Form 10-K
period 2015-12-31
RITCHIE BROS AUCTIONEERS INC
filed 2016-02-25
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number: 001-13425

Ritchie Bros. Auctioneers Incorporated

(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

9500 Glenlyon Parkway
Burnaby, British Columbia, Canada V5J 0C6	(778) 331-5500
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2015, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) was approximately $2,955,007,642. The number of common shares of the registrant outstanding as of February 24, 2016, was 107,215,270.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the registrant's fiscal year ended December 31, 2015, in connection with the registrant’s 2016 Annual and Special Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Ritchie Bros.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-K

Ritchie Bros.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K of Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we” or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. These statements are based on our current expectations and estimates about our business and markets, and include, among others, statements relating to:

•	our future strategy, objectives, targets, projections, and performance;

•	our ability to drive shareholder value;

•	market opportunities;

•	our internet initiatives and the level of participation in our auctions by internet bidders, and the success of EquipmentOne and our other online marketplaces;

•	our ability to grow our core auction business, including our ability to increase our market share among traditional customer groups, including those in the used equipment market, and do more business with new customer groups in new markets;

•	the impact of our new initiatives, services, investments, and acquisitions on us and our customers;

•	potential future acquisitions;

•	our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our auction services and support additional value-added services;

•	the effect of Original Equipment Manufacturer production on our Gross Auction Proceeds (“GAP”)[1];

•	the supply trend of equipment in the market and the anticipated price environment for late model equipment, as well as the resulting effect on our business and GAP;

•	the growth potential of Ritchie Bros. Financial Services (“RBFS”), as well as expectations towards and significance of its service offerings and geographical expansion in the near future;

•	fluctuations in our quarterly revenues and operating performance resulting from the seasonality of our business;

•	our ability to grow our sales force, minimize turnover, and improve Sales Force Productivity (as described below);

•	our ability to implement new performance measurement metrics to gauge our effectiveness and progress;

•	the relative percentage of GAP represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;

•	our Revenue Rates (as described below), the sustainability of those rates, the impact of our commission rate and fee changes, and the seasonality of GAP and revenues;

•	our future capital expenditures and returns on those expenditures;

•	the proportion of our revenues, operating expenses, and operating income denominated in currencies other than the United States (“U.S.”) dollar or the effect of any currency exchange and interest rate fluctuations on our results of operations;

•	financing available to us, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and

•	our ability to satisfy our present operating requirements and fund future growth through existing working capital and credit facilities.

1	GAP represents the total proceeds from all items sold at our auctions and online marketplaces. It is a measure of operational performance and not a measure of financial performance, liquidity, or revenue. It is not presented in our consolidated financial statements.

Ritchie Bros.	1

Forward-looking statements are typically identified by such words as “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “period to period”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Our forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

While we have not described all potential risks related to our business and owning our common stock, the important factors listed under “Risk Factors” below are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein and other relevant factors.

PART I

ITEM 1:        BUSINESS

Company Overview

We are the world leader for the exchange of used equipment, completing over $4.2 billion of equipment transactions during 2015. Our expertise, global reach, market insight and trusted brand provide us with a unique and leading position in the used equipment market. We primarily sell equipment for our customers through unreserved auctions at 44 auction sites worldwide. In addition, during 2013 we commercially launched EquipmentOne, an online used equipment marketplace to reach a broader customer base. These two complementary exchange solutions provide different value propositions to equipment owners and allow us to meet the needs and preferences of a wide spectrum of equipment sellers.

We focus on the sale of heavy machinery. Through our unreserved auctions and online marketplaces, we sell a broad range of used and unused industrial assets, including equipment, trucks and other assets used in the construction, transportation, agricultural, material handling, mining, forestry, energy and marine industries. The majority of the assets sold through our sales channels would be classified as construction machinery. We operate in over 15 countries worldwide. Our world headquarters are located near Vancouver, Canada.

Our GAP represents the total proceeds from all items sold at our auctions and online marketplaces. Our GAP was $4.2 billion for the year ended December 31, 2015, representing a 1% increase from 2014.

Ritchie Bros. Auctioneers Incorporated was amalgamated on December 12, 1997 under, and is governed by, the Canada Business Corporation Act. Our articles were amended on May 2, 2000 to permit our directors to set the number of directors on our Board of Directors (our “Board”) by resolution of the Board, subject to the limits set out in our articles, and to permit our directors to appoint one or more additional directors to our Board between shareholder meetings, provided that the total number of directors appointed does not exceed 1⁄3 of the number of directors elected at the previous annual general meeting. Our articles were further amended on April 19, 2004 to subdivide each our common shares outstanding on May 4, 2004 into two common shares. On April 11, 2008 the shareholders approved a further amendment to our articles to subdivide each of our common shares outstanding on April 24, 2008 into three common shares.

Our corporate headquarters are located at 9500 Glenlyon Parkway, Burnaby, British Columbia, Canada V5J 0C6, and our telephone number is (778) 331-5500. We maintain a website at www.rbauction.com. None of the information on our website is incorporated into this Annual Report on Form 10-K by this or any other reference.

Ritchie Bros.	2

Multi-channel sales solutions and complementary services

We offer a variety of sales solutions and complementary services that position us as the global leader in used equipment sales.

Our multi-channel sales solutions allow sellers to choose the method of sale based on their needed degree of control. Our vision is to position appropriate solutions at each point of the seller journey, which is illustrated as follows, and connect them with quality buyers from a global marketplace:

Ritchie Bros.	3

Further, we believe that our services complement each other and allow us to provide our customers with a variety of options that are synergistically ‘Better Together’.

Ritchie Bros. Auctioneers — our core unreserved auction business

Ritchie Bros. Auctioneers is the world’s largest industrial auctioneer, and our core business is providing unreserved auction services to equipment buyers and sellers. Our adherence to the unreserved auction process is one of our founding principles and we believe one of our most significant competitive advantages. All Ritchie Bros. auctions are unreserved, meaning that there are no minimum bids or reserve prices on any item sold at our auctions. Each item is sold to the highest bidder, regardless of price. This process, combined with our global market reach, ensures that each item sold at our auctions is sold for global market value. In addition, consignors, or their agents, are not allowed to bid on or buy back or in any way influence the selling price of their own equipment. This policy provides a transparent environment for our auction bidders.

Our bidders participate in our auctions in person, by proxy, or through real-time online bidding. Online participation in our auctions has increased steadily since that option was introduced in 2002. Most online bidders still visit our auction sites prior to the auction, in order to test and inspect the equipment being sold.

Consignment volumes at our auctions are affected by a number of factors, including regular fleet upgrades and reconfigurations, financial pressure, retirements, and inventory reductions, as well as by the timing of the completion of major construction and other projects. We generally cannot influence the decision of an equipment owner whether to sell, but once they have made the decision to sell, our sales team’s opportunity is to demonstrate the Ritchie Bros. Auctioneers value proposition and have the equipment contributed to one of our unreserved auctions.

Ritchie Bros.	4

Over 60% of our core auction GAP goes to buyers from outside the region of sale. Our ability to consistently draw significant numbers of local and international bidders from many different markets to our auctions, most of whom are end users rather than resellers, is appealing to sellers of used equipment and trucks and helps us to attract consignments to our auctions. Higher consignment volumes attract more bidders, which in turn attract more consignments, and so on in a self-reinforcing process that has helped us to achieve a history of significant growth and momentum in our business which is reflected in our core auction GAP growth.

EquipmentOne — our online used equipment marketplace

Ritchie Bros. commercially launched EquipmentOne (an Online Negotiation Engine) in 2013 to reach the segment of the used equipment transaction market that prefers to retain control over the sales process, while potentially taking on more effort. Through EquipmentOne (www.equipmentone.com), equipment sellers are able to list their equipment on the online marketplace, receive and accept offers, and complete and settle their sale.

EquipmentOne is a secure online marketplace that equipment sellers can navigate independently, while still leveraging Ritchie Bros.’ trusted brand and transaction processing. EquipmentOne facilitates the completion of sales through a settlement process that protects both the seller and the buyer. Once a sale is agreed upon, buyers are instructed to pay the purchase price of the sale to Ritchie Bros. to hold in escrow. When the funds are received, the seller is informed that they can release the sold equipment to the purchaser. When the purchaser provides approval to Ritchie Bros. that the equipment is as advertised, we then release the net sales proceeds to the seller.

We still consider EquipmentOne to be in a start-up phase, and as such, we do not anticipate that this online marketplace will contribute materially to our overall operations for several years. However, we believe that there is a substantial growth opportunity for this business line, and so we continue to invest in EquipmentOne. In February 2016, we expanded our EquipmentOne offering from the United States into Canada.

Private treaty services

In 2015, we commercially launched our private treaty service, wherein we act as a private sales agent leveraging our global customer base and extensive heavy industry knowledge to conduct negotiated sales of specialized and high-value equipment items between buyers and sellers. Under this service offering, the seller sets the price and the completion timeline. To earn our commission from rendering private treaty services, we manage the entire sales process in accordance with the seller’s terms, including marketing the equipment to a global audience and settling the sale. With over 50 years of experience, we have the connections and expertise to identify and target the most qualified buyers from around the world for sellers’ assets.

Financial services

In 2011, we launched RBFS, one of our subsidiaries that offers our buyers affordable, flexible equipment financing. RBFS brokers with select lenders to provide buyers with the best rates and low monthly payments. We feel that as a result of this financing service, we are able to increase the number of buyers at our auctions, and in turn, attract a greater number of consignors as well.

Technology services

In November 2015, we acquired a controlling interest in Xcira LLC (“Xcira”), a Florida-based company specializing in the provision of software and technology solutions to auction companies in order to allow those companies to conduct live, online bidding. By acquiring Xcira, we are able to invest in further custom projects to cater to the unique needs of our customers in order to build on our strong online bidding customer experience and further differentiate Ritchie Bros. from other industrial auction companies. Over the past 14 years, we have worked closely with Xcira to customize Xcira’s solution to meet our needs. While we are the exclusive industrial auctioneer customer of Xcira, Xcira offers its solutions to many other auction companies including those in the luxury items, art, and auto markets.

Ritchie Bros.	5

History and Development of Our Business

Our company was founded in 1958 in the small town of Kelowna, British Columbia, Canada. We held our first major industrial auction in 1963, selling over $600,000 worth of construction equipment in Radium, British Columbia. While our early auction sales were held primarily in Western Canada, Ritchie Bros. expanded eastward in Canada through the 1960s.

By 1970, we had established operations in the United States and held our first American sale in Beaverton, Oregon. Throughout the 1970s and 1980s, we held auctions in additional locations across Canada and an increasing number of American states. In 1987, we held our first European auctions in Liverpool, United Kingdom and Rotterdam, The Netherlands. Our first Australian auction was held in 1990, and this was followed by expansion into Asia, with subsequent sales in Japan, the Philippines, Hong Kong, Thailand and Singapore. We held our first Mexican auction in 1995 and our first Middle Eastern auction in Dubai, United Arab Emirates, in 1997.

Although we expect that most of our growth in the near future will come from expanding our business and increasing our penetration in regions where we already have a presence, such as the United States and Western Europe, we believe that emerging markets such as China offer significant potential for growth in the long-term.

In 1994, we introduced our prototype auction facility, opening new permanent auction sites in Fort Worth, Texas and Olympia, Washington that represented significant improvements over the facilities being used at the time by other industrial equipment auctioneers. We have since constructed similar facilities in various locations in Canada, the United States, Mexico, Europe, Australia, Asia and the Middle East. We have 44 auction sites at the date of this Annual Report on Form 10-K.

In March 1998, we completed an initial public offering of our common shares. Our common shares trade on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”) under the ticker symbol “RBA”.

On May 15, 2012, we purchased AssetNation, an online marketplace and solutions provider for surplus and salvage assets based in the United States. Leveraging AssetNation’s technology and e-commerce expertise in early 2013 we commercially launched our new online marketplace, EquipmentOne.

On November 4, 2015, we acquired a 75% interest in Xcira, a proven leader in simulcast auction technology that provides a seamless customer experience for integrated on site and online auctions. Through this acquisition, we secured Xcira’s bidding technology, which represents a significant and growing portion of all bidding conducted at our auctions.

On February 19, 2016, we acquired 100% of the equity interests in Mascus International Holding B.V. (“Mascus”) for a provisional purchase price of 24.0 million Euros ($26.6 million) subject to working capital adjustments under the terms of the agreement. Mascus is an Amsterdam-based company that operates a global online portal for the sale and purchase of heavy equipment and vehicles. Additional cash compensation, totaling no more than 3.4 million Euros ($3.8 million), may be provided to Mascus’ former shareholders, contingent upon certain operating performance targets being achieved over the next three years.

The Used Equipment Market Opportunity

Ritchie Bros. is the well-established world leader for used equipment sales. Our market position, in itself, is a competitive advantage. As we sell more used equipment than anyone else, we attract the largest audience of interested used equipment buyers. This in turn attracts more equipment sellers. This cycle continues to bolster our growth, which is demonstrated by our long history of expansion.

Ritchie Bros.	6

We recently updated our estimate of the annual global used equipment market, through a review of the construction, transportation and agricultural used equipment markets. Based on this review, we believe the global used equipment market is valued at approximately $360 billion. The market is highly fragmented, and we believe we are the largest player in the unreserved auction market space. We compete with other sellers of used equipment on the basis of breadth, brand reputation, security, and global reach of our services, as well as in the variety of contracts and methods and channels of selling equipment.

The volume of used equipment transactions is affected by the ongoing production of new equipment and trucks, the demand for equipment, the rate of equipment utilization and the motivations of equipment owners to realign and replace their fleets. Our goal is to capture a greater proportion of the transactions through our multi-channel strategy. Our businesses generate revenue based on a percent of the selling price of goods sold through our sales channels. As such, influences on used equipment pricing can affect corporate performance. Factors such as regional or global economic and construction activity, the supply of good quality used equipment, availability of low-cost financing and changes to regional regulations can affect the demand for, and therefore price of, equipment sold through our auctions and our online marketplace.

Competitive Advantages

Our key strengths provide distinct competitive advantages and have enabled us to achieve significant and profitable growth over the long term. Our GAP has grown at a compound annual growth rate of 9.0% over the last 25 years, as illustrated below.

Reputation for conducting unreserved auctions

We believe that our widely known commitment to fair dealing and the unreserved auction process is a key contributor to our growth and success. All of our auctions are unreserved, meaning that there are no minimum bids or reserve prices; each and every item is sold to the highest bidder on the day of the auction regardless of the price. Consignors are prohibited by contract from bidding on their own consigned items at the auction or in any way artificially affecting the auction results. Bidders at our auctions have confidence that if they are the highest bidder on an item, then they are the buyer of that item, regardless of price. We believe that Ritchie Bros.’ reputation for conducting only unreserved auctions is a major reason why bidders are willing to commit the necessary time and effort to participate in our auctions, and we believe that the size and breadth of the resulting bidding audiences enables us generally to achieve higher prices than our competitors.

Ritchie Bros.	7

Ability to transcend local market conditions

We market each auction to a global customer base of potential bidders, through the use of digital media, print media and the internet. Because bidders are willing to travel between regions and countries to attend our auctions, and are able to participate over the internet if they are unable or choose not to attend in person, consignors have confidence that they will receive the world market price for their equipment. In recent periods, an average of approximately 60% of the value of equipment sold at any particular auction has left the region of the sale.

International scope

We have substantial expertise in marketing, assembling and conducting auctions in international markets. We have conducted auctions in more than 20 countries and we regularly hold auctions in North America, Central America, Europe, Australia, Asia and the Middle East.

Extensive network of auction sites

Our international network of auction sites is attractive to consignors of trucks and equipment with widely dispersed fleets and also to manufacturers wanting to access multiple regional markets. We believe that our network of auction sites has allowed us to achieve economies of scale by holding more frequent and larger auctions at our existing facilities, thereby taking advantage of our considerable operating capacity without incurring significant incremental costs. In addition, many of our auction sites are equipped with state-of-the-art painting and refurbishing facilities which, together with purpose-built auction theatres and equipment display yards, allow us to deliver a uniquely high level of service to our customers. Our secure yards enable our bidders to inspect, test and compare assets available for sale at our auctions, and give them confidence that the assets on which they are bidding exist and will be in the same condition when they pick them up as they were when they purchased them. Our consignors take comfort knowing their assets are under our care, custody and control, and that we are looking after all details in connection with the auction, including load-out by buyers.

Proprietary databases

We maintain sophisticated databases containing information on several million pieces of equipment sold around the world, detailed information regarding new equipment prices and listings of stolen equipment. Together with our unique and comprehensive information about the flow of equipment coming to market, these databases help us to identify market trends and estimate equipment values.

We also maintain a proprietary customer information database containing detailed information on users of our online bidding service, including each customer’s auction attendance, trade association memberships, buying habits and other information. This database enables us to identify customers who might be interested in the equipment being sold at any particular auction.

Internet services

Online bidding at live auctions

We believe that our extensive internet presence and the tools available on our website are valuable to buyers and sellers of equipment and represent a distinct competitive advantage for Ritchie Bros. Our online bidding service, provided by Xcira, has enhanced our ability to transcend local market conditions and offer international scope to equipment buyers and sellers at our auctions. It has also increased the number of bidders participating in our auctions, which we believe has led to higher selling prices.

Through the use of Xcira’s online bidding technology, we launched our internet bidding service in 2002. In 2015 we sold over $1.8 billion of equipment to users of this service. In 2015, customers bidding in our live industrial auctions over the internet accounted for over 60% of total industrial auction registrations. Our internet bidding service gives our auction customers the choice of how they want to do business with us and access to both live and online auction participation. The average number of registered bidders, both online and on-site, participating in our industrial auctions has increased 103% to 2,192 registered bidders in 2015 from 1,080 bidders in 2001, prior to the implementation our internet bidding service. In November 2015 we secured our online bidding technology by acquiring a controlling interest in Xcira.

Ritchie Bros.	8

Online sales through a secure and trusted marketplace

In 2013, we launched our online equipment marketplace, EquipmentOne (www.equipmentone.com), which provides equipment sellers with control over the selling price and the sales process. EquipmentOne appeals to equipment sellers who want to manage the process, decide if and when to sell, and negotiate a selling price. This optionality appeals to companies and equipment owners who would prefer to sell only under certain conditions. During the fourth quarter of 2015, average monthly users of our EquipmentOne websites totaled 108,579, an 11% increase compared to 98,187 in the fourth quarter of 2014.

Search engine optimization

In 2010 we launched our new 21-language Ritchie Bros. website, with enhanced features such as high quality zoomable photos, watch lists and other valuable features. The website (www.rbauction.com) now enables customers to interact with us more easily, as well as search for and purchase the equipment they need, and we believe it is a powerful tool for attracting new non-English speaking customers. As at December 31, 2015, the average monthly users of our Ritchie Bros. website totaled 934,290, a 14% increase compared to 822,718 on December 31, 2014, which itself was a 31% increase compared to 626,815 on December 31, 2013.

In 2011 we launched our detailed equipment information program, in which we provide free of charge on our website to all customers much more detailed information and photos about the equipment to be sold at our auctions. We believe this program is allowing customers to shop with greater ease and bid with more confidence, and has made our auctions more appealing to a broader range of equipment owners.

Size and financial resources

In addition to being the world’s largest auctioneer of industrial equipment, we believe that we sell more used trucks and equipment than any other company, including non-auction companies such as manufacturers, dealers and brokers, making us the largest participant in this highly fragmented market. In addition to our strong market position, we have the financial resources to offer our consignors flexible contract options such as guarantee and inventory contracts, as well as to expand into new industries and geographies.

Our size and financial resources also enable us to invest in new technologies and services, including but not limited to the following:

•	EquipmentOne – online sales marketplace services

•	RBFS – financing services

•	Private treaty – broker services

•	Ritchie Bros. Logistics – full-service shipping and logistics solutions

•	Xcira – online auction bidding technology services

Dedicated and experienced workforce

Our sales and support team is a key part of our customer service effort. We had 1,522 full-time employees at December 31, 2015, including 342 Revenue Producers2 and 31 Trainee Territory Managers, which are sales personnel enrolled in our comprehensive training program to enhance their sales skills and develop them into high-producing Territory Managers.

2	Revenue Producers is a term used to describe our revenue producing sales personnel. This definition is comprised of Regional Sales Managers and Territory Managers.

Ritchie Bros.	9

These competitive advantages have enabled us to hold successful auctions that are appealing to both buyers and consignors, as evidenced by the growth in the number of buyers and consignors participating in our auctions, set out in the graph below, and the resulting growth in our GAP.

We believe that this momentum, together with our reputation, size and financial resources, gives our customers confidence in our auction services, which should contribute to our growth over the long term.

Strategy

Over the past several years our strategy has continued to evolve. During 2014 we updated our strategy to outline the following objectives, strategic pillars and key enablers:

There are three main drivers to our strategy and roadmap to generate shareholder value:

Ritchie Bros.	10

GROW Revenue and Earnings

We are committed to pursuing growth initiatives that will further enhance our sector reach, drive geographic depth, meet a broader set of customer needs, and add scale to our operations. EquipmentOne is a key part of a full-service offering to provide our customers with a menu of options that cater to their needs at different points of their asset disposition journey. This “Better Together” strategy of offering EquipmentOne alongside our core auction services is a key step in developing a truly multi-channel offering to our market. In addition, we will focus on accelerating our strategic accounts growth and improving the overall performance and use of our underwritten commission contracts.

DRIVE Efficiencies and Effectiveness

We plan to take advantage of opportunities to improve the overall effectiveness of our organization by enhancing sales productivity, modernizing and integrating our legacy IT systems and optimizing business processes. We are also implementing formal performance measurement metrics (such as a Performance Scorecard) to gauge our effectiveness and progress, and will better align our executive compensation plans with our new strategy and key targets. We are also better aligning our organizational structure to help us more effectively meet the needs of our customers in each of our regions. We believe this will enhance the agility of our organization, and our decision making processes, to better serve our customers.

OPTIMIZE our Balance Sheet

Our business model provides us with the ability to generate strong cash flows. Cash flow represents our ability to convert revenue into cash, and provides a meaningful indication of the strength inherent in our business. We will focus not only on profit growth but also cash flow growth, reviewing each site in order to improve returns on a location-by-location basis within our core auction segment. The majority of our sites meet these return expectations and some are significantly exceeding them.

A more detailed outline of our strategy is as follows:

Ritchie Bros.	11

In the above table, “Op FCF” is an acronym for Operating Free Cash Flow3.

Our more immediate focuses in the coming years will be on the following drivers of growth and strategic opportunities:

Segmented Information

Segmented information is disclosed in the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K.

Operations

In 2015, approximately 85% of our GAP was attributable to auctions held at our permanent auction sites and regional auction sites, compared to 86% in 2014 and 2013. Please see further discussion below under “Item 2. Properties – international network of auction sites” for a discussion of our properties.

In 2015 and 2014, 12% of our GAP came from “off-site” auctions, compared to 11% in 2013. Off-site auctions are typically held on rented or consignor-owned land. The decision as to whether to hold a particular auction at one of our sites instead of at an off-site location is influenced by the nature, amount and location of the equipment to be sold. The majority of our agricultural auctions are held at off-site locations, usually on the consignor’s farm.

The remainder of our GAP was primarily attributable to the Gross Transaction Value (“GTV”) of all items sold through EquipmentOne. GTV represents total proceeds from all items sold at our online marketplaces, as well as a buyers’ premium component applicable only to our online marketplace transactions.

Our GAP and associated revenues are affected by the seasonal nature of our business. Our GAP and revenues tend to increase during the second and fourth calendar quarters, during which time we generally conduct more business than in the first and third calendar quarters. We believe that revenues are best understood by considering their relationship to GAP. We use Revenue Rate, which is calculated by dividing revenues by GAP, to determine the amount of GAP changes that flow through to our revenues.

Some of the key elements of our auction process include:

3	Operating Free Cash Flow is a non-GAAP measure that is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Ritchie Bros.	12

Attracting bidders

We believe our proprietary customer database, which contains over 584,500 customer names from approximately 195 countries, significantly enhances our ability to market our auctions effectively. We typically send tens of thousands of print and digital direct marketing materials to strategically selected customers from our database as part of our comprehensive auction marketing service. We also conduct targeted regional and industry-specific advertising and marketing campaigns and use social media to generate awareness. In addition, we present information about the majority of the consigned equipment at upcoming auctions on our website so that potential bidders can review equipment descriptions and view photographs of many of the items to be sold. We had over 507,200 bidder registrations at our industrial auctions in 2015 compared to approximately 463,500 in 2014 and 424,700 in 2013.

Attracting equipment

We solicit equipment consignments ranging from single pieces of equipment consigned by local owner-operators to large equipment fleets offered by multi-national consortiums upon the completion of major construction projects.

For larger consignments, our service typically begins with an equipment appraisal that gives the prospective consignor a credible estimate of the value of the appraised equipment. We believe that consignors choosing to sell their equipment at auctions choose Ritchie Bros. over other auctioneers, because they believe that selling at a Ritchie Bros. global auction is the best way to maximize the net proceeds on the sale of their assets.

Our willingness to take consignment of a customer’s full equipment fleet, including ancillary assets such as inventories, parts, tools, attachments and construction materials, rather than only accepting selected items, is another valuable service that we offer to consignors that sets us apart from most of our competitors.

Attractive contract options

We offer consignors several contract options to meet their individual needs and sale objectives. These can include a straight commission contract, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate, as well as alternate arrangements including guarantee contracts (where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level) or inventory contracts (where we purchase the equipment temporarily for resale). We refer to guarantee and inventory contracts as underwritten commission contracts, which accounted for approximately 29% of our GAP in 2015, compared to 31% in 2014 and 28% in 2013.

In order to assist customers with their equipment transactions and to build our business and position ourselves in the marketplace, in a minority of cases, we will strategically present proposals to customers that include underwritten commission contracts. In making the decision to strategically use an underwritten proposal, we consider a multitude of factors, including, the size and the mix of the equipment in the proposal, the condition of the equipment, the timing of the contract in relation to a particular auction and its impact on attracting additional consignments, the competitive environment, our ability to build our market share and the relationship with the customer. We have a rigorous approach to appraising and evaluating the items included in a potential underwritten deal and have a well-developed, strict internal approval process for entering into underwritten commission contracts.

Further, the choice by equipment owners between straight commission, guarantee, or inventory contracts, if presented by us, depends on the owner’s risk tolerance and sale objectives. We work with our customers to provide them with the contract option that best suits their needs at that point in time. As a result, the mix of contracts in a particular quarter or year fluctuates and is not necessarily indicative of the mix in future periods. The composition of our auction commissions and our Revenue Rate are affected by the mix and performance of contracts entered into with consignors in the particular period and fluctuates from period to period.

Value-added services

We provide a wide array of services to make the auction process convenient for buyers and sellers of equipment. Examples of these services include:

Ritchie Bros.	13

•	conducting title searches, where registries are commercially available, to ensure equipment is sold free and clear of all liens and encumbrances (if we are not able to deliver clear title, we provide a full refund up to the purchase price to the buyer);

•	making equipment available for inspection, testing and comparison by prospective buyers;

•	displaying high-quality, zoomable photographs of equipment on our website;

•	providing free detailed equipment information on our website for most equipment;

•	providing financing services through RBFS, as well as insurance and powertrain warranty products;

•	providing access at our auctions to transportation companies, customs brokerages and other service providers, and online through our partner, uShip, and Ritchie Bros. Logistics;

•	providing facilities for on-site cleaning, painting, and refurbishment of equipment; and

•	handling all pre-auction marketing, as well as collection and disbursement of proceeds.

Online bidding and equipment marketplace purchase metrics

We continue to see an increase in the use and popularity of both our online bidding system and our online equipment marketplace. During 2015, we attracted record annual online bidder registrations and sold approximately $1.9 billion of equipment, trucks and other assets to online auction bidders and EquipmentOne customers. This represents an 8% increase over the $1.8 billion of assets sold online in 2014, and an annual online sales record. In 2014, we sold 18% more assets to online bidders and EquipmentOne customers than the $1.5 billion sold in 2013.

Productivity

To support our revenue-producing sales personnel, we follow a dual marketing strategy, promoting Ritchie Bros. and the unreserved auction process in general, as well as marketing specific auctions and listings in our EquipmentOne marketplace. This dual strategy is designed to attract both consignors and bidders to our sales solutions. Our advertising and promotional efforts include the use of trade journals and magazines and attendance at numerous trade shows held around the world. We also participate in international, national and local trade associations. Digital marketing, social media and our Ritchie Bros. website are other important components of our marketing effort.

In addition to regional marketing through our sales representatives, we market through our national accounts team to large multi-national customers, including rental companies, manufacturers and finance companies, who have equipment disposition requirements in various regions and countries and can therefore benefit from our international network of auction sites.

Competition

The global used industrial equipment market, including the auction segment of that market, is highly fragmented. We compete for potential purchasers and sellers of industrial equipment with other auction companies and with non-auction competitors such as equipment manufacturers, distributors and dealers, equipment rental companies, and other online marketplaces. When sourcing equipment to sell at our auctions or through EquipmentOne, we compete with other auction companies, dealers and brokers, and equipment owners who have traditionally disposed of equipment through private sales.

Governmental regulations and environmental laws

Our operations are subject to a variety of federal, provincial, state and local laws, rules and regulations throughout the world relating to, among other things, the auction business, imports and exports of equipment, worker health and safety, privacy of customer information and the use, storage, discharge and disposal of environmentally sensitive materials. In addition, our development or expansion of auction sites depends upon the receipt of required licenses, permits and other governmental authorizations, and we are subject to various local zoning requirements with regard to the location of our auction sites, which vary among jurisdictions.

Ritchie Bros.	14

Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of, or other person involved in, real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the owner or lessee or other person knew of, or was responsible for, the presence of such hazardous or toxic substances.

We typically obtain Phase I environmental assessment reports prepared by independent environmental consultants in connection with our site acquisitions and leases. A Phase I environmental assessment consists of a site visit, historical record review, interviews and reports, with the purpose of identifying potential environmental conditions associated with the subject property. There can be no assurance, however, that acquired or leased sites have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of environmental liability upon us or expose us to third-party actions such as tort suits. Although we have insurance to protect us from such liability, there can also be no assurance that it will cover any or all potential losses.

There are restrictions in the United States and Europe that may affect the ability of equipment owners to transport certain equipment between specified jurisdictions. One example of these restrictions is environmental certification requirements in the United States, which prevent non-certified equipment from being entered into commerce in the United States. In addition, engine emission standards in some jurisdictions limit the operation of certain trucks and equipment in those markets. We expect these emission standards to be implemented in additional jurisdictions or to be strengthened in existing jurisdictions in the future.

We are committed to contributing to the protection of the natural environment by preventing and reducing adverse impacts of our operations. As part of our commitment, we aim to:

•	empower our employees to identify and address environmental issues;

•	consider environmental impacts as part of all business decisions;

•	conduct business in compliance with applicable regulations and legislation, and where appropriate, adopt the most stringent standards as our global benchmark;

•	use resources wisely and efficiently to minimize our environmental impact;

•	communicate transparently with our stakeholders about environmental matters;

•	conduct ongoing assessments to ensure compliance and good stewardship; and

•	hold management accountable for providing leadership on environmental matters, achieving targets, and providing education to employees.

We believe that by following these principles, we will be able to achieve our objective to be in compliance with applicable environmental laws and make a positive contribution to the protection of the natural environment.

Our operational and marketing activities are subject to various types of regulations, including laws relating to the protection of personal information, consumer protection and competition. For example, the Canadian Anti-Spam Law (“CASL”) came into force on July 1, 2014. CASL prohibits the transmission of commercial electronic messages to an email address without consent and it also requires certain formalities to be complied with, including the ability to unsubscribe easily from subsequent messages.

We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business, and that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct our business.

Ritchie Bros.	15

Available Information

The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. We file required reports on Form 10-K, Form 10-Q, Form 8-K, proxy materials and other filings required under the Exchange Act. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We maintain a website at www.rbauction.com and copies of our reports on Form 10-K, Form 10-Q and Form 8-K, proxy materials and other filings required under the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC.

We maintain a Code of Business Conduct and Ethics for our directors, officers and employees (“Code of Conduct”). A copy of our Code of Conduct may be found on our website in the Corporate Governance section.

Additional information related to Ritchie Bros. is also available on SEDAR at www.sedar.com.

ITEM 1A:        RISK FACTORS

An investment in our common stock involves a high degree of risk. In addition to the other information included in this Annual Report on Form 10-K, you should carefully consider each of the risks described below before purchasing our common shares. The risk factors set forth below are not the only risks that may affect our business. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the following risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment. Information in this section may be considered “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.

Damage to our reputation for fairness, transparency and integrity could harm our business.

One of our founding principles is that our auctions are fair and transparent and we believe this is one of our most significant competitive advantages. Closely related to this is our reputation for fairness and honesty in our dealings with our customers.

Our ability to continue to develop our brand strength, attract new customers and continue to do business with existing customers could be harmed if our reputation for fairness, transparency and integrity was damaged. If we are unable to maintain our reputation we could lose business and our results of operations and financial condition would suffer.

Competition in our core markets could result in reductions in our future revenues and profitability.

The used truck and equipment sectors of the global industrial equipment market, and the auction segment of those markets, are highly fragmented. We compete directly for potential purchasers of industrial equipment with other auction companies. Our indirect competitors include equipment manufacturers, other third party methods which utilize an intermediary, and equipment rental companies. When sourcing equipment to sell at our auctions, we compete with other auction companies, other third party methods, and equipment owners that have traditionally disposed of equipment in private sales.

Our direct competitors are primarily regional auction companies. Some of our indirect competitors have significantly greater financial and marketing resources and name recognition than we do. New competitors with greater financial and other resources may enter the industrial equipment auction market in the future. Additionally, existing or future competitors may succeed in entering and establishing successful operations in new geographic markets prior to our entry into those markets. They may also compete against us through internet-based services.

Ritchie Bros.	16

If existing or future competitors seek to gain or retain market share by reducing commission rates, or our strategy to compete against them is not effective, we may also be required to reduce commission rates, which may reduce our revenues and harm our results of operations and financial condition, or we may lose market share. We currently generate the vast majority of our revenues through unreserved auctions. We may be susceptible to loss of business as a result of our restrictive service offering if competing models become more appealing to customers. If our selling model becomes undesirable or we are not successful in adding services complementary to our existing selling model and business, we may not be successful increasing market penetration over the long-term, which could prevent us from achieving our long-term earnings growth targets.

Decreases in the supply of, demand for, or market values of industrial assets, primarily used industrial equipment, could harm our business.

Our revenues could decrease if there was significant erosion in the supply of, demand for, or market values of used industrial equipment, which could adversely affect our financial condition and results of operations. We have no control over any of the factors that affect the supply of, and demand for, used industrial equipment, and the circumstances that cause market values for industrial equipment to fluctuate – including, among other things, economic uncertainty, disruptions to credit and financial markets, lower commodity prices, and our customers’ restricted access to capital – are beyond our control. Recent economic conditions have caused fluctuations in the supply, mix and market values of used equipment available for sale, which has a direct impact on our revenues.

In addition, price competition and the availability of industrial equipment directly affect the supply of, demand for, and market value of used industrial equipment. Climate change initiatives, including significant changes to engine emission standards applicable to industrial equipment, may also adversely affect the supply of, demand for or market values of industrial equipment.

We may incur losses as a result of our guarantee and inventory contracts and advances to consignors.

Straight commission contracts are our most common type of auction contract and are used by us when we act as agent for consignors and earn a pre-negotiated, fixed commission rate on the gross sales price of the consigned equipment at auction.

In recent years, approximately 60-80% of our annual business has been conducted on a straight commission basis. In certain other situations we will either offer to:

•	guarantee a minimum level of sale proceeds to the consignor, regardless of the ultimate selling price of the consignment at the auction; or

•	purchase the equipment outright from the consignor for sale in a particular auction.

The level of guaranteed proceeds or inventory purchase price is based on appraisals performed on equipment by our internal personnel. Inaccurate appraisals could result in guarantees or inventory values that exceed the realizable auction proceeds. In addition, a change in market values could also result in guarantee or inventory values exceeding the realizable auction proceeds. If auction proceeds are less than the guaranteed amount, our commission will be reduced and, in certain circumstances, we could incur a loss. If auction proceeds are less than the purchase price we paid for equipment that we take into inventory temporarily, we will incur a loss. Because all of our auctions are unreserved, there is no way for us to protect against these types of losses by bidding on or acquiring any of the items at the auction. In addition, we do not hold inventory indefinitely waiting for market conditions to improve. If our exposure to underwritten commission contracts increases, this risk would be compounded.

Occasionally we advance to consignors a portion of the estimated auction proceeds prior to the auction. We generally make these advances only after taking possession of the assets to be auctioned and upon receipt of a security interest in the assets to secure the obligation. If we were unable to auction the assets or if auction proceeds were less than amounts advanced, we could incur a loss.

Ritchie Bros.	17

We may have difficulties developing and managing our growth.

One of the main elements of our strategy is to grow our core auction business, primarily by increasing our presence in geographic regions in which we already operate and by expanding into new geographic regions and market segments in which we have not had a significant presence in the past. As part of this strategy, we may from time to time acquire additional assets or businesses from third parties. We may not be successful in growing our business or in managing this growth.

For us to grow our business successfully, we need to accomplish a number of objectives, including:

•	recruiting and retaining suitable sales and managerial personnel;

•	developing and enhancing an appropriate sales strategy;

•	identifying and developing new geographic regions and market sectors;

•	expanding awareness of our brand, including value proposition and competitive advantages, in existing and new geographic regions;

•	identifying and potentially acquiring businesses that might be appropriate acquisition targets;

•	obtaining necessary financing on terms favourable to us, and securing the availability of our credit facilities to fund our growth initiatives;

•	receiving necessary authorizations and approvals from governments for proposed development or expansion;

•	integrating successfully new facilities and any acquired businesses into our existing operations;

•	achieving acceptance of the auction process in general by potential consignors, bidders and buyers;

•	establishing and maintaining favourable relationships with and meeting the needs of consignors, bidders and buyers in new geographic regions and market sectors, and maintaining these relationships in geographic regions in which we currently operate;

•	capturing relevant market data and utilizing it to generate insight and understanding of key company and industry drivers and market trends;

•	developing appropriate responses based on data collected to meet the needs of existing and potential customers to achieve customer retention targets;

•	succeeding against local and regional competitors in existing and new geographic regions;

•	capitalizing on changes in the supply of and demand for industrial assets, and understanding and responding to changing market dynamics, in our existing and new geographic regions and used equipment sectors; and

•	designing and implementing business processes and operating systems that are able to support profitable growth.

We will likely need to hire additional employees to manage our growth. In addition, our growth may increase the geographic scope of our operations and increase demands on both our operating and financial systems. These factors will increase our operating complexity and the level of responsibility of existing and new management personnel. It may be difficult for us to attract and retain qualified sales personnel, managers and employees, and our existing operating and financial systems and controls may not be adequate to support our growth. We may not be able to improve our systems and controls as a result of increased costs, technological challenges, or lack of qualified employees. Our past results and growth may not be indicative of our future prospects or our ability to expand into new geographic regions or used equipment sectors, many of which may have different competitive conditions and demographic characteristics than our existing geographic regions and used equipment sectors.

We are investing in an ecommerce marketplace, EquipmentOne, with no guarantee of long-term returns.

In 2012 we acquired an ecommerce marketplace through the acquisition of AssetNation LLC and its subsidiaries. We utilized the expertise and technology of AssetNation to develop Ritchie Bros. EquipmentOne, a new marketplace that involves technology and ecommerce. Success in this marketplace depends on our ability to attract, retain and engage buyers and sellers of used equipment; the volume of transactions; the volume and price of equipment listed; customer service; and brand recognition.

Ritchie Bros.	18

Because this is a new business it may take us longer than expected to realize the anticipated benefits, and those benefits may ultimately be less than anticipated or may not be realized at all, which could adversely affect our business and operating results.

We are pursuing a long-term growth strategy that requires upfront investment, with no guarantee of long-term returns.

In our business, we continue to pursue a long-term growth strategy that contemplates investments, including (i) investments in frontier regions that may not generate profitable growth in the near term, (ii) adding new business and information solutions, and (iii) developing our people. Planning for future growth requires investments to be made now in anticipation of growth that may not materialize, and if our strategies do not successfully address the needs of current and potential customers we may not be successful in maintaining or growing our GAP and our earnings may be adversely impacted. A large component of our selling, general and administrative expenses is considered fixed costs that we will incur regardless of any GAP growth. There can be no assurances that our GAP and revenues will be maintained or grow at a more rapid rate than our fixed costs. If we proceed with an acquisition we may not be able to appropriately integrate that business into our existing business.

Our internet-related initiatives may not contribute to improved operating results over the long-term and we may not be able to compete with technologies implemented by our competitors.

We have invested significant resources in the development of our internet platform, including our online bidding service and website. We use and rely on intellectual property owned by Xcira for use in providing our online bidding service. We may not be able to continue to adapt our business to new technologies, including but not limited to internet commerce and we may not be able to compete effectively against internet auction services offered by our competitors. The internet and the online marketplace are rapidly changing. If our competitors introduce new services embodying new technologies or if new industry standards and practices emerge, our existing website and systems may become obsolete. Our future success will depend in part on our ability to enhance our existing services, develop new services and technologies and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. Accordingly, our internet technologies may not result in any material long-term improvement in our results of operations or financial condition and may require further significant investment to avoid obsolescence.

Our business is subject to risks relating to our ability to safeguard our information systems, including the security and privacy of our customers’ confidential information.

We have invested significant resources in the development of our internet platform, including our online bidding service. In addition, we rely on information technology to manage our business, including maintaining proprietary databases containing sensitive and confidential information about our customers, suppliers, counterparties and employees (which may include personally identifiable information and credit information). An increasing number of websites have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently, we may not be able to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees or contractors. A party that is able to circumvent our security measures could misappropriate our or our customers’ confidential information, cause interruption to our operations, damage our computing infrastructure or otherwise damage our reputation. Although we maintain information security measures, there can be no assurance that we will be immune from these security risks, and any breach of our information security may have a material adverse impact on our business and results of operations.

Under credit card payment rules and our contracts with credit card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. We may also be held liable for certain fraudulent credit card transactions and other payment disputes with customers. If we were unable to accept payment cards, our results of operations would be materially and adversely affected.

Ritchie Bros.	19

Security breaches could damage our reputation, cause a loss of confidence in the security of our services and expose us to a risk of loss or litigation and possible liability for damages. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches. These issues are likely to become more costly as we expand. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to fully collect, if at all, under these insurance policies.

The availability and performance of our technology infrastructure, including our website, is critical to our business.

The satisfactory performance, reliability and availability of our website, enterprise resource planning system, processing systems and network infrastructure are important to our reputation and our business. Our systems may experience service interruptions or degradation because of hardware or software defects or malfunctions, computer denial of service, human error and natural events beyond our control. Some of our systems are not fully redundant, and our recovery planning may not be sufficient for all possible disruptions.

Further, we will need to continue to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased usage of our online bidding service and other services offered on our website and to implement new features and functions. Our business and results of operations could be harmed if we were unable to expand and upgrade in a timely manner our systems and infrastructure to accommodate any increases in the use of our internet services, or if we were to lose access to or the functionality of our internet systems for any reason, especially if such loss of service prevented Internet bidders from effectively participating in an unreserved auction. Frequent, persistent or ill-timed interruptions to our internet services could cause current or potential customers to believe that our systems are unreliable, which could lead to the loss of customers and harm our reputation.

We use both internally developed and licensed systems for transaction processing and accounting, including billings and collections processing. We continually upgrade and improve these systems to accommodate growth in our business. If we are unsuccessful in continuing to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased transaction volumes, it could harm our operations and interfere with our ability to expand our business.

Our future expenses may increase significantly and our operations and ability to expand may be limited as a result of environmental and other regulations.

A variety of federal, provincial, state and local laws, rules and regulations throughout the world, including local tax and accounting rules, apply to our business. These relate to, among other things, the auction business, imports and exports of equipment, property ownership laws, licensing, worker safety, privacy of customer information, land use and the use, storage, discharge and disposal of environmentally sensitive materials. Complying with revisions to laws, rules and regulations could result in an increase in expenses and a deterioration of our financial performance. Failure to comply with applicable laws, rules and regulations could result in substantial liability to us, suspension or cessation of some or all of our operations, restrictions on our ability to expand at present locations or into new locations, requirements for the acquisition of additional equipment or other significant expenses or restrictions.

The development or expansion of auction sites depends upon receipt of required licenses, permits and other governmental authorizations. Our inability to obtain these required items could harm our business. Additionally, changes or concessions required by regulatory authorities could result in significant delays in, or prevent completion of, such development or expansion.

Under some environmental laws, an owner or lessee of, or other person involved in, real estate may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in, or emanating from, the real estate, and related costs of investigation and property damage. These laws often impose liability without regard to whether the owner, lessee or other person knew of, or was responsible for, the presence of the hazardous or toxic substances. Environmental contamination may exist at our owned or leased auction sites, or at other sites on which we may conduct auctions, or properties that we may be selling by auction, from prior activities at these locations or from neighbouring properties.

Ritchie Bros.	20

In addition, auction sites that we acquire or lease in the future may be contaminated, and future use of or conditions on any of our properties or sites could result in contamination. The costs related to claims arising from environmental contamination of any of these properties could harm our financial condition and results of operations.

There are restrictions in North America and Europe may affect the ability of equipment owners to transport certain equipment between specified jurisdictions or the saleability of older equipment. One example of these restrictions is environmental certification requirements in the United States, which prevent non-certified equipment from entering into commerce in the United States. In addition, engine emission standards in some jurisdictions limit the operation of certain trucks and equipment in those markets. We expect these emissions standards to be implemented in additional jurisdictions in the future.

These restrictions, or changes to environmental laws, including laws in response to climate change, could inhibit materially the ability of customers to ship equipment to or from our auction sites, reducing our GAP and harming our business, financial condition and results of operations.

International bidders and consignors could be deterred from participating in our auctions if governmental bodies impose additional export or import regulations or additional duties, taxes or other charges on exports or imports. Reduced participation by international bidders and consignors could reduce GAP and harm our business, financial condition and results of operations.

Our substantial international operations expose us to foreign exchange rate fluctuations that could harm our results of operations.

We conduct business in many countries around the world and intend to continue to expand our presence in international markets, including emerging markets. Fluctuating currency exchange rates may negatively affect our business in international markets and our related results of operations.

Although we report our financial results in U.S. dollars, a significant portion of our revenues are generated at auctions held outside the United States, primarily in currencies other than the U.S. dollar. In particular, a significant portion of our revenues are earned in the Canadian dollar and the Euro. Because we generate a significant portion of our revenues outside the United States but report our financial results in U.S. dollars, our financial results are impacted by fluctuations in foreign currency exchange rates. We do not currently engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our results of operations.

The results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars for financial reporting purposes. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues or expenses will result in increased U.S. dollar denominated revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Canadian dollar and the Euro, our translation of foreign currency denominated revenues or expenses will result in lower U.S. dollar denominated revenues and expenses. For the year ended December 31, 2015, foreign currency movements relative to the U.S. dollar negatively impacted revenues by approximately $40.5 million.

In addition, currency exchange rate fluctuations between the different countries in which we conduct our operations impact the purchasing power of buyers, the motivation of consignors, asset values and asset flows between various countries, including those in which we do not have operations. These factors and other global economic conditions may harm our business and our results of operations.

Our business is subject to the risks of operating in foreign jurisdictions.

We operate in a large number of international jurisdictions. There are risks inherent in doing business internationally, including, but not limited to:

•	trade barriers, trade regulations, currency controls, import or export regulations, and other restrictions on doing business freely;

Ritchie Bros.	21

•	local labor, environmental, tax, and other laws and regulations, and uncertainty or adverse changes in such laws and regulations or the interpretations thereof;
•	difficulties in staffing and managing foreign operations;
•	economic, political, social or labor instability or unrest, or changes in conditions;
•	terrorism, war, hostage-taking, or military repression;
•	corruption;
•	expropriation and nationalization;
•	high rates of inflation; and
•	uncertainty as to litigation in foreign jurisdictions and enforcement of local laws.

If we violate the complex foreign and U.S. laws and regulations that apply to our international operations, we may face fines, criminal actions or sanctions, prohibitions on the conduct of our business and damage to our reputation. These risks inherent in our international operations increase our costs of doing business internationally and may result in a material adverse effect on our operations or profitability.

Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that our internal control policies and procedures will protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the our affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations.

Income and commodity tax amounts, including tax expense, may be materially different than expected.

Our global operations are subject to tax interpretations, regulations, and legislation in the numerous jurisdictions in which we operate, all of which are subject to continual change.

We accrue and pay income taxes and have significant income tax assets, liabilities, and expense that are estimates based primarily on the application of those interpretations, regulations and legislation and the amount of timing of future taxable income. Accordingly, we cannot be certain that our estimates and reserves are sufficient. The timing concerning the monetization of deferred income tax amounts is uncertain, as they are dependent on our future earnings and other events. Our deferred income tax amounts are valued based upon substantively enacted income tax rates in effect at the time, which can be changed by governments in the future.

The audit and review activities of tax authorities affect the ultimate determination of the actual amounts of commodity taxes payable or receivable, income taxes payable or receivable, deferred income tax assets and liabilities, and income tax expense.

There is no assurance that taxes will be payable as anticipated or that the amount or timing of receipt or use of the tax-related assets will be as currently expected. Our experience indicates that taxation authorities are increasing the frequency and depth of audits and reviews and, while our approach to accounting for tax positions has generally been deemed appropriate through recent audits by taxation authorities, future tax authority determinations could have a material impact to our financial position.

Ritchie Bros.	22

Our business could be harmed if we lost the services of one or more key personnel.

The growth and performance of our business depends to a significant extent on the efforts and abilities of our executive officers and senior managers. On May 20, 2015 we appointed our new President, U.S. and Latin America, and on July 6, 2015 we appointed our new CFO. With all key personnel transitions there is risk.

Our business could be harmed if we lost the services of any of these individuals. We do not maintain key person insurance on the lives of any of our executive officers. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.

Our future success largely depends on our ability to attract, develop and retain skilled employees in all areas of our business, as well as to design an appropriate organization structure and plan effectively for succession.  Although we actively manage our human resource risks, there can be no assurance that we will be successful in our efforts. If we fail to attract, develop and retain skilled employees in all areas of our business, our financial condition and results of operations may be adversely affected and we may not achieve our growth or performance objectives.

We are regularly subject to general litigation and other claims, which could have an adverse effect on our business and results of operations.

We are subject to general litigation and other claims that arise in the ordinary course of our business. The outcome and impact of such litigation cannot be predicted with certainty, but regardless of the outcome, these proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. While the results of these claims have not historically had a material effect on our business, financial condition or results of operations, we may not be able to defend ourselves adequately against these claims in the future, and these proceedings may have a material adverse impact on our financial condition or results of operations.

Our business continuity plan may not operate effectively in the event of a significant interruption of our business.

We depend on our information and other systems and processes for the continuity and effective operation of our business. We have implemented a formal business continuity plan covering most significant aspects of our business that would take effect in the event of a significant interruption to our business, or the loss of key systems as a result of a natural or other disaster. Although we have tested our business continuity plan as part of the implementation, there can be no assurance that it will operate effectively or that our business, results of operations and financial condition will not be materially affected in the event of a significant interruption of our business.

We are in the process of implementing a formal disaster recovery plan; however, it is not yet complete, and even when it is complete, we cannot assure you that the disaster recovery plan will be successful. If we were subject to a disaster or serious security breach, it could materially damage our business, results of operations and financial condition.

Our insurance may be insufficient to cover losses that may occur as a result of our operations.

We maintain property and general liability insurance. This insurance may not remain available to us at commercially reasonable rates, and the amount of our coverage may not be adequate to cover all liabilities that we may incur. Our auctions generally involve the operation of large equipment close to a large number of people, and despite our focus on safe work practices, an accident could damage our facilities or injure auction attendees. Any major accident could harm our reputation and our business. In addition, if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our coverage, the resulting costs could harm our results of operations and financial condition.

Certain global conditions may affect our ability to conduct successful auctions.

Like most businesses with global operations, we are subject to the risk of certain global conditions, such as pandemics or other disease outbreaks or natural disasters that could hinder our ability to conduct our scheduled auctions, or restrict our customers’ travel patterns or their desire to attend auctions. If this situation were to occur, we may not be able to generate sufficient equipment consignments to sustain our business or to attract enough bidders to our auctions to achieve world fair market values for the items we sell. This could harm our results of operations and financial condition.

Ritchie Bros.	23

Our operating results are subject to quarterly variations.

Historically, our revenues and operating results have fluctuated from quarter to quarter. We expect to continue to experience these fluctuations as a result of the following factors, among others:

•	the size, timing and frequency of our auctions;
•	the seasonal nature of the auction business in general, with peak activity typically occurring in the second and fourth calendar quarters, mainly as a result of the seasonal nature of the construction and natural resources industries;
•	the performance of our underwritten (guarantee and outright purchase) contracts;
•	general economic conditions in the geographical regions in which we operate; and
•	the timing of acquisitions and development of auction facilities and related costs.

In addition, we usually incur substantial costs when entering new geographies and the profitability of operations at new locations is uncertain as a result of the increased variability in the number and size of auctions at new sites. These and other factors may cause our future results to fall short of investor expectations or not to compare favourably to our past results. Further, as our results generally fluctuate from quarter to quarter, period-to-period comparisons of our results of operations may not be meaningful indicators of future performance.

We may not continue to pay regular cash dividends.

We declared and paid regular cash dividends of $0.14 per common share for the quarters ended December 31, 2014 and March 31, 2015, and declared and paid regular cash dividends of $0.16 per common share for the quarters ended June 30, 2015 and September 30, 2015. We have declared, but not yet paid, a dividend of $0.16 per common share for the quarter ended December 31, 2015. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our operating results, financial condition, cash requirements, financing agreement restrictions and other factors our Board may deem relevant. We may be unable or may elect not to continue to declare and pay dividends, even if necessary financial conditions are met and sufficient cash is available for distribution. As a result, we cannot assure you that we will continue to pay regular cash dividends.

New regulation in the areas of consumer privacy and commercial electronic messages may restrict or increase costs of our marketing efforts.

Our operation and marketing activities are subject to various types of regulations, including laws relating to the protection of personal information, consumer protection and competition. Much of the personal information that we collect, especially financial information, is regulated by multiple laws. User data protection laws may be interpreted and applied inconsistently from country to country, and these laws continue to develop in ways we cannot predict and that may adversely affect our business. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, and violations of privacy-related laws can result in significant penalties. A determination that there have been violations of laws relating to our marketing practices under communications-based laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business.

One example of such a law is CASL, which came into force on July 1, 2014. CASL prohibits the transmission of commercial electronic messages to an email address without consent and it also requires certain formalities to be complied with, including the ability to unsubscribe easily from subsequent messages. CASL in its current form may impose additional costs and processes with respect to communicating with existing and prospective customers and may limit cross-selling opportunities for affiliated companies, depending on whether the appropriate consents have been obtained. If we fail to comply with CASL, we may incur administrative penalties and become subject to private rights of action.

Ritchie Bros.	24

Our articles, by-laws, shareholder rights plan and Canadian legislation contain provisions that may have the effect of delaying or preventing a change in control.

Certain provisions of our articles of amalgamation, and by-laws, as well as certain provisions of the Canada Business Corporations Act (the “CBCA”) and applicable Canadian securities law, could discourage potential acquisition proposals, delay or prevent a change in control or materially adversely impact the price that certain investors might be willing to pay for our common shares. Our articles of amalgamation authorize our board of directors to determine the designations, rights and restrictions to be attached to, and to issue an unlimited number of, junior preferred shares and senior preferred shares, which are commonly referred to as “blank cheque” preferred shares. The rights of holders of our common shares may be adversely affected by the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could delay, deter or prevent a change in control and could adversely affect the economic value of the common shares.

Our by-laws contain provisions establishing that shareholders must give advance notice to us in circumstances where nominations of persons for election to our board of directors are made by our shareholders other than pursuant to either a requisition of a meeting made in accordance with the provisions of the CBCA or a shareholder proposal made in accordance with the provisions of the CBCA. Among other things, these advance notice provisions set a deadline by which shareholders must notify us in writing of an intention to nominate directors for election to the board of directors prior to any shareholder meeting at which directors are to be elected and set forth the information required in this notice for it to be valid.

Our board of directors has adopted a shareholder rights plan (the “Rights Plan”), pursuant to which we issued one right in respect of each common share outstanding. Under the Rights Plan, following a transaction in which any person becomes an “acquiring person” as defined in the Rights Plan, each right will entitle the holder to receive a number of common shares provided in the Rights Plan. The purposes of the Rights Plan are (i) to provide our board of directors time to consider value-enhancing alternatives to a take-over bid and to allow competing bids to emerge; (ii) to ensure that shareholders are provided equal treatment under a take-over bid; and (iii) to give adequate time for shareholders to properly assess a take-over bid without undue pressure. The Rights Plan can potentially impose a significant penalty on any person commencing a take-over bid that would result in the offeror becoming the beneficial owner of 20% or more of our outstanding common shares.

Any of these provisions, as well as certain provisions of the CBCA and applicable Canadian securities law, may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

U.S. civil liabilities may not be enforceable against us, our directors, or our officers

We are governed by the CBCA and our principal place of business is in Canada. Many of our directors and officers reside outside of the U.S., and all or a substantial portion of their assets, as well as a substantial portion of our assets, are located outside the U.S. As a result, it may be difficult for investors to effect service of process within the U.S. upon us and such directors and officers or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the U.S. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the U.S. may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia.

We are governed by the corporate laws of Canada which in some cases have a different effect on shareholders than the corporate laws of Delaware.

We are governed by the CBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance.

Ritchie Bros.	25

The material differences between the CBCA and the Delaware General Corporation Law (“DGCL”), that may have the greatest such effect include, but are not limited to, the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles) the CBCA generally requires a two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote; and (ii) under the CBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:	PROPERTIES

We own and lease various properties in Canada, the United States and 11 other countries around the world. We use the properties as auction sites and executive and administrative offices. Our corporate headquarters are located in Burnaby, Canada and are held through a lease that expires in May 2030. We also lease administrative offices in Breda, Netherlands and Chicago, United States. We own an administrative office in Lincoln, United States.

International network of auction sites

We generally attempt to establish our auction sites in industrial areas close to major cities. Although we lease some auction sites, we have historically preferred to purchase land and construct purpose-built facilities once we have established a base of business and determined that a region can generate sufficient financial returns to justify the investment.

We generally do not construct a permanent auction site in a particular region until we have conducted a number of offsite sales in the area, and often we will operate from a regional auction site for several years before considering a more permanent investment. This process allows us to establish our business and evaluate the market potential before we make a significant investment. We will not invest in a permanent auction site unless we believe there is an opportunity for significant, profitable growth in a particular region. Our average expenditure on a permanent auction site has been in the range of $20 to $25 million in recent years, including land, improvements and buildings.

We currently have 44 locations in our auction site network. A permanent auction site includes locations that we own and on which we have constructed an auction theatre and other facilities (e.g. refurbishment), and that we lease with an original term longer than three years and on which we have built permanent structures with an investment of more than $1.5 million. We have 39 permanent auction sites as of the date of this Annual Report on Form 10-K.

A regional auction site is a location that we lease on a term longer than one year, have limited investment in facilities (i.e. less than $1.5 million) and on which we average more than two auctions per year on a rolling two-year basis and have at least two full time staff. This category also includes sites located on land that we own with limited investment in facilities. We have five regional auction sites as of the date of this Annual Report on Form 10-K.

Ritchie Bros.	26

Our auction site network as of the date of this discussion is as follows:

	Number of acres			Year placed		Lease
	Total	Developed	Developable	into service	Nature	expiry date
Permanent auction sites
Canada:
Edmonton, Alberta	267	175	92	2002	Owned	-
Grande Prairie, Alberta	153	68	68	2009	Owned	-
Prince George, British Columbia	114	60	50	2003	Owned	-
Montreal, Quebec	91	68	-	2000	Owned	-
Toronto, Ontario	65	65	-	1998	Owned	-
Saskatoon, Saskatchewan	60	60	-	2006	Owned	-
Regina, Saskatchewan	47	17	30	2007	Owned	-
Halifax, Nova Scotia	28	28	-	1997	Owned	-
Vancouver, British Columbia	24	24	-	2010	Owned	-
United States:
Chehalis, Washington	204	131	40	2012	Owned
North East, Maryland	193	80	28	2001	Owned
Denver, Colorado	153	70	82	2007	Owned
Kansas City, Missouri	140	40	60	2008	Owned
Columbus, Ohio	135	95	30	2007	Owned
Houston, Texas	128	116	-	2009	Owned
Minneapolis, Minnesota	122	70	52	2009	Owned
Raleigh-Durham, North Carolina	113	45	56	2012	Owned
Fort Worth, Texas	109	109	-	1994	Owned
Atlanta, Georgia	94	62	7	1996	Owned
Chicago, Illinois	91	71	20	2000	Owned
Sacramento, California	90	90	-	2005	Owned
Nashville, Tennessee	81	70	11	2006	Owned
Las Vegas, Nevada	77	70	-	2012	Leased	31-May-33
St Louis, Missouri	67	63	4	2010	Owned
Los Angeles, California	65	63	-	2000	Owned
Phoenix, Arizona	48	48	-	2002	Owned
Salt Lake City, Utah	37	37	-	2010	Leased	1-Mar-17
Albuquerque, New Mexico	15	13	2	1999	Own/Lease
Other:
Mexico City (Polotitlan), Mexico	324	82	207	2008	Owned
Madrid (Ocaña), Spain	85	65	20	2010	Owned
Moerdijk, The Netherlands	62	62	-	1999	Owned
Milan (Caorso), Italy	62	42	10	2010	Owned
Paris (St. Aubin sur Gaillon), France	50	50	-	2008	Owned
Dubai, United Arab Emirates	44	44	-	1999	Leased	1-Jul-19
Brisbane, Australia	42	42	-	1999	Owned
Meppen, Germany	41	41	-	2010	Leased	31-Oct-19
Melbourne (Geelong), Australia	40	40	-	2013	Owned
Tokyo (Narita), Japan	17	17	-	2010	Owned

Ritchie Bros.	27

	Number of acres		Year placed		Lease
	Developed	Developable	into service	Nature	expiry date
Regional auction sites
Tipton, United States	60	-	2010	Leased	20-Dec-19
Manchester, United States	25	10	2013	Leased	8-Oct-18
Lethbridge, Canada	13	4	2011	Leased	31-Dec-17
Beijing, China	11	3	2013	Leased	30-Nov-18
Donington Park, United Kingdom	11	-	2012	Leased	31-Dec-20

We also own the following developable properties that are not currently under development but are available for future auction site expansion:

	Number	Year
	of acres	acquired
Casa Grande, United States	125	2010
Tulare, United States	99	2011

We believe that our administrative offices and developed auction sites are adequate and suitable for the conduct of our operations. Further, we believe that our properties that are being developed to expand our existing auction sites are sufficient to support the growth of our core auction business.

ITEM 3:	LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

Ritchie Bros.	28

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the NYSE and TSX. On February 24, 2016, we had 107,215,270 common shares issued and outstanding and stock options outstanding to purchase a total of 3,229,239 common shares. No preferred shares have been issued or are outstanding. The outstanding stock options had a weighted average exercise price of $23.42 per share and a weighted average remaining term of 6.7 years.

Market Information

Our common shares, without par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common shares trade on the NYSE and on the TSX under the symbol “RBA”. On February 24, 2016, there were 438 holders of record of our common shares which do not include the shareholders for whom shares are held in a nominee or street name.

The following table sets forth the high and low prices of our common shares by quarter for 2015 and 2014:

	NYSE		TSX (Canadian dollars)
Quarter ended	High	Low	High	Low
December 31, 2015	$27.66	$23.12	$36.76	$31.79
September 30, 2015	$30.57	$25.36	$39.94	$33.39
June 30, 2015	$30.85	$24.43	$37.87	$29.49
March 31, 2015	$27.23	$24.14	$33.68	$29.70
December 31, 2014	$27.29	$22.33	$31.73	$24.99
September 30, 2014	$25.33	$21.58	$27.03	$23.95
June 30, 2014	$25.73	$21.90	$28.37	$23.48
March 31, 2014	$24.17	$21.92	$26.72	$23.94

Dividend Policy

We currently pay a regular quarterly cash dividend of $0.16 per common share. We currently intend to continue to declare and pay a regular quarterly cash dividend on our common shares; however, any decision to declare and pay dividends in the future will be made at the discretion of our Board, after taking into account our operating results, financial condition, cash requirements, financing agreement restrictions and any other factors our Board may deem relevant. In 2015, we paid total cash dividends of $0.60 per common share, compared to $0.54 per common share in 2014 and $0.505 per common share in 2013.

Because Ritchie Bros. Auctioneers Incorporated is a holding company with no material assets other than the shares of its subsidiaries, our ability to pay dividends on our common shares depends on the income and cash flow of our subsidiaries. No financing agreements to which our subsidiaries are party currently restrict those subsidiaries from paying dividends.

Pursuant to income tax legislation, Canadian resident individuals who receive “eligible dividends” in 2006 and subsequent years will be entitled to an enhanced gross-up and dividend tax credit on such dividends. All dividends that we pay are “eligible dividends” unless indicated otherwise.

Ritchie Bros.	29

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in our common shares over the last five fiscal years beginning January 1, 2010 through December 31, 2015, to that of the cumulative return on a $100 investment in the Russell Global Index (“Russell 2000”), the S&P / TSX Composite Index (“S&P/TSX”) and the Dow Jones Industrial Average Index (“DJIA”) for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year ended December 31,
Company / index	2010	2011	2012	2013	2014	2015
RBA (NYSE)	$100.00	$97.68	$92.67	$101.67	$119.00	$107.20
Russell 2000	$100.00	$94.55	$108.38	$148.49	$153.73	$144.95
S&P/TSX	$100.00	$88.93	$92.49	$101.33	$108.85	$96.78
DJIA	$100.00	$105.71	$113.38	$143.43	$154.21	$150.77

Ritchie Bros.	30

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,276,078	$23.40	1,874,798
Equity compensation plans not approved by security holders	-	-	-
Total	3,276,078	$23.40	1,874,798

(1)	Reflects our stock option plan.

Issuer Purchases of Equity Securities

Share repurchase program

On February 26, 2015, we received approval from the TSX to proceed with a Normal Course Issuer Bid (“NCIB”). In March 2015, we executed share repurchases at a total cost of $47.5 million. All repurchased shares were cancelled on March 26, 2015. No further share repurchases were made under this NCIB, or by any other means, during 2015. For further details of the March 2015 share repurchases, refer to “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” presented elsewhere in this Annual Report on Form 10-K.

We have made an application with the TSX to renew our NCIB upon expiry of our existing NCIB on March 2, 2016. This renewal will, subject to TSX acceptance, provide us with the ability to continue pursuing share repurchases (through both the NYSE and the TSX). We intend to continue using our share repurchase program primarily to neutralize dilution from options. Full details of the new NCIB will be announced upon TSX acceptance.

Exchange Controls

Canada has no system of exchange controls. There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors.  There are no laws in Canada or exchange restrictions affecting the remittance of dividends, profits, interest, royalties and other payments to U.S. Resident Holders (as defined below) of our common shares, except as discussed in “Certain Canadian Federal Income Tax Considerations for U.S. Residents” below.

There are no limitations under the laws of Canada or in our organizational documents on the right of foreigners to hold or vote our common shares, except that the Investment Canada Act may require review and approval by the Minister of Industry (Canada) of certain acquisitions of control of Ritchie Bros. by a “non-Canadian”.  “Non-Canadian” generally means an individual who is not a Canadian citizen, or a corporation, partnership, trust or joint venture that is ultimately controlled by non-Canadians.

Ritchie Bros.	31

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of common shares.

This comment is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the full benefits of the Convention, (iii) holds all common shares as capital property, (iii) holds no common shares that are “taxable Canadian property” (within the meaning of the Canadian Tax Act) of the holder, (iv) deals at arm’s length with and is not affiliated with Ritchie Bros., (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, and (vi) is not an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not be regarded by the Canada Revenue Agency (“CRA”) as entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its common shares.

Generally, a U.S. Resident Holder’s common shares will be considered to be capital property of a U.S. Resident Holder provided that the U.S. Resident Holder acquired the common shares as a long-term investment; is not a trader or dealer in securities; did not acquire, hold or dispose of the common shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation); and does not hold the common shares as inventory in the course of carrying on a business.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof, and the current published administrative and assessing policies of the CRA. It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative or assessing practice, whether by judicial, legislative, governmental or administrative decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

This summary is of a general nature only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder of common shares, and no representation with respect to Canadian federal income tax consequences to any holder of common shares is made herein. Accordingly, holders of common shares should consult their own tax advisers with respect to their individual circumstances.

Disposition of common shares

A U.S. Resident Holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain realized by such U.S. Resident Holder on a disposition of common shares unless the common shares constitute “taxable Canadian property” (within the meaning of the Canadian Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled to relief under the Convention.

Generally, a U.S. Resident Holder’s common shares will not constitute “taxable Canadian property” of the U.S. Resident Holder at a particular time at which the common shares are listed on a “designated stock exchange” (which currently includes the TSX and NYSE) unless at any time during the 60-month period immediately preceding a disposition both of the following conditions are true:

Ritchie Bros.	32

(i)	the U.S. Resident Holder, any one or more persons with whom the U.S. Resident Holder does not deal at arm’s length, or any partnership in which the holder or persons with whom the holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued shares of any class or series of our share capital; and

(ii)	more than 50% of the fair market value of the common shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (within the meaning of the Canadian Tax Act), or options in respect of, interests in or civil law rights in, such properties whether or not such properties exist.

In certain circumstances, a common share may be deemed to be “taxable Canadian property” for purposes of the Canadian Tax Act.

Even if the common shares constitute “taxable Canadian property” to a U.S. Resident Holder, under the Convention, such a U.S. Resident Holder will not be subject to tax under the Canadian Tax Act on any capital gain realized by such holder on a disposition of such common shares, provided the value of such common shares is not derived principally from real property situated in Canada (within the meaning of the Convention).

U.S. Resident Holders whose shares may be taxable Canadian property should consult their own tax advisors.

Dividends on common shares

Under the Canadian Tax Act, dividends on shares paid or credited to a non-resident of Canada (or amounts paid or credited on account, or in lieu of payment of, or in satisfaction of, dividends) will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends (subject to reduction under the provisions of any applicable tax treaty). Under the Convention, a U.S. resident that beneficially owns the dividends will generally be subject to Canadian withholding tax at the rate of 15% of the gross amount of such dividends unless the beneficial owner is a company which owns at least 10% of the voting shares of Ritchie Bros. at that time, in which case the rate of Canadian withholding tax is generally reduced to 5%.

Ritchie Bros.	33

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2011 through December 31, 2015. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Prior to 2015, our consolidated financial statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). All prior periods presented below have been restated from IFRS to U.S. GAAP. The following selected consolidated financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K. Also see “Recently Adopted Accounting Pronouncements” included in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year ended and as at December 31,
(in U.S.$000's, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Income Statements Data
Revenues	$515,875	$481,097	$467,403	$437,955	$396,099
Operating income	174,840	127,927	136,959	116,714	106,988
Net income before income taxes	176,436	129,038	134,755	112,015	108,015
Net income attributable to stockholders	136,214	90,981	93,644	80,593	76,834
Earnings per share attributable to stockholders:
Basic	$1.27	$0.85	$0.88	$0.76	$0.72
Diluted	1.27	0.85	0.87	0.75	0.72
Consolidated Balance Sheets Data
Working capital	$140,133	$140,482	$110,205	$96,180	$63,296
Total assets	1,120,115	1,121,510	1,161,985	1,132,428	966,162
Long-term debt	97,915	110,846	177,234	200,746	133,881
Contingently redeemable non-controlling interests	24,785	17,287	8,303	3,504	960
Stockholders' equity	703,176	691,932	686,095	653,084	615,867
Consolidated Statements of Cash Flows Data
Dividends declared per common share	$0.60	$0.54	$0.51	$0.47	$0.44
Acquisition of subsidiaries, net of cash acquired	$12,107	$-	$-	$55,617	$-
Net capital spending	14,152	29,595	37,066	55,298	66,676

Subsidiaries acquired as disclosed in the table above consist of Xcira in November 2015 and AssetNation in May 2012.

Ritchie Bros.	34

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About Us

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is the world leader for the exchange of used equipment. Our expertise, global reach, market insight and trusted brand provide us with a unique and leading position in the used equipment market. We primarily sell equipment for our customers through unreserved auctions held on a worldwide basis. In addition, during 2013 we launched EquipmentOne, an online used equipment marketplace, to reach a broader customer base. These two complementary exchange solutions provide different value propositions to equipment owners and allow us to meet the needs and preferences of a wide spectrum of equipment sellers.

Ritchie Bros. focuses on the sale of heavy machinery. Through our unreserved auctions and online marketplaces, we sell a broad range of used and unused industrial assets, including equipment and other assets used in the construction, agricultural, transportation, energy, mining, forestry, material handling and marine industries. The majority of the assets sold through our sales channels represent construction machinery.

We operate from 44 permanent and regional auction sites in over 15 countries worldwide. Our world headquarters are located in Burnaby, Canada.

On November 4, 2015, we acquired a 75% interest in Xcira LLC (“Xcira”), a Florida-based company specializing in software and technology solutions related to online auction bidding and sales. Ritchie Bros. was one of Xcira’s first customers, and has worked very closely with Xcira over the past 14 years to customize Xcira’s solutions to meet our needs. Xcira primarily operates in the industrial auction space, but also offers solutions to auto, art, and other luxury item auctioneers.

Overview

The following discussion and analysis summarizes significant factors affecting our consolidated operating results and financial condition for the years ended December 31, 2015, 2014, and 2013. This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Item 6. Selected Financial Data”, and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” presented in our Annual Report on Form 10-K, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com. None of the information on our website, EDGAR, or SEDAR is incorporated by reference into this document by this or any other reference. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K. The date of this discussion is as of February 25, 2016.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for Gross Auction Proceeds (“GAP”), which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements and are presented in United States (“U.S.”) dollars. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in thousands of dollars.

We make reference to various non-GAAP performance measures throughout this discussion and analysis. These measures do not have a standardized meaning, and are therefore unlikely to be comparable to similar measures presented by other companies.

Ritchie Bros.	35

Consolidated Highlights

2015 Highlights

Key fiscal year 2015 financial results include:

•	Record annual GAP grew 1% over fiscal 2014, with 8% growth calculated in local currencies

•	Revenues grew 7% over fiscal 2014 and Revenue Rate (as described below) increased 72 basis points to 12.14% primarily through disciplined execution of underwritten commission contracts

•	Operating margin of 33.9% increased 730 basis points reflecting increases in Revenue Rate, controlled operating costs and a gain on disposal of excess property

•	We achieved diluted earnings per share (“EPS”) attributable to stockholders of $1.27, an increase of 49% over 2014, and Diluted Adjusted EPS attributable to stockholders (as defined below) of $1.13, 22% higher than 2014

•	Net cash flows provided by operating activities was $196.4 million

•	We returned $111.8 million to stockholders through dividends and share repurchases

Strategy

The following discussion highlights how we acted on the three main drivers to our strategy during 2015.

GROW Revenues and Net Income

Our revenues are comprised of:

•	commissions earned at our auctions where we act as an agent for consignors of equipment and other assets, as well as online marketplace sales; and

•	fees that include administrative and documentation fees on the sale of certain lots, advertising fees, financing fees, and technology service fees.

Commissions from sales at our auctions represent the percentage we earn on GAP. GAP represents the total proceeds from all items sold at our auctions and the Gross Transaction Value (“GTV”) of all items sold through our online marketplaces1. GTV represents total proceeds from all items sold at our online marketplaces, as well as a buyers’ premium component applicable only to our online marketplace transactions. The majority of commissions are earned as a pre-negotiated fixed rate of the gross selling price. Other commissions are earned from underwritten commission contracts, when we guarantee a certain level of proceeds to a consignor or purchase inventory to be sold at auction. We believe that revenues are best understood by considering their relationship to GAP. We use Revenue Rate, which is calculated by dividing revenues by GAP, to determine the amount of GAP changes that flow through to our revenues.

We achieved a record level of annual revenues in 2015, primarily as a result of an increase in GAP combined with a strong Revenue Rate compared to 2014. Changes in our Revenue Rate are driven by fluctuations in the commissions we charge on GAP. The increase in Revenue Rate in 2015 over 2014 was primarily the result of the performance of our underwritten commission contracts.

We continued to see foreign currency exchange rates negatively impacting our GAP and revenues in 2015 compared to 2014, primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar, but ultimately having an insignificant impact on operating income as a result of the partially mitigating natural hedge we experience between our foreign-currency denominated revenues and operating expenses.

1	GAP and GTV are measures of operational performance and are not measures of our financial performance, liquidity or revenue. GAP and GTV are not presented in our consolidated income statements. We believe that comparing GAP and GTV for different financial periods provides useful information about the growth or decline of our revenue and net income for the relevant financial period.

Ritchie Bros.	36

On a U.S. dollar basis, we continued to see growth in the proportion of GAP earned in the United States and Canada (82% of total GAP up 300 basis points over 2014), which is consistent with our focus on driving geographic depth in our existing markets. The proportion of revenues attributable to the United States also grew in 2015 by 347 basis points, whereas the proportion attributable to Canada remained flat compared to 2014 primarily as a result of foreign currency effects.

During 2015, we completed the pilot projects that we launched as a part of our “Better Together” strategy, which were aimed at integrating and growing our EquipmentOne offering. We believe the success of these pilot projects contributed to the 15% increase in EquipmentOne revenues during 2015 compared to 2014.

In November 2015, we acquired a controlling interest in Xcira. This acquisition will enable us to invest in further custom projects to cater to the unique needs of our customers in order to build on our strong online bidding customer experience and further differentiate our company from other industrial auction companies.

Also during 2015, we launched our private treaty and Ritchie Bros. Logistics services. These initiatives, as well as the investment in Xcira, have enabled us to meet a broader set of existing customer needs, as well as to expand into new sales channels in order to attract new customers and penetrate the used equipment market even further than in prior years. We believe the Xcira acquisition will be marginally accretive immediately. Our acquisition of Xcira is viewed as strategically important for the development of future customer interface initiatives and securing exclusive rights to the technology for the industrial auction space. Xcira will operate under its current branding and existing management team.  The business will continue to provide valued technology services to other auction companies outside of the industrial sector.

In April 2016, we will be able to exercise our call option to acquire the 49% non-controlling interest (“NCI”) in Ritchie Bros. Financial Services (“RBFS”), a variable interest entity in which we are the primary beneficiary. RBFS’ accounts are included in our consolidated financial statements, with the NCI presented as contingently redeemable NCI and carried redemption value. Significant judgments and estimates are involved in determining the redemption value, which was $24,785,000 on December 31, 2015.

On February 19, 2016, we acquired 100% of the equity interests in Mascus International Holding B.V. (“Mascus”), an Amsterdam-based company that operates a global online portal for the sale and purchase of heavy equipment and vehicles. We believe this investment will allow us to expand the breadth of our sales solutions provided to equipment sellers, as well as to assist us in offering customers a turn-key asset management solution.

DRIVE Efficiencies and Effectiveness

At the end of March 2015, we completed the rollout phase of our Sales Force Automation tool, which gives greater visibility to all sales opportunities and our overall organization’s pipeline. Also, during the first half of 2015 we revised short-term and long-term incentive plans for all management levels based on formal performance measurement metrics. We believe that our long-term incentive plan metrics, which are, in part, based on net income growth and the performance of our common shares, better align employee incentives with our objective of increasing shareholder value. In 2015, we announced the following appointments, which marked the completion of our management restructure that commenced in 2014, and the improved alignment of our organizational structure:

•	Sharon Driscoll as Chief Financial Officer (“CFO”) effective July 6, 2015

•	Terry Dolan as President, U.S. and Latin America effective May 20, 2015

•	Rob McLeod as Chief Business Development Officer effective May 29, 2015

During 2015, we continued to improve our process of executing underwritten commission contracts in a disciplined manner, which included placing our valuation analysts in various geographical regions to assist with underwritten commission contract negotiations from the field. We also proceeded with extreme diligence on contracts involving specialized assets related to industries, such as oil and gas, mining, or other sectors facing headwinds, in order to compete effectively and grow the business in those regions.

Ritchie Bros.	37

OPTIMIZE our Balance Sheet

In March 2015, we repurchased 1.9 million of our common shares at a total cost of $47.5 million in order to address option dilution consistent with our capital allocation priorities.

We have made an application with the Toronto Stock Exchange (“TSX”) to renew our Normal Course Issuer Bid (“NCIB”) upon expiry of our existing NCIB on March 2, 2016. This renewal will, subject to TSX acceptance, provide us with the ability to continue pursuing share repurchases through both the New York Stock Exchange (“NYSE”) and the TSX. We intend to continue using our share repurchase program primarily to neutralize dilution from options. Full details of the new NCIB will be announced upon TSX acceptance.

Also during 2015 we paid dividends of $64.3 million to our stockholders and, on August 5, 2015, we announced a dividend increase of 14%. In total we returned $111.8 million to our stockholders as we executed on our capital allocation strategy during 2015. We also managed our net capital spending such that it remains well below our target of 10% of our revenues on a rolling 12-month basis.

Annual Review of the Used Equipment Market

The used equipment market was stable throughout 2015; however, pricing in the second, third, and fourth quarters of 2015 remained lower than the used equipment valuation peak that occurred in the first quarter of 2015. Some asset classes performed significantly better than others, such as forestry equipment, which held equipment values well. Construction equipment valuations varied depending on the asset. Comparatively, oil and gas specific assets and assets tied to commodities, such as mining assets, faced some price deterioration.

Overall, we continued to see an improvement in the overall age of equipment coming to market relative to recent years; a trend that we believe results from the increase in Original Equipment Manufacturer production that began in 2010 and is generating more transactions in the current used equipment marketplace, as well as creating larger pools of used equipment for future transactions. We continue to closely monitor new equipment production models, dealer and rental sales performance, and pricing actions in light of pressures in the broader industrial equipment sector.

In terms of equipment values, Canada and the United States were our strongest geographical regions in 2015, responding most favorably to changes in their overall economic environments, including, but not limited to, softening of the oil and gas industries, and strengthening in the residential and non-residential construction sectors.

Ritchie Bros.	38

Results of Operations

Financial overview	Year ended December 31,
				% Change
(in U.S.$000's, except EPS)	2015	2014	2013	2015 over 2014	2014 over 2013
Revenues	$515,875	$481,097	$467,403	7%	3%
Direct expenses, excluding depreciation and amortization	56,026	57,884	54,008	(3)%	7%
Selling, general and administrative expenses	254,990	248,220	243,736	3%	2%
Depreciation and amortization expenses	42,032	44,536	43,280	(6)%	3%
Gain on disposal of property, plant and equipment	(9,691)	(3,512)	(10,552)	176%	(67)%
Impairment loss	-	8,084	-	(100)%	100%
Foreign exchange gain	(2,322)	(2,042)	(28)	14%	7193%
Operating income	174,840	127,927	136,959	37%	(7)%
Other income (expense)	1,596	1,111	(2,204)	44%	150%
Income tax expense	37,861	36,475	40,310	4%	(10)%
Net income attributable to stockholders	136,214	90,981	93,644	50%	(3)%
Diluted EPS attributable to stockholders	$1.27	$0.85	$0.87	49%	(2)%
Effective tax rate	21.5%	28.3%	29.9%	(24)%	(5)%
GAP	$4,247,635	$4,212,641	$3,817,769	1%	10%
Revenue Rate	12.14%	11.42%	12.24%	6%	(7)%
Direct Expense Rate	1.32%	1.37%	1.41%	(4)%	(3)%

Direct Expense Rate referenced in the table above is calculated by dividing direct expenses, excluding depreciation and amortization, by GAP.

Gross Auction Proceeds

2015 performance

GAP was $4.2 billion for the year ended December 31, 2015, an annual record and a 1% increase over 2014. Included in 2015 GAP is $120.0 million of GTV from our online marketplaces, which represents a 13% increase over GTV of $106.1 million in 2014. The increase in GAP is primarily due to an increase in the number of core auction lots year-over-year. The total number of lots at industrial and agricultural auctions grew 10%, increasing to 390,300 in 2015 from 355,200 in 2014. However, core auction GAP decreased 9% on a per-lot basis to $10,600 in 2015 from $11,600 in 2014.

GAP, on a U.S. dollar basis, grew in the United States and Canada in 2015 compared to 2014. However, this growth was partially offset by reductions in GAP in Europe and the rest of the world year-over-year. 2015 GAP would have been $319.4 million higher, resulting in an 8% increase over 2014, if foreign exchange rates had remained consistent with those in 2014. This adverse effect on GAP is primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar.

During 2015, we continued to actively pursue the strategic use of underwritten commission contracts. The volume of underwritten commission contracts decreased to 29% of our GAP in 2015 from 31% in 2014. Straight commission contracts continue to account for the majority of our GAP.

Ritchie Bros.	39

2014 performance

GAP was $4.2 billion for the year ended December 31, 2014, a 10% increase over GAP of $3.8 billion in 2013. Included in 2014 GAP is $106.1 million of GTV from our online marketplaces, which represents a 10% increase over GTV of $96.9 million in 2013. The increase in GAP was primarily due to an increase in the number of core auction lots year-over-year. The total number of lots at industrial and agricultural auctions grew 6%, increasing to 355,200 in 2014 from 334,600 in 2013. In addition, core auction GAP increased 4% on a per-lot basis to $11,600 in 2014 from $11,100 in 2013.

GAP, on a U.S. dollar basis, grew in all regions except for Europe, with the most prominent growth in the United States and Canada. 2014 GAP would have been $106.9 million higher, resulting in a 13% increase over 2014, if foreign exchange rates had remained consistent with those in 2013.

During 2014, we continued to actively pursue the strategic use of underwritten commission contracts. The volume of underwritten commission contracts increased to 31% of our GAP in 2014 from 28% in 2013.

Revenues and Revenue Rate

(in U.S. $000's)	Year ended December 31,
				Better/(Worse)
	2015	2014	2013	2015 over 2014	2014 over 2013
United States	$257,824	$223,770	$224,214	15%	-
Canada	166,528	154,392	135,545	8%	14%
Europe	48,419	58,782	65,016	(18)%	(10)%
Other	43,104	44,153	42,628	(2)%	4%
Revenues	$515,875	$481,097	$467,403	7%	3%

Our commission rate and overall Revenue Rate are presented in the graph below:

Ritchie Bros.	40

The distribution of our revenues across the geographic segments in which we operate was as follows, where the geographic location of revenues corresponds to the location in which the sale occurred, or in the case of online sales, where the company earning the revenues is incorporated:

Revenue distribution	Canada	Outside of Canada	United States	Europe	Other
Year ended December 31, 2015	32%	68%	50%	9%	9%
Year ended December 31, 2014	32%	68%	47%	12%	9%
Year ended December 31, 2013	29%	71%	48%	14%	9%

2015 performance

Revenues increased 7% in 2015 over 2014 primarily due to an improved commission rate, increased fees, and volume increases in GAP. Included in 2015 revenues is $15.1 million of revenues from our online marketplaces, which represents a 15% increase over revenues from online marketplaces of $13.2 million in 2014.

Our Revenue Rate increased 72 basis points to 12.14% in 2015 compared to 11.42% in 2014, and our overall average commission rate was 9.54% in 2015 compared to 9.00% in 2014. These increases are primarily due to the disciplined execution of our underwritten commission contracts. Our underwritten commission contract commission rates and volume increased in 2015 compared to 2014.

Our fee income earned in 2015 was 2.60% of GAP compared to 2.42% of GAP in 2014. The increase was primarily due to the mix of equipment sold at our auctions combined with an increase in financing fees resulting from the improved performance of our value-added services. Financing fees from RBFS increased 33% to $9.8 million in 2015 from $7.4 million in 2014. Xcira contributed $0.9 million of technology service fees to 2015 fee income.

Revenue grew in the United States in 2015 compared to 2014, primarily as a result of increases in GAP and Revenue Rate in that region. 2015 revenues would have been $40.5 million higher, resulting in a 16% increase over 2014, if foreign exchange rates had remained consistent with those in the same period in 2014.

2014 performance

Revenues increased in 2014 over 2013 primarily due to the increase in GAP. Partially offsetting this overall increase in revenues was a 2% decrease in revenues from our online marketplaces to $13.2 million in 2014 from $13.4 million in 2013.

Our Revenue Rate decreased 82 basis points to 11.42% in 2014 compared to 12.24% in 2013, and our overall average commission rate was 9.00% in 2014 compared to 9.80% in 2013. These decreases were primarily due to the performance of our underwritten commission contracts. Our underwritten commission contract commission rates and volume decreased in 2014 compared to 2013.

Our fee income earned in 2014 was 2.42% of GAP compared to 2.44% of GAP in 2013. The decrease was primarily due to the mix of equipment sold at our auctions, partially offset by an increase in financing fees resulting from the improved performance of our value-added services. Financing fees from RBFS increased 68% to $7.4 million in 2014 from $4.4 million in 2013.

Revenue grew in Canada in 2014 compared to 2013, primarily as a result of an increase in GAP in that region. 2014 revenues would have been $12.7 million higher, resulting in a 6% increase over 2013, if foreign exchange rates had remained consistent with those in the same period in 2013.

Ritchie Bros.	41

Direct Expense Rate

Our Direct Expense Rate was 1.32%, 1.37%, and 1.41% in 2015, 2014, and 2013, respectively. This continual decrease is primarily due to an increase in the number of auctions held at our permanent and regional auction sites each year, which typically have lower Direct Expense Rates. Also contributing to the decrease in the Direct Expense Rate is the increase in GTV from EquipmentOne, for which there are no corresponding direct expenses.

Although the number of auctions held at our permanent and regional auction sites increased, the proportion of GAP earned at those sites slightly decreased. During 2015, 85% of our GAP was attributable to auctions held at our permanent and regional auction sites, including those located in frontier regions, compared to 86% in 2014 and 2013. This slight decrease is primarily due to the performance of our offsite auctions, and in particular, our generation of GAP in excess of $54 million at our Casper, Wyoming, offsite auction in the first quarter of 2015.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses by nature are presented below:

(in U.S. $000's)	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Employee compensation	$166,418	$159,398	$158,448	4%	1%
Buildings and facilities	41,404	41,725	40,820	(1)%	2%
Travel, advertising and promotion	22,307	22,454	20,728	(1)%	8%
Other SG&A expenses	24,861	24,643	23,740	1%	4%
	$254,990	$248,220	$243,736	3%	2%

2015 performance

Our SG&A expenses increased $6.8 million, or 3%, in 2015 compared to 2014, less than half the rate of our revenue growth. Foreign exchange rates had a positive impact on SG&A expenses in 2015 as a significant portion of administration expenses are in Canada and the Netherlands. 2015 SG&A expenses would have been $22.4 million higher, resulting in a 12% increase over 2014, if foreign exchange rates had remained consistent with those in 2014.

Employee compensation expenses were positively impacted by foreign exchange rates by $14.5 million, offset by the following changes presented gross of foreign exchange impacts: $12.0 million higher incentive compensation, 4% net growth of our headcount, annual merit increases, $2.1 million in termination benefits resulting from the Separation Agreement with our former Chief Sales Officer, $0.8 million from Xcira, and $0.7 million higher stock option compensation and share unit expenses. These increases were partially offset by $4.6 million of CEO Separation Agreement costs incurred in 2014.

The increase in incentive compensation in 2015 over 2014 is a direct result of the improved performance of the business and achievement of key performance metrics targets. The majority of this impact was realized in the fourth quarter of 2015 due to the fact that as a result of the seasonality of our business, we accrue for incentive compensation at target levels during the first three quarters of the year, adjusting for actual performance in the fourth quarter. This adjustment accounted for an increase in the quarterly incentive compensation accrual during the fourth quarter of 2015 of approximately $3.2 million compared to the first, second, and third quarters of 2015. Comparatively, the adjustment in the fourth quarter of 2014 accounted for a decrease in the quarterly incentive compensation accrual of approximately $0.7 million compared to the preceding three quarters of 2014. The increase in share-based payment expenses over the same period is primarily due to increased grants related to certain new executives and the accelerated vesting of stock options and share units related to executive departures in 2015. The increase was partially offset by a decrease in the fair value of our share units related to the performance of our share price, which closed at $24.11 per common share on December 31, 2015 compared to $26.89 per common share on December 31, 2014.

Ritchie Bros.	42

Included in 2015 SG&A expense is $13.7 million of SG&A expenses from our online marketplaces, which decreased 7% over SG&A expenses from online marketplaces of $14.8 million in 2014.

2014 performance

Our SG&A expenses increased $4.5 million, or 2%, in 2014 compared to 2013. Foreign exchange rates had a positive impact on SG&A expenses in 2014. 2014 SG&A expenses would have been $7.3 million higher, resulting in a 5% increase over 2014, if foreign exchange rates had remained consistent with those in 2013.

The increase in travel, advertising and promotion expenses in 2014 compared to 2013 was primarily the result of greater tradeshow activity, travel costs related to the increased number of sales personnel, and expanded marketing efforts in support of our core and developing businesses.

Building and facilities expenses increased in 2014 compared to 2013 primarily due to rent related to our leased auction sites. In addition, there were increased property taxes and repairs and maintenance activities at some of our auction sites. We continued to focus on controlling our administrative costs.

Included in 2014 SG&A expense is $14.8 million of SG&A expenses from our online marketplaces, which decreased 10% over SG&A expenses from online marketplaces of $16.3 million in 2013.

Depreciation and amortization expenses

2015 performance

Our depreciation and amortization expenses decreased $2.5 million, or 6%, in 2015 compared to 2014, primarily due to the positive impact of foreign exchange rate changes combined with assets related to our website development becoming fully depreciated in 2015. The positive impact from foreign exchange is primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar.

Included in 2015 SG&A expense is $3.0 million of depreciation and amortization expenses from our online marketplaces, which represents an 18% decrease over depreciation and amortization expenses from online marketplaces of $3.7 million in 2014.

2014 performance

2014 depreciation and amortization expenses increased $1.3 million, or 3%, compared to 2013, primarily due to the continued development and deployment of our information systems in 2014.

Included in 2014 SG&A expense were $3.7 million of depreciation and amortization expenses from our online marketplaces, which remained consistent with depreciation and amortization expenses from online marketplaces in 2013.

Gain on disposal of property, plant and equipment

Gains on disposal of property, plant and equipment primarily consist of an $8.4 million gain on sale of excess land in Edmonton, Canada in the fourth quarter of 2015, a $3.4 million gain on the sale of our former auction site in Grande Prairie, Canada in the third quarter of 2014, and a $9.2 million gain on the sale of excess land in Prince Rupert, Canada in the fourth quarter of 2013. These gains have been presented as adjusting items and excluded from our adjusted results, where applicable.

Impairment loss

In 2014, we recognized an $8.1 million impairment loss on our property in Japan. This impairment loss has been presented as an adjusting item and excluded from our adjusted results, where applicable.

Ritchie Bros.	43

Foreign exchange gain and effect of exchange rate movement on income statement components

In 2015, approximately 55% of our revenues were denominated in currencies other than the U.S. dollar, compared to 52% in 2014 and 53% in 2013. In 2015, approximately 58% of our operating expenses were denominated in currencies other than the U.S. dollar, as compared to 60% in 2014 and 62% in 2013.

Transactional impact of foreign exchange rates

We recognized $2.3 million of transactional foreign exchange gains in 2015, $2.0 million in 2014, and less than $0.1 million in 2013. Foreign exchange gains are primarily the result of settlement of foreign-denominated monetary assets and liabilities.

Translational impact of foreign exchange rates

Since late 2014, there has been significant weakening of the Canadian dollar and the Euro relative to the U.S. dollar. This weakening has affected our reported operating income when non-U.S. dollar amounts were translated into U.S. dollars for financial statement reporting purposes.

The translational impact of foreign exchange rates on our results is presented below:

(in U.S. $000's)	Year ended December 31,
	2015, as	2015, using		2014, as	Organic
	reported	2014 rates	Difference	reported	% change
GAP	$4,247,635	$4,567,055	$319,420	$4,212,641	8%
Revenues	515,875	556,330	40,455	$481,097	16%
Direct expenses, excluding depreciation and amortization	56,026	60,563	4,537	57,884	5%
SG&A expenses	254,990	277,352	22,362	248,220	12%
Depreciation and amortization expenses	42,032	45,820	3,788	44,536	3%
Gain on disposition of property, plant and equipment	(9,691)	(11,882)	(2,191)	(3,512)	238%
Impairment loss	-	-	-	8,084	(100)%
Foreign exchange gain	(2,322)	(2,465)	(143)	(2,042)	21%
Operating income	$174,840	$186,942	$12,102	$127,927	46%

(in U.S. $000's)	Year ended December 31,
	2014, as	2014, using		2013, as	Organic
	reported	2013 rates	Difference	reported	% change
GAP	$4,212,641	$4,319,502	$106,861	$3,817,769	13%
Revenues	481,097	493,792	12,695	$467,403	6%
Direct expenses, excluding depreciation and amortization	57,884	59,375	1,491	54,008	10%
SG&A expenses	248,220	255,564	7,344	243,736	5%
Depreciation and amortization expenses	44,536	45,853	1,317	43,280	6%
Gain on disposition of property, plant and equipment	(3,512)	(3,685)	(173)	(10,552)	(65)%
Impairment loss	8,084	8,767	683	-	100%
Foreign exchange gain	(2,042)	(1,859)	183	(28)	6539%
Operating income	$127,927	$129,777	$1,850	$136,959	(5)%

Ritchie Bros.	44

(in U.S. $000's)	Year ended December 31,
	2013, as	2013, using		2012, as	Organic
	reported	2012 rates	Difference	reported	% change
GAP	$3,817,769	$3,859,244	$41,475	$3,907,992	(1)%
Revenues	467,403	472,242	4,839	$437,955	8%
Direct expenses, excluding depreciation and amortization	54,008	54,505	497	49,687	10%
SG&A expenses	243,736	246,563	2,827	227,091	9%
Depreciation and amortization expenses	43,280	43,840	560	41,138	7%
Gain on disposition of property, plant and equipment	(10,552)	(11,124)	(572)	2,074	(636)%
Impairment loss	-	-	-	632	(100)%
Foreign exchange gain	(28)	211	239	619	(66)%
Operating income	$136,959	$138,247	$1,288	$116,714	18%

U.S. dollar exchange rate comparison

Value of one U.S. dollar	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Period-end exchange rate
Canadian dollar	$1.3839	$1.1621	$1.0622	19%	9%
Euro	0.9208	0.8265	0.7276	11%	14%
Average exchange rate
Canadian dollar	$1.2788	$1.1048	$1.0301	16%	7%
Euro	0.9017	0.7538	0.7530	20%	0%

The majority of the change in the value of the U.S. dollar to the Canadian dollar and the Euro occurred during the first quarter of 2015. Since that time, the U.S. dollar continued a more moderate appreciation against the Canadian dollar.

Other income (expense)

Other income (expense) is comprised of the following:

(in U.S. $000's)	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Interest income	$2,660	$2,222	$2,708	20%	(18)%
Interest expense	(4,962)	(5,277)	(7,434)	-6%	(29)%
Equity income	916	458	405	100%	13%
Other, net	2,982	3,708	2,117	-20%	75%
Other income (expense)	$1,596	$1,111	$(2,204)	44%	(150)%

Ritchie Bros.	45

Operating income

2015 performance

Operating income increased 37% to $174.8 million in 2015 compared to $127.9 million in 2014. Operating income margin, which is our operating income divided by revenues, increased to 33.9% in 2015 compared to 26.6% in 2014. These increases are primarily due to the GAP and revenue increases year-over-year, as well as the pre-tax gain on disposal of excess property in Edmonton, Canada of $8.4 million, and partially offset by increases in SG&A expenses.

2015 operating income would have been $12.1 million higher, resulting in a 46% increase over 2014, if foreign exchange rates had remained consistent with those in the same period in 2014.

2014 performance

Operating income decreased 7% to $127.9 million in 2014 from $137.0 million in 2013. Operating income margin decreased to 26.6% in 2014 compared to 29.3% in 2013. These decreases were primarily due to the growth in operating expenses outpacing the growth in revenues year-over-year, and in particular, the $8.1 million impairment loss on our property in Japan in 2014. 2013 included $9.9 million of gains on the sale of excess properties.

2014 operating income would have been $1.9 million higher, resulting in a 5% decrease over 2013, if foreign exchange rates had remained consistent with those in the same period in 2013.

Adjusted results

We use income statement and balance sheet performance scorecards to align our operations with our strategic priorities. We concentrate on a limited number of metrics to ensure focus and to facilitate quarterly performance discussions.

Our income statement scorecard includes the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Income Margin. We believe that comparing Adjusted Operating Income for different financial periods provides useful information about the growth or decline of operating income and net income for the relevant financial period, and eliminates the financial impact of items we do not consider to be part of our normal operating results. We believe that comparing Adjusted Operating Income Margin for different financial periods is the best indicator of how efficiently we translate revenues into pre-tax profit. Adjusted Operating Income Margin is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers.

We calculate Adjusted Operating Income as operating income excluding the pre-tax effects of significant items that we do not consider to be part of our normal operating results such as management reorganization costs, severance, gains/losses on sale of certain property, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. We calculate Adjusted Operating Income Margin as Adjusted Operating Income divided by revenues.

The following table, which uses the abbreviation “bps” for basis points, presents our Adjusted Operating Income and Adjusted Operating Income Margin results over the last three years, and reconciles those metrics to revenues and operating income, which are the most directly comparable GAAP measures in our consolidated income statements:

Ritchie Bros.	46

(in U.S. $ millions)	Year ended December 31,
				Better/(Worse)
	2015	2014	2013	2015 over 2014	2014 over 2013
Revenues	$515.9	$481.1	$467.4	7%	3%
Operating income	$174.8	$127.9	$137.0	37%	(7)%
Adjusting items:
Management reorganization	-	5.5	-	(100)%	100%
CEO separation agreement	-	-	4.6	-	(100)%
Gain on sale of excess property	(8.4)	(3.4)	(9.9)	148%	(66)%
Impairment loss	-	8.1	-	(100)%	100%
Adjusted Operating Income	$166.5	$138.2	$131.7	20%	5%
Adjusted Operating Income Margin	32.3%	28.7%	28.2%	360 bps	50 bps

2015 and 2014 Adjusted Operating Income growth year-over-year was primarily due to our revenue growth outpacing the growth of our operating expenses after the pre-tax effect of adjusting items are taken into consideration. This demonstrates the leverage inherent in our business model.

2015 and 2014 Adjusted Operating Income Margin increases year-over-year were primarily due to revenue growth outpacing the growth of our operating expenses after the pre-tax effect of adjusting items are taken into consideration, as noted above.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA and EBITDA Margin are non-GAAP measures that we believe provide useful information about the growth or decline of our net income when compared between different financial periods. EBITDA is also an element of the performance criteria for certain performance share units we granted to our employees and officers in 2013 and 2014. EBITDA is calculated by adding back depreciation and amortization expenses to operating income. EBITDA Margin presents EBITDA as a multiple of revenues.

The following table presents our EBITDA and EBITDA Margin results over the last three years, and reconciles those metrics to operating income, depreciation and amortization expenses, and revenues, which are the most directly comparable GAAP measures in our consolidated income statements:

(in U.S.$000's)	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Operating income	$174,840	$127,927	$136,959	37%	(7)%
Depreciation and amortization expenses	42,032	44,536	43,280	(6)%	3%
EBITDA	$216,872	$172,463	$180,239	26%	(4)%
Revenues	$515,875	$481,097	$467,403	7%	3%
EBITDA Margin	42.0%	35.8%	38.6%	17%	(7)%

2015 performance

EBITDA and EBITDA Margin increased 26% and 17%, respectively, in 2015 over 2014. These increases are due to the same factors that increased operating income and revenues over the same period, combined with a reduction in the amount of depreciation and amortization expenses in 2015 compared to 2014, as discussed above.

Ritchie Bros.	47

Our EBITDA increased $44.4 million in 2015 over 2014. This increase in EBITDA represents 128% of the increase in revenues of $34.8 million during the same period. In other words, 128% of the change in our revenues ‘flowed through’ to EBITDA. This result reflects the fact that the increase in revenues exceeded the increase in operating expenses, and was combined with a decrease in depreciation and amortization expenses in 2015 compared to 2014.

2014 performance

EBITDA and EBITDA Margin decreased 4% and 7%, respectively, in 2014 over 2013. These increases are due to the same factors that decreased operating income and increased revenues over the same period, combined with an increase in the amount of depreciation and amortization expenses in 2014 compared to 2013, as discussed above.

Our EBITDA decreased $7.8 million in 2014 over 2013. This decrease in EBITDA represents 57% of the increase in revenues of $13.7 million during the same period. In other words, only 57% of the change in our revenues ‘flowed through’ to EBITDA. This result reflects the fact that the increase in revenues was less than the increase in operating expenses, and was combined with an increase in depreciation and amortization expenses in 2014 compared to 2013.

Adjusted results

Our balance sheet scorecard includes the performance metric, Debt/Adjusted EBITDA, which is a non-GAAP measure. We believe that comparing Debt/Adjusted EBIDTA on a 12-month rolling basis for different financial periods is a strong indicator of our leverage. We calculate Debt/Adjusted EBITDA by dividing debt by operating income excluding depreciation and amortization expenses and the effects of pre-tax adjusting items.

The following table presents our Debt/Adjusted EBITDA results over the last three years, and reconciles that metric to debt, operating income, and depreciation and amortization expenses, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $ millions)	As at and for the year ended December 31,
							% Change
	2015		2014		2013		2015 over 2014	2014 over 2013
Short-term debt	$12.4		$7.8		$4.4		59%	77%
Long-term debt	97.9		110.8		177.2		(12)%	(37)%
Debt	$110.3		$118.6		$181.6		(7)%	(35)%
Operating income	$174.8		$127.9		$137.0		37%	(7)%
Adjusting items:
Management reorganization	-		5.5		-		(100)%	100%
CEO Separation Agreement	-		-		4.6		-	(100)%
Gain on sale of excess property	(8.4)		(3.4)		(9.9)		146%	(66)%
Impairment loss	-		8.1		-		(100)%	100%
Adjusted Operating Income	$166.5		$138.2		$131.7		20%	5%
Depreciation and amortization expenses	42.1		44.6		43.3		(6)%	3%
	$208.6		$182.8		$175.0		14%	4%
Debt/Adjusted EBITDA	0.5	x	0.6	x	1	x	(17)%	(40)%

The continued reduction in our Debt/Adjusted EBITDA multiple is primarily the result of increases in our operating income year-over year, combined with lower levels of borrowings.

Income tax expense and effective tax rate

For the year ended December 31, 2015, income tax expense was $37.9 million, compared to an income tax expense of $36.5 million in 2014 and $40.3 million in 2013. The 4% increase in income tax expense from 2014 to 2015 is partly a result of the 37% increase in income before income taxes over the same period. Similarly, the 10% decrease in income tax expense from 2013 to 2014 is partly a result of the 4% decrease in income before income taxes over the same period.

Ritchie Bros.	48

Our effective tax rate was 21.5% in 2015, 28.3% in 2014, and 29.9% in 2013. The decrease in effective tax rate in 2015 over 2014 was primarily due to a decrease in the valuation allowance on our tax assets, which resulted from a change in our assessment of our ability to realize deferred tax assets in light of new information that arose during our tax planning initiatives in the fourth quarter of 2015. This new information allowed us to recognize tax losses that had been carried forward from certain historical tax years. The utilization of these tax losses has been presented as an adjusting item and excluded from our adjusted results, where applicable.

Adjusted results

Adjusted Effective Tax Rate is a non-GAAP measure. We believe that comparing the Adjusted Effective Tax Rate for different financial periods provides more useful information about the continuing impact income taxes in each jurisdiction have on our consolidated effective tax rate. We calculate the Adjusted Effective Tax Rate by dividing income before income taxes excluding the effects of pre-tax adjusting items by income tax expense excluding the effects of tax on adjusting items.

The following table presents our Adjusted Effective Tax Rate results over the last three years, and reconciles that metric the effective tax rate in our consolidated financial statements:

(in U.S. $ millions)	Year ended December 31,
	2015	2014	2013
Effective tax rate	21.5%	28.3%	29.9%
Impact of adjusting items:
Management reorganization	-	(0.2)%	-
CEO separation agreement	-	-	(0.1)%
Gain on sale of excess property	0.4%	0.4%	0.2%
Impairment loss	-	(1.7)%	-
Tax loss utilization	4.7%	-	-
Adjusted Effective Tax Rate	26.6%	26.8%	30.0%

Our Adjusted Effective Tax Rate in 2015 remained consistent with that of 2014. The decrease in Adjusted Effective Tax Rate in 2014 compared to 2013 is primarily the result of an increase in income earned in lower tax rate jurisdictions and an increase in the future deductibility of stock option compensation expenses.

Net income attributable to stockholders

2015 performance

Net income attributable to stockholders increased 50% to $136.2 million in 2015 compared to $91.0 million in 2014, primarily due year-over-year increases in operating income and other income, partially offset by an increase in income tax expense.

2014 performance

Net income attributable to stockholders decreased 3% to $91.0 million in 2014 from $93.6 million in 2013, primarily due to the decrease in operating income during that period, partially offset by an increase in other income and a decrease in income tax expense.

Adjusted results

Adjusted Net Income and Diluted Adjusted EPS attributable to stockholders are non-GAAP measures. We believe that comparing Adjusted Net Income and Diluted Adjusted EPS attributable to stockholders for different financial periods provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period, and eliminates the financial impact of items we do not consider to be part of our normal operating results.

Ritchie Bros.	49

Adjusted Net Income attributable to stockholders represents net income attributable to stockholders excluding the after-tax effects of adjusting items. We calculate Diluted Adjusted EPS attributable to stockholders by dividing Adjusted Net Income attributable to stockholders by the weighted average number of diluted shares outstanding.

The following table presents our Adjusted Net Income attributable to stockholders and Diluted Adjusted EPS attributable to stockholders results over the last three years, and reconciles those metrics to net income attributable to stockholders and the weighted average number of diluted shares outstanding in our consolidated income statements:

(in U.S. $000's, except share and per share amounts)	Year ended December 31,
	2015	2014	2013
Net income attributable to stockholders	$136,214	$90,981	$93,644
After-tax adjusting items:
Management reorganization	-	4,212	-
CEO separation agreement	-	-	3,389
Gain on sale of excess property	(7,294)	(2,946)	(7,225)
Impairment loss	-	8,084	-
Tax loss utilization	(7,862)	-	-
Adjusted Net Income attributable to stockholders	$121,058	$100,331	$89,808
Weighted average number of diluted shares outstanding	107,432,474	107,654,828	107,155,173
Diluted Adjusted EPS attributable to stockholders	$1.13	$0.93	$0.84

Diluted Adjusted EPS attributable to stockholders increased year-over-year primarily due to increases in GAP, revenues, and other income, which outpaced the increases in operating expenses after removing the pre-tax effect of adjusting items.

Operations Update

The majority of our business continues to be generated by our core auction operations. During 2015, we conducted 229 unreserved industrial auctions at locations in North America, Central America, Europe, the Middle East, Australia, New Zealand and Asia, as compared to 233 in 2014 and 245 in 2013. We also held 116 unreserved agricultural auctions in 2015, compared to 116 in 2014 and 111 in 2013.

Our key industrial auction metrics2 are shown below:

	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Bidder registrations	507,500	463,500	425,000	9%	9%
Consignments	47,600	45,250	43,550	5%	4%
Buyers	123,700	112,850	104,550	10%	8%
Lots	354,500	319,500	301,000	11%	6%

Year-over-year we have continued to see increases in all key industrial auction metrics as a result of our focused efforts on growing the business and a stable used equipment market.

Ritchie Bros.	50

Although our auctions vary in size, our average industrial auction results for the years ended December 31, 2015, 2014, and 2013 are described in the following table:

	Year ended December 31,
				Change
	2015	2014	2013	2015 over 2014	2014 over 2013
GAP	$ 16.8 million	$ 16.5 million	$ 14.2 million	$ 0.3 million	$ 2.3 million
Bidder registrations	2,219	1,988	1,735	12%	15%
Consignors	209	195	178	7%	10%
Lots	1,551	1,370	1,228	13%	12%

As noted above, year-over-year, we continue to see improvements in all of our average industrial auction metrics.

Website metrics3

The Ritchie Bros. website (www.rbauction.com) is a gateway to our online bidding system, which allows bidders to participate in our auctions over the internet and showcases upcoming auctions and equipment to be sold. This online bidding service gives our auction customers the choice of how they want to do business with us and access to both live and online auction participation. Internet bidders comprised 63% of the total bidder registrations at our industrial auctions in 2015, compared to 62% in 2014 and 59% in 2013. These year-over-year increases continue to demonstrate our ability to drive multichannel participation at our auctions.

Our EquipmentOne website (www.equipmentone.com) provides access to our online equipment marketplace.

The following table provides information about the average monthly users of our websites:

	As at December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
www.rbauction.com	934,290	822,718	626,815	14%	31%
www.equipmentone.com	108,579	98,187	N/A	11%	100%

[2]	For a breakdown of these key industrial auction metrics by month, please refer to our website at www.rbauction.com. None of the information in our website is incorporated by reference into this document by this or any other reference.
[3]	None of the information in our websites is incorporated by reference into this document by this or any other reference.

Over the past two comparative years, we continued to see a significant increase in the number of average monthly users of www.rbauction.com. These increases are primarily due to greater search traffic, which we believe is a direct result of our search engine optimization efforts. Those efforts took effect in the latter half of 2014 and were focused on adapting our website to mobile devices.

We also saw an increase in the number of average monthly users of www.equipmentone.com in 2015 compared to 2014. We believe this increase is primarily due to cross-promotional efforts over the past year, and in particular, the addition of a link to www.equipmentone.com that we built onto our www.rbauction.com website in April 2015 that allows users to search both websites simultaneously for equipment listings. We also believe our search engine optimization efforts over the past year, as well as a series of advertising and promotional efforts directed towards EquipmentOne, modifications made to improve user experience, and a greater number of equipment listings on the website contributed to the increase in average monthly users of www.equipmentone.com.

Online bidding and equipment marketplace purchase metrics

We continue to see an increase in the use and popularity of both our online bidding system and our online equipment marketplace. During 2015, we attracted record annual online bidder registrations and sold approximately $1.9 billion of equipment, trucks and other assets to online auction bidders and EquipmentOne customers.

Ritchie Bros.	51

This represents an 8% increase over the $1.8 billion of assets sold online in 2014, and an annual online sales record. In 2014, we sold 18% more assets to online bidders and EquipmentOne customers than the $1.5 billion sold in 2013.

Productivity

During the first quarter of 2015, we expanded our training strategy and introduced new leadership training programs for our sales management team. We believe this contributed to an increase in Sales Force Productivity to $12.1 million per Revenue Producer4 for the year ended December 31, 2015, compared to $11.6 million in 2014 and $11.7 million in 2013. We measure Sales Force Productivity as rolling 12-month core auction GAP per Revenue Producer. It is an operational statistic that we believe provides a gauge of the effectiveness of Revenue Producers in increasing our GAP, and ultimately our net income.

Our headcount statistics as at the end of each period are presented below:

	Year ended December 31,
	2015	2014	2013
Total full-time employees	1,522	1,468	1,385
Revenue Producers	342	353	319
Territory Managers	296	307	272
Trainee Territory Managers	31	29	20

Total headcount increased by net 54 between December 31, 2014 and December 31, 2015, which consisted of increases of net 49 administrative and operational personnel – including net 17 from Ritchie Bros. Financial Services – and net five sales personnel. The change in sales staff headcount between 2014 and 2015 consisted of a net 11 decrease in the number of Revenue Producers – which was entirely due to a decrease in Territory Managers by net 11 – and a net 16 increase in other sales team personnel.

Total headcount increased by net 83 between December 31, 2013 and December 31, 2014, which consisted primarily of increases in sales personnel, including a net 34 increase in Revenue Producers during that period.

4	Revenue Producers is a term used to describe our revenue-producing sales personnel. This definition is comprised of Regional Sales Managers and Territory Managers.

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the NYSE and TSX. On February 24, 2016, we had 107,215,270 common shares issued and outstanding and stock options outstanding to purchase a total of 3,229,239 common shares. No preferred shares have been issued or are outstanding. The outstanding stock options had a weighted average exercise price of $23.42 per share and a weighted average remaining term of 6.7 years.

Share repurchase program

On February 26, 2015, we received approval from the TSX to proceed with an NCIB. In March 2015, we executed the following share repurchases at a total cost of $47.5 million:

	Issuer purchases of equity securities
	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publically announced program (1)	(d) Maximum approximate dollar value of shares that may yet be purchased under the program (2)
March 2015 (3)	1,900,000	$24.98	1,900,000	$ 52.5 million

(1)	Our share repurchase program was publically announced on January 12, 2015.

Ritchie Bros.	52

(2)	Our Board of Directors has approved an NCIB that authorizes us to repurchase up to a maximum of $100 million worth of our common shares over a three-year period commencing March 3, 2015.
(3)	Repurchases during the month of March 2015 began on March 6, 2015 and ended on March 25, 2015.

All repurchased shares were cancelled on March 26, 2015. No further share repurchases were made under this NCIB, or by any other means, during 2015. As noted above, we have made an application with the TSX to renew our NCIB upon expiry of our existing NCIB on March 2, 2016.

Liquidity and Capital Resources

Working capital

(in U.S. $000's)	December 31,	December 31,
	2015	2014	% Change
Cash and cash equivalents	$210,148	$139,815	50%
Restricted cash	83,098	93,274	(11)%
Current assets	$430,099	$394,573	9%
Current liabilities	289,966	254,091	14%
Working capital	$140,133	$140,482	-

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our 2015 working capital remained consistent with that of 2014. In 2015, a Canadian dollar 60 million long-term loan became current, decreasing our working capital compared to 2014 as there was no current portion of long-term debt in 2014. In addition, the payment of dividends of $65.7 million and repurchase of 1.9 million common shares for $47.5 million further decreased our working capital compared to 2014. These working capital decreases were mostly offset by our net income growth in 2015, as well as fewer advances against auction contracts being entered into in 2015 compared to 2014.

Cash flows

(in U.S. $000's)	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Cash provided by (used in):
Operating activities	$196,357	$171,366	$146,639	15%	17%
Investing activities	(29,348)	(30,124)	(27,530)	-3%	9%
Financing activities	(80,689)	(101,633)	(97,920)	-21%	4%
Effect of changes in foreign currency rates	(15,987)	(14,390)	1,006	11%	(1530)%
Net increase in cash and cash equivalents	$70,333	$25,219	$22,195	179%	14%

2015 performance

Net cash generated by operating activities increased $25.0 million, or 15%, during 2015 compared to 2014. This increase is primarily due to the increase in net income during the period, as well as changes in our operating assets and liabilities, and in particular, advances against auction contracts, inventory, and trade and other payables.

Net cash generated by operating activities can fluctuate significantly from period to period, due to factors such as differences in the timing, size and number of auctions during the period, the timing of the receipt of auction proceeds from buyers and the timing of the payment of net amounts due to consignors.

Ritchie Bros.	53

Net cash used in investing activities did not vary significantly between 2015 and 2014. The $12.1 million we invested to acquire Xcira in the fourth quarter of 2015 was offset by decreases in net capital spending compared to 2014.

Net cash used in financing activities decreased $20.9 million, or 21%, in 2015 compared to 2014. The decrease was primarily due to fewer debt repayments in 2015 compared to 2014, as well as an increase in issuances of share capital year-over year. Share issuances increased as a result of more stock option exercises in 2015 compared to 2014, which is consistent with the improved performance of our common shares during 2015, particularly in June and August 2015 when the share price exceeded $30.00 per common share. The decrease in net cash used in financing activities was partially offset by our repurchase of 1.9 million common shares valued at $47.5 million in March 2015 and a decrease in proceeds from short-term debt.

We declared and paid regular cash dividends of $0.14 per common share for the quarters ended December 31, 2014 and March 31, 2015, and declared and paid regular cash dividends of $0.16 per common share for the quarters ended June 30, 2015 and September 30, 2015. We have declared, but not yet paid, a dividend of $0.16 per common share for the quarter ended December 31, 2015.

Total dividend payments during the year ended December 31, 2015 were $64.3 million to stockholders and $1.3 million to non-controlling interests. This compares to total dividend payments of $57.9 million to stockholders in 2014. All dividends we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

2014 performance

Net cash provided by operating activities increased $24.7 million, or 17%, in 2014 compared by 2013. This increase is primarily due to changes in our operating assets and liabilities, and in particular, restricted cash and auction proceeds payable, as well as adjustments for items not affecting cash, including the impairment loss and gains on disposal of property, plant and equipment.

Net cash used in investing and financing activities did not vary significantly between 2014 and 2013.Total dividend payments during the year ended December 31, 2014 were $57.9 million to stockholders in 2014 and $53.9 million in 2013.

Adjusted results

Adjusted Dividend Payout Ratio

Adjusted Dividend Payout Ratio is non-GAAP measure. We believe that comparing the Adjusted Dividend Payout Ratio for different financial periods is the best indicator of how well our net income supports our dividend payments. Refer to “Results of Operations” above for a reconciliation of Adjusted Net Income attributable to stockholders to the most directly comparable GAAP measures in the consolidated income statements. Adjusted Dividend Payout Ratio is calculated by dividing dividends paid to stockholders by Adjusted Net Income attributable to stockholders (as defined and reconciled to our consolidated income statements above).

The following table presents our Adjusted Dividend Payout Ratio results over the last three years, and reconciles that metric to dividends paid to stockholders, which is the most directly comparable GAAP measure in our consolidated statements of cash flows:

(in U.S. $ millions)	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Dividends paid to stockholders	$64.3	$57.9	$53.9	11%	7%
Adjusted Net Income attributable to stockholders	121.1	100.3	89.8	21%	12%
Adjusted Dividend Payout Ratio	53.1%	57.7%	60.0%	(8)%	(4)%

The decrease in the Adjusted Dividend Payout Ratio year-over-year reflects the retention of net income for purposes of funding future growth including, but not limited to mergers and acquisitions, development of EquipmentOne, and other growth opportunities.

Ritchie Bros.	54

Operating Free Cash Flow (“OFCF”)

OFCF is non-GAAP measure that we believe, when compared on a 12-month rolling basis to different financial periods, provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. OFCF is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate OFCF by subtracting net capital spending from cash provided by operating activities.

The following table presents our OFCF results over the last three years, and reconciles that metric to cash generated by operating activities and net capital spending, which are the most directly comparable GAAP measures in our consolidated statements of cash flows:

(in U.S. $ millions)	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Cash provided by operating activities	$196.4	$171.4	$146.6	15%	17%
Property, plant and equipment additions	22.1	25.0	35.9	(12)%	(30)%
Intangible asset additions	8.8	13.9	15.7	(37)%	(11)%
Proceeds on disposition of property plant and equipment	(16.7)	(9.3)	(14.5)	80%	(36)%
Net capital spending	$14.2	$29.6	$37.1	(52)%	(20)%
Operating Free Cash Flow	$182.2	$141.8	$109.5	28%	29%

OFCF increases year-over-year were the result of greater cash generated by operating activities combined with less capital spending. Net capital spending decreases were due to a combination of fewer property, plant and equipment and intangible asset additions, and in 2015, an 80% increase in proceeds on disposition of property, plant and equipment, which was mostly due to the sale of excess land in Edmonton.

CAPEX Intensity

CAPEX Intensity is a non-GAAP measure that presents net capital spending as a percentage of revenue. We believe that comparing CAPEX Intensity on a 12-month rolling basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

The following table presents our CAPEX Intensity results over the last three years, and reconciles that metric to net capital spending and revenues, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $ millions)	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Net capital spending	$14.2	$29.6	$37.1	(52)%	(20)%
Revenues	515.9	481.1	467.4	7%	3%
CAPEX Intensity	2.8%	6.2%	7.9%	(55)%	(22)%

CAPEX Intensity decreases year-over-year are primarily due to the increases in revenues combined with the decreases in net capital spending, as discussed above.

Return on Invested Capital (“ROIC”)

ROIC is a non-GAAP measure that we believe, by comparing on a 12-month rolling basis for different financial periods, is the best indicator of the after-tax return generated by our investments. ROIC is also an element of the performance criteria for certain performance share units we granted to our employees and officers in 2013 and 2014.

Ritchie Bros.	55

As noted above, Adjusted Net Income attributable to stockholders represents net income attributable to stockholders excluding the pre-tax effects of adjusting items. Average Invested Capital is calculated as the average long-term debt (including current and non-current portions) and stockholders’ equity over the rolling 12-month period. We calculate ROIC as Adjusted Net Income attributable to stockholders divided by Average Invested Capital.

The following table presents our ROIC results over the last three years, and reconciles that metric to net income attributable to stockholders, long-term debt, and stockholders’ equity, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $ millions)	Year ended December 31,
				% Change
	2015	2014	2013	2015 over 2014	2014 over 2013
Net income attributable to stockholders	$136.2	$91.0	$93.6	50%	(3)%
After-tax adjusting items:
Management reorganization	-	4.2	-	(100)%	100%
CEO separation agreement	-	-	3.4	-	(100)%
Gain on sale of excess property	(7.3)	(2.9)	(7.2)	152%	(60)%
Impairment loss	-	8.1	-	(100)%	100%
Tax loss utilization	(7.9)	-	-	(100)%	-
Adjusted Net Income attributable to stockholders	$121.1	$100.3	$89.8	21%	12%
Opening long-term debt	110.8	177.2	200.7	(37)%	(12)%
Ending long-term debt	97.9	110.8	177.2	(12)%	(37)%
Average long-term debt	$104.4	$144.0	$189.0	(28)%	(24)%
Opening stockholders' equity	691.9	686.1	653.1	1%	5%
Ending stockholders' equity	703.2	691.9	686.1	2%	1%
Average stockholders' equity	$697.6	$689.0	$669.6	1%	3%
Average invested capital	$802.0	$833.0	$858.6	(4)%	(3)%
Return on Invested Capital	15.1%	12.0%	10.5%	26%	14%

Year-over-year ROIC increases were the result of increases in net income attributable to stockholders combined with decreases in average invested capital primarily due to reductions in long-term debt resulting from lower levels of borrowings combined with the effect that the weakening Canadian dollar, relative to the U.S. dollar, had on our Canadian dollar-denominated debt.

Debt and credit facilities

At December 31, 2015, our short-term debt consisted of borrowings under our committed, revolving credit facility, and had a weighted average annual interest rate of 1.8%. This compares to current borrowings of $7.8 million as at December 31, 2014, with a weighted average annual interest rate of 1.8%.

The $43.3 million current portion of long-term debt as at December 31, 2015 consisted entirely of our Canadian dollar 60 million term loan under our uncommitted, non-revolving credit facility. Management intends to refinance this term loan when it falls due in May 2016. As at December 31, 2015, we had a total of $97.9 million outstanding fixed rate long-term debt, including both current and non-current portions, bearing annual interest rates ranging from 3.59% to 6.385%, with a weighted average annual interest rate of 5.0%. This compares to long-term debt of $110.8 million as at December 31, 2014, with a weighted average annual interest rate of 5.1%.

Ritchie Bros.	56

Our long-term debt and available credit facilities at December 31, 2015 and 2014 were as follows:

(in U.S. $000's)	Year ended December 31,
	2015	2014	% Change
Long-term debt	$97,915	$110,846	(12)%
Committed
Revolving credit facilities	312,693	285,000	10%
Revolving credit facilities available	300,358	277,140	8%
Uncommitted
Revolving credit facilities	64,533	106,076	(39)%
Revolving credit facilities available	42,973	91,579	(53)%
Non-revolving credit facilities	225,000	225,000	-
Non-revolving credit facilities available	127,076	114,113	11%
Total credit facilities	$602,226	$616,076	(2)%
Total credit facilities available	470,407	482,832	(3)%

Our credit facilities are with financial institutions in the United States, Canada and the Netherlands. Certain of the facilities include commitment fees applicable to the unused credit amount. We were in compliance with all financial and other covenants applicable to our credit facilities at December 31, 2015.

We believe our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations (detailed below), as well as to fund future growth including, but not limited to mergers and acquisitions, development of EquipmentOne, and other growth opportunities.

Contractual obligations at December 31, 2015

(in U.S. $000's)	Payments due by period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations:
Principal	$97,915	$43,348	$-	$-	$54,567
Interest	14,443	3,069	4,230	4,230	2,914
Capital lease obligations	2,273	1,312	754	207	-
Operating lease obligations	106,924	10,670	18,591	12,658	65,005
Purchase obligations	1,820	1,820	-	-	-
Share unit liabilities	11,837	6,204	5,549	84	-
Other non-current obligations	3,051	667	1,334	-	1,050
Total contractual obligations	$238,263	$67,090	$30,458	$17,179	$123,536

Our long-term debt included in the table above are comprised of our Canadian dollar 60 million term loan put in place in 2009 with a term to maturity of seven years, and two term loans put in place in 2012 with terms to maturity of ten years.

Our operating leases relate primarily to land on which we operate regional auction sites and administrative buildings. These properties are located in North America, Central America, Europe, the Middle East, and Asia. Other operating leases include leases of computer hardware and software assets, as well as automotive equipment. Our finance lease obligations relate primarily to computer hardware and software, as well as automotive and yard equipment.

Purchase obligations relate to capital expenditure commitments we have made with respect to property, plant and equipment and intangible assets. Share unit liabilities reflect the amounts of the future cash-settlement obligations of share units earned that are expected to vest as at December 31, 2015.

Ritchie Bros.	57

In the normal course of our business, we may guarantee a minimum level of proceeds in connection with the sale at auction of a consignor’s equipment. Our total exposure as at December 31, 2015 from these guarantee contracts was $55.8 million, compared to $101.8 million at December 31, 2014, which we anticipate will be fully covered by the proceeds that we will receive from the sale at auction of the related equipment, plus our commission. We do not record any liability in our financial statements in respect of these guarantee contracts, and they are not reflected in the contractual obligations table above.

Scorecard Summary

The following tables summarize the adjusted results discussed above that appear in our performance scorecards:

Income statement scorecard

(in U.S. $ millions, except EPS)	Year ended December 31,
				Better/(Worse)
	2015	2014	2013	2015 over 2014	2014 over 2013
GAP	$4,247.6	$4,212.6	$3,817.8	1%	10%
Revenues	$515.9	$481.1	$467.4	7%	3%
Revenue Rate	12.14%	11.42%	12.24%	72 bps	-82 bps
Adjusted Operating Income	$166.5	$138.2	$131.7	20%	5%
Adjusted Operating Income Margin	32.3%	28.7%	28.2%	360 bps	50 bps
Diluted Adjusted EPS attributable to stockholders	$1.13	$0.93	$0.84	22%	11%

Balance sheet scorecard

(in U.S. $ millions)	Year ended December 31,
							Better/(Worse)
	2015		2014		2013		2015 over 2014		2014 over 2013
Operating Free Cash Flow	$182.2		$141.8		$109.5		28%		29%
CAPEX Intensity	2.8%		6.2%		7.9%		340 bps		170 bps
Return on Invested Capital	15.1%		12.0%		10.5%		310 bps		150 bps
Debt/Adjusted EBITDA	0.5	x	0.6	x	1	x	0.1	x	0.4	x

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. On an ongoing basis, we evaluate these judgments and estimates, including:

•	recognition of revenue from inventory sales net of cost of inventory sold;

Ritchie Bros.	58

•	valuation of consignors’ equipment and other assets subject to guarantee contracts;
•	redemption value of contingently redeemable NCI;
•	consolidation of variable interest entities;
•	the grant date fair value of stock option and share unit awards;
•	the identification of reporting units and recoverability of goodwill;
•	recoverability of long-lived assets; and
•	recoverability of deferred income tax assets.

Actual amounts could differ materially from those estimated by us at the time our consolidated financial statements are prepared.

The following discussion of critical accounting policies and estimates is intended to supplement the significant accounting policies presented in the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” presented in our Annual Report on Form 10-K, which summarize the accounting policies and methods used in the preparation of those consolidated financial statements. The policies and the estimates discussed below are included here because they require more significant judgments and estimates in the preparation and presentation of our consolidated financial statements than other policies and estimates.

Recognition of revenue from inventory sales net of cost of inventory sold

We record revenues from inventory sales net of costs of inventory sold within commission revenue on the consolidated income statement. This commission revenue, as well as commission revenues earned on straight commission and guarantee contracts, is classified as revenues from the rendering of services as opposed to revenues from the sale of goods.

All of the equipment sold at our auctions is sold to the highest bidder on an unreserved basis. Although we take title to the equipment we sell under inventory contracts, the period of direct ownership is relatively short, and the equipment is processed in the same manner as other consigned equipment such that the risks and rewards of ownership are not substantially different from those in our guarantee contracts. As such, we have determined that we are acting as an agent when we sell inventory, not as a principal. And in that capacity, we record revenue from inventory sales on a net basis, as opposed to a gross basis.

We value each inventory contract at the lower of cost and net realizable value. In addition, we monitor the results from the sale of this inventory at auction after the balance sheet date up to the release of our financial statements and record any losses realized on inventory contracts.

Valuation of contingently redeemable NCI

As noted above, together with the NCI of RBFS, we hold options pursuant to which we may acquire, or be required to acquire, the NCI holders’ 49% interest in RBFS. These call and put options become exercisable in April 2016.  As a result of the existence of the put option, the NCI is accounted for as a contingently redeemable equity instrument (the “contingently redeemable NCI”).

We record contingently redeemable equity instruments initially at their fair value within temporary equity on the balance sheet. When the equity instruments become redeemable or redemption is probable, the Company recognizes changes in the redemption value immediately as they occur, and adjusts the carrying amount of the contingently redeemable equity instrument to equal the redemption value at the end of each reporting period. Changes to the carrying value are charged or credited to retained earnings attributable to stockholders on the balance sheet.

Since the call and put options are not exercisable until April 2016, the redemption value of our contingently redeemable NCI has been estimated at fair valve determined using a blended analysis of the capitalized cash flow approach and the market approach, which employs a multiple of earnings methodology.

Ritchie Bros.	59

We believe that using a blended approach compensates for the inherent risks associated with each model if used on a stand-alone basis. Use of the capitalized cash flow approach requires us to make significant assumptions with respect to the capitalization multiple, which is based on an estimate of the weighted average cost of capital, and the long-term earnings growth. The most significant estimates we make under the market approach are the identification of similar companies with comparable business factors, and the implied valuation multiples associated with those companies.

The estimation of fair value as a basis of determining the redemption value required management to make significant judgments, estimates, and assumptions as of the reporting date. Those judgments, estimates, and assumptions could vary significantly between the reporting date and when the call and put options become exercisable in April 2016. We believe that RBFS is a high-growth business and expect significant service offerings across expanded geographies in the near future.

Consolidation of variable interest entities

When we acquire a variable interest entity (“VIE”), we must determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we are required to consolidate the VIE. The primary beneficiary determination requires us to make assumptions as to which activities most significantly impact the VIE’s economic performance, identify the existence of any de facto related parties, and make an assessment as to whether we have the power to direct the activities determined to most significantly impact the VIE’s economic performance.

Valuation of performance share units subject to market conditions

We initially measure the cost of cash-settled transactions subject to market vesting conditions using a binomial model to determine the fair value of the liability incurred. Estimating fair value for share-based payment transactions requires determination of the most appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate also requires determination of the most appropriate inputs to the valuation model, including the expected life of the share unit, volatility and dividend yield, as well as making assumptions about them. For cash-settled share-based payment transactions, the liability needs to be re-measured at the end of each reporting period up to the date of settlement. This requires a reassessment of the estimates used at the end of each reporting period.

Identification of reporting units and recoverability of goodwill

We perform impairment tests on goodwill on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. We performed the latest test at December 31, 2015 and determined that no impairment had occurred.

Impairment testing involves determination of reporting units, which we determined to be at the same level as our reportable operating segments, being core auction and EquipmentOne. One of the key judgments made in arriving at this determination was that the business components of the core auction operating segment could be aggregated into a single reporting unit on the basis of similarity in the nature of their services, the type of class of customer for their services, and the methods used to provide their services. Goodwill related to the acquisition of auction businesses and Xcira, the provider of our online auction bidding technology, have been assigned to the core auction reporting unit. Goodwill arising from the acquisition of AssetNation, the provider of our online marketplaces, has been assigned to the EquipmentOne reporting unit.

The first step of the two-step impairment test prescribed by US GAAP is to perform a qualitative assessment of whether events or circumstances indicate that the fair value of the reporting unit to which goodwill belongs is less than its carrying value. If such indicators are determined to exist, we commence the second step of the test, which is to identify potential impairment by comparing the reporting unit fair value with its carrying amount, including goodwill. We measure the amount of the impairment loss as the excess of the goodwill’s carrying amount over its implied fair value.

We measure the fair value of our reporting units using a blended analysis of the earnings approach, which employs a discounted cash flow methodology, and the market approach, which employs a multiple of earnings methodology. We believe that using a blended approach compensates for the inherent risks associated with each model if used on a stand-alone basis.

Ritchie Bros.	60

Using the cash flow methodology, the fair value of the reporting unit is based on the present value of the cash flows that we expect the reporting unit to generate in the future. The most significant estimates in the market approach is the determination of which publicly-traded firms are the most comparable in terms of the nature, size, growth, and profitability of the business, as well as the risk and return on the investment and assessment of comparable revenue and operating income multiples.

Core auction reporting unit

Significant estimates used in the earnings approach valuation of our core auction reporting unit are our discount rate of 10%, which reflects the risk premium on this reporting unit based on assessments of risks related to projected cash flows and our long-term growth rate of 2%, which is used to extrapolate cash flows beyond the five-year forecast.

We perform sensitivity analyses on our valuation, the results of which support our conclusion that there are no reasonably possible changes in key assumptions that would cause the core auction reporting unit to be impaired in the foreseeable future.

EquipmentOne reporting unit

The earnings approach valuation of our EquipmentOne reporting unit is most sensitive to the following assumptions:

(i)   Revenue growth rate

Cash flow estimates utilize compound annual growth rates of 20% commencing with the forecast for the next fiscal year. The estimated growth rate of 20% used in determining the EquipmentOne reporting unit’s future cash flows is based on our expectation of future growth rates resulting from application of our business strategy.

(ii)  Discount rate

We applied a discount rate of 14% based on the revenue growth rate for the EquipmentOne reporting unit, with this discount rate reflecting the risk premium based on an assessment of risk related to projected cash flows. We have exercised significant judgment in determining that the discount rate reflects investors’ expectations and takes into consideration market rates of return, capital structure, company size, and industry risk.

We have estimated that the fair value of the EquipmentOne reporting unit exceeds its carrying value by $13.4 million. Consequently, a reasonably possible decline in the revenue growth rate, or an increase in discount rate, may result in an impairment loss.

With all other assumptions remaining constant, the following changes taken individually would result in the EquipmentOne reporting unit’s fair value being equal to its carrying value:

•	Revenue growth rate – decrease of 2.1 percentage points

•	Discount rate – increase of 2.1 percentage points

Cash flows beyond the five-year period are extrapolated using a long-term growth rate estimated to be 4%.

Recoverability of long-lived assets

Long-lived assets, which are comprised of property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable, or earlier when the asset is classified as held for sale. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows from another asset group. The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the future undiscounted cash flows expected to result from the long-lived asset’s use and eventual disposition.

In order to determine the future undiscounted cash flows, we are required to estimate the useful lives of the long-lived assets, as well as form expectations of future revenues and expenses, including costs to maintain the long-lived assets over their respective useful lives.

Ritchie Bros.	61

Forming such expectations involves the use of significant judgments and estimates, which can vary depending on our intention with respect to the future use of the long-lived asset, the past performance of the asset, and availability of approved budgets.

Where the carrying amount of the long-lived asset is not recoverable because it exceeds the sum of the future undiscounted cash flows, the fair value of the long-lived asset is determined in order to calculate any impairment loss. An impairment loss is measured as the excess of the long-lived asset’s carrying amount over its fair value. Fair value is based on valuation techniques or third party appraisals. Significant judgments and estimates used in determining fair value vary depending on the valuation approach adopted, but can include an assessment of who the comparable market participants are, which recent events impact the market the long-lived asset operates in, planned future use of the long-lived asset, our experience with similar long-lived asset sales and related selling fees, as well as costs to prepare the long-lived asset for sale.

Accounting for income taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are based on temporary differences (differences between the accounting basis and the tax basis of the assets and liabilities) and non-capital loss, capital loss, and tax credits carryforwards are measured using the enacted tax rates and laws expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credits carry-forwards, are recognized to the extent that realization of such benefits is considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that enactment occurs. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is provided.

Liabilities for uncertain tax positions are recorded based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We also continually assesses the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Changes in Accounting Policies

Transition to United States Generally Accepted Accounting Principles

As a non-U.S. company, the United States Securities and Exchange Commission (“SEC”) requires us to perform a test on the last business day of the second quarter of each fiscal year to determine whether we continue to meet the definition of a foreign private issuer (“FPI”). Historically, we met the definition of an FPI, and as such, prepared consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”), reported with the SEC on FPI forms, and complied with SEC rules and regulations applicable to FPIs.

On June 30, 2015, we performed the test and determined that we no longer meet the definition of an FPI. As such, from January 1, 2016, we were required to prepare consolidated financial statements in accordance with US GAAP, report with the SEC on domestic forms, and comply with SEC rules and regulations applicable to domestic issuers.

Consequently, our 2015 annual consolidated financial statements have been prepared in accordance with US GAAP. The transition from IFRS to US GAAP included retrospective application of US GAAP to all reporting periods from our inception, such that all comparative figures presented in our Annual Report on Form 10-K and the exhibits thereto are in conformity with US GAAP.

Our significant US GAAP accounting policies have been disclosed above, as well as in the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” presented in our Annual Report on Form 10-K.

Ritchie Bros.	62

Recent Accounting Pronouncements

Recent accounting pronouncements that significantly impact our accounting policies or the presentation of our consolidated financial position or performance have been disclosed in the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” presented in our Annual Report on Form 10-K.

Ritchie Bros.	63

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct operations in local currencies in countries around the world, but we use the U.S. dollar as our presentation currency. As a result, we are exposed to currency fluctuations and exchange rate risk. We cannot accurately predict the future effects of foreign currency fluctuations on our financial condition or results of operations, or quantify their effects on the macroeconomic environment. The proportion of revenues denominated in currencies other than the U.S. dollar in a given period will differ from the annual proportion for the year ended December 31, 2015, which was 45%, depending on the size and location of auctions held during the period. On annual basis, we expect fluctuations in revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar. We have not adopted a long-term hedging strategy to protect against foreign currency fluctuations associated with our operations denominated in currencies other than the U.S. dollar, but we may consider hedging specific transactions if we deem it appropriate in the future.

During 2015, we recorded a net decrease in our foreign currency translation adjustment balance of $40.8 million, compared to $35.8 million in 2014 and $13.4 million in 2013. Our foreign currency translation adjustment arises from the translation of our net assets denominated in currencies other than the U.S. dollar to the U.S. dollar for reporting purposes. Based on our exposures to foreign currency transactions as at December 31, 2015, and assuming that all other variables remain constant, a 1% appreciation or depreciation of the Canadian dollar and Euro against the U.S. dollar would result in an increase/decrease of approximately $7.6 million in our consolidated comprehensive income.

We are not exposed to significant interest rate risk due to the fact that our long-term debt bears fixed rates of interest. Our short-term debt, which usually mature one to three months from inception, are available at both fixed and floating rates of interest. If we determine our exposure to short-term interest rates is too high, we may consider fixing a larger portion of our portfolio. As at December 31, 2015, we had a total of $12.4 million in revolving loans bearing floating rates of interest, as compared to $7.8 million at December 31, 2014. Based on the amount owing as of December 31, 2015, and assuming that all other variables remain constant, a change in the U.S. prime rate by 100 basis points would result in an increase/decrease of approximately $467,000 in the pre-tax interest we accrue per annum.

Although we cannot accurately anticipate the future effect of inflation on our financial condition or results of operations, inflation historically has not had a material impact on our operations.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data should be read in conjunction with the “Selected Financial Data” in Item 6 above included elsewhere in this Annual Report on Form 10-K.

Ritchie Bros.	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Ritchie Bros. Auctioneers Incorporated

We have audited the accompanying consolidated balance sheets of Ritchie Bros. Auctioneers Incorporated (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ritchie Bros. Auctioneers Incorporated at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ritchie Bros. Auctioneers Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

Vancouver, Canada February 25, 2016	/s/ Ernst & Young LLP Chartered Professional Accountants

Ritchie Bros.	65

Consolidated Income Statements
(Expressed in thousands of United States dollars, except where noted)

Year ended December 31,	2015	2014	2013
Revenues (note 5)	$515,875	$481,097	$467,403
Direct expenses, excluding depreciation and amortization (note 6)	56,026	57,884	54,008
	459,849	423,213	413,395
Selling, general and administrative expenses (note 6)	254,990	248,220	243,736
Depreciation and amortization expenses (note 6)	42,032	44,536	43,280
Gain on disposition of property, plant and equipment	(9,691)	(3,512)	(10,552)
Impairment loss (note 6)	-	8,084	-
Foreign exchange gain	(2,322)	(2,042)	(28)

Operating income	174,840	127,927	136,959

Other income (expense):
Interest income	2,660	2,222	2,708
Interest expense	(4,962)	(5,277)	(7,434)
Equity income (note 20)	916	458	405
Other, net	2,982	3,708	2,117
	1,596	1,111	(2,204)

Income before income taxes	176,436	129,038	134,755

Income tax expense (note 7):
Current	42,420	33,321	36,909
Deferred	(4,559)	3,154	3,401
	37,861	36,475	40,310

Net income	$138,575	$92,563	$94,445

Net income attributable to:
Stockholders	$136,214	$90,981	$93,644
Non-controlling interests	2,361	1,582	801
	$138,575	$92,563	$94,445

Earnings per share attributable to stockholders (note 9):
Basic	$1.27	$0.85	$0.88
Diluted	$1.27	$0.85	$0.87

Weighted average number of shares outstanding (note 9):
Basic	107,075,845	107,268,425	106,768,856
Diluted	107,432,474	107,654,828	107,155,173

See accompanying notes to consolidated financial statements.

Ritchie Bros.	66

Consolidated Statements of Comprehensive Income
(Expressed in thousands of United States dollars)

Year ended December 31,	2015	2014	2013

Net income	$138,575	$92,563	$94,445
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	(40,776)	(35,796)	(13,442)

Total comprehensive income	$97,799	$56,767	$81,003

Total comprehensive income attributable to:
Stockholders	95,831	55,295	80,202
Non-controlling interests	1,968	1,472	801
	$97,799	$56,767	$81,003

See accompanying notes to consolidated financial statements.

Ritchie Bros.	67

Consolidated Balance Sheets
(Expressed in thousands of United States dollars, except share data)

December 31,	2015	2014
Assets
Current assets:
Cash and cash equivalents	$210,148	$139,815
Restricted cash	83,098	93,274
Trade and other receivables (note 12)	59,412	76,062
Inventory (note 13)	58,463	42,750
Advances against auction contracts (note 14)	4,797	26,180
Prepaid expenses and deposits (note 15)	11,057	11,587
Assets held for sale (note 16)	629	1,668
Income taxes receivable	2,495	3,237
	430,099	394,573
Property, plant and equipment (note 17)	528,591	580,701
Equity-accounted investments (note 20)	6,487	3,001
Other non-current assets	3,369	5,504
Intangible assets (note 18)	46,973	45,504
Goodwill (note 19)	91,234	82,354
Deferred tax assets (note 7)	13,362	9,873
	$1,120,115	$1,121,510

Liabilities and Equity
Current liabilities:
Auction proceeds payable	$101,215	$109,378
Trade and other payables (note 21)	120,042	126,738
Income taxes payable	13,011	10,136
Short-term debt (note 23)	12,350	7,839
Current portion of long-term debt (note 23)	43,348	-
	289,966	254,091
Long-term debt (note 23)	54,567	110,846
Share unit liabilities	5,633	5,844
Other non-current liabilities	6,735	7,436
Deferred tax liabilities (note 7)	31,070	34,074
	387,971	412,291

Commitments (note 26)
Contingencies (note 27)

Contingently redeemable non-controlling interest (note 8)	24,785	17,287

Stockholders' equity (note 24):
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 107,200,470 (December 31, 2014: 107,687,935)	131,530	141,257
Additional paid-in capital	27,728	31,314
Retained earnings	601,051	536,111
Accumulated other comprehensive income	(57,133)	(16,750)
Stockholders' equity	703,176	691,932
Non-controlling interest	4,183	-
	707,359	691,932
	$1,120,115	$1,121,510

See accompanying notes to consolidated financial statements.

Ritchie Bros.	68

Consolidated Statements of Changes in Equity
(Expressed in thousands of United States dollars, except where noted)

	Attributable to stockholders							Contingently
					Accumulated			redeemable
	Common stock		Additional		other	Non-		non-
	Number of		paid-In	Retained	comprehensive	controlling	Total	controlling
	shares	Amount	capital	earnings	income (loss)	interest	equity	interest
Balance, December 31, 2012	106,596,811	$118,694	$27,169	$474,843	$32,378	$-	$653,084	$3,504

Net income	-	-	-	93,644	-	-	93,644	801
Change in value of contingently redeemable non-controlling interest	-	-	-	(3,998)	-	-	(3,998)	3,998
Other comprehensive loss	-	-	-	-	(13,442)	-	(13,442)	-
	-	-	-	89,646	(13,442)	-	76,204	4,799
Stock option exercises	427,972	7,656	(1,504)	-	-	-	6,152	-
Stock option tax adjustment	-	-	69	-	-	-	69	-
Stock option compensation expense (note 25)	-	-	4,504	-	-	-	4,504	-
Cash dividends paid (note 24)	-	-	-	(53,918)	-	-	(53,918)	-
Balance, December 31, 2013	107,024,783	$126,350	$30,238	$510,571	$18,936	$-	$686,095	$8,303

Net income	-	-	-	90,981	-	-	90,981	1,582
Change in value of contingently redeemable non-controlling interest	-	-	-	(7,512)	-	-	(7,512)	7,512
Other comprehensive loss	-	-	-	-	(35,686)	-	(35,686)	(110)
	-	-	-	83,469	(35,686)	-	47,783	8,984
Stock option exercises	663,152	14,907	(2,786)	-	-	-	12,121	-
Stock option tax adjustment	-	-	152	-	-	-	152	-
Stock option compensation expense (note 25)	-	-	3,710	-	-	-	3,710	-
Cash dividends paid (note 24)	-	-	-	(57,929)	-	-	(57,929)	-
Balance, December 31, 2014	107,687,935	$141,257	$31,314	$536,111	$(16,750)	$-	$691,932	$17,287

Net income	-	-	-	136,214	-	64	136,278	2,297
Change in value of contingently redeemable non-controlling interest	-	-	-	(6,934)	-	-	(6,934)	6,934
Other comprehensive loss	-	-	-	-	(40,383)	-	(40,383)	(393)
	-	-	-	129,280	(40,383)	64	88,961	8,838
Stock option exercises	1,412,535	37,762	(7,946)	-	-	-	29,816	-
Stock option tax adjustment	-	-	359	-	-	-	359	-
Stock option compensation expense (note 25)	-	-	4,001	-	-	-	4,001	-
Non-controlling interest acquired in a business combination (note 29)	-	-	-	-	-	4,119	4,119	-
Shares repurchased (note 24)	(1,900,000)	(47,489)	-	-	-	-	(47,489)	-
Cash dividends paid (note 24)	-	-	-	(64,340)		-	(64,340)	(1,340)
Balance, December 31, 2015	107,200,470	$131,530	$27,728	$601,051	$(57,133)	$4,183	$707,359	$24,785

See accompanying notes to consolidated financial statements.

Ritchie Bros.	69

Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)

Year ended December 31,	2015	2014	2013
Cash provided by (used in):
Operating activities:
Net income	$138,575	92,563	$94,445
Adjustments for items not affecting cash:
Depreciation and amortization expenses	42,032	44,536	43,280
Inventory write down (note 13)	480	2,177	963
Impairment loss (note 6)	-	8,084	-
Stock option compensation expense (note 25)	4,001	3,710	4,504
Deferred income tax expense (recovery) (note 7)	(4,559)	3,154	3,401
Equity income less dividends received	(916)	(458)	(405)
Unrealized foreign exchange loss	1,403	562	486
Gain on disposition of property, plant and equipment	(9,691)	(3,512)	(10,552)
Net changes in operating assets and liabilities (note 10)	25,032	20,550	10,517
Net cash provided by operating activities	196,357	171,366	146,639

Investing activities:
Acquisition of Xcira (note 29)	(12,107)	-	-
Acquisition of equity investments	(3,000)	-	-
Property, plant and equipment additions	(22,055)	(24,990)	(35,896)
Intangible asset additions	(8,764)	(13,935)	(15,662)
Proceeds on disposition of property, plant and equipment	16,667	9,330	14,492
Proceeds from note receivable and other assets	-	-	9,276
Other, net	(89)	(529)	260
Net cash used in investing activities	(29,348)	(30,124)	(27,530)

Financing activities:
Issuances of share capital	29,816	12,121	6,152
Share repurchase	(47,489)	-	-
Dividends paid to stockholders	(64,340)	(57,929)	(53,918)
Dividends paid to contingently redeemable non-controlling interests	(1,340)	-	-
Proceeds from short-term debt	11,038	45,751	19,102
Repayment of short-term debt	(6,373)	(41,066)	(53,254)
Repayment of long-term debt	-	(58,409)	(15,000)
Repayment of finance lease obligations	(2,073)	(1,953)	(1,103)
Other, net	72	(148)	101
Net cash used in financing activities	(80,689)	(101,633)	(97,920)

Effect of changes in foreign currency rates on cash and cash equivalents	(15,987)	(14,390)	1,006

Increase in cash and cash equivalents	70,333	25,219	22,195
Cash and cash equivalents, beginning of year	139,815	114,596	92,401
Cash and cash equivalents, end of year	$210,148	139,815	$114,596

See accompanying notes to consolidated financial statements.

Ritchie Bros.	70

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

1.	General information

Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”) sell industrial equipment and other assets for the construction, agricultural, transportation, energy, mining, forestry, material handling, marine and real estate industries at its unreserved auctions and online marketplaces. Ritchie Bros. Auctioneers Incorporated is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”).

2.	Significant accounting policies

(a)	Basis of preparation

These financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and the following accounting policies have been consistently applied in the preparation of the consolidated financial statements. Previously, the Company prepared its consolidated financial statements under International Financial Reporting Standards (“IFRS”) as permitted by securities regulators in Canada, as well as in the United States under the status of a Foreign Private Issuer as defined by the United States Securities and Exchange Commission (“SEC”). At the end of the second quarter of 2015, the Company determined that it no longer qualified as a Foreign Private Issuer under the SEC rules. As a result, beginning January 1, 2016 the Company is required to report with the SEC on domestic forms and comply with domestic company rules in the United States. The transition to US GAAP was made retrospectively for all periods from the Company’s inception.

(b)	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and non-wholly owned subsidiaries in which the Company has a controlling financial interest either through voting rights or means other than voting rights. All inter-company transactions and balances have been eliminated on consolidation. Where the Company’s ownership interest in a consolidated subsidiary is less than 100%, the non-controlling interests’ share of these non-wholly owned subsidiaries is reported in the Company’s consolidated balance sheets as a separate component of equity or within temporary equity. The non-controlling interests’ share of the net earnings of these non-wholly owned subsidiaries is reported in the Company’s consolidated income statements as a deduction from the Company’s net earnings to arrive at net earnings attributable to stockholders of the Company.

The Company consolidates variable interest entities (VIE’s) if the Company has (a) the power to direct matters that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For VIE’s where the Company has shared power with unrelated parties, the Company uses the equity method of account to report their results. The determination of the primary beneficiary involves judgment.

(c)	Revenue recognition

Revenues are comprised of:

•	commissions earned at our auctions through the Company acting as an agent for consignors of equipment and other assets, as well as commissions on online marketplace sales, and
•	fees earned in the process of conducting auctions, fees from value-added services, as well as fees paid by buyers on online marketplace sales.

Ritchie Bros.	71

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(c)	Revenue recognition (continued)

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. For auction or online marketplace sales, revenue is recognized when the auction or online marketplace sale is complete and the Company has determined that the sale proceeds are collectible. Revenue is measured at the fair value of the consideration received or receivable and is shown net of value-added tax and duties.

Commissions from sales at our auctions represent the percentage earned by the Company on the gross auction proceeds from equipment and other assets sold at auction. The majority of commissions are earned as a pre-negotiated fixed rate of the gross selling price. Other commissions from sales at our auctions are earned from underwritten commission contracts, when the Company guarantees a certain level of proceeds to a consignor or purchases inventory to be sold at auction. Commissions also include those earned on online marketplace sales.

Commissions from sales at auction

The Company accepts equipment and other assets on consignment or takes title for a short period of time prior to auction, stimulates buyer interest through professional marketing techniques, and matches sellers (also known as consignors) to buyers through the auction or private sale process.

In its role as auctioneer, the Company matches buyers to sellers of equipment on consignment, as well as to inventory held by the Company, through the auction process. Following the auction, the Company invoices the buyer for the purchase price of the property, collects payment from the buyer, and where applicable, remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes. Commissions are calculated as a percentage of the hammer price of the property sold at auction.

On the fall of the auctioneer’s hammer, the highest bidder becomes legally obligated to pay the full purchase price, which is the hammer price of the property purchased and the seller is legally obligated to relinquish the property in exchange for the hammer price less any seller’s commissions. Commission revenue is recognized on the date of the auction sale upon the fall of the auctioneer’s hammer, which is the point in time when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the commission revenue. Subsequent to the date of the auction sale, the Company’s remaining obligations for its auction services relate only to the collection of the purchase price from the buyer and the remittance of the net sale proceeds to the seller. These remaining service obligations are not an essential part of the auction services provided by the Company.

Under the standard terms and conditions of its auction sales, the Company is not obligated to pay a consignor for property that has not been paid for by the buyer, provided that the property has not been released to the buyer. In the rare event where a buyer refuses to take title of the property, the sale is cancelled in the period in which the determination is made, and the property is returned to the consignor. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction.

Commission revenues are recorded net of commissions owed to third parties, which are principally the result of situations when the commission is shared with a consignor or with the counterparty in an auction guarantee risk and reward sharing arrangement. Additionally, in certain situations, commissions are shared with third parties who introduce the Company to consignors who sell property at auction.

Ritchie Bros.	72

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(c)	Revenue recognition (continued)

Underwritten commission contracts can take the form of guarantee or inventory contracts. Guarantee contracts typically include a pre-negotiated percentage of the guaranteed gross proceeds plus a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, commission is reduced; if proceeds are sufficiently lower, the Company can incur a loss on the sale. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is completed. If a loss relating to a guarantee contract held at the period end to be sold after the period end is known or is probable and estimable at the financial statement reporting date, the loss is accrued in the financial statements for that period. The Company’s exposure from these guarantee contracts fluctuates over time (note 27).

Revenues related to inventory contracts are recognized in the period in which the sale is completed, title to the property passes to the purchaser and the Company has fulfilled any other obligations that may be relevant to the transaction, including, but not limited to, delivery of the property. Revenue from inventory sales is presented net of costs within revenues on the income statement, as the Company takes title only for a short period of time and the risks and rewards of ownership are not substantially different than the Company’s other underwritten commission contracts.

Fees

Fees earned in the process of conducting our auctions include administrative, documentation and advertising fees. Fees from value-added services include financing and technology service fees. Fees also include amounts paid by buyers (a “buyer’s premium”) on online marketplace sales. Fees are recognized in the period in which the service is provided to the customer.

(d)	Share-based payments

Equity-settled share-based payments

The Company has a stock option compensation plan that provides for the award of stock options to selected employees, directors and officers of the Company. The cost of options granted is measured at the fair value of the underlying option at the grant date using the Black-Scholes option pricing model. This fair value of awards expected to vest is expensed over the respective vesting period of the individual awards on a straight-line basis with recognition of a corresponding increase to additional paid-in capital in equity. At the end of each reporting period, the Company revises its estimate of the number of equity instruments expected to vest. The impact of the revision of the original estimates, if any, is recognized in earnings, such that the consolidated expense reflects the revised estimate, with a corresponding adjustment to equity.

Any consideration paid on exercise of the options is credited to the common shares together with any related compensation recognized for the award.

Cash-settled share-based payments

The Company maintains share unit compensation plans which vest generally up to five years after grant. The Company is required to settle vested awards in cash based upon the volume weighted average price (“VWAP”) of the Company’s common shares for the twenty days prior to the vesting date or, in the case of deferred share unit (“DSU”) recipients, following cessation of service on the Board of Directors.

Ritchie Bros.	73

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(d)	Share-based payments (continued)

Cash-settled share-based payment (continued)

The awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The fair value of the share unit grants is calculated on the valuation date using the 20-day volume weighted average share price of the Company‘s common shares listed on the New York Stock Exchange. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability, with changes in fair value after vesting being recognized through compensation expense. Compensation expense reflects estimates the number of instruments expected to vest.

The impacts of fair value and forfeiture estimate revisions, if any, are recognized in earnings such that the cumulative expense reflects the revised estimates, with a corresponding adjustment to the settlement liability. Short-term cash-settled share-based liabilities are presented in trade and other payables while long-term settlements are presented in non-current liabilities.

Employee share purchase plan

The Company matches employees’ contributions to the share purchase plan, which is described in more detail in note 25. The Company’s contributions are expensed as share-based compensation.

(e)	Fair value measurement

Fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures financial instruments or discloses select non-financial assets at fair value at each balance sheet date. Also, fair values of financial instruments measured at amortized cost are disclosed in note 11.

The Company uses valuation techniques that are appropriate in the circumstances and for which sufficient data is available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs.

All assets and liabilities for which fair value is measured or disclosed in the financial statements at fair value are categorized within a fair value hierarchy, as disclosed in note 11, based on the lowest level input that is significant to the fair value measurement or disclosure. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

For assets and liabilities that are recognized in the financial statements at fair value on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period.

For the purposes of fair value disclosures, the Company has determined classes of assets and liabilities on the basis of the nature, characteristics and risks of the assets or liability and the level of the fair value hierarchy as explained above.

(f)	Foreign currency translation

The parent entity‘s presentation and functional currency is the United States dollar. The functional currency for each of the parent entity‘s subsidiaries is the currency of the primary economic environment in which the entity operates, which is usually the currency of the country of residency.

Ritchie Bros.	74

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(f)	Foreign currency translation (continued)

Accordingly, the financial statements of the Company‘s subsidiaries that are not denominated in United States dollars have been translated into United States dollars using the exchange rate at the end of each reporting period for asset and liability amounts and the monthly average exchange rate for amounts included in the determination of earnings. Any gains or losses from the translation of asset and liability amounts are included in foreign currency translation adjustment in accumulated other comprehensive income.

In preparing the financial statements of the individual subsidiaries, transactions in currencies other than the entity‘s functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are retranslated at the rates prevailing at that date. Foreign currency differences arising on retranslation of monetary items are recognized in earnings. Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $19,636,000, $18,273,000 and $12,413,000 for 2015, 2014 and 2013 respectively.

(g)	Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand, deposits with financial institutions, and other short-term, highly liquid investments with original maturity of three months or less when acquired, that are readily convertible to known amounts of cash.

(h)	Restricted cash

In certain jurisdictions, local laws require the Company to hold cash in segregated accounts, which are used to settle auction proceeds payable resulting from auctions conducted in those regions. In addition, the Company also holds cash generated from its EquipmentOne online marketplace sales in separate escrow accounts, for settlement of the respective online marketplace transactions as a part of its secured escrow service.

(i)	Trade and other receivables

Trade receivables principally include amounts due from customers as a result of auction and online marketplace transactions. The recorded amount reflects the purchase price of the item sold, including the Company’s commission. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer economic data. The Company reviews the allowance for doubtful accounts regularly and past due balances are reviewed for collectability. Account balances are charged against the allowance when the Company believes that the receivable will not be recovered.

(j)	Inventories

Inventory is recorded at cost and is represented by goods held for auction. Each inventory contract has been valued at the lower of cost and net realizable value.

(k)	Equity-accounted investments

Investments in entities that the Company has the ability to exercise significant influence over, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, investments are stated at initial costs and are adjusted for subsequent additional investments and the Company’s share of earnings or losses and distributions. The Company evaluates its equity-accounted investments for impairment when events or circumstances indicate that the carrying value of such investments may have experienced an other-than-temporary decline in value below their carrying value.

Ritchie Bros.	75

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(k)	Equity accounted investments (continued

If the estimated fair value is less than the carrying value and is considered an other than temporary decline, the carrying value is written down to its estimated fair value and the resulting impairment is recorded in the consolidated income statement.

(l)	Property, plant and equipment

All property, plant and equipment are stated at cost less accumulated depreciation. Cost includes all expenditures that are directly attributable to the acquisition or development of the asset, net of any amounts received in relation to those assets, including scientific research and experimental discovery tax credits. The cost of self-constructed assets includes the cost of materials and direct labour, any other costs directly attributable to bringing the assets to working condition for their intended use, the costs of dismantling and removing items and restoring the site on which they are located (if applicable) and capitalized interest on qualifying assets. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably.

All repairs and maintenance costs are charged to earnings during the financial period in which they are incurred. Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of the item, and are recognized net within operating income on the income statement.

Depreciation is provided to charge the cost of the assets to operations over their estimated useful lives based on their usage as follows:

Asset	Basis	Rate / term
Land improvements	Declining balance	10%
Buildings	Straight-line	15 - 30 years
Yard equipment	Declining balance	20 - 30%
Automotive equipment	Declining balance	30%
Computer software and equipment	Straight-line	3 - 5 years
Office equipment	Declining balance	20%
Leasehold improvements	Straight-line	Lesser of lease term or economic life

No depreciation is provided on freehold land or on assets in the course of construction or development. Depreciation of property, plant and equipment under capital leases is recorded in depreciation expense.

Legal obligations to retire and to restore property, plant and equipment and assets under operating leases are recorded at management‘s best estimate in the period in which they are incurred, if a reasonable estimate can be made, with a corresponding increase in asset carrying value. The liability is accreted to face value over the remaining estimated useful life of the asset. The Company does not have any significant asset retirement obligations.

(m) Long-lived assets held for sale

Long-lived assets, or disposal groups comprising assets and liabilities, that are expected to be recovered primarily through sale rather than through continuing use, are classified as assets held for sale. Immediately before classification as held for sale, the assets, or components of a disposal group, are measured at carrying amount in accordance with the Company’s accounting policies. Thereafter the assets, or disposal group, are measured at the lower of their carrying amount and fair value less cost to sell and are not depreciated. Impairment losses on initial classification as held for sale and subsequent gains or losses on re-measurement are recognized in operating income on the income statement.

Ritchie Bros.	76

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(n)	Intangible assets

Intangible assets have finite useful lives and are measured at cost less accumulated amortization and accumulated impairment losses, except trade names and trademarks as they have indefinite useful lives. Cost includes all expenditures that are directly attributable to the acquisition or development of the asset, net of any amounts received in relation to those assets, including scientific research and experimental development tax credits.

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product.

Costs related to software incurred prior to establishing technological feasibility or the beginning of the application development stage of software are charged to operations as such costs are incurred. Once technological feasibility is established or the application development stage has begun, directly attributable costs are capitalized until the software is available for use.

Amortization is recognized in net earnings on a straight-line basis over the estimated useful lives of intangible assets from the date that they are available for use. The estimated useful lives are:

Asset	Basis	Rate / term
Customer relationships	Straight-line	10 - 20 years
Software assets	Straight-line	3 - 5 years

Amortization of intangible assets under capital leases has been recorded in amortization expense.

(o)	Impairment of long-lived assets

Long-lived assets, comprised of property, plant and equipment and intangibles subject to amortization, are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows. An impairment loss is recognized when the carrying value of the assets or asset groups is greater than the future projected undiscounted cash flows. The impairment loss is calculated as the excess of the carrying value over the fair value of the asset or asset group. Fair value is based on valuation techniques or third party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values.

(p)	Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated to either the Core Auction or EquipmentOne reporting unit.

Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of December 31 and between annual tests if indicators of potential impairment exist. The first step of the impairment test for goodwill is an assessment of qualitative factors to determine the existence of events or circumstances that would indicate whether it is more likely than not that the carrying amount of the reporting unit to which goodwill belongs is less than its fair value. If the qualitative test indicates it is not more likely than not that the reporting unit’s carrying amount is less than its fair value, a quantitative assessment is not required.

Ritchie Bros.	77

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(p)	Goodwill (continued)

Where a quantitative assessment is required the next step is to compare the fair value of the reporting unit to the reporting unit’s carrying value. The fair value calculated in the impairment test is determined using a discounted cash flow or another model involving assumptions that are based upon what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value. If the fair value of the reporting unit is less than the reporting unit’s carrying value an impairment loss is recognized for any amount by which the carrying value of goodwill exceeds its impaired fair value.

(q)	Deferred financing costs

Deferred financing costs represent the unamortized costs incurred on issuance of the Company’s credit facilities. Amortization of deferred financing costs on credit facilities is provided on the effective interest rate method over the term of the facility based on amounts available under the facilities. Deferred financing costs related to the issuance of debt are presented in the consolidated balance sheet as a direct reduction of the carrying amount of the long-term debt.

(r)	Taxes

Income tax expense represents the sum of current tax expense and deferred tax expense.

Current tax

The current tax expense is based on taxable profit for the period and includes any adjustments to tax payable in respect of previous years. Taxable profit differs from earnings before income taxes as reported in the consolidated income statement because it excludes items of income or expense that are taxable or deductible in other years and it further excludes items that are never taxable or deductible. The Company‘s liability for current tax is calculated using tax rates that have been enacted by the balance sheet date.

Deferred tax

Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are based on temporary differences (differences between the accounting basis and the tax basis of the assets and liabilities) and non-capital loss, capital loss, and tax credits carryforwards are measured using the enacted tax rates and laws expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credits carry-forwards, are recognized to the extent that realization of such benefits is considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that enactment occurs. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is provided.

Interest and penalties related to income taxes, including unrecognized tax benefits, are recorded in income tax expense in the income statement.

Liabilities for uncertain tax positions are recorded based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Ritchie Bros.	78

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(s)	Contingently redeemable non-controlling interest

Contingently redeemable equity instruments are initially recorded at their fair value on the date of issue within temporary equity on the balance sheet. When the equity instruments become redeemable or redemption is probable, the Company recognizes changes in the estimated redemption value immediately as they occur, and adjusts the carrying amount of the redeemable equity instrument to equal the estimated redemption value at the end of each reporting period. Changes to the carrying value are charged or credited to retained earnings attributable to stockholders on the balance sheet.

Redemption value determinations require high levels of judgment (“Level 3” on the fair value hierarchy) and are based on various valuation techniques, including market comparables and discounted cash flow projections.

(t)	Earnings per share

Basic earnings per share has been calculated by dividing the net income for the year attributable to equity holders of the parent by the weighted average number of common shares outstanding. Diluted earnings per share has been calculated after giving effect to outstanding dilutive options calculated by adjusting the net earnings attributable to equity holders of the parent and the weighted average number of shares outstanding for all dilutive shares.

(u)	Defined contribution plans

The employees of the Company are members of retirement benefit plans to which the Company matches up to a specified percentage of employee contributions or, in certain jurisdictions, contributes a specified percentage of payroll costs as mandated by the local authorities. The only obligation of the Company with respect to the retirement benefit plans is to make the specified contributions.

(v) Advertising costs

Advertising costs are expensed as incurred. Advertising expense is included in direct expenses and selling, general and administrative expense on the accompanying consolidated statements of operations.

(w)	Early adoption of new accounting pronouncements
(i)	The Company early adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires the Company to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completions, disposal, and transportation. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

(ii)	November 2015, the Financial Accounting Standards Board, (“FASB”) issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. This standard was adopted retrospectively in the Company’s consolidated financial statements.

(iii)	In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual periods beginning after

December 15, 2015. This standard was adopted retrospectively in the Company’s consolidated financial statements.

Ritchie Bros.	79

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(x)	Recent accounting pronouncements not yet adopted

(i)	In July 2015, FASB, delayed the effective date of ASU 2014-09, Revenue from Contracts with Customers by one year. Reporting entities may choose to adopt the standard as of the original effective date. Based on its outreach to various stakeholders and the forthcoming amendments to ASU 2014-09, the FASB decided that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(ii)	In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis. ASU 2015-02 changes the evaluation of whether limited partnerships, and similar legal entities, are variable interest entities, or VIEs, and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. ASU 2015-02 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The new standard allows early adoption, including early adoption in an interim period. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(iii)	In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for fiscal years beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3.	Significant judgments, estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Future differences arising between actual results and the judgments, estimates and assumptions made by the Company at the reporting date, or future changes to estimates and assumptions, could necessitate adjustments to the underlying reported amounts of assets, liabilities, revenues and expenses in future reporting periods.

Judgments, estimates and underlying assumptions are evaluated on an ongoing basis by management, and are based on historical experience and other factors including expectations of future events that are believed to be reasonable under the circumstances. Existing circumstances and assumptions about future developments, however, may change due to market changes or circumstance and such changes are reflected in the assumptions when they occur. Significant estimates include the estimated useful lives of long-lived assets, as well as valuation of goodwill, underwritten commission contracts, contingently redeemable non-controlling interest and share-based compensation.

Ritchie Bros.	80

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information

The Company’s principal business activity is the sale of industrial equipment and other assets at auctions. The Company’s operations are comprised of two reportable segments as determined by their differing service delivery model, these are:

•	Core Auction segment, a network of auction locations that conduct live, unreserved auctions with both on-site and online bidding; and

•	EquipmentOne segment, a secure online marketplace that facilitates private equipment transactions.

The accounting policies of the segments are similar to those described in the significant accounting policies in note 2. The Chief Operating Decision Maker evaluates each segment‘s performance based on earnings (loss) from operations. The significant non-cash item included in segment earnings (loss) from operations is depreciation and amortization.

	Core	Equipment-
Year ended December 31, 2015	Auction	One	Consolidated
Revenues	$500,764	$15,111	$515,875
Direct expenses, excluding depreciation and amortization	(56,026)	-	(56,026)
Selling, general and administrative expenses	(241,274)	(13,716)	(254,990)
Depreciation and amortization expenses	(39,016)	(3,016)	(42,032)
	$164,448	$(1,621)	$162,827
Gain on disposition of property, plant and equipment			9,691
Foreign exchange gain			2,322
Operating income			$174,840
Equity income			916
Other and income tax expenses			(37,181)
Net income			$138,575

	Core	Equipment-
Year ended December 31, 2014	Auction	One	Consolidated
Revenues	$467,919	$13,178	$481,097
Direct expenses, excluding depreciation and amortization	(57,884)	-	(57,884)
Selling, general and administrative expenses	(233,438)	(14,782)	(248,220)
Depreciation and amortization expenses	(40,872)	(3,664)	(44,536)
Impairment loss	(8,084)	-	(8,084)
	$127,641	$(5,268)	$122,373
Gain on disposition of property, plant and equipment			3,512
Foreign exchange gain			2,042
Operating income			$127,927
Equity income			458
Other and income tax expenses			(35,822)
Net income			$92,563

Ritchie Bros.	81

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

	Core	Equipment-
Year ended December 31, 2013	Auction	One	Consolidated
Revenues	$453,994	$13,409	$467,403
Direct expenses, excluding depreciation and amortization	(54,008)	-	(54,008)
Selling, general and administrative expenses	(227,402)	(16,334)	(243,736)
Depreciation and amortization expenses	(39,578)	(3,702)	(43,280)
	$133,006	$(6,627)	$126,379
Gain on disposition of property, plant and equipment			10,552
Foreign exchange gain			28
Operating income			$136,959
Equity income			405
Other and income tax expenses			(42,919)
Net income			$94,445

The Chief Operating Decision Maker does not evaluate the performance of its operating segments based on segment assets and liabilities. The Company does not classify liabilities on a segmented basis.

The Company‘s geographic information as determined by the revenue and location of assets is as follows:

	United States	Canada	Europe	Other	Consolidated
Revenues for the year ended:
December 31, 2015	$257,824	$166,528	$48,419	$43,104	$515,875
December 31, 2014	223,770	154,392	58,782	44,153	481,097
December 31, 2013	224,214	135,545	65,016	42,628	467,403

	United States	Canada	Europe	Other	Consolidated
Long-lived assets:
December 31, 2015	$289,126	$106,924	$79,578	$52,963	$528,591
December 31, 2014	302,189	126,396	91,592	60,524	580,701

Revenue information is based on the locations of the auction and the assets at the time of sale.

Ritchie Bros.	82

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

5.	Revenues

The Company’s revenue from the rendering of services is as follows:

	Year ended December 31,
Year ended December 31,	2015	2014	2013
Commissions	$405,308	$379,340	$374,107
Fees	110,567	101,757	93,296
	$515,875	$481,097	$467,403

Net profits on inventory sales included in commissions are:

	Year ended December 31,
Year ended December 31,	2015	2014	2013
Revenue from inventory sales	$555,827	$758,437	$634,498
Cost of inventory sold	(511,892)	(709,072)	(571,993)
	$43,935	$49,365	$62,505

6.	Operating expenses

Direct expenses

Year ended December 31,	2015	2014	2013
Employee compensation expenses	$22,855	$22,857	$20,755
Buildings and facilities expenses	7,179	7,609	7,510
Travel, advertising and promotion expenses	22,150	23,006	22,077
Other direct expenses ( net of recoveries)	3,842	4,412	3,666
	$56,026	$57,884	$54,008

Selling, general and administrative (“SG&A”) expenses

Year ended December 31,	2015	2014	2013
Employee compensation expenses	$166,418	$159,398	$158,448
Buildings and facilities expenses	41,404	41,725	40,820
Travel, advertising and promotion expenses	22,307	22,454	20,728
Other SG&A expenses	24,861	24,643	23,740
	$254,990	$248,220	$243,736

Employee compensation expenses

Year ended December 31,	2015	2014	2013
Wages, salaries and other benefits	$139,878	$136,650	$137,346
Social security costs	10,692	11,067	10,931
Defined contribution plans	3,794	3,378	3,867
Share-based payment expenses	11,006	10,846	8,266
Profit-sharing and bonuses	23,903	14,781	18,793
Termination benefits	-	5,533	-
	$189,273	$182,255	$179,203

Ritchie Bros.	83

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

6.	Operating expenses (continued)

During the year ended December 31, 2014, the Company initiated a management reorganization impacting various members of senior management, including some key management personnel. In total, $5,533,000 of termination benefits were recognized in selling, general and administrative expenses during the year ended December 31, 2014 in relation to the reorganization of management.

Depreciation and amortization expenses

Year ended December 31,	2015	2014	2013
Depreciation expense	$35,374	$39,966	$39,655
Amortization expense	6,658	4,570	3,625
	$42,032	$44,536	$43,280

During the year ended December 31, 2015, depreciation expense of $4,340,000 (2014: $5,949,000; 2013: $6,136,000) and amortization expense of $4,680,000 (2014: $2,620,000; 2013: $1,617,000) was recorded relating to software.

Impairment loss

During the year ended December 31, 2014, the Company recognized a total impairment loss of $8,084,000 on its auction site property located in Narita, Japan. The impairment loss consisted of $6,094,000 on the land and improvements and $1,990,000 on the auction building (the ”Japanese assets“). Management assessed the recoverable amounts of the Japanese assets when results of an assessment of the Japan auction operations and performance of that auction site indicated impairment, and management concluded that the undiscounted cash flows resulted in recoverable amounts below the carrying value of the Japanese assets. The fair values of the Japanese assets were determined to be $16,150,000 for the land and improvements and $4,779,000 for the auction building based on the fair value less costs of disposal.

The Company performed a valuation of the Japanese assets as at September 30, 2014. The fair value of the land and improvements was determined based on comparable data in similar regions and relevant information regarding recent events impacting the local real-estate market (Level 3 inputs). The fair value of the auction building was determined based on a depreciated asset cost model with adjustments for relevant market participant data based on the Company‘s experience with disposing of similar auction buildings and current real estate transactions in similar regions (Level 3 inputs).

Determination of the recoverable amount of the Japanese assets involved estimating any costs that would be incurred if the assets were disposed of, including brokers‘ fees, costs to prepare the Japanese assets for sale and other selling fees. In determining these costs, management assumed that any costs required to prepare the Japanese assets for sale could be estimated based on current market rates for brokers‘ fees and management‘s experience with disposing of similar auction sites, taking into consideration the relative newness of the Japan auction site (Level 3 inputs).

The impaired Narita land and improvements and auction building form part of the Company‘s Core Auction reportable segment.

Ritchie Bros.	84

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

7.	Income taxes

The expense for the year can be reconciled to earnings before income taxes as follows:

Year ended December 31,	2015	2014	2013
Income before income taxes	$176,436	$129,038	$134,755

Statutory federal and provincial tax rate in Canada	26.00%	26.00%	25.75%

Expected income tax expense	$45,873	$33,550	$34,699
Non-deductible expenses	2,579	2,392	2,396
Sale of capital property	(1,291)	(407)	-
Changes in valuation allowance	(5,828)	7,083	4,512
Different tax rates of subsidiaries operating in foreign jurisdictions	(3,426)	(4,773)	(2,798)
Other	(46)	(1,370)	1,501
	$37,861	$36,475	$40,310

The income tax expense (recovery) consists of:

Year ended December 31,	2015	2014	2013
Canadian:
Current tax expense	$27,623	$21,712	$21,824
Deferred tax expense	1,880	1,680	324

Foreign:
Current tax expense before application of operating loss carryforwards	16,707	12,236	15,712
Tax benefit of operating loss carryforwards	(1,910)	(627)	(627)
Total foreign current tax expense	14,797	11,609	15,085

Deferred tax expense before adjustment to opening valuation allowance	(273)	1,474	3,077
Adjustment to opening valuation allowance	(6,166)	-	-
Total foreign deferred tax expense	(6,439)	1,474	3,077

	$37,861	$36,475	$40,310

Ritchie Bros.	85

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

7.	Income taxes (continued)

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities were as follows:

As at December 31,	2015	2014
Deferred tax assets:
Working capital	$4,082	$1,518
Property, plant and equipment	5,236	4,287
Goodwill	286	447
Share-based compensation	3,243	1,635
Unused tax losses	17,079	20,798
Other	14,704	18,061
	44,630	46,746
Deferred tax liabilities:
Property, plant and equipment	$(11,292)	$(14,255)
Goodwill	(12,587)	(12,549)
Intangible assets	(9,370)	(7,425)
Other	(17,308)	(17,812)
	(50,557)	(52,041)
Net deferred tax assets (liabilities)	$(5,927)	$(5,295)

Valuation allowance	(11,781)	(18,906)
	$(17,708)	$(24,201)

At December 31, 2015, the Company had non-capital loss carryforwards that are available to reduce taxable income in the future years. These non-capital loss carryforwards expire as follows:

2016	$35
2017	758
2018	270
2019	2,385
2020 and thereafter	47,239
50,687

The Company has capital loss carry-forwards of approximately $8,604,000 available to reduce future capital gains which carryforward indefinitely.

Tax losses are denominated in the currency of the countries in which the respective subsidiaries are located and operate. Fluctuations in currency exchange rates could reduce the U.S. dollar equivalent value of these tax losses in future years.

In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible and the loss carry-forwards can be utilized. Management considers projected future taxable income and tax planning strategies in making our assessment.

Ritchie Bros.	86

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

7. Income taxes (continued)

The foreign provision for income taxes is based on foreign pre-tax earnings of $64,139,000, $42,221,000 and $56,683,000 in 2015, 2014 and 2013, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings. As of December 31, 2015, income taxes have not been provided on a cumulative total of $393,000,000 of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $3,600,000. Earnings retained by subsidiaries and equity-accounted investments amount to approximately $411,000,000 (2014: $380,000,000; 2013: $415,000,000). The Company accrues withholding and other taxes that would become payable on the distribution of earnings only to the extent that either the Company does not control the relevant entity or it is expected that these earnings will be remitted in the foreseeable future.

Uncertain tax positions

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of the benefit to recognize in the financial statements. The tax position is measured as the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies unrecognized tax benefits that are not expected to result in the payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheets.

At December 31, 2015, the Company had gross unrecognized tax benefits of $15,904,000 (2014: $16,131,000). Of this total, $8,419,000 (2014: $6,509,000) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

Reconciliation of unrecognized tax benefits:

As at December 31,	2015	2014
Unrecognized tax benefits, beginning of year	$16,131	$17,919
Increases - tax positions taken in prior period	800	292
Decreases - tax positions taken in prior period	(30)	(3,866)
Increases - tax positions taken in current period	1,770	2,121
Settlement and lapse of statute of limitations	(2,767)	(335)
Unrecognized tax benefits, end of year	$15,904	$16,131

Interest expense and penalties related to unrecognized tax benefits are recorded within the provision for income tax expense on the consolidated income statement. At December 31, 2015, the Company had accrued $2,102,000 (2014: $1,864,000) for interest and penalties.

In the normal course of business, the Company is subject to audit by the Canadian federal and provincial taxing authorities, by the U.S. federal and various state taxing authorities and by the taxing authorities in various foreign jurisdictions. Tax years ranging from 2010 to 2015 remain subject to examination in Canada, the United States, and Luxembourg.

Ritchie Bros.	87

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

8.	Contingently redeemable non-controlling interest in Ritchie Bros. Financial Services

The Company holds a 51% interest in Ritchie Bros. Financial Services (”RBFS”), an entity that provides loan origination services to enable the Company’s auction customers to obtain financing from third party lenders. As a result of the Company’s involvement with RBFS, the Company is exposed to risks related to the recovery of the net assets of RBFS as well as liquidity risks associated with the put option discussed below.

The Company has determined RBFS is a variable interest entity because the Company provides subordinated financial support to RBFS and because the Company’s voting interest is disproportionately low in relation to its economic interest in RBFS while substantially all the activities of RBFS involve or are conducted on behalf of the Company. The Company has determined it is the primary beneficiary of RBFS as it is part of a related party group that has the power to direct the activities that most significantly impact RBFS’s economic performance, and although no individual member of that group has such power, the Company represents the member of the related party group that is most closely associated with RBFS.

The Company and the non-controlling interest (“NCI”) holders each hold options pursuant to which the Company may acquire, or be required to acquire, the NCI holders’ 49% interest in RBFS. These call and put options become exercisable in April 2016. As a result of the existence of the put option, the NCI is accounted for as a contingently redeemable equity instrument (the “contingently redeemable NCI”).

At all reporting periods presented, the Company determined that redemption was probable and measured the carrying value of the contingently redeemable NCI at its estimated redemption value. The NCI can be redeemed at a purchase price to be determined through an independent appraisal process conducted in accordance with the terms of the agreement, or at a negotiated price (the “redemption value”) and therefore, the redemption value on exercise may materially differ from the redemption value as at December 31, 2015. The Company has the option to elect to pay the purchase price in either cash or shares of the Company, subject to the Company obtaining all relevant security exchange and regulatory consents and approvals.

The redemption value of the contingently redeemable NCI was determined based on a blended analysis of a capitalized cash flow approach and a market value approach towards determining an estimated fair value of RBFS, with adjustments for relevant market participant data. The Company has estimated the redemption value using the capitalized cash flow approach, with significant inputs including the capitalization multiple, which is based on an estimated weighted average cost of capital of 15%, as well as a long-term earnings growth for RBFS of 4% and foreign exchange rates. Significant estimates in the market value approach include identifying similar companies with comparable business factors to RBFS, and implied valuation multiples for these companies.

The estimation of fair value as a basis of determining the redemption value required management to make significant judgments, estimates, and assumptions as of the reporting date. Those judgments, estimates and assumptions could vary significantly between the reporting date and when the call and put options become exercisable in April 2016.

9.	Earnings per share attributable to stockholders

	Net		Per share
Year ended December 31, 2015	earnings	Shares	amount
Basic earnings per share attributable to stockholders	$136,214	107,075,845	$1.27
Effect of dilutive securities: Stock options	-	356,629	-
Diluted earnings per share attributable to stockholders	$136,214	107,432,474	$1.27

Ritchie Bros.	88

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

9. Earnings per share attributable to stockholders (continued)

	Net		Per share
Year ended December 31, 2014	earnings	Shares	amount
Basic earnings per share attributable to stockholders	$90,981	107,268,425	$0.85
Effect of dilutive securities: Stock options	-	386,403	-
Diluted earnings per share attributable to stockholders	$90,981	107,654,828	$0.85

	Net		Per share
Year ended December 31, 2013	earnings	Shares	amount
Basic earnings per share attributable to stockholders	$93,644	106,768,856	$0.88
Effect of dilutive securities: Stock options	-	386,317	(0.01)
Diluted earnings per share attributable to stockholders	$93,644	107,155,173	$0.87

For the year ended December 31, 2015, stock options to purchase 253,839 common shares were outstanding but were excluded from the calculation of diluted earnings per share as they were anti-dilutive (2014: 962,121; 2013: 2,670,347).

10.	Supplemental cash flow information

Year ended December 31,	2015	2014	2013
Restricted cash	$(102)	$22,347	$(41,001)
Trade and other receivables	12,757	(113)	(9,163)
Inventory	(17,635)	4,109	8,905
Advances against auction contracts	20,804	(14,230)	(4,843)
Prepaid expenses and deposits	(307)	(3,873)	6,818
Income taxes receivable	742	(958)	5,485
Auction proceeds payable	5,151	(3,855)	40,246
Trade and other payables	(7,654)	13,826	901
Income taxes payable	3,481	2,408	2,482
Share unit liabilities	5,397	5,699	2,460
Other	2,398	(4,810)	(1,773)
Net changes in operating assets and liabilities	$25,032	$20,550	$10,517

Net capital spending, which consists of property, plant and equipment and intangible asset additions, net of proceeds on disposition of property, plant and equipment, was $14,152,000 for the year ended December 31, 2015 (2014: $29,595,000; 2013: $37,066,000).

Ritchie Bros.	89

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

10. Supplemental cash flow information (continued)

Year ended December 31,	2015	2014	2013
Interest paid, net of interest capitalized	$4,989	$4,823	$8,251
Interest received	2,657	2,218	2,401
Net income taxes paid	34,661	29,089	27,738

Non-cash transactions:
Non-cash purchase of property, plant and equipment under capital lease	943	2,143	2,174

11.	Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;

● Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

● Level 3:	Unobservable inputs for the asset or liability.

		December 31, 2015			December 31, 2014
	Category	Carrying amount	Fair value		Carrying amount	Fair value
Fair vales disclosed, recurring:
Cash and cash equivalents	Level 1	$210,148		$210,148	$139,815	$139,815
Restricted cash	Level 1	83,098		83,098	93,274	93,274
Short-term debt (note 23)	Level 2	12,350		12,350	7,839	7,839
Current portion of long-term debt (note 23)	Level 2	43,348		43,348	-	-
Long-term debt (note 23)	Level 2	54,567		56,126	110,846	114,532
Fair value measurements, non-recurring:
Japanese assets:
Land and improvements (note 6)	Level 3	$14,346	$	N/A	$14,719	$16,150
Auction building (note 6)	Level 3	4,149		N/A	4,368	4,779

The carrying value of the Company‘s cash and cash equivalents, trade and other current receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and current borrowings approximate their fair values due to their short terms to maturity.

The fair values of non-current borrowings are determined through the calculation of each liability‘s present value using market rates of interest at period close.

Ritchie Bros.	90

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

12.	Trade and other receivables

As at December 31,	2015	2014
Trade receivables	$50,388	$60,642
Consumption taxes receivable	8,178	13,872
Other receivables	846	1,548
	$59,412	$76,062

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. Trade receivables are due for settlement within seven days of the date of sale, after which they are interest bearing. Other receivables are unsecured and non-interest bearing.

As at December 31, 2015, trade receivables of $50,388,000 were more than seven days past due but not considered impaired (December 31, 2014: $60,642,000). As at December 31, 2015, there were $4,639,000 of impaired receivables that have been provided for in the balance sheet because they are over six months old, or specific situations where recovering the debt is considered unlikely (December 31, 2014: $3,948,000).

Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. The other classes within trade and other receivables do not contain impaired assets.

13.	Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. During the year ended December 31, 2015, the Company recorded inventory write downs of $480,000 (2014: $2,177,000; 2013: $963,000).

Of inventory held at December 31, 2015, 91% is expected to be sold prior to the end of March 2016, with the remainder to be sold by the end of June 2016 (December 31, 2014: 100% sold by the end of June 2015). During the year ended December 31, 2015, inventory was held for an average of approximately 31 days (2014: 30 days; 2013: 29 days).

14.	Advances against auction contracts

Advances against auction contracts arise when the Company pays owners, in advance, a portion of the expected gross auction proceeds from the sale of the related assets at future auctions. The Company‘s policy is to limit the amount of advances to a percentage of the estimated gross auction proceeds from the sale of the related assets, and before advancing funds, require proof of owner‘s title to and equity in the assets, as well as receive delivery of the assets and title documents at a specified auction site, by a specified date and in a specified condition of repair.

Advances against auction contracts are generally secured by the assets to which they relate, as the Company requires owners to provide promissory notes and security instruments registering the Company as a charge against the asset. Advances against auction contracts are usually settled within two weeks of the date of sale, as they are netted against the associated auction proceeds payable to the owner.

Ritchie Bros.	91

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

15.	Prepaid expenses and deposits

As at December 31,	2015	2014
Prepaid expenses	$10,347	$10,583
Refundable deposits	710	1,004
	$11,057	$11,587

16.	Assets held for sale

Balance, December 31, 2012	$958
Reclassified from property, plant and equipment	2,839
Disposal	(958)
Balance, December 31, 2013	$2,839
Reclassified from property, plant and equipment	1,636
Disposal	(2,803)
Other	(4)
Balance, December 31, 2014	$1,668
Reclassified from property, plant and equipment	2,719
Site preparation costs	1,079
Disposal	(4,624)
Foreign exchange movement	(213)
Balance, December 31, 2015	$629

As at December 31, 2015, the Company’s assets held for sale consisted of land located in Denver, United States, and Orlando, United States, representing excess auction site acreage. Management made the strategic decision to sell this excess acreage to maximize the Company’s return on invested capital. As at December 31, 2015, the properties are being actively marketed for sale through an independent real estate broker, and management expects the sales to be completed within 12 months of that date. These land assets belong to the Core Auction reportable segment.

During the year ended December 31, 2015, the Company sold property located in Edmonton, Canada and London, Canada, recognizing a net gain on disposition of property, plant and equipment of $8,485,000 on the consolidated income statement (2014: $3,386,000 gain related to the sale of property in Grande Prairie, Canada; 2013: $10,342,000 gain related to the sale of property in Fort Worth, United States, Grande Prairie, Canada, and Prince Rupert, Canada).

17.	Property, plant and equipment

As at December 31, 2015	Cost	Accumulated depreciation	Net book value
Land and improvements	$356,905	$(54,551)	$302,354
Buildings	254,760	(82,100)	172,660
Yard and automotive equipment	59,957	(38,848)	21,109
Computer software and equipment	60,586	(50,754)	9,832
Office equipment	22,432	(15,660)	6,772
Leasehold improvements	20,893	(12,160)	8,733
Assets under development	7,131	-	7,131
	$782,664	$(254,073)	$528,591

Ritchie Bros.	92

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

17. Property, plant and equipment (continued)

As at December 31, 2014	Cost	Accumulated depreciation	Net book value
Land and improvements	$357,796	$(50,235)	$307,561
Buildings	269,912	(78,370)	191,542
Yard and automotive equipment	67,226	(39,284)	27,942
Computer software and equipment	81,739	(65,778)	15,961
Office equipment	23,639	(15,539)	8,100
Leasehold improvements	21,131	(10,309)	10,822
Assets under development	18,773	-	18,773
	$840,216	$(259,515)	$580,701

During the year ended December 31, 2015, interest of $86,000 (2014: $904,000; 2013: $878,000) was capitalized to the cost of assets under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 6.27% (2014: 4.71%; 2013: 4.82%).

Additions during the year include $943,000 (2014: $2,143,0000; 2013: $2,174,000) of property, plant and equipment under capital leases.

During the year ended December 31, 2014, the Company recognized impairment loss consisted of $6,094,000 on land and improvements and $1,990,000 on the auction building which was recorded as a reduction of asset costs (note 6).

18.	Intangible assets

As at December 31, 2015	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$800	$-	$800
Customer relationships	22,800	(7,097)	15,703
Software	23,269	(5,848)	17,421
Software under development	13,049	-	13,049
	$59,918	$(12,945)	$46,973

As at December 31, 2014	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$800	$-	$800
Customer relationships	19,500	(5,119)	14,381
Software	11,955	(4,886)	7,069
Software under development	23,254	-	23,254
	$55,509	$(10,005)	$45,504

At December 31, 2015, a net carrying amount of $13,849,000 (December 31, 2014: $24,054,000) included in intangible assets was not subject to amortization. During the year ended December 31, 2015, the cost of additions was reduced by $1,678,000 for recognition of tax credits (2014: $297,000; 2013: $915,000)

Ritchie Bros.	93

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

18. Intangible assets (continued)

During the year ended December 31, 2015, interest of $772,000 (2014: $1,258,000; 2013: $591,000) was capitalized to the cost of software under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 6.39% (2014: 6.39%; 2013: 6.39%).

During the year ended December 31, 2015, the weighted average amortization period for all classes of intangible assets was 7.9 years (2014: 7.9 years; 2013: 8.7 years).

As at December 31, 2015, estimated annual amortization expense for the next five years ended December 31 are as follows:

2016	$9,760
2017	9,255
2018	8,478
2019	6,958
2020	4,468
$38,919

19.	Goodwill

Balance, December 31, 2013	$83,397
Foreign exchange movement	(1,043)
Balance December 31, 2014	$82,354
Additions (note 29)	10,659
Foreign exchange movement	(1,779)
Balance, December 31, 2015	$91,234

The carrying value of goodwill has been allocated to reporting units for impairment testing purposes as follows:

As at December 31,	2015	2014
Core Auction	$53,303	$44,423
EquipmentOne	37,931	37,931
	$91,234	$82,354

20.	Equity-accounted investments

The Company holds a 48% share interest in a group of companies detailed below (together, the Cura Classis entities), which have common ownership. The Cura Classis entities provide dedicated fleet management services in three jurisdictions to a common customer unrelated to the Company. The Company has determined the Cura Classis entities are variable interest entities and the Company is not the primary beneficiary, as it does not have the power to make any decisions that significantly affect the economic results of the Cura Classis entities. Accordingly, the Company accounts for its investments in the Cura Classis entities following the equity method.

Ritchie Bros.	94

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

20. Equity-accounted investments (continued)

A condensed summary of the Company's investments in and advances to equity-accounted investees are as follows (in thousands of U.S. dollars, except percentages):

	Ownership	As at December 31,
	percentage	2015	2014
Cura Classis entities	48%	$3,487	$3,001
Other equity investments	32%	3,000	-
		6,487	3,001

As a result of the Company’s investments, the Company is exposed to risks associated with the results of operations of the Cura Classis entities. The Company has no other business relationships with the Cura Classis entities. The Company’s maximum risk of loss associated with these entities is the investment carrying amount.

21.	Trade and other payables

As at December 31,	2015	2014
Trade payables	$38,239	$46,757
Accrued liabilities	47,193	45,863
Social security and sales taxes payable	15,208	18,870
Net consumption taxes payable	9,759	10,862
Share unit liabilities	6,204	1,589
Other payables	3,439	2,797
	$120,042	$126,738

22.	Deferred compensation arrangement

The Company established a non-qualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) which is available to certain US employees. The Deferred Compensation Arrangement permits the deferral of up to 10% of base salary with the Company matching 100% of such contributions. Employees will receive the benefit, including a return on investment, on termination, retirement or other specified departures. The Company funds the deferred compensation obligations by investing in a non-qualified corporate owned life insurance policy (“COLI”), whereby funds are invested and the account balance fluctuates with the investment returns on those funds.

The expected benefit to be paid on termination of $1,030,000 (2014: $775,000) is presented in other non-current liabilities. The cash surrender value of the COLI asset of $1,138,000 (2014: $782,000) is classified within other non-current assets, with changes in the deferred compensation liability and COLI asset charged to selling, general and administrative expenses (note 6).

Ritchie Bros.	95

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

23.	Debt

	Carrying value
As at December 31,	2015	2014
Short-term debt	$12,350	$7,839

Long-term debt:

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 4.225%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	24,567	29,257

Term loan, denominated in United States dollars, unsecured, bearing interest at 3.59%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	30,000	30,000

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 6.385%, due in quarterly installments of interest only, with the full amount of the principal due in May 2016.	43,348	51,589

	97,915	110,846

Total debt	$110,265	$118,685

Total long-term debt:
Current portion	$43,348	$-
Non-current portion	54,567	110,846
	$97,915	$110,846

At December 31, 2015, the current portion of long-term debt consisted of a Canadian dollar 60,000,000 term loan under the Company’s uncommitted, non-revolving credit facility.

Short-term debt at December 31, 2015 is comprised of drawings in different currencies on the Company’s committed revolving credit facilities of $312,693,000 (2014: $285,000,000), and have a weighted average interest rate of 1.82% (December 31, 2014: 1.83%).

As at December 31, 2015, principal repayments for the remaining period to the contractual maturity dates are as follows:

Face value
2016	$55,698
2017	-
2018	-
2019	-
2020	-
Thereafter	54,567
$110,265

Ritchie Bros.	96

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

23. Debt (continued)

As at December 31, 2015, the Company had available committed revolving credit facilities aggregating $300,358,000, of which $212,665,000 is available until May 2018. The Company also had available uncommitted credit facilities aggregating $170,049,000, of which $127,076,000 expires November 2017. The Company has a committed seasonal bulge credit facility of $50,000,000, which is available in February, March, August and September until May 2018. This bulge credit facility is not included in the available credit facilities totals above as at December 31, 2015.

The Company is required to meet financial covenants established by its lenders. These include fixed charge coverage ratio and leverage ratio measurements. As at December 31, 2015 and 2014, the Company is in compliance with these covenants. The Company is not subject to any statutory capital requirements, and has not made any changes with respect to its overall capital management strategy during the years ended December 31, 2015 and 2014.

24.	Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

During March 2015, 1,900,000 common shares were repurchased at a weighted average share price of $24.98 per common share. The repurchased shares were cancelled on March 26, 2015.

Dividends

Declared and paid

The Company declared and paid the following dividends during the years ended December 31, 2015, 2014 and 2013:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Year ended December 31, 2015:
Fourth quarter 2014	January 12, 2015	$0.1400	February 13, 2015	$15,089	March 6, 2015
First quarter 2015	May 7, 2015	0.1400	May 29, 2015	14,955	June 19, 2015
Second quarter 2015	August 6, 2015	0.1600	September 4, 2015	17,147	September 25, 2015
Third quarter 2015	November 5, 2015	0.1600	November 27, 2015	17,149	December 18, 2015

Year ended December 31, 2014:
Fourth quarter 2013	January 20, 2014	$0.1300	February 14, 2014	$13,915	March 7, 2014
First quarter 2014	May 2, 2014	0.1300	May 23, 2014	13,942	June 13, 2014
Second quarter 2014	August 5, 2014	0.1400	August 22, 2014	15,028	September 12, 2014
Third quarter 2014	November 4, 2014	0.1400	November 21, 2014	15,044	December 12, 2014

Year ended December 31, 2013:
Fourth quarter 2012	January 21, 2013	$0.1225	February 15, 2013	$13,065	March 8, 2013
First quarter 2013	April 26, 2013	0.1225	May 17, 2013	13,068	June 7, 2013
Second quarter 2013	August 1, 2013	0.1300	August 23, 2013	13,887	September 13, 2013
Third quarter 2013	November 1, 2013	0.1300	November 22, 2013	13,898	December 13, 2013

Ritchie Bros.	97

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24. Equity and dividends (continued)

Declared and undistributed

In addition to the above dividends, since the end of the year the Directors have recommended the payment of a final dividend of $0.16 cents per common share, accumulating to a total dividend of $17,154,000. The aggregate amount of the proposed final dividend is expected to be paid out of retained earnings on March 4, 2016 to stockholders of record on February 12, 2016. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequence for the Company.

25.	Share-based payments

Share-based payments consisted of the following compensation costs recognized in selling, general and administrative expenses:

Year ended December 31,	2015	2014	2013
Stock option compensation expense	$4,001	$3,710	$4,504
Share unit expense	5,673	5,864	2,460
Employee share purchase plan - employer contributions	1,332	1,272	1,302
	$11,006	$10,846	$8,266

Stock option plan

The Company has a stock option plan that provides for the award of stock options to selected employees, directors and officers of the Company.

Stock options are granted with an exercise price equal to the fair market value of the Company‘s common shares at the grant date, with vesting periods ranging from immediate to five years and terms not exceeding 10 years. At December 31, 2015, there were 1,874,798 (December 31, 2014: 2,665,618) shares authorized and available for grants of options under the stock option plan.

Ritchie Bros.	98

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

25. Share-based payments (continued)

Stock option activity for the years ended December 31, 2015, 2014 and 2013 is presented below:

			Weighted
		Weighted	average
	Common	average	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2012	3,540,497	$20.27
Granted	884,500	21.34
Exercised	(427,972)	14.37		$2,894
Forfeited	(236,351)	21.88
Expired	(11,100)	23.58

Outstanding, December 31, 2013	3,749,574	21.09
Granted	837,364	23.60
Exercised	(663,152)	18.28		$4,304
Forfeited	(25,995)	23.26

Outstanding, December 31, 2014	3,897,791	22.09
Granted	880,706	25.50
Exercised	(1,412,535)	21.11		$9,426
Forfeited	(89,884)	23.10

Outstanding, December 31, 2015	3,276,078	$23.40	6.9	$4,246

Exercisable, December 31, 2015	1,800,512	$22.46	5.4	$3,601

The options outstanding at December 31, 2015 expire on dates ranging to August 12, 2025. The WA share price of options exercised during the year ended December 31, 2015 was $27.78 (2014: $24.77; 2013: $21.13). The WA grant date fair value of options granted during the year ended December 31, 2015 was $5.39 per option (2014: $5.35; 2013: $5.65).

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2015	2014	2013
Risk free interest rate	1.8%	1.8%	0.9%
Expected dividend yield	2.18%	2.31%	2.31%
Expected lives of the stock options	5 years	5 years	5 years
Expected volatility	26.4%	29.3%	35.2%

Ritchie Bros.	99

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

25. Share-based payments (continued)

Risk free interest rate is the US Treasury Department five year treasury yield curve rate on the date of the grant. Expected dividend yield assumes a continuation of the most recent quarterly dividend payments. Expected life of options is based on the age of the options on the exercise date over the past five years. Expected volatility is based on the historical common share price volatility over the past five years.

The compensation expense arising from option grants is amortized over the relevant vesting periods of the underlying options. As at December 31, 2015, the unrecognized stock-based compensation cost related to the non-vested stock options was $3,661,000, which is expected to be recognized over a weighted average period of 2.5 years. Cash received from stock-based award exercises for the year ended December 31, 2015 was $29,816,000 (2014: $12,121,000; 2013: $6,152,000). The actual tax benefit realized for the tax deductions from option exercise of the share based payment arrangements totaled $1,150,000, $476,000, and $197,000 respectively, for the years ended December 31, 2015, 2014, and 2013.

Share unit plans

During the year ended December 31, 2015, the Company granted share units under two new performance share unit (“PSU”) plans, a senior executive PSU plan and an employee PSU plan. The two new plans have identical terms and conditions, with the exception of clauses under the senior executive PSU plan that address the treatment of recipients’ PSUs in the event of a change of control of the Company.

Under the plans, the number of PSUs that vest is conditional upon specified market and non-market vesting conditions being met. The market vesting condition is based on the relative performance of the Company’s share price in comparison to the performance of a pre-determined portfolio of other companies’ share prices. The non-market vesting conditions are based on the achievement of specific performance measures and can result in participants earning between 0% and 200% of the target number of PSUs granted.

Both new plans entitle the grant recipient to a payment equal to the dividend-adjusted number of PSUs vested multiplied by the VWAP of the Company’s common shares reported by the New York Stock Exchange for the twenty days prior to vest date. Unlike the Company’s other share unit plans, the two new PSU plans give the Company the option of settling in either cash or equity, with equity-settlement subject to stockholder approval. Stockholder approval for equity-settlement of the new PSUs had not been sought out or obtained as at December 31, 2015. As such, the Company has determined that there is a present obligation to settle in cash, and has accounted for the two new PSU plans as cash-settled share-based payment transactions.

Ritchie Bros.	100

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

25. Share-based payments (continued)

Share unit activity for the years ended December 31, 2015, 2014 and 2013 is presented below:

	Performance share units		Restricted share units		Deferred share units
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2012	-	$-	-	$-	-	$-
Granted	78,831	21.99	278,771	21.78	19,624	21.99
Forfeited	(2,604)	22.01	(6,847)	22.01	-	-

Outstanding, December 31, 2013	76,227	21.99	271,924	21.78	19,624	21.99
Granted	186,554	23.82	237,645	22.86	22,665	22.66
Vested and settled	(3,702)	22.22	(65,293)	22.01	-	-
Forfeited	(20,506)	22.38	(40,689)	22.32	-	-

Outstanding, December 31, 2014	238,573	23.38	403,587	22.32	42,289	22.33
Granted	218,699	24.57	20,528	26.38	29,072	26.07
Vested and settled	(6,870)	22.22	(28,887)	22.53	(13,365)	22.34
Forfeited	(28,817)	23.23	(62,274)	21.56	-	-

Outstanding, December 31, 2015	421,585	$24.03	332,954	$22.70	57,996	$24.21

PSUs are subject to market vesting conditions and their fair value at grant date was estimated using a binomial model with the following assumptions:

2015
Risk free interest rate	1.3%
Expected dividend yield	2.17%
Expected lives of the PSUs	3 years
Expected volatility	29.4%
Average expected volatility of comparable companies	32.8%

Restricted share units (“RSUs”) and deferred share units (“DSUs”) are not subject to market vesting conditions. RSU and DSU fair values are estimated using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange. DSUs are granted under the DSU plan to members of the Board of Directors.

The total market value of share units vested and released during the year ended December 31, 2015 was $1,253,000 (2014: $1,578,000; 2013: no shares vested and released). As at December 31, 2015, the Company had a total share unit liability of $11,836,000 (December 31, 2014: $7,433,000) in respect of share units under the PSU, RSU, and DSU plans described herein.

The compensation expense arising from share unit grants is amortized over the relevant vesting periods of the underlying units.

Ritchie Bros.	101

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

25. Share-based payments (continued)

As at December 31, 2015, the unrecognized share unit expenses related to unvested share units was $8,642,000, which is expected to be recognized over a weighted average period of 1.9 years.

Employee share purchase plan

The Company has an employee share purchase plan that allows all employees that have completed one year of service to contribute funds to purchase common shares at the current market value at the time of share purchase. Employees may contribute up to 4% of their salary. The Company will match between 50% and 100% of the employee‘s contributions, depending on the employee‘s length of service with the Company.

26.	Commitments

Commitments for expenditures

As at December 31, 2015, the Company had committed to, but not yet incurred, $1,820,000 in capital expenditures for property, plant and equipment and intangible assets (December 31, 2014: $884,000).

Operating lease commitments – the Company as lessee

The Company has entered into commercial leases for various auction sites and offices located in North America, Central America, Europe, the Middle East and Asia. The majority of these leases are non-cancellable. The Company also has further operating leases for certain motor vehicles and small office equipment where it is not in the best interest of the Company to purchase these assets.

The majority of the Company‘s operating leases have a fixed term with a remaining life between one month and 20 years with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal rights. There are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. In certain leases there are options to purchase; if the intention to take this option changes subsequent to the commencement of the lease, the Company re-assesses the classification of the lease as operating.

The future aggregate minimum lease payments under non-cancellable operating leases, excluding reimbursed costs to the lessor, are as follows:

2016	$10,685
2017	9,857
2018	8,823
2019	6,961
2020	5,776
Thereafter	65,005
$107,107

As at December 31, 2015, the total future minimum sublease payments expected to be received under non-cancellable subleases is $1,077,000 (December 31, 2014: $1,802,000). The lease expenditure charged to earnings during the year ended December 31, 2015 was $17,367,000 (2014: $18,139,000; 2013: $17,077,000).

Ritchie Bros.	102

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.	Commitments (continued)

Capital lease commitments – the Company as lessee

The Company has entered into capital lease arrangements for computer and yard equipment. The majority of the leases have a fixed term with a remaining life of one month to three years with renewal options included in the contracts. In certain of these leases, the Company has the option to purchase the leased asset at fair market value at the end of the lease term.

As at December 31, 2015, the net carrying amount of computer and yard equipment under capital leases is $2,192,000 (December 31, 2014: $3,331,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

2016	$1,312
2017	500
2018	254
2019	207
2020	-
Thereafter	-
$2,273

Assets recorded under capital leases are as follows:

As at December 31, 2015	Cost	Accumulated depreciation	Net book value
Computer equipment	$6,080	$(4,132)	$1,948
Yard and auto equipment	315	(71)	244
	$6,395	$(4,203)	$2,192

As at December 31, 2014	Cost	Accumulated depreciation	Net book value
Computer equipment	$6,081	$(2,982)	$3,099
Yard and auto equipment	264	(32)	232
	$6,345	$(3,014)	$3,331

27.	Contingencies

Legal and other claims

The Company is subject to legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims will have a material effect on the Company’s balance sheet or income statement.

Guarantee contracts

In the normal course of business, the Company will in certain situations guarantee to a consignor a minimum level of proceeds in connection with the sale at auction of that consignor’s equipment.

At December 31, 2015 there was $25,267,000 of industrial assets guaranteed under contract, of which 100% is expected to be sold prior to the end of May 2016 (December 31, 2014: $85,967,000 of which 100% sold prior to the end of May 2015).

Ritchie Bros.	103

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

27. Contingencies (continued)

Guarantee contracts (continued)

At December 31, 2015 there was $30,509,000 of agricultural assets guaranteed under contract, of which 100 % is expected to be sold prior to the end of August 2016 (December 31, 2014: $15,793,000 of which 100% sold prior to the end of June 2015).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

28.	Selected quarterly financial data (unaudited)

The following is a summary of selected quarterly financial information (unaudited):

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2015	Revenues	income	income	income	Basic	Diluted
First quarter	$115,618	$33,019	$24,110	$23,777	$0.22	$0.22
Second quarter	155,477	62,795	45,846	45,083	0.42	0.42
Third quarter	109,318	28,602	21,247	20,825	0.19	0.19
Fourth quarter	135,462	50,424	47,372	46,529	0.43	0.43

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2014	Revenues	income	income	income	Basic	Diluted
First quarter	$98,588	$19,081	$13,435	$13,174	$0.12	$0.12
Second quarter	141,835	51,773	37,536	37,008	0.35	0.34
Third quarter	102,217	15,903	9,643	9,382	0.09	0.09
Fourth quarter	138,457	41,170	31,949	31,417	0.29	0.29

29.	Business combination

Summary of acquisition

On November 4, 2015 (the “Xcira Acquisition Date”), the Company acquired 75% of the issued and outstanding shares of Xcira LLC (“Xcira”) for cash consideration of $12,359,000. The remaining 25% interests remain with the two founders of Xcira. Xcira is a Florida-based company, incorporated in the United States and its principal activity is the provision of software and technology solutions to auction companies. By acquiring Xcira, the Company acquired information technology capability and platform to build on its strong online bidding customer experience, and further differentiate itself from other industrial auction companies.

The Company has the option to buy out the remaining interest of the Xcira sellers subject to the terms of the Xcira Purchase Agreement. The acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed, and the non-controlling interest were recorded at their estimated fair values at the Xcira Acquisition Date. Full goodwill of $10,659,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Ritchie Bros.	104

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

29. Business combination (continued)

Xcira provisional purchase price allocation

(Amounts in thousands)	November 4, 2015
Purchase price	$12,359
Non-controlling interest	4,119
Total fair value at Xcira acquisition date	16,478

Assets acquired:
Cash and cash equivalents	$252
Trade and other receivables	1,382
Prepaid expenses	62
Property, plant and equipment	314
Other non-current assets	11
Intangible assets ~	4,300

Liabilities assumed:
Trade and other payables	502
Fair value of identifiable net assets acquired	5,819
Goodwill acquired on acquisition	$10,659

~Consists of existing technology and customer relationships with an amortization life of five and 20 years, respectively

The amounts included in the Xcira provisional purchase price allocation table represent the preliminary allocation of the purchase price and are subject to revision during the measurement period, a period not to exceed 12 months from the Xcira Acquisition Date. Adjustments to the preliminary values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments were identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities will result in a corresponding adjustment to goodwill.

There was no contingent consideration under the terms of the acquisition, and as such no acquisition provisions were created.

Assets acquired and liabilities assumed

At the date of acquisition, the carrying values of the assets and liabilities acquired approximated their fair values, except intangible assets, whose fair values were determined using appropriate valuation techniques.

Goodwill

Goodwill has been allocated entirely to the Company’s Core Auction segment and based on an analysis of the fair value of assets acquired. The main drivers generating goodwill are the Company’s ability to utilize Xcira’s experience to differentiate the Company’s online bidding service from other industrial auction companies, as well as to secure Xcira’s bidding technology. Online bidding represents a significant and growing portion of all bidding conducted at the Company’s auctions.

Ritchie Bros.	105

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

29. Business combination (continued)

Non-controlling interests

The fair value of the 25% non-controlling interest in Xcira is estimated to be $4,119,000.

Contributed revenue and net loss

The results of Xcira’s operations are included in these consolidated financial statements from the date of acquisition. Xcira’s contribution to the Company’s revenues and net income for the period from November 4, 2015 to December 31, 2015 was $871,000 of revenues and a $270,000 net loss. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $410,000 for legal and other acquisition-related costs are included in the consolidated income statements for the year ended December 31, 2015.

Future development of internally-generated software

The Company may pay an additional amount not exceeding $2,700,000 over a two-year period upon achievement of certain conditions related to the delivery of an upgrade to its existing technology.

Employee compensation in exchange for continued services

The Company may pay an additional amount not exceeding $2,000,000 over a three-year period based on the Founder’s continuing employment with Xcira .

Assets and Liabilities at December 31, 2015

As a result of the Company’s involvement with Xcira, the Company is exposed to risks of the recovery of the net assets of Xcira.

30.	Subsequent event

On February 19, 2016 the Company acquired 100% of the equity interests in Mascus International Holding B.V. (“Mascus”), an Amsterdam-based company which operates a global online portal for the sale and purchase of heavy equipment and vehicles for a provisional purchase price of 23,975,000 Euro ($26,600,000) subject to working capital adjustments under the terms of the agreement. Additional cash compensation, totaling no more than 3,400,000 Euro ($3,800,000), may be provided to Mascus’ former shareholders, contingent upon certain operating performance targets being achieved over the next three years.

Ritchie Bros.	106

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management’s assessment of the effectiveness of our internal controls over financial reporting, is found below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO, overseen by the Company’s Board of Directors and implemented by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and the requirements of the SEC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

Ritchie Bros.	107

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on its assessment under the framework in COSO, management has concluded that internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Ritchie Bros. Auctioneers Incorporated

We have audited Ritchie Bros. Auctioneers Incorporated (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ritchie Bros. Auctioneers Incorporated management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Ritchie Bros.	109

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ritchie Bros. Auctioneers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ritchie Bros. Auctioneers Incorporated as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of Ritchie Bros. Auctioneers Incorporated and our report dated February 25, 2016 expressed an unqualified opinion thereon.

Vancouver, Canada February 25, 2016	/s/ Ernst & Young LLP Chartered Professional Accountants

Ritchie Bros.	110

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this Item is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2016 Proxy Statement”).

ITEM 11:	EXECUTIVE COMPENSATION

The information responsive to this Item is incorporated by reference to our 2016 Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this Item is incorporated by reference to our 2016 Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this Item is incorporated by reference to our 2016 Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this Item is incorporated by reference to our 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed With This Report:

	1.	FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES
None.

Ritchie Bros.	111

3.	EXHIBITS
The exhibits listed in (b) below are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

(b)	Exhibits

Exhibit
Number	Document
3.1	Articles of Amalgamation and Amendments
3.2	Amended and Restated By-law No. 1 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K Furnished on February 27, 2015)
4.1	Shareholder Rights Plan Agreement dated as of February 22, 2007, between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent
4.2	Amending Agreement dated April 5, 2007 between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent
10.1#	Amended and Restated Stock Option Plan
10.2#	Form of Stock Option Agreement
10.3#	Stock Option Agreement between Ritchie Bros. Auctioneers Incorporated and Ravichandra Saligram, dated August 11, 2014
10.4#	Amended and Restated Executive Long Term Incentive Plan
10.5#	Non-Executive Director Long-Term Incentive Plan
10.6#	Senior Executive Restricted Share Unit Plan
10.7#	Form of Restricted Share Unit Grant Agreement for Senior Executive Restricted Share Unit Plan
10.8#	Employee Restricted Share Unit Plan
10.9#	Form of Employee Restricted Share Unit Plan Grant Agreement
10.10#	Non-Executive Director Deferred Share Unit Plan
10.11#	Performance Share Unit Plan
10.12#	Form of Performance Share Unit Grant Agreement
10.13#	Performance Share Unit Grant Agreement between Ritchie Bros. Auctioneers Incorporated and Ravichandra Saligram, dated August 11, 2014
10.14#	Executive Nonqualified Excess Plan (United States 10/10 Program)
10.15#	Canada and All Non-United States Locations: 10/10 Compensation Arrangement (Canada 10/10 Program)
10.16#	Senior Executive Performance Share Unit Plan (March 2015)
10.17#	Form of Performance Share Unit Grant Agreement for Senior Executive Performance Share Unit Plan (March 2015)
10.18#	Employee Performance Share Unit Plan (March 2015)
10.19#	Form of Performance Share Unit Grant Agreement for Employee Performance Share Unit Plan (March 2015)
10.20#	1999 Employee Stock Purchase Plan (as amended May 5, 2015)
10.21#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Ravichandra Saligram, dated June 16, 2014
10.22#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Jim Barr, dated November 3, 2014
10.23#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Rob McLeod, dated August 11, 2010
10.24#	Transfer Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Rob McLeod, dated July 6, 2015

Ritchie Bros.	112

10.25#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Karl Werner, dated January 1, 2015
10.26#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Todd Wohler, dated January 6, 2015
10.27#	Amendment to Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Todd Wohler, dated January 20, 2015
10.28#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Terrence Dolan, dated May 1, 2015
10.29#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Randy Wall, dated December 19, 2014
10.30#	Employment Agreement between Ritchie Bros. Shared Services B.V. and Jeroen Rijk, dated May 6, 2015
10.31#	Employment Agreement between Ritchie Bros. Auctioneers Incorporated and Kieran Holm, dated January 1, 2015
10.32#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Darren Watt, dated May 25, 2015
10.33#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Sharon Driscoll, dated May 20, 2015
10.34#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Doug Olive, dated April 20, 2015
10.35#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Ramon Millan, dated November 19, 2015
10.36#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Becky Alseth, dated November 28, 2015
10.37#	Form of Change of Control Agreement
10.38#	Form of Indemnity Agreement
10.39	Lease Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008
10.40	Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008
10.41	Pre-Handover Occupancy Rental Agreement and Amendment to Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated November 25, 2009
10.42	Lease Modification Agreement with Great-West Life Assurance Company and London Life Insurance Company dated February 12, 2010
10.43	Lease Confirmation and Amendment to Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated May 6, 2010
10.44#	Summary of Short-term Incentive Plan
21.1	List of Company Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the 1999 Employee Stock Purchase Plan
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished pursuant to Rule 15d-21 under the Exchange Act.

# Indicates management contract or compensatory plan or arrangement.

Ritchie Bros.	113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Date: February 25, 2016	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ravichandra K. Saligram	Chief Executive Officer (principal executive officer)	February 25, 2016
Ravichandra K. Saligram

By:	/s/ Sharon R. Driscoll	Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2016
Sharon R. Driscoll

By:	/s/ Beverley A. Briscoe	Chair of the Board	February 25, 2016
Beverley A. Briscoe

By:	/s/ Robert G. Elton	Director	February 25, 2016
Robert G. Elton

By:	/s/ Erik Olsson	Director	February 25, 2016
Erik Olsson

By:	/s/ Eric Patel	Director	February 25, 2016
Eric Patel

By:	/s/ Edward B. Pitoniak	Director	February 25, 2016
Edward B. Pitoniak

By:	/s/ Lisa A. Pollina	Director	February 25, 2016
Lisa A. Pollina

By:	/s/ Christopher Zimmerman	Director	February 25, 2016
Christopher Zimmerman

Ritchie Bros.	114