Form 10-Q
period 2016-03-31
RITCHIE BROS AUCTIONEERS INC
filed 2016-05-09
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-13425

Ritchie Bros. Auctioneers Incorporated

(Exact Name of Registrant as Specified in its Charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9500 Glenlyon Parkway
Burnaby, British Columbia, Canada	V5J 0C6
(Address of Principal Executive Offices)	(Zip Code)

(778) 331-5500

(Registrant’s Telephone Number, including Area Code)

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer ☒  Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 106,101,974 common shares, without par value, outstanding as of May 6, 2016.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended March 31, 2016

Ritchie Bros.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Form 10-Q of Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we” or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. These statements are based on our current expectations and estimates about our business and markets, and include, among others, statements relating to:

•	our future strategy, objectives, targets, projections, and performance;
•	our ability to drive shareholder value;
•	market opportunities;
•	our internet initiatives and the level of participation in our auctions by internet bidders, and the success of EquipmentOne and our other online marketplaces;
•	our ability to grow our core auction business, including our ability to increase our market share among traditional customer groups, including those in the used equipment market, and do more business with new customer groups in new sectors;
•	the impact of our new initiatives, services, investments, and acquisitions on us and our customers;
•	potential future acquisitions;
•	our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our auction services and support additional value-added services;
•	the effect of Original Equipment Manufacturer production on our Gross Auction Proceeds (“GAP”)[1];
•	the supply trend of equipment in the market and the anticipated price environment for late model equipment, as well as the resulting effect on our business and GAP;
•	the growth potential of Ritchie Bros. Financial Services (“RBFS”), as well as expectations towards and significance of its service offerings and geographical expansion in the near future;
•	fluctuations in our quarterly revenues and operating performance resulting from the seasonality of our business;
•	our ability to grow our sales force, minimize turnover, and improve Sales Force Productivity (as described below);
•	our ability to implement new performance measurement metrics to gauge our effectiveness and progress;
•	the relative percentage of GAP represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;
•	our Revenue Rates (as described below), the sustainability of those rates, the impact of our commission rate and fee changes, and the seasonality of GAP and revenues;
•	our future capital expenditures and returns on those expenditures;
•	the proportion of our revenues, operating expenses, and operating income denominated in currencies other than the United States (“U.S.”) dollar or the effect of any currency exchange and interest rate fluctuations on our results of operations;
•	financing available to us, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and
•	our ability to satisfy our present operating requirements and fund future growth through existing working capital and credit facilities.

[1]	GAP represents the total proceeds from all items sold at our auctions and online marketplaces. It is a measure of operational performance and not a measure of financial performance, liquidity, or revenue. It is not presented in our consolidated financial statements.

Ritchie Bros.	1

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

While we have not described all potential risks related to our business and owning our common shares, the important factors listed under “Risk Factors” below are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein and other relevant factors.

Ritchie Bros.	2

PART I

ITEM 1:         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

Three months ended March 31,	2016	2015
Revenues (note 6)	$131,945	$115,618
Costs of services, excluding depreciation and amortization (note 7)	15,313	11,609
	116,632	104,009
Selling, general and administrative expenses (note 7)	68,307	63,756
Depreciation and amortization expenses (note 7)	10,080	10,616
Gain on disposition of property, plant and equipment	(246)	(175)
Foreign exchange gain	(683)	(3,207)
Operating income	39,174	33,019

Other income (expense):
Interest income	498	847
Interest expense	(1,363)	(1,269)
Equity income (note 18)	519	233
Other, net	698	713
	352	524

Income before income taxes	39,526	33,543

Income tax expense (recovery) (note 8):
Current	10,009	10,713
Deferred	(477)	(1,280)
	9,532	9,433

Net income	$29,994	$24,110

Net income attributable to:
Stockholders	$29,406	$23,777
Non-controlling interests	588	333
	$29,994	$24,110

Earnings per share attributable to stockholders (note 10):
Basic	$0.28	$0.22
Diluted	$0.27	$0.22

Weighted average number of shares outstanding (note 10):
Basic	106,917,280	107,484,944
Diluted	107,159,010	107,807,948

See accompanying notes to condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

Three months ended March 31,	2016	2015

Net income	$29,994	$24,110
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	12,195	(28,298)

Total comprehensive income (loss)	$42,189	$(4,188)

Total comprehensive income (loss) attributable to:
Stockholders	41,434	(4,335)
Non-controlling interests	755	147
	$42,189	$(4,188)

See accompanying notes to condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$294,074	$210,148
Restricted cash	117,944	83,098
Trade and other receivables	131,098	59,412
Inventory (note 13)	29,452	58,463
Advances against auction contracts	3,750	4,797
Prepaid expenses and deposits	11,692	11,057
Assets held for sale (note 14)	631	629
Income taxes receivable	8,592	2,495
	597,233	430,099
Property, plant and equipment (note 15)	535,864	528,591
Equity-accounted investments (note 18)	7,081	6,487
Other non-current assets	3,556	3,369
Intangible assets (note 16)	65,400	46,973
Goodwill (note 17)	111,569	91,234
Deferred tax assets	14,815	13,362
	$1,335,518	$1,120,115
Liabilities and Equity
Current liabilities:
Auction proceeds payable	$289,103	$101,215
Trade and other payables	130,368	120,042
Income taxes payable	1,190	13,011
Short-term debt (note 19)	42,504	12,350
Current portion of long-term debt (note 19)	46,132	43,348
	509,297	289,966
Long-term debt (note 19)	56,143	54,567
Share unit liabilities	3,188	5,633
Other non-current liabilities	8,803	6,735
Deferred tax liabilities	35,392	31,070
	612,823	387,971

Contingencies (note 22)

Contingently redeemable non-controlling interest (note 9)	41,444	24,785

Stockholders' equity (note 20):
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 105,885,660 (December 31, 2015: 107,200,470)	98,613	131,530
Additional paid-in capital	27,969	27,728
Retained earnings	594,986	601,051
Accumulated other comprehensive income	(45,105)	(57,133)
Stockholders' equity	676,463	703,176
Non-controlling interest	4,788	4,183
	681,251	707,359
	$1,335,518	$1,120,115

See accompanying notes to condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders
								Contingently
					Accumulated			redeemable
	Common stock		Additional		other	Non-		non-
	Number of		paid-In	Retained	comprehensive	controlling	Total	controlling
	shares	Amount	capital	earnings	income (loss)	interest	equity	interest
Balance, December 31, 2015	107,200,470	$131,530	$27,728	$601,051	$(57,133)	$4,183	$707,359	$24,785

Net income	-	-	-	29,406	-	117	29,523	471
Other comprehensive income	-	-	-	-	12,028	-	12,028	167
	-	-	-	29,406	12,028	117	41,551	638
Change in value of contingently redeemable non-controlling interest	-	-	-	(18,317)	-	-	(18,317)	18,317
Stock option exercises	145,190	3,809	(778)	-	-	-	3,031	-
Stock option tax adjustment	-	-	(51)	-	-	-	(51)	-
Stock option compensation expense (note 21)	-	-	1,070	-	-	-	1,070	-

Non-controlling interest acquired in a business combination (note 23)	-	-	-	-	-	488	488	-
Shares repurchased (note 20)	(1,460,000)	(36,726)	-	-	-	-	(36,726)	-
Cash dividends paid (note 20)	-	-	-	(17,154)	-	-	(17,154)	(2,296)
Balance, March 31, 2016	105,885,660	$98,613	$27,969	$594,986	$(45,105)	$4,788	$681,251	$41,444

See accompanying notes to condensed consolidated financial statements.

Ritchie Bros.	6

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Three months ended March 31,	2016	2015
Cash provided by (used in):
Operating activities:
Net income	$29,994	$24,110
Adjustments for items not affecting cash:
Depreciation and amortization expenses	10,080	10,616
Inventory write down (note 13)	-	60
Stock option compensation expense (note 21)	1,070	723
Deferred income tax recovery	(477)	(1,280)
Equity income less dividends received	(519)	(233)
Unrealized foreign exchange gain	(621)	(996)
Gain on disposition of property, plant and equipment	(246)	(175)
Net changes in operating assets and liabilities (note 11)	94,733	77,409
Net cash provided by operating activities	134,014	110,234

Investing activities:
Acquisition of Mascus (note 23)	(27,812)	-
Property, plant and equipment additions	(2,444)	(3,327)
Intangible asset additions	(3,711)	(2,419)
Proceeds on disposition of property, plant and equipment	824	773
Other, net	(173)	-
Net cash used in investing activities	(33,316)	(4,973)

Financing activities:
Issuances of share capital	3,031	4,421
Share repurchase (note 20)	(36,726)	(47,489)
Dividends paid to stockholders (note 20)	(17,154)	(15,089)
Dividends paid to contingently redeemable non-controlling interests	(2,296)	(1,340)
Proceeds from short-term debt	30,179	-
Repayment of short-term debt	(2,283)	(185)
Repayment of finance lease obligations	(493)	(532)
Other, net	32	(105)
Net cash used in financing activities	(25,710)	(60,319)

Effect of changes in foreign currency rates on cash and cash equivalents	8,938	(8,497)

Increase in cash and cash equivalents	83,926	36,445
Cash and cash equivalents, beginning of period	210,148	139,815
Cash and cash equivalents, end of period	$294,074	$176,260

See accompanying notes to condensed consolidated financial statements.

Ritchie Bros.	7

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.	General information

Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”) provide asset management and disposition services for the construction, agricultural, transportation, energy, mining, forestry, material handling, marine and real estate industries through its unreserved auctions, online marketplace services, value-added services and listing and software services. Ritchie Bros. Auctioneers Incorporated is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”).

2.	Significant accounting policies
(a)	Basis of preparation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). They include the accounts of Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”) from their respective dates of formation or acquisition. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission (“SEC”). A selection of the accounting policies for which there has been a change since the annual consolidated financial statements are set out below. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Previously, the Company prepared its consolidated financial statements under International Financial Reporting Standards (“IFRS”) as permitted by securities regulators in Canada, as well as in the United States under the status of a Foreign Private Issuer as defined by the United States SEC. At the end of the second quarter of 2015, the Company determined that it no longer qualified as a Foreign Private Issuer under the SEC rules. As a result, beginning January 1, 2016 the Company was required to report with the SEC on domestic forms and comply with domestic company rules in the United States. The transition to US GAAP was made retrospectively for all periods from the Company’s inception.

(b)	Revenue recognition

Revenues are comprised of:

•	commissions earned at our auctions through the Company acting as an agent for consignors of equipment and other assets, as well as commissions on online marketplace sales, and
•	fees earned in the process of conducting auctions through all our auction channels and from value-added services, as well as subscription revenues from our listing and software services.

Ritchie Bros.	8

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2.	Significant accounting policies (continued)
(b)	Revenue recognition (continued)

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

Ritchie Bros.	9

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2.	Significant accounting policies (continued)
(b)	Revenue recognition (continued)

Underwritten commission contracts can take the form of guarantee or inventory contracts. Guarantee contracts typically include a pre-negotiated percentage of the guaranteed gross proceeds plus a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, commission is reduced; if proceeds are sufficiently lower, the Company can incur a loss on the sale. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is completed. If a loss relating to a guarantee contract held at the period end to be sold after the period end is known or is probable and estimable at the financial statement reporting date, the loss is accrued in the financial statements for that period. The Company’s exposure from these guarantee contracts fluctuates over time (note 22).

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

Fees

Fees earned in the process of conducting our auctions include administrative, documentation, and advertising fees. Fees from value-added services include financing and technology service fees. Fees also subscription revenues from our listing and software services, as well as amounts paid by buyers (a “buyer’s premium”) on online marketplace sales. Fees are recognized in the period in which the service is provided to the customer.

(c)	Costs of services, excluding depreciation and amortization expenses

Costs of services are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenues, and earning other fee revenues. Direct expenses include direct labour, buildings and facilities charges, and travel, advertising and promotion costs. Costs of services incurred to earn online marketplace revenues include inventory management, referral, inspection, sampling, and appraisal fees. Costs of services incurred in earning other fee revenues include direct labour (including commissions on sales), software maintenance fees, and materials. Costs of services exclude depreciation and amortization expenses. In comparative periods, costs of services consisted entirely of direct expenses. As a result of the Xcira LLC (“Xcira”) and Mascus International Holdings BV (“Mascus”) acquisitions, significant other costs of services are now incurred in earning our revenues (note 23).

(d)	New and amended accounting standards
(i)	Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of this standard did not have an impact on the Company’s consolidated financial statements with respect to the acquisition of Xcira (note 23(b)) as no adjustments to provisional amounts were identified during the measurement period. With respect to the Mascus acquisition (note 23(a)), the Company is still in the measurement period, and has not yet identified any adjustments to provisional amounts.

Ritchie Bros.	10

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2.	Significant accounting policies (continued)
(d)	New and amended accounting standards (continued)
(ii)	Effective January 1, 2016, the Company adopted ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides clarity around a customer’s accounting for fees paid in a cloud computing arrangement. The amendments in ASU 2015-05 add guidance to assist customers in determining whether a cloud computing arrangement includes a software license. Software license elements of cloud computing arrangements are accounted for consistent with the acquisition of other intangible asset licenses. Where there is no software license element, the cloud computing arrangement is accounted for as a service contract. The standard was applied prospectively and did not have an impact on the Company’s consolidated financial statements.

(iii)	Effective January 1, 2016, the Company adopted ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which changes the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”), and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

(iv)	Effective January 1, 2016, the Company adopted ASU 2014-12, Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that (1) affects vesting of an award, and (2) could be achieved after the requisite service period of the employee be treated as a performance condition. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

(e)	Recent accounting standards not yet adopted
(i)	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. For short-term leases, defined as those with a term of 12 months or less, the lessee is permitted to make an accounting policy election not to recognize the lease assets and liabilities, and instead recognize the lease expense generally on a straight-line basis over the lease term. The accounting treatment under this election is consistent with current operating lease accounting. No extensive amendments were made to lessor accounting, but amendments of note include changes to the definition of initial direct costs and accounting for collectability uncertainties in a lease. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Both lessees and lessors must apply ASU 2016-02 using a “modified retrospective transition”, which reflects the new guidance from the beginning of the earliest period presented in the financial statements. However, lessees and lessors can elect to apply certain practical expedients on transition. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(ii)	In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, the first of three standards related to financial instrument accounting. The amendments of ASU 2016-01 require equity method investments (except for equity-method accounted investments and those resulting in consolidation of the investee) to be measured at fair value with changes recognized in net income. For equity investments that do not have readily determinable fair values, the entity may elect to measure the investment at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Ritchie Bros.	11

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2.	Significant accounting policies (continued)
(e)	Recent accounting standards not yet adopted (continued)

The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements. The amendments also:

•	Simplify the impairment assessment of equity investments that do not have readily determinable fair values, by requiring a qualitative assessment to identify impairment. The entity is only required to measure the investment at fair value if the qualitative assessment indicates that impairment exists.
•	Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.
•	Require the exit price notion to be used when measuring the fair value of financial instruments for disclosure purposes.
•	Require separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e. securities or loans & receivables) on the balance sheet or the accompanying notes to the financial statements.

ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provisions under ASU 2016-01 related to the recognition of changes in fair value of financial liabilities. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(iii)	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, it moves away from the current industry and transaction specific requirements. ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include:
1.	Identifying the contract(s) with the customer,
2.	Identifying the separate performance obligations in the contract,
3.	Determining the transaction price,
4.	Allocating the transaction price to the separate performance obligations, and
5.	Recognizing revenue as each performance obligation is satisfied.

The amendments also contain extensive disclosure requirements designed to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB delayed the effective date of ASU 2014-09 by one year so that ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Ritchie Bros.	12

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2.	Significant accounting policies (continued)
(e)	Recent accounting standards not yet adopted (continued)
(iv)	In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, focusing on whether an entity controls a specified good or service before that good or service is transferred to a customer. Where such control exists – i.e. where the entity is required to provide the specified good or service itself – the entity is a ‘principal’. Where the entity is required to arrange for another party to provide the good or service, it is an agent. The effective date and transition requirements of ASU 2016-08 are the same as for ASU 2014-09, which is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(v)	In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is evaluating how the adoption of this standard will impact its consolidated financial statements

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

4.	Seasonality of operations

The Company's operations are both seasonal and event driven. Revenues tend to be highest during the second and fourth calendar quarters. The Company generally conducts more auctions during these quarters than during the first and third calendar quarters. Late December through mid-February and mid-July through August are traditionally less active periods.

Ritchie Bros.	13

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

5.	Segmented information

The Company’s principal business activity is the sale of industrial equipment and other assets at auctions. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

•	Core Auction segment, a network of auction locations that conduct live, unreserved auctions with both on-site and online bidding; and

•	Other includes the results of the Company’s EquipmentOne and Mascus online services, which are not material to the Company’s consolidated financial statements. During the three months ended March 31, 2016, the Company acquired Mascus and has updated its segment reporting such that the results of EquipmentOne and Mascus (subsequent to acquisition in February 2016) are reported as “Other.”

The Chief Operating Decision Maker evaluates segment performance based on earnings (loss) from operations. The significant non-cash item included in segment earnings (loss) from operations is depreciation and amortization.

	Core
Three months ended March 31, 2016	Auction	Other	Consolidated
Revenues	$127,340	$4,605	$131,945
Costs of services, excluding depreciation and amortization	(14,785)	(528)	(15,313)
Selling, general and administrative expenses	(64,820)	(3,487)	(68,307)
Depreciation and amortization expenses	(9,304)	(776)	(10,080)
	38,431	$(186)	$38,245
Gain on disposition of property, plant and equipment			246
Foreign exchange gain			683
Operating income			$39,174
Equity income			519
Other and income tax expenses			(9,699)
Net income			$29,994

	Core
Three months ended March 31, 2015	Auction	Other	Consolidated
Revenues	$112,645	$2,973	$115,618
Costs of services, excluding depreciation and amortization	(11,609)	-	(11,609)
Selling, general and administrative expenses	(60,598)	(3,158)	(63,756)
Depreciation and amortization expenses	(9,696)	(920)	(10,616)
	$30,742	$(1,105)	$29,637
Gain on disposition of property, plant and equipment			175
Foreign exchange gain			3,207
Operating income			$33,019
Equity income			233
Other and income tax expenses			(9,142)
Net income			$24,110

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6.	Revenues

The Company’s revenue from the rendering of services is as follows:

Three months ended March 31,	2016	2015
Commissions	$99,793	$93,140
Fees	32,152	22,478
	$131,945	$115,618

Net profits on inventory sales included in commissions are:

Three months ended March 31,	2016	2015
Revenue from inventory sales	$124,557	$153,281
Cost of inventory sold	(111,536)	(138,578)
	$13,021	$14,703

7.	Operating expenses

Costs of services, excluding depreciation and amortization

Three months ended March 31,	2016	2015
Employee compensation expenses	$6,258	$4,598
Buildings, facilities and technology expenses	2,295	1,614
Travel, advertising and promotion expenses	5,937	4,154
Other costs of services	823	1,243
	$15,313	$11,609

Selling, general and administrative (“SG&A”) expenses

Three months ended March 31,	2016	2015
Employee compensation expenses	$44,490	$41,729
Buildings, facilities and technology expenses	11,236	10,046
Travel, advertising and promotion expenses	5,562	6,081
Professional fees	3,452	3,100
Other SG&A expenses	3,567	2,800
	$68,307	$63,756

Depreciation and amortization expenses

Three months ended March 31,	2016	2015
Depreciation expense	$7,783	$9,280
Amortization expense	2,297	1,336
	$10,080	$10,616

Ritchie Bros.	15

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

8.	Income taxes

At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year.  The estimate reflects, among other items, our best estimate of operating results.  It does not include the estimated impact of foreign exchange rates or unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company’s consolidated effective tax rate in respect of operations for the three months ended March 31, 2016 was 24.1% (2015: 28.1%).

9.	Contingently redeemable non-controlling interest in Ritchie Bros. Financial Services

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

The Company and the non-controlling interest (“NCI”) holders each hold options pursuant to which the Company may acquire, or be required to acquire, the NCI holders’ 49% interest in RBFS. These call and put options became exercisable on April 6, 2016. As a result of the existence of the put option, the NCI is accounted for as a contingently redeemable equity instrument (the “contingently redeemable NCI”).

At all reporting periods presented, the Company determined that redemption was probable and measured the carrying value of the contingently redeemable NCI at its estimated redemption value. The NCI can be redeemed at a purchase price to be determined through an independent appraisal process conducted in accordance with the terms of the agreement, or at a negotiated price (the “redemption value”) and therefore, the redemption value on exercise may materially differ from the redemption value as at March 31, 2016. The Company has the option to elect to pay the purchase price in either cash or shares of the Company, subject to the Company obtaining all relevant security exchange and regulatory consents and approvals.

The redemption value of the contingently redeemable NCI was estimated to be $41,444,000 at March 31, 2016. During the first quarter of 2016, the Company commenced price negotiations with the NCI holders, which are still in progress. As a result, the Company has recorded the contingently redeemable NCI at the estimated redemption value based on the status of these negotiations.

The estimation of redemption value required management to make significant judgments, estimates, and assumptions as of the reporting date.

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

10.	Earnings per share attributable to stockholders

	Net income attributable		Per share
Three months ended March 31, 2016	to stockholders	Shares	amount
Basic	$29,406	106,917,280	$0.28
Effect of dilutive securities: Stock options	-	241,730	(0.01)
Diluted	$29,406	107,159,010	$0.27

	Net income attributable		Per share
Three months ended March 31, 2015	to stockholders	Shares	amount
Basic	$23,777	107,484,944	$0.22
Effect of dilutive securities: Stock options	-	323,004	-
Diluted	$23,777	107,807,948	$0.22

For the quarter ended March 31, 2016, stock options to purchase 2,980,470 common shares were outstanding but were excluded from the calculation of diluted earnings per share as they were anti-dilutive (2015: 438,358).

11.	Supplemental cash flow information

Three months ended March 31,	2016	2015
Restricted cash	$(31,661)	$(35,335)
Trade and other receivables	(67,653)	(51,577)
Inventory	30,476	13,839
Advances against auction contracts	1,048	18,301
Prepaid expenses and deposits	278	(823)
Income taxes receivable	(6,097)	(431)
Auction proceeds payable	184,437	149,813
Trade and other payables	4,113	(15,001)
Income taxes payable	(12,305)	(4,910)
Share unit liabilities	(2,358)	741
Other	(5,545)	2,792
Net changes in operating assets and liabilities	$94,733	$77,409

Ritchie Bros.	17

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

11.	Supplemental cash flow information (continued)

Three months ended March 31,	2016	2015
Interest paid, net of interest capitalized	$1,393	$1,302
Interest received	498	847
Net income taxes paid	27,172	15,551

Non-cash transactions:
Non-cash purchase of property, plant and equipment under capital lease	361	-

12.	Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the condensed consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1:  Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;

● Level 2:  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

● Level 3:  Unobservable inputs for the asset or liability.

		March 31, 2016		December 31, 2015
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair vales disclosed, recurring:
Cash and cash equivalents	Level 1	$294,074	$294,074	$210,148	$210,148
Restricted cash	Level 1	117,944	117,944	83,098	83,098
Short-term debt (note 19)	Level 2	42,504	42,504	12,350	12,350
Current portion of long- term debt (note 19)	Level 2	46,132	46,132	43,348	43,348
Long-term debt (note 19)	Level 2	56,143	58,318	54,567	56,126

The carrying value of the Company‘s cash and cash equivalents, restricted cash, trade and other current receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and current borrowings approximate their fair values due to their short terms to maturity.

The fair values of non-current borrowings are determined through the calculation of each liability‘s present value using market rates of interest at period close.

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

13.	Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. No write down was recorded during the three months ended March 31, 2016 (2015: $60,000).

Of inventory held at March 31, 2016, 94% is expected to be sold prior to the end of July 2016, with the remainder to be sold by the end of October 2016 (December 31, 2015: 91% sold by the end of March 2016 with the remainder to be sold by the end of June 2016).

14.	Assets held for sale

Balance, December 31, 2015	$629
Other	2
Balance, March 31, 2016	$631

As at March 31, 2016, the Company’s assets held for sale consisted of land located in Denver, United States, and Orlando, United States, representing excess auction site acreage. Management made the strategic decision to sell this excess acreage to maximize the Company’s return on invested capital. The properties are being actively marketed for sale through an independent real estate broker, and management expects the sales to be completed within 12 months of March 31, 2016. These land assets belong to the Core Auction reportable segment.

15.	Property, plant and equipment

As at March 31, 2016	Cost	Accumulated depreciation	Net book value
Land and improvements	$366,245	$(57,091)	$309,154
Buildings	260,840	(86,215)	174,625
Yard and automotive equipment	60,222	(39,401)	20,821
Computer software and equipment	64,900	(55,458)	9,442
Office equipment	23,204	(16,457)	6,747
Leasehold improvements	21,731	(12,870)	8,861
Assets under development	6,214	-	6,214
	$803,356	$(267,492)	$535,864

As at December 31, 2015	Cost	Accumulated depreciation	Net book value
Land and improvements	$356,905	$(54,551)	$302,354
Buildings	254,760	(82,100)	172,660
Yard and automotive equipment	59,957	(38,848)	21,109
Computer software and equipment	60,586	(50,754)	9,832
Office equipment	22,432	(15,660)	6,772
Leasehold improvements	20,893	(12,160)	8,733
Assets under development	7,131	-	7,131
	$782,664	$(254,073)	$528,591

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

16.	Intangible assets

As at March 31, 2016	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$5,011	$-	$5,011
Customer relationships	32,929	(7,724)	25,205
Software	29,555	(7,898)	21,657
Software under development	13,527	-	13,527
	$81,022	$(15,622)	$65,400

As at December 31, 2015	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$800	$-	$800
Customer relationships	22,800	(7,097)	15,703
Software	23,269	(5,848)	17,421
Software under development	13,049	-	13,049
	$59,918	$(12,945)	$46,973

During the three months ended March 31, 2016, interest of $80,000 (2015: $301,000) was capitalized to the cost of software under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 6.39% (2015: 6.39% ).

17.	Goodwill

Balance, December 31, 2015	$91,234
Additions (note 23)	19,321
Foreign exchange movement	1,014
Balance, March 31, 2016	$111,569

18. Equity-accounted investments

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

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

18.	Equity accounted investments (continued)

A condensed summary of the Company's investments in and advances to equity-accounted investees are as follows (in thousands of U.S. dollars, except percentages):

	Ownership	March 31,	December
	percentage	2016	2015
Cura Classis entities	48%	$4,081	$3,487
Other equity investments	32%	3,000	3,000
		7,081	6,487

As a result of the Company’s investments, the Company is exposed to risks associated with the results of operations of the Cura Classis entities. The Company has no other business relationships with the Cura Classis entities. The Company’s maximum risk of loss associated with these entities is the investment carrying amount.

19.	Debt

	Carrying value
	March 31,	December 31,
	2016	2015
Short-term debt	$42,504	$12,350

Long-term debt:

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 4.225%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	26,143	24,567

Term loan, denominated in United States dollars, unsecured, bearing interest at 3.59%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	30,000	30,000

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 6.385%, due in quarterly installments of interest only, with the full amount of the principal due in May 2016.	46,132	43,348

	102,275	97,915

Total debt	$144,779	$110,265

Total long-term debt:
Current portion	$46,132	$43,348
Non-current portion	56,143	54,567
	$102,275	$97,915

At March 31, 2016, the current portion of long-term debt consisted of a Canadian dollar 60,000,000 term loan under the Company’s uncommitted, revolving credit facility. The Company refinanced this term loan on a long-term basis when it fell due on May 4, 2016 by drawing on its committed, revolving credit facility.

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

19.	Debt (continued)

Short-term debt at March 31, 2016 is comprised of drawings in different currencies on the Company’s committed revolving credit facilities of $314,019,000 (December 31, 2015: $312,693,000), and have a weighted average interest rate of 2.00% (December 31, 2015: 1.82%).

20.	Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

During March 2016, 1,460,000 common shares (2015: 1,900,000) were repurchased at a weighted average share price of $25.16 (2015: $24.98) per common share. The repurchased shares were cancelled on March 15, 2016 (2015: March 26, 2015).

Dividends

Declared and paid

The Company declared and paid the following dividends during the three months ended March 31, 2016 and 2015:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Fourth quarter 2015	January 15, 2016	$0.1600	February 12, 2016	$17,154	March 4, 2016
Fourth quarter 2014	January 12, 2015	$0.1400	February 13, 2015	$15,089	March 6, 2015

Declared and undistributed

Subsequent to March 31, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.16 cents per common share, payable on June 14, 2016 to stockholders of record on May 24, 2016. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequence for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments for the three months ended March 31, 2016 include intra-entity foreign currency transactions that are of a long-term investment nature which generated gains of $8,882,000 (2015: losses of $14,453,000)

21	Share-based payments

Share-based payments consist of the following compensation costs recognized in selling, general and administrative expenses:

Three months ended March 31,	2016	2015
Stock option compensation expense	$1,070	$723
Share unit expense	1,272	1,017
Employee share purchase plan - employer contributions	353	308
	$2,695	$2,048

Ritchie Bros.	22

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

21.	Share-based Payments (continued)

Stock option plan

The Company has a stock option plan that provides for the award of stock options to selected employees, directors and officers of the Company.

Stock option activity for the three months ended March 31, 2016, and the year ended December 31, 2015 is presented below:

			Weighted
		Weighted	average
	Common	average	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value

Outstanding, December 31, 2014	3,897,791	22.09
Granted	880,706	25.50
Exercised	(1,412,535)	21.11		$9,426
Forfeited	(89,884)	23.10

Outstanding, December 31, 2015	3,276,078	23.40
Granted	1,208,121	24.07
Exercised	(145,190)	20.88		$632
Forfeited	(47,968)	24.49

Outstanding, March 31, 2016	4,291,041	$23.67	7.7	$14,985

Exercisable, March 31, 2016	2,077,964	$22.74	5.8	$9,028

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Risk free interest rate	1.2%	1.8%
Expected dividend yield	2.68%	2.21%
Expected lives of the stock options	5 years	5 years
Expected volatility	26.5%	25.9%

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

The compensation expense arising from option grants is amortized over the relevant vesting periods of the underlying options. As at March 31, 2016, the unrecognized stock-based compensation cost related to the non-vested stock options was $8,107,000, which is expected to be recognized over a weighted average period of 2.9 years.

Ritchie Bros.	23

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

21.	Share-based Payments (continued)

Share unit plans

The Company has two performance share unit (“PSU”) plans, a senior executive PSU plan and an employee PSU plan. Under the plans, the number of PSUs that vest is conditional upon specified market and non-market vesting conditions being met.

The Company also has restricted share units (“RSUs”) and deferred share units (“DSUs”) plans which are not subject to market vesting conditions. RSU and DSU fair values are estimated using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange. DSUs are granted under the DSU plan to members of the Board of Directors.

Share units activity for the three months ended March 31, 2016, and the year ended December 31, 2015 is presented below:

	Performance share units		Restricted share units		Deferred share units
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2014	238,573	$23.38	403,587	$22.32	42,289	$22.33
Granted	218,699	24.57	20,528	26.38	29,072	26.07
Vested and settled	(6,870)	22.22	(28,887)	22.53	(13,365)	22.34
Forfeited	(28,817)	23.23	(62,274)	21.56	-	-

Outstanding, December 31, 2015	421,585	24.03	332,954	22.70	57,996	24.21
Granted	244,536	23.19	2,214	23.33	5,749	23.40
Vested and settled	(28,543)	22.20	(124,226)	22.11	-	-
Forfeited	(28,691)	22.52	(8,127)	22.58	-	-

Outstanding, March 31, 2016	608,887	$23.85	202,815	$23.07	63,745	$24.14

These PSUs are subject to market vesting conditions and their fair value at grant date was estimated using a binomial model with the following assumptions:

	2016	2015
Risk free interest rate	1.2%	1.3%
Expected dividend yield	2.49%	2.17%
Expected lives of the PSUs	3 years	3 years
Expected volatility	29.9%	29.4%
Average expected volatility of comparable companies	37.0%	32.8%

Employee share purchase plan

The Company has an employee share purchase plan that allows all employees that have completed 60 days of service to contribute funds to purchase common shares at the current market value at the time of share purchase. Employees may contribute up to 4% of their salary. The Company will match between 50% and 100% of the employee‘s contributions, depending on the employee‘s length of service with the Company.

Ritchie Bros.	24

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

22.	Contingencies

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

At March 31, 2016 there was $85,128,000 of industrial assets guaranteed under contract, of which 100% is expected to be sold prior to the end July 2016 (December 31, 2015: $25,267,000 of which 100% is expected to be sold prior to the end of May 2016).

At March 31, 2016 there was $34,241,000 of agricultural assets guaranteed under contract, of which 100% is expected to be sold prior to the end of August 2016 (December 31, 2015: $30,509,000 of which 100% is expected to be sold prior to the end of August 2016).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

23.	Business combination
(a)	Mascus acquisition

On February 19, 2016 (the “Mascus Acquisition Date”), the Company acquired 100% of the issued and outstanding shares of Mascus International Holdings BV (“Mascus”), for cash consideration of €26,569,000 (US $29,597,000). In addition to cash consideration, €3,080,000 (US $3,432,000) is consideration contingent on Mascus achieving certain operating performance targets over next three-year period following the acquisition. Mascus is based in Amsterdam and provides an online equipment listing service for used heavy machines and trucks. The acquisition expands the breadth and depth of equipment disposition and management solutions the Company can offer its customers.

The acquisition was accounted for in accordance with ASC 805. The assets acquired and liabilities assumed were recorded at their estimated fair values at the Mascus Acquisition Date. Goodwill of $19,321,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Ritchie Bros.	25

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

23.	Business combination (continued)
(a)	Mascus acquisition (continued)

Mascus provisional purchase price allocation

February 19, 2016
Purchase price	$29,597
Fair value of contingent consideration	3,432
Non-controlling interest (1)	488
Total fair value at Mascus Acquisition Date	33,517

Fair value of assets acquired:
Cash and cash equivalents	$1,785
Trade and other receivables	1,290
Prepaid expenses	453
Property, plant and equipment	104
Intangible assets (2)	14,817

Fair value of liabilities assumed:
Trade and other payables	1,533
Other non-current liabilities	37
Deferred tax liabilities	2,683
Fair value of identifiable net assets acquired	14,196
Goodwill acquired on acquisition	$19,321

(1)	The Company acquired 100% of Mascus and within the Mascus group of entities there are two subsidiaries that are not wholly-owned. As such, the Company acquired non-controlling interests. The fair value of the non-controlling interest was determined using an income approach based on entity cash flows attributable to non-controlling interest.

(2)	Intangible assets consist of customers relationships with an amortization period of 17 years and trade names with indefinite lives.

The amounts included in the Mascus provisional purchase price allocation are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Mascus Acquisition Date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the Mascus Acquisition Date. Adjustments to the preliminary values during the measurement period will be recorded in the operating results of the period in which the adjustments are determined. Changes to the amounts recorded as assets and liabilities will result in a corresponding adjustment to goodwill.

Ritchie Bros.	26

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

23.	Business combination (continued)
(a)	Mascus acquisition (continued)

Goodwill

Goodwill has been allocated entirely to the Mascus reporting unit based on an analysis of the fair value of assets acquired. The main drivers generating goodwill are the anticipated synergies from (1) the Company's core auction expertise and transactional capabilities to Mascus' existing customer base, and (2) Mascus' providing existing technology to the Company's current customer base. Other factors generating goodwill include the acquisition of Mascus' assembled work force and their associated technical expertise.

Contributed revenue and net income

The results of Mascus’ operations are included in these condensed consolidated financial statements from Mascus’ Acquisition Date. For the period from February 19, 2016 to March 31, 2016 Mascus’ contribution to the Company’s revenues was $1,268,000. Mascus’ contribution to net income from February 19, 2016 to March 31, 2016 was insignificant. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Contingent Consideration

The Company may pay an additional amount not exceeding €3,080,000 (US$3,432,000) contingent upon the achievement of certain operating performance targets over the next three-year period. The Company has recognized a liability equal to the estimated fair value of the contingent payments the Company expects to make as of the acquisition date. The Company will re-measure this liability each reporting period and record changes in the fair value in the consolidated income statement.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $717,500 for legal and other acquisition-related costs are included in the consolidated income statement for the period ended March 31, 2016.

Employee compensation in exchange for continued services

The Company may pay additional amounts not exceeding €1,625,000 (US$1,849,000) over three-year periods based on key employees’ continuing employment with Mascus.

(b)	Xcira acquisition

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

Ritchie Bros.	27

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

23.	Business combination (continued)
(b)	Xcira acquisition (continued)

Xcira final purchase price allocation

November 4, 2015
Purchase price	$12,359
Non-controlling interest	4,119
Total fair value at Xcira acquisition date	16,478

Assets acquired:
Cash and cash equivalents	$252
Trade and other receivables	1,382
Prepaid expenses	62
Property, plant and equipment	314
Other non-current assets	11
Intangible assets ~	4,300

Liabilities assumed:
Trade and other payables	502
Fair value of identifiable net assets acquired	5,819
Goodwill acquired on acquisition	$10,659

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

Contributed revenue and net loss

The results of Xcira’s operations are included in these condensed consolidated financial statements from the date of acquisition. For the three months ended March 31, 2016, Xcira’s contribution to the Company’s revenues and net income were $1,251,000 and $469,000, respectively. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Ritchie Bros.	28

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

23.	Business combination (continued)
(b)	Xcira acquisition (continued)

Future development of internally-generated software

The Company may pay an additional amount not exceeding $2,700,000 over a two-year period upon achievement of certain conditions related to the delivery of an upgrade to its existing technology.

Employee compensation in exchange for continued services

The Company may pay an additional amount not exceeding $2,000,000 over a three-year period based on the Founder’s continuing employment with Xcira .

Ritchie Bros.	29

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 19, 2016, we acquired a 100% interest in Mascus International Holding BV (“Mascus”), an Amsterdam-based company that operates a global online portal for the sale and purchase of heavy equipment and vehicles, with the largest online market presence in Europe for heavy machinery and trucks. Mascus offers subscriptions to equipment dealers, brokers, exporters and equipment manufacturers to list equipment available for sale. In addition to online listing services, they also provide online advertising services, business tools, and other software solutions to many of the world’s leading equipment dealerships and equipment manufacturers. Founded in Scandinavia, Mascus has grown rapidly over the past 15 years and now includes operations across Europe, Asia, Africa, and North America, catering to the construction, transport, agriculture, material handling, forestry, and grounds-care industries.

Overview

The following discussion and analysis summarizes significant factors affecting our consolidated operating results and financial condition for the three months ended March 31, 2016 and 2015. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I, Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the consolidated financial statements and the notes thereto included in “Part I, Item 1: Consolidated Financial Statements” of this Form 10-Q. The following discussion should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. None of the information on our website, EDGAR, or SEDAR is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	30

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for Gross Auction Proceeds (“GAP”) and Gross Transaction Value (“GTV”) (both described below), which are measures of operational performance and not measures of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements and are presented in United States (“U.S.”) dollars. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in thousands of dollars.

We make reference to various non-GAAP performance measures throughout this discussion and analysis. These measures do not have a standardized meaning, and are therefore unlikely to be comparable to similar measures presented by other companies.

Consolidated Highlights

Key first quarter 2016 financial results include:

•	Record first quarter GAP of over $1 billion, a 7% increase over first quarter 2015, with 9% growth calculated in local currencies

•	Revenues grew 14% over first quarter 2015 and Revenue Rate (as described below) increased 84 basis points to 12.94%, driven mostly by strong performance of our straight commission contracts and growing fee-based revenue streams

•	Operating income margin of 29.7% increased 120 basis points reflecting increases in Revenue Rate and controlled operating costs

•	We achieved diluted earnings per share (“EPS”) attributable to stockholders of $0.27, an increase of 23% over first quarter 2015

•	Net cash flows provided by operating activities were $134.0 million

•	We returned $53.9 million to stockholders through dividends and share repurchases

Strategy

The following discussion highlights how we acted on the three main drivers to our strategy during the first quarter of 2016.

GROW Revenues and Net Income

Our revenues are comprised of:

•	commissions earned at our auctions where we act as an agent for consignors of equipment and other assets, as well as commissions on online marketplace sales; and
•	fees earned in the process of conducting auctions through all our auction channels and from value-added services, as well as subscription revenues from our listing and software services.

Commissions from sales at our auctions represent the percentage we earn on GAP. GAP represents the total proceeds from all items sold at our auctions and the GTV of all items sold through our online marketplaces1. GTV represents total proceeds from all items sold at our online marketplaces, as well as a buyers’ premium component applicable only to our online marketplace transactions. The majority of commissions are earned as a pre-negotiated fixed rate of the gross selling price. Other commissions are earned from underwritten commission contracts, when we guarantee a certain level of proceeds to a consignor or purchase inventory to be sold at auction. We believe that revenues are best understood by considering their relationship to GAP. We use Revenue Rate, which is calculated by dividing revenues by GAP, to determine the amount of GAP changes that flow through to our revenues.

[1]	GAP and GTV are measures of operational performance and are not measures of our financial performance, liquidity or revenue. GAP and GTV are not presented in our consolidated income statements. We believe that comparing GAP and GTV for different financial periods provides useful information about the growth or decline of our revenue and net income for the relevant financial period.

Ritchie Bros.	31

We achieved a record level of first quarter revenues in 2016, primarily as a result of an increase in GAP combined with a strong Revenue Rate compared to 2015. Changes in our Revenue Rate are driven by fluctuations in the commissions we charge on GAP and our fee revenues, which are not directly linked to GAP. The increase in Revenue Rate in the first quarter of 2016 compared to the first quarter of 2015 was primarily the result of the performance of our commission contracts combined with an increase in fee revenues.

We continued to see foreign currency exchange rates negatively impacting our GAP and revenues in the first quarter of 2016 compared to the first quarter of 2015, primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar, but ultimately having an insignificant impact on operating income as a result of the partially mitigating natural hedge we experience between our foreign-currency denominated revenues and operating expenses.

On a U.S. dollar basis, we continued to see growth in the proportion of GAP earned in Canada (23% of total GAP in the first quarter of 2016 compared to 19% for first quarter 2015), which is consistent with our focus on driving geographic depth in our existing geographies. The proportion of revenues attributable to Canada also grew by 400 basis points in the first quarter of 2016 compared to the first quarter of 2015.

On February 19, 2016, we acquired Mascus, a leading global online equipment listing service. The acquisition expands the breadth of equipment disposition and management solutions we can offer our customers. Mascus operates a vibrant online equipment listing service with over 360,000 items for sale and 3.2 million monthly website visits across 58 countries and in 42 languages. The business also provides equipment sellers with a turn-key suite of business tools and software solutions. Mascus customers will benefit from our deep equipment experience and extensive global buying audience, providing further global exposure for Mascus equipment listings.

Our call option to acquire the 49% non-controlling interest (“NCI”) in Ritchie Bros. Financial Services (“RBFS”), a variable interest entity in which we are the primary beneficiary, became exercisable on April 6, 2016. RBFS’ accounts are included in our consolidated financial statements, with the NCI presented as contingently redeemable NCI and carried at redemption value. Significant judgments and estimates are involved in determining the redemption value, which was $41.4 million on March 31, 2016.

DRIVE Efficiencies and Effectiveness

During the first quarter of 2016, we initiated a revision to our short-term incentive plans for all management levels. This revision simplified the plans to focus on three rather than four financial measures. For directors and above, the revision prioritizes financial measures above individual goals, with a minimum of 70% of the short-term incentive based on financial results, as opposed to a 50% minimum. We believe that such a shift will better align employee incentives with our objective of increasing shareholder value.

In addition, we announced the following appointments, which improved the alignment of our organizational structure:

•	Becky Alseth as Acting Chief Marketing Officer effective January 4, 2016
•	Marianne Marck as Chief Information Officer effective April 18, 2016

During the first quarter of 2016, we continued to be diligent in our valuations and methodology as it pertains to sectors that continue to experience pressure, including oil and gas and mining, in order to compete effectively and grow the business in those sectors.

OPTIMIZE our Balance Sheet

On March 1, 2016, we were granted approval of a new normal course issuer bid by the Toronto Stock Exchange (“TSX”), to allow us to continue pursuing share repurchases through both the New York Stock Exchange and the TSX.  We intend to continue using our share repurchase program to primarily neutralize dilution from options.  In March 2016, we repurchased 1.46 million of our common shares at a total cost of $36.7 million in order to address option dilution, consistent with our capital allocation priorities.

Ritchie Bros.	32

Also during the first quarter of 2016, we paid dividends of $17.2 million to our stockholders. In total we returned $53.9 million to our stockholders as we executed on our capital allocation strategy during the first quarter of 2016. We also managed our net capital spending such that it remains well below our target of 10% of our revenues on a rolling 12-month basis.

Used Equipment Market Update

Overall, the used equipment market was stable through the first quarter of 2016. However, pricing remained lower than the used equipment valuation peak that occurred in the first quarter of 2015. We continued to see performance vary among asset classes. In particular, pricing for dump trucks and certain cranes was strong in the first quarter of 2016. Comparatively, there was an excess of transportation assets, especially in North America, during the three months ended March 31, 2016. That fleet turnover increase equated to some price deterioration for transportation assets in the first quarter of 2016. Also, oil and gas specific assets and assets tied to commodities, such as mining assets, continued to face price deterioration in the first three months of 2016.

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

In terms of equipment values, North America was our strongest geographical region in the first quarter of 2016, responding most favorably to changes in its overall economic environment, including, but not limited to, softening of the oil and gas and mining sectors, and stabilization in the residential and non-residential construction sectors.

Ritchie Bros.	33

Results of Operations

Financial overview	Three months ended March 31,
			% Change
(in U.S.$000's, except EPS)	2016	2015	2016 over 2015
Revenues	$131,945	$115,618	14%
Costs of services, excluding depreciation and amortization	15,313	11,609	32%
Selling, general and administrative expenses	68,307	63,756	7%
Depreciation and amortization expenses	10,080	10,616	(5)%
Gain on disposal of property, plant and equipment	(246)	(175)	41%
Foreign exchange gain	(683)	(3,207)	(79)%
Operating income	39,174	33,019	19%
Other income	352	524	(33)%
Income tax expense	9,532	9,433	1%
Net income attributable to stockholders	29,406	23,777	24%
Diluted EPS attributable to stockholders	$0.27	$0.22	23%
Effective tax rate	24.1%	28.1%	(14)%
GAP	$1,019,922	$955,561	7%
Revenue Rate	12.94%	12.10%	7%

Gross Auction Proceeds

GAP was $1.0 billion for the three months ended March 31, 2016, a first quarter record and a 7% increase over the first quarter of 2015. Included in our first quarter 2016 GAP is $23.7 million of GTV from our online marketplaces, which represents a 9% increase over GTV of $21.8 million in the first quarter of 2015. The increase in GAP is primarily due to an increase in the number of core auction lots year-over-year. The total number of lots at industrial and agricultural auctions grew 28%, increasing to 97,200 in the first quarter of 2016 from 75,800 in the first quarter of 2015. However, core auction GAP decreased 16% on a per-lot basis to $10,300 in the first quarter of 2016 from $12,300 in the first quarter of 2015.

GAP, on a U.S. dollar basis, grew in Canada in the first quarter of 2016 compared to the first quarter of 2015. However, this growth was partially offset by reductions in GAP in the United States and Europe over the same comparative period. GAP in the rest of the world grew during the three months ended March 31, 2016 compared to the same period in 2015. First quarter 2016 GAP would have been $21.5 million higher, resulting in a 9% increase over first quarter 2015, if foreign exchange rates had remained consistent with those in 2015. This adverse effect on GAP is primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar.

During the first quarter of 2016, we continued to actively pursue the use of underwritten commission contracts from a strategic perspective, entering into such contracts only when the risk/reward profile of the terms were agreeable. The volume of underwritten commission contracts decreased to 23% of our GAP in the first quarter of 2016 from 32% in the first quarter of 2015, primarily due to the underwritten contracts associated with the Casper, Wyoming, offsite auction that was held on March 25, 2015. Straight commission contracts continue to account for the majority of our GAP.

Ritchie Bros.	34

Revenues and Revenue Rate

(in U.S. $000's)	Three months ended March 31,
			Better/(Worse)
	2016	2015	2016 over 2015
United States	$74,768	$72,658	3%
Canada	32,247	22,959	40%
Europe	11,543	11,049	4%
Other	13,387	8,952	50%
Revenues	$131,945	$115,618	14%

Our commission rate and overall Revenue Rate are presented in the graph below:

Quarterly commission rate and Revenue Rate five-year history (1)

(1)	The revised administrative fee took effect on July 1, 2011.

The distribution of our revenues across the geographic regions in which we operate was as follows, where the geographic location of revenues corresponds to the location in which the sale occurred, or in the case of online sales, where the company earning the revenues is incorporated:

Revenue distribution	Canada	Outside of Canada	United States	Europe	Other
Three months ended March 31, 2016	24%	76%	57%	9%	10%
Three months ended March 31, 2015	20%	80%	63%	10%	7%

Revenues increased 14% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to volume increases in GAP combined with a strong Revenue Rate. Included in first quarter 2016 revenues are $3.3 million of revenues from EquipmentOne, which represents a 12% increase over EquipmentOne revenues of $3.0 million in the first quarter of 2015.

Ritchie Bros.	35

Our Revenue Rate increased 84 basis points to 12.94% in the first quarter of 2016 compared to 12.10% in the first quarter of 2015, and our first quarter 2016 overall average commission rate was 9.78%, compared to 9.75% in the first quarter of 2015. These increases are primarily due to the performance of our straight commission contracts combined with an increase in fee revenue, which is not directly linked to GAP. Our underwritten contract commission rates and volume decreased in the first three months of 2016 compared to the same period in 2015.

Our fee revenue earned in the first quarter of 2016 represented 3.15% of GAP compared to 2.35% of GAP in the first quarter of 2015. The increase was primarily due to the mix of equipment sold at our auctions combined with an increase in financing and other fees resulting from the improved performance of our value-added services. Financing fees from RBFS increased 55% to $2.5 million in the first quarter of 2016 from $1.6 million in the first quarter of 2015. Mascus contributed $1.3 million of subscription, license, and other fee revenues in the first quarter of 2016. Xcira contributed $1.3 million of technology service fees in the first quarter of 2016.

Revenue grew in Canada in the first three months of 2016 compared to the same period in 2015, primarily as a result of increases in GAP and Revenue Rate in that region. We saw smaller growth in revenues in the United States in the first quarter of 2016 compared to the first quarter of 2015, primarily as a result of the success of our Casper, Wyoming, offsite auction that was held on March 25, 2015.

First quarter 2016 revenues would have been $3.0 million higher, resulting in a 17% increase over first quarter 2015, if foreign exchange rates had remained consistent with those in the same period in 2015.

Costs of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenues, and earning other fee revenues. Direct expenses include direct labour, buildings and facilities charges, and travel, advertising and promotion costs. Costs of services incurred to earn online marketplace revenues include inventory management, referral, inspection, sampling, and appraisal fees. Costs of services incurred in earning other fee revenues include direct labour (including commissions on sales), software maintenance fees, and materials.

Costs of services exclude depreciation, and amortization expenses. In comparative periods, costs of services consisted entirely of direct expenses. As a result of the Xcira and Mascus acquisitions, significant other costs of services are now incurred in earning our revenues.

Costs of services related to our Core Auction segment were $14.8 million, or 1.45% of GAP, in the first quarter of 2016. This compares to Core Auction segment costs of services of $11.6 million, or 1.21% of GAP, in the first quarter of 2015. The $3.2 million, or 27%, increase over this comparative period is primarily due to a strategic increase in advertising and promotional expenditure targeted at our larger auctions, including our five-day, premier global auction in Orlando, United States. Also contributing to the increase in Core Auction segment costs of services was an increase in the number of agricultural auctions and auctions at sites located in frontier regions, which are typically more costly to operate than auctions held at our permanent and regional auction sites, as well as the recognition of costs of services from Xcira of $0.7 million.

We held 51 auctions at our permanent and regional auction sites in the first quarter of 2016, compared to 48 in the first quarter of 2015. The proportion of GAP earned at those sites increased greatly over the same comparative period. During the first quarter of 2016, 93% of our GAP was attributable to auctions held at our permanent and regional auction sites, including those located in frontier regions, compared to 86% in the first quarter of 2015. We believe the targeted increase in advertising and promotional expenditure contributed to the increase in GAP.

EquipmentOne and Mascus contributed $0.4 million and $0.1 million, respectively, to our total costs of services in the first quarter of 2016. Costs of services generated by EquipmentOne have historically been insignificant and recorded within selling, general and administrative (“SG&A”) expenses.

Ritchie Bros.	36

Selling, general and administrative expenses

SG&A expenses by nature are presented below:

(in U.S. $000's)	Three months ended March 31,
			% Change
	2016	2015	2016 over 2015
Employee compensation	$44,490	$41,729	7%
Buildings, facilities and technology	11,236	10,046	12%
Travel, advertising and promotion	5,562	6,081	(9)%
Professional fees	3,452	3,100	11%
Other SG&A expenses	3,567	2,800	27%
	$68,307	$63,756	7%

Our SG&A expenses increased $4.6 million, or 7%, in the first quarter of 2016 compared to the first quarter of 2015, only half the rate of our revenue growth. Foreign exchange rates had a positive impact on SG&A expenses in the first quarter of 2016 as a significant portion of administration expenses are in Canada and the Netherlands. First quarter 2016 SG&A expenses would have been $2.7 million higher, resulting in an 11% increase over first quarter 2015, if foreign exchange rates had remained consistent with those in 2015.

Employee compensation expenses increased $2.8 million in the first quarter of 2016 compared to the first quarter of 2015. This increase included a positive effect from foreign exchange rates of $1.8 million. Removing foreign exchange impacts, the primary drivers of the increase in employee compensation were $2.2 million higher incentive compensation, 5% net growth of our headcount, annual merit increases, $0.9 million from Xcira, $0.7 million higher stock option compensation and share unit expenses, and $0.7 million from Mascus. Employee compensation expenses in the first quarter of 2015 included $2.1 million in termination benefits resulting from the Separation Agreement with our former Chief Sales Officer.

The increase in incentive compensation in the first quarter of 2016 compared to the first quarter of 2015 is a direct result of an increase in the bonus-eligible employee base, as well as the improved performance of the business and anticipated achievement of annual key performance metrics targets. The increase in share-based payment expenses over the same period is primarily due to an increase in the number of participants in the plans as a result of promotions and headcount increases (including new executives), as well as an increase in the fair value of our share units related to the performance of our common share price. Our share price closed at $27.08 per common share on March 31, 2016, compared to $24.94 per common share on March 31, 2015.

Buildings, facilities and technology costs increased $1.2 million in the first quarter of 2016 compared to the first quarter of 2015. This increase is primarily due to the fact that we had fewer software capitalization projects to which a portion of fixed, annual software license fees and other information technology costs were able to be capitalized to in the first quarter of 2016 compared to the first quarter of 2015. The reduction in the number of projects is a result of significant system transformation projects (in which legacy software systems were replaced or upgraded) having reached completion at the end of the first quarter of 2015, and controlled capital spending.

Included in first quarter 2016 SG&A expenses are $2.5 million of SG&A expenses from EquipmentOne, which decreased 21% over EquipmentOne SG&A expenses of $3.2 million in the first quarter of 2015, primarily due to certain expenses being recorded as costs of services in the first quarter of 2016 as compared to SG&A expenses in the first quarter of 2015, combined with an increase in capitalized wages related to the development of software assets.

Ritchie Bros.	37

Depreciation and amortization expenses

Our depreciation and amortization expenses decreased $0.5 million, or 5%, in the first three months of 2016 compared to the same period in 2015, primarily due to the positive impact of foreign exchange rate changes combined with assets related to our website development becoming fully depreciated in 2015. The positive impact from foreign exchange is primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar.

Included in first quarter 2016 depreciation and amortization expenses are $0.6 million of EquipmentOne depreciation and amortization expenses, which represents a 30% decrease over EquipmentOne depreciation and amortization expenses of $0.9 million in the first quarter of 2015.

Foreign exchange gain and effect of exchange rate movement on income statement components

In the first quarter of 2016, approximately 38% of our revenues were denominated in currencies other than the U.S. dollar, compared to 32% in the first quarter of 2015. In the first quarters of 2016 and 2015, approximately 54% of our operating expenses were denominated in currencies other than the U.S. dollar.

Transactional impact of foreign exchange rates

We recognized $0.7 million of transactional foreign exchange gains in the first three months of 2016, compared to $3.2 million during the same period in 2015. Foreign exchange losses and gains are primarily the result of settlement of foreign-denominated monetary assets and liabilities.

Translational impact of foreign exchange rates

Since late 2014, there has been significant weakening of the Canadian dollar and the Euro relative to the U.S. dollar. This weakening has affected our reported operating income when non-U.S. dollar amounts were translated into U.S. dollars for financial statement reporting purposes.

The translational impact of foreign exchange rates on our results is presented below:

(in U.S. $000's)	Three months ended March 31,
	2016, as	2016, using		2015, as	Organic
	reported	2015 rates	Difference	reported	% change
GAP	$1,019,922	$1,041,430	$(21,508)	$955,561	9%
Revenues	131,945	134,896	(2,951)	$115,618	17%
Costs of services, excluding depreciation and amortization	15,313	15,553	(240)	11,609	34%
SG&A expenses	68,307	71,020	(2,713)	63,756	11%
Depreciation and amortization expenses	10,080	10,575	(495)	10,616	-
Gain on disposition of property, plant and equipment	(246)	(249)	3	(175)	42%
Foreign exchange gain	(683)	(692)	9	(3,207)	(78)%
Operating income	$39,174	$38,689	$485	$33,019	17%

Ritchie Bros.	38

(in U.S. $000's)	Three months ended March 31,
	2015, as	2015, using		2014, as	Organic
	reported	2014 rates	Difference	reported	% change
GAP	$955,561	$1,008,439	$(52,878)	$855,377	18%
Revenues	115,618	122,363	(6,745)	$98,588	24%
Costs of services, excluding depreciation and amortization	11,609	12,277	(668)	10,300	19%
SG&A expenses	63,756	68,404	(4,648)	59,972	14%
Depreciation and amortization expenses	10,616	11,416	(800)	10,597	8%
Gain on disposition of property, plant and equipment	(175)	(180)	5	(71)	154%
Foreign exchange gain	(3,207)	(3,221)	14	(1,291)	149%
Operating income	$33,019	$33,667	$(648)	$19,081	76%

U.S. dollar exchange rate comparison

Value of one U.S. dollar	Three months ended March 31,
			% Change
	2016	2015	2016 over 2015
Period-end exchange rate
Canadian dollar	$1.3005	$1.2685	3%
Euro	0.8787	0.9316	(6)%
Average exchange rate
Canadian dollar	$1.3748	$1.2411	11%
Euro	0.9071	0.8890	2%

The majority of the change in the value of the U.S. dollar to the Canadian dollar and the Euro occurred during the first quarter of 2015. Since that time, the U.S. dollar continued a more moderate appreciation against the Canadian dollar.

Operating income

Operating income increased 19% to $39.2 million in the first quarter of 2016 compared to $33.0 million in the first quarter of 2015. Operating income margin, which is our operating income divided by revenues, increased to 29.7% in the first quarter of 2016 compared to 28.5% in the first quarter of 2015. These increases are primarily due to the GAP and revenue increases over the same comparative period, partially offset by increases in SG&A expenses and costs of services, and a decrease in foreign exchange gains.

First quarter 2016 operating income would have been $0.5 million lower, resulting in a 17% increase over first quarter 2015, if foreign exchange rates had remained consistent with those in the same period in 2015.

Adjusted results

We use income statement and balance sheet performance scorecards to align our operations with our strategic priorities. We concentrate on a limited number of metrics to ensure focus and to facilitate quarterly performance discussions.

Ritchie Bros.	39

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

There were no adjusting items during the three months ended March 31, 2016 and 2015.

Other income (expense)

Other income (expense) is comprised of the following:

(in U.S. $000's)	Three months ended March 31,
			% Change
	2016	2015	2016 over 2015
Interest income	$498	$847	(41)%
Interest expense	(1,363)	(1,269)	7%
Equity income	519	233	123%
Other, net	698	713	(2)%
Other income	$352	$524	(33)%

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

The following table presents our EBITDA and EBITDA Margin results for the three months ended March 31, 2016 and 2015, as well as reconciles those metrics to operating income, depreciation and amortization expenses, and revenues, which are the most directly comparable GAAP measures in our consolidated income statements:

(in U.S.$000's)	Three months ended March 31,
			% Change
	2016	2015	2016 over 2015
Operating income	$39,174	$33,019	19%
Depreciation and amortization expenses	10,080	10,616	(5)%
EBITDA	$49,254	$43,635	13%
Revenues	$131,945	$115,618	14%
EBITDA Margin	37.3%	37.7%	(1)%

Ritchie Bros.	40

The increase in EBITDA during the first quarter of 2016 compared to the first quarter 2015 is due to the same factors that increased operating income over the same comparative period, as discussed above. EBITDA Margin decreased slightly as a result of revenue growth outpacing EBITDA growth.

Our EBITDA increased $5.6 million in the first quarter of 2016 compared to the first quarter of 2015. If transactional foreign exchange gains were excluded from operating income, our EBITDA would have increased by $8.1 million, or 50% of the increase in revenues of $16.3 million. In other words, 50% of the change in our revenues would have ‘flowed through’ to EBITDA. Our reported results reflect the fact that the increase in revenues exceeded the increase in operating expenses, and was combined with a decrease in depreciation and amortization expenses in the first quarter of 2016 compared to the first quarter of 2015.

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

The following table presents our Debt/Adjusted EBITDA results as at and for the 12 months ended March 31, 2016 and 2015, as well as reconciles that metric to debt, operating income, and depreciation and amortization expenses, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $ millions)	As at and for the 12 months ended March 31,
					% Change
	2016		2015		2016 over 2015
Short-term debt	$42.5		$7.6		459%
Long-term debt	102.3		104.1		(2)%
Debt	$144.8		$111.7		30%
Operating income	$181.0		$141.9		28%
Adjusting items:
Management reorganization	-		5.5		(100)%
Gain on sale of excess property	(8.4)		(3.4)		146%
Impairment loss	-		8.1		(100)%
Adjusted Operating Income	$172.6		$152.1		13%
Depreciation and amortization expenses	41.5		44.6		(7)%
	$214.1		$196.7		9%
Debt/Adjusted EBITDA	0.7	x	0.6	x	17%

The increase in our Debt/Adjusted EBITDA multiple is primarily the result of an increase in short-term debt as at March 31, 2016 compared to March 31, 2015, which was primarily to fund the Mascus acquisition. This impact was partially offset by an increase in our operating income during the first quarter of 2016 compared to the first quarter of 2015.

Income tax expense and effective tax rate

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. The estimate reflects, among other items, our best estimate of operating results.  It does not include the estimated impact of foreign exchange rates or unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

For the three months ended March 31, 2016, income tax expense was $9.5 million, compared to an income tax expense of $9.4 million for the same comparative period in 2015. Our effective tax rate was 24.1% in the first quarter of 2016, compared to 28.1% in the first quarter of 2015. The decrease in the effective tax rate was primarily due to a greater estimated proportion of earnings taxed in jurisdictions with lower tax rates.

Ritchie Bros.	41

Net income attributable to stockholders

Net income attributable to stockholders increased 24% to $29.4 million in the first quarter of 2016 compared to $23.8 million in the first quarter of 2015, primarily due the increase in operating income over the same comparative period.

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

There were no adjusting items during the three months ended March 31, 2016 and 2015.

Operations Update

The majority of our business continues to be generated by our core auction operations. During the first quarter of 2016, we conducted 42 unreserved industrial auctions at locations in North America, Europe, the Middle East, Australia, New Zealand, and Asia, as compared to 40 in the first quarter of 2015. We also held nine unreserved agricultural auctions in the first quarter of 2016, compared to eight in the first quarter of 2015.

Our key industrial auction metrics2 are shown below:

	Three months ended March 31,
			% Change
	2016	2015	2016 over 2015
Bidder registrations	125,500	106,500	18%
Consignments	11,300	8,900	27%
Buyers	31,750	25,200	26%
Lots	93,000	72,500	28%

We continued to see increases in all key industrial auction metrics in the first quarter of 2016 compared to the first quarter of 2015, primarily as a result of our focused efforts on growing the business combined with a stable used equipment market.

Although our auctions vary in size, our average industrial auction results on a rolling 12-month basis are described in the following table:

	12 months ended March 31,
			Change
	2016	2015	2016 over 2015
GAP	$16.9 million	$16.5 million	$0.4 million
Bidder registrations	2,282	2,016	13%
Consignors	217	191	14%
Lots	1,624	1,382	18%

[2]	For a breakdown of these key industrial auction metrics by month, please refer to our website at www.rbauction.com. None of the information in our website is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	42

For the same reasons discussed above, we continued to see improvements in all of our average industrial auction metrics for the 12 months ended March 31, 2016 compared to the 12 months ended March 31, 2015.

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

Internet bidders comprised 61% of the total bidder registrations at our industrial auctions in the first quarter of 2016, compared to 62% in the first quarter of 2015. This consistent level of internet bidders continues to demonstrate our ability to drive multichannel participation at our auctions.

Our EquipmentOne website (www.equipmentone.com) provides access to our online equipment marketplace.

The following table provides information about the average monthly users of our websites:

	As at March 31,
			% Change
	2016	2015	2016 over 2015
www.rbauction.com	999,962	857,315	17%
www.equipmentone.com	107,775	112,908	(5)%

In the first quarter of 2016 compared to the first quarter of 2015, we continued to see a significant increase in the number of average monthly users of www.rbauction.com. This increase is primarily due to greater search traffic, which we believe is a direct result of our search engine optimization efforts that were focused on adapting our website to mobile devices.

Over the same comparative period, we saw a slight decrease in the number of average monthly users of www.equipmentone.com. We believe this decrease is primarily due to a first quarter 2015 marketing effort that reached a larger audience, and therefore, drew greater interest to the EquipmentOne website than in the first quarter of 2016. However, in the first quarter of 2016, the marketing effort was more targeted, reaching a smaller audience, but an audience that was more likely to transact on the online marketplace. As such, we believe this targeted marketing contributed to the increase in EquipmentOne revenues in the first quarter of 2016 compared to the first quarter of 2015.

During the first quarter of 2016, the average number of monthly visits to Mascus’ global websites was 3,611,620.

Online bidding and equipment marketplace purchase metrics

We continue to see an increase in the use and popularity of both our online bidding system and our online equipment marketplace. During the first three months of 2016, we attracted record first quarter online bidder registrations and sold approximately $448.8 million of equipment, trucks and other assets to online auction bidders and EquipmentOne customers. This represents an 11% increase over the $405.7 million of assets sold online in the first quarter of 2015, and a first quarter sales record.

[3]	None of the information in our websites is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	43

Productivity

During the first quarter of 2015, we expanded our training strategy and introduced new leadership training programs for our sales management team. We continued to see the effects of these improvements in the first quarter of 2016, as demonstrated by an increase in Sales Force Productivity to $12.1 million per Revenue Producer4 in the first quarter of 2016, from $11.9 million in the first quarter of 2015. We measure Sales Force Productivity as rolling 12-month core auction GAP per Revenue Producer. It is an operational statistic that we believe provides a gauge of the effectiveness of Revenue Producers in increasing our GAP, and ultimately our net income.

Our headcount statistics, which exclude Xcira and Mascus employees, as at the end of each period are presented below:

	As at March 31,
	2016	2015
Total full-time employees	1,559	1,479
Revenue Producers	345	353
Territory Managers	296	308
Trainee Territory Managers	26	30

Total headcount (excluding Xcira and Mascus employees) increased by net 80 between March 31, 2015 and March 31, 2016, which consisted of increases of net 72 administrative and operational personnel – including net 22 from Ritchie Bros. Financial Services – and net eight sales personnel. While other sales personnel increased by net 16, the number of Revenue Producers decreased by net eight, resulting in the overall net eight increase in total sales personnel. However, total Revenue Producers increased by net three from the 342 reported at December 31, 2015, while the number of Territory Managers remained stable over the three-month period ended March 31, 2016.

Xcira had a total headcount of 50 at March 31, 2016, which has not changed since December 31, 2015. Mascus had a total headcount of 40 at March 31, 2016.

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the NYSE and the TSX. On May 6, 2016, we had 106,101,974 common shares issued and outstanding and stock options outstanding to purchase a total of 4,073,178 common shares. No preferred shares have been issued or are outstanding. The outstanding stock options had a weighted average exercise price of $23.77 per share and a weighted average remaining term of 7.6 years.

Share repurchase program

In March 2016, we executed the following share repurchases at a total cost of $36.7 million:

	Issuer purchases of equity securities
	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publically announced program (2)	(d) Maximum approximate dollar value of shares that may yet be purchased under the program (1)
March 2016 (3)	1,460,000	$25.15	1,460,000	$15.8 million

(1)	On January 12, 2015, we announced that our Board of Directors had authorized a share repurchase program for the repurchase of up $100 million worth of our common shares (subject to TSX approval) over the next three years. The initial normal course issuer bid approved by the TSX (the “initial NCIB”) was for a one-year period from March 3, 2015 through March 2, 2016. No purchases were made under the initial NCIB during the first quarter of 2016, and the initial NCIB expired in accordance with its terms on March 2, 2016.

[4]	Revenue Producers is a term used to describe our revenue-producing sales personnel. This definition is comprised of Regional Sales Managers and Territory Managers.

Ritchie Bros.	44

(2)	On February 25, 2016, we announced our intention to renew our normal course issuer bid on the expiry of the initial NCIB. On March 1, 2016, the TSX approved a new normal course issuer bid (the “new NCIB”) for a one-year period from March 3, 2016 to March 2, 2017. The information in the above table relates to purchases made, and eligible to be made in the future, pursuant to the new NCIB.
(3)	Repurchases under the new NCIB during the month of March 2016 began on March 8, 2016 and ended on March 15, 2016. All repurchased shares were cancelled on March 15, 2016. No further share repurchases were made pursuant to the new NCIB, or by any other means, during the first quarter of 2016.

Liquidity and Capital Resources

Working capital

(in U.S. $000's)	March 31,	December 31
	2016	2015	% Change
Cash and cash equivalents	$294,074	$210,148	40%
Restricted cash	117,944	83,098	42%
Current assets	$597,233	$430,099	39%
Current liabilities	509,297	289,966	76%
Working capital	$87,936	$140,133	(37)%

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our working capital decreased during the three months ended March 31, 2016 primarily as a result of our repurchase of 1.46 million common shares for $36.7 million and the payment of dividends of $19.5 million, partially offset by the increase in net income generated during the period.

Cash flows

(in U.S. $000's)	Three months ended March 31,
			% Change
	2016	2015	2016 over 2015
Cash provided by (used in):
Operating activities	$134,014	$110,234	22%
Investing activities	(33,316)	(4,973)	570%
Financing activities	(25,710)	(60,319)	(57)%
Effect of changes in foreign currency rates	8,938	(8,497)	(205)%
Net increase in cash and cash equivalents	$83,926	$36,445	130%

Operating activities

Net cash provided by operating activities increased $23.8 million, or 22%, during the first quarter of 2016 compared to the first quarter of 2015. This increase is primarily due to changes in our operating assets and liabilities, and in particular, auction proceeds payable, trade and other payables, advances against auction contracts, inventory, and trade and other receivables. Net cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing, size and number of auctions during the period, the timing of the receipt of auction proceeds from buyers and the timing of the payment of net amounts due to consignors.

Investing activities

Net cash used in investing activities increased $28.3 million, or 570%, during the first quarter of 2016 compared to the first quarter of 2015. This increase is primarily due to the acquisition of Mascus for cash consideration of $27.8 million, which is net of cash and cash equivalents acquired.

Ritchie Bros.	45

CAPEX Intensity presents net capital spending as a percentage of revenue. We believe that comparing CAPEX Intensity on a 12-month rolling basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

(in U.S. $ millions)	12 months ended March 31,
			% Change
	2016	2015	2016 over 2015
Net capital spending	$14.6	$24.2	(40)%
Revenues	532.2	498.1	7%
CAPEX Intensity	2.7%	4.9%	(45)%

The decrease in CAPEX Intensity for the 12 months ended March 31, 2016 compared to the 12 months ended March 31, 2015 is primarily due to the increase in revenues combined with the decrease in net capital spending, as discussed above.

Financing activities

Net cash used in financing activities decreased $34.6 million, or 57%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to $30.2 million in proceeds from short-term debt received during the first quarter of 2016, which we borrowed to fund the Mascus acquisition. In addition, our March 2016 share repurchase was $10.8 million less than our March 2015 share repurchase as a result of fewer shares being repurchased.

We declared and paid regular cash dividends of $0.14 per common share for the quarter ended March 31, 2015, and declared and paid regular cash dividends of $0.16 per common share for the quarters ended June 30, 2015, September 30, 2015, and December 31, 2015. We have declared, but not yet paid, a dividend of $0.16 per common share for the quarter ended March 31, 2016.

Total dividend payments during the three months ended March 31, 2016 were $17.2 million to stockholders and $2.3 million to non-controlling interests. This compares to total dividend payments of $15.1 million to stockholders and $1.3 million to non-controlling interests during the three months ended March 31, 2015. All dividends we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Adjusted results

Adjusted Dividend Payout Ratio

Adjusted Dividend Payout Ratio is non-GAAP measure. We believe that comparing the Adjusted Dividend Payout Ratio for different financial periods is the best indicator of how well our net income supports our dividend payments. Refer to table under “Return on Invested Capital” below for a reconciliation of Adjusted Net Income attributable to stockholders to the most directly comparable GAAP measures in the consolidated income statements on a rolling 12-month basis. Adjusted Dividend Payout Ratio is calculated by dividing dividends paid to stockholders by Adjusted Net Income attributable to stockholders (as defined and reconciled to our consolidated income statements above).

Ritchie Bros.	46

The following table presents our Adjusted Dividend Payout Ratio results on a rolling 12-month basis, and reconciles that metric to dividends paid to stockholders, which is the most directly comparable GAAP measure in our consolidated statements of cash flows:

(in U.S. $ millions)	12 months ended March 31,
			% Change
	2016	2015	2016 over 2015
Dividends paid to stockholders	$66.4	$59.1	12%
Adjusted Net Income attributable to stockholders	126.7	110.9	14%
Adjusted Dividend Payout Ratio	52.4%	53.3%	(2)%

The slight decrease in our Adjusted Dividend Payout Ratio reflects the retention of net income for purposes of funding future growth including, but not limited to mergers and acquisitions, development of EquipmentOne, and other growth opportunities.

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

The following table presents our OFCF results on a rolling 12-month basis, and reconciles that metric to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in our consolidated statements of cash flows:

(in U.S. $ millions)	12 months ended March 31,
			% Change
	2016	2015	2016 over 2015
Cash provided by operating activities	$220.1	$195.9	12%
Property, plant and equipment additions	21.2	21.6	(2)%
Intangible asset additions	10.1	12.0	(16)%
Proceeds on disposition of property plant and equipment	(16.7)	(9.4)	78%
Net capital spending	$14.6	$24.2	(40)%
Operating Free Cash Flow	$205.5	$171.7	20%

OFCF increases for the 12 months ended March 31, 2016 compared to the 12 months ended March 31, 2015 were the result of greater cash provided by operating activities combined with less capital spending. The net capital spending decrease was primarily the result of a 78% increase in proceeds on disposition of property, plant and equipment, which was mostly due to the sale of excess land in Edmonton during the fourth quarter of 2015. There were also fewer intangible asset and property, plant and equipment additions.

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

Ritchie Bros.	47

Average Invested Capital is calculated as the average long-term debt (including current and non-current portions) and stockholders’ equity over the rolling 12-month period. We calculate ROIC as Adjusted Net Income attributable to stockholders divided by Average Invested Capital.

The following table presents our Adjusted Net Income attributable to stockholders and ROIC results on a 12-month rolling basis, and reconciles those metrics to net income attributable to stockholders, long-term debt, and stockholders’ equity, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $ millions)	12 months ended March 31,
			% Change
	2016	2015	2016 over 2015
Net income attributable to stockholders	$141.8	$101.6	40%
After-tax adjusting items:
Management reorganization	-	4.2	(100)%
Gain on sale of excess property	(7.3)	(2.9)	152%
Impairment loss	-	8.1	(100)%
Tax loss utilization	(7.9)	-	(100)%
Adjusted Net Income attributable to stockholders	$126.7	$110.9	14%
Opening long-term debt	104.1	143.1	(27)%
Ending long-term debt	102.3	104.1	(2)%
Average long-term debt	$103.2	$123.6	(17)%
Opening stockholders' equity	631.6	686.3	(8)%
Ending stockholders' equity	676.5	631.6	7%
Average stockholders' equity	$654.1	$659.0	(1)%
Average invested capital	$757.3	$782.6	(3)%
ROIC	16.7%	14.2%	18%

The increase in ROIC for the 12 months ended March 31, 2016 compared to the 12 months ended March 31, 2015 was the result of an increase in net income attributable to stockholders combined with a decrease in average invested capital. Average invested capital decreased primarily due to reductions in long-term debt resulting from lower levels of borrowings combined with the effect that the weakening Canadian dollar, relative to the U.S. dollar, had on our Canadian dollar-denominated debt.

Debt and credit facilities

At March 31, 2016, our short-term debt of $42.5 million consisted of borrowings under our committed, revolving credit facility, and had a weighted average annual interest rate of 2.0%. This compares to current borrowings of $7.6 million as at March 31, 2015, with a weighted average annual interest rate of 1.7%.

The $46.1 million current portion of long-term debt as at March 31, 2016 consisted entirely of our Canadian dollar 60 million term loan under our uncommitted, revolving credit facility. We refinanced this term loan on a long-term basis when it fell due on May 4, 2016 by drawing on our committed, revolving credit facility. As at March 31, 2016, we had a total of $102.3 million outstanding fixed rate long-term debt, including both current and non-current portions, bearing annual interest rates ranging from 3.59% to 6.385%, with a weighted average annual interest rate of 5.0%. This compares to long-term debt of $104.1 million as at March 31, 2015, with a weighted average annual interest rate of 5.0%.

Ritchie Bros.	48

Future scheduled interest payments over the next five years relating to our long-term debt outstanding at March 31, 2016 were as follows:

(in U.S. $000's)	Scheduled interest payments
	In 2016	In 2017	In 2018	In 2019	In 2020	Thereafter
On long-term debt	$1,914	$2,182	$2,182	$2,182	$2,182	$3,006

Our credit facilities are with financial institutions in the United States, Canada and the Netherlands. Certain of the facilities include commitment fees applicable to the unused credit amount. We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2016.

We believe our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements, as well as to fund future growth including, but not limited to, mergers and acquisitions, development of EquipmentOne, and other growth opportunities.

Scorecard Summary

The following tables summarize the adjusted results discussed above that appear in our performance scorecards:

Income statement scorecard

(in U.S. $ millions, except EPS)	Three months ended March 31,
			Better/(Worse)
	2016	2015	2016 over 2015
GAP	$1,019.9	$955.6	7%
Revenues	$131.9	$115.6	14%
Revenue Rate	12.94%	12.10%	84	bps
Adjusted Operating Income	$39.2	$33.0	19%
Adjusted Operating Income Margin	29.7%	28.5%	120	bps
Diluted Adjusted EPS attributable to stockholders	$0.27	$0.22	23%

Balance sheet scorecard

(in U.S. $ millions)	12 months ended March 31,
					Better/(Worse)
	2016		2015		2016 over 2015
Operating Free Cash Flow	$205.5		$171.7		20%
CAPEX Intensity	2.7%		4.9%		220	bps
Return on Invested Capital	16.7%		14.2%		250	bps
Debt/Adjusted EBITDA	0.7	x	0.6	x	(0.1	)x

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Ritchie Bros.	49

Critical Accounting Policies, Judgments, Estimates and Assumptions

Aside from those discussed below, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

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

The following discussion is intended to supplement the significant accounting policies, judgments, estimates and assumptions presented in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Form 10-Q, which summarize the accounting policies and methods used in the preparation of those consolidated financial statements. The policies and the estimates discussed below are included here because they require more significant judgments and estimates in the preparation and presentation of our consolidated financial statements than other policies and estimates.

Valuation of contingently redeemable NCI

As noted above, together with the NCI of RBFS, we hold options pursuant to which we may acquire, or be required to acquire, the NCI holders’ 49% interest in RBFS. These call and put options became exercisable on April 6, 2016. As a result of the existence of the put option, the NCI is accounted for as a contingently redeemable equity instrument (the “contingently redeemable NCI”).

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

Since the call and put options have not yet been exercised, the redemption value of our contingently redeemable NCI has been estimated to be $41,444,000 at March 31, 2016. During the first quarter of 2016, we commenced price negotiations with the NCI holders, which are still in progress. As a result, we have recorded the contingently redeemable NCI at the estimated redemption value based on the status of these negotiations.

The estimation of redemption value required management to make significant judgments, estimates and assumptions as of the reporting date. Those judgments, estimates, and assumptions could vary significantly between the reporting date and the date the call and put options are exercised. We believe that RBFS is a high-growth business and expect significant service offerings across expanded geographies in the near future.

Changes in Accounting Policies

There have been no changes in our accounting policies during the three months ended March 31, 2016. New and amended accounting standards, as well as recent accounting standards not yet adopted, have been disclosed in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” of this Form 10-Q.

Ritchie Bros.	50

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk during the three months ended March 31, 2016 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at March 31, 2016. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	51

PART II

ITEM 1:	LEGAL PROCEEDINGS

The Company has no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and management does not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:	RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part 1, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, before purchasing our common shares. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.

There were no material changes in risk factors during the three months ended March 31, 2016.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share repurchase program

For information regarding our purchases of common shares during the quarter ended March 31, 2016 pursuant to our normal course issuer bid, refer to “Part I, Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Outstanding Share Data—Share Repurchase Program” of this Form 10-Q which is incorporated into this Item by reference.

Ritchie Bros.	52

ITEM 6:	EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
10.1	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Marianne Marck, dated February 29, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ritchie Bros.	53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: May 9, 2016	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Dated: May 9, 2016	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	54