Form 10-Q
period 2016-06-30
RITCHIE BROS AUCTIONEERS INC
filed 2016-08-08
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 106,624,829 common shares, without par value, outstanding as of August 5, 2016.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended June 30, 2016

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Form 10-Q of Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we” or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. These statements are based on our current expectations and estimates about our business and markets, and include, among others, statements relating to:

•	our future strategy, objectives, targets, projections, and performance;

•	our ability to drive shareholder value;

•	market opportunities;

•	our internet initiatives and the level of participation in our auctions by internet bidders, and the success of EquipmentOne and our other online marketplaces;

•	our ability to grow our core auction business, including our ability to increase our market share among traditional customer groups, including those in the used equipment market, and do more business with new customer groups in new sectors;

•	the impact of our new initiatives, services, investments, and acquisitions on us and our customers;

•	our ability to integrate our acquisitions;

•	potential future acquisitions;

•	our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our existing services and support additional value-added service offerings;

•	the effect of Original Equipment Manufacturer production on our Gross Auction Proceeds (“GAP”)[1];

•	the supply trend of equipment in the market and the anticipated price environment for late model equipment, as well as the resulting effect on our business and GAP;

•	the growth potential of Ritchie Bros. Financial Services, as well as expectations towards and significance of its service offerings and geographical expansion in the near future;

•	fluctuations in our quarterly revenues and operating performance resulting from the seasonality of our business;

•	our ability to grow our sales force, minimize turnover, and improve Sales Force Productivity (as described below);

•	our ability to implement new performance measurement metrics to gauge our effectiveness and progress;

•	the relative percentage of GAP represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;

•	our Revenue Rates (as described below), the sustainability of those rates, the impact of our commission rate and fee changes, and the seasonality of GAP and revenues;

•	our future capital expenditures and returns on those expenditures;

•	the proportion of our revenues, operating expenses, and operating income denominated in currencies other than the United States (“U.S.”) dollar or the effect of any currency exchange and interest rate fluctuations on our results of operations;

•	financing available to us, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and

•	our ability to satisfy our present operating requirements and fund future growth through existing working capital and credit facilities.

[1]	GAP represents the total proceeds from all items sold at our auctions and online marketplaces. It is a measure of operational performance and not a measure of financial performance, liquidity, or revenue. It is not presented in our consolidated financial statements.

Ritchie Bros.	1

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part 1, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein and other relevant factors.

Ritchie Bros.	2

PART I

ITEM 1:         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues (note 6)	$158,805	$155,477	$290,750	$271,095
Costs of services, excluding depreciation and amortization (note 7)	19,758	17,027	35,071	28,636
	139,047	138,450	255,679	242,459
Selling, general and administrative expenses (note 7)	74,595	65,239	142,902	128,995
Depreciation and amortization expenses (note 7)	10,284	10,769	20,364	21,385
Gain on disposition of property, plant and equipment	(201)	(791)	(447)	(966)
Foreign exchange loss (gain)	734	438	51	(2,769)

Operating income	53,635	62,795	92,809	95,814

Other income (expense):
Interest income	487	680	985	1,527
Interest expense	(1,060)	(1,308)	(2,423)	(2,577)
Equity income (note 18)	477	173	996	406
Other, net	269	918	967	1,631
	173	463	525	987

Income before income taxes	53,808	63,258	93,334	96,801

Income tax expense (recovery) (note 8):
Current	16,106	19,365	26,115	30,078
Deferred	(2,889)	(1,953)	(3,366)	(3,233)
	13,217	17,412	22,749	26,845

Net income	$40,591	$45,846	$70,585	$69,956

Net income attributable to:
Stockholders	$39,710	$45,083	$69,116	$68,860
Non-controlling interests	881	763	1,469	1,096
	$40,591	$45,846	$70,585	$69,956

Earnings per share attributable to stockholders (note 10):
Basic	$0.37	$0.42	$0.65	$0.64
Diluted	$0.37	$0.42	$0.65	$0.64

Weighted average number of shares outstanding (note 10):
Basic	106,245,307	106,506,916	106,581,294	106,993,228
Diluted	106,979,810	106,978,061	107,069,410	107,390,303

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$40,591	$45,846	$70,585	$69,956
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(4,795)	5,212	7,400	(23,086)

Total comprehensive income	$35,796	$51,058	$77,985	$46,870

Total comprehensive income attributable to:
Stockholders	34,914	50,295	76,348	45,960
Non-controlling interests	882	763	1,637	910
	$35,796	$51,058	$77,985	$46,870

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$166,501	$210,148
Restricted cash	196,171	83,098
Trade and other receivables	131,183	59,412
Inventory (note 13)	74,164	58,463
Advances against auction contracts	1,877	4,797
Prepaid expenses and deposits	14,444	11,057
Assets held for sale (note 14)	632	629
Income taxes receivable	7,340	2,495
	592,312	430,099
Property, plant and equipment (note 15)	529,329	528,591
Equity-accounted investments (note 18)	7,491	6,487
Other non-current assets	3,507	3,369
Intangible assets (note 16)	65,862	46,973
Goodwill (note 17)	111,576	91,234
Deferred tax assets	15,343	13,362
	$1,325,420	$1,120,115

Liabilities and Equity
Current liabilities:
Auction proceeds payable	$275,293	$101,215
Trade and other payables	114,754	120,042
Income taxes payable	4,095	13,011
Short-term debt (note 19)	22,437	12,350
Current portion of long-term debt (note 19)	-	43,348
	416,579	289,966
Long-term debt (note 19)	102,728	54,567
Share unit liabilities	3,225	5,633
Other non-current liabilities	9,325	6,735
Deferred tax liabilities	33,030	31,070
	564,887	387,971

Contingencies (note 22)
Contingently redeemable:
Non-controlling interest (note 9)	44,141	24,785
Performance share units (note 21)	2,661	-
Stockholders' equity (note 20):
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 106,547,039 (December 31, 2015: 107,200,470)	117,554	131,530
Additional paid-in capital	25,691	27,728
Retained earnings	615,672	601,051
Accumulated other comprehensive income	(49,901)	(57,133)
Stockholders' equity	709,016	703,176
Non-controlling interest	4,715	4,183
	713,731	707,359
	$1,325,420	$1,120,115

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently redeemable
			Additional		Accumulated	Non-		Non-	Performance
	Common stock		paid-In		other	controlling		controlling	share
	Number of		capital	Retained	comprehensive	interest	Total	interest	units
	shares	Amount	("APIC")	earnings	income (loss)	("NCI")	equity	("NCI")	("PSUs")
Balance, December 31, 2015	107,200,470	$131,530	$27,728	$601,051	$(57,133)	$4,183	$707,359	$24,785	$-

Net income	-	-	-	69,116	-	236	69,352	1,233	-
Other comprehensive income (loss)	-	-	-	-	7,232	(2)	7,230	170	-
	-	-	-	69,116	7,232	234	76,582	1,403	-
Change in value of contingently redeemable NCI	-	-	-	(20,249)	-	-	(20,249)	20,249	-
Stock option exercises	806,569	22,750	(4,693)	-	-	-	18,057	-	-
Stock option tax adjustment	-	-	186	-	-	-	186	-	-
Stock option compensation expense (note 21)	-	-	2,470	-	-	-	2,470	-	-
Modification of PSUs (note 21)	-	-	-	(70)	-	-	(70)	-	2,175
Equity-classified PSU
expense (note 21)	-	-	-	-	-	-	-	-	486
NCI acquired in a business combination (note 23)	-	-	-	-	-	596	596	-	-
Acquisition of NCI (note 23)	-	-	-	-	-	(226)	(226)	-	-
Shares repurchased (note 20)	(1,460,000)	(36,726)	-	-	-	-	(36,726)	-	-
Cash dividends paid (note 20)	-	-	-	(34,176)	-	(72)	(34,248)	(2,296)	-
Balance, June 30, 2016	106,547,039	$117,554	$25,691	$615,672	$(49,901)	$4,715	$713,731	$44,141	$2,661

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Six months ended June 30,	2016	2015
Cash provided by (used in):
Operating activities:
Net income	$70,585	$69,956
Adjustments for items not affecting cash:
Depreciation and amortization expenses (note 7)	20,364	21,385
Inventory write down (note 13)	1,402	313
Stock option compensation expense (note 21)	2,470	2,056
Equity-classified PSU expense (note 21)	486	-
Deferred income tax recovery	(3,366)	(3,233)
Equity income less dividends received	(996)	(406)
Unrealized foreign exchange loss (gain)	(12)	187
Gain on disposition of property, plant and equipment	(447)	(966)
Net changes in operating assets and liabilities (note 11)	(52,931)	43,865
Net cash provided by operating activities	37,555	133,157

Investing activities:
Acquisition of Mascus (note 23)	(28,123)	-
Acquisition of NCI (note 23)	(226)	-
Property, plant and equipment additions	(4,997)	(4,612)
Intangible asset additions	(6,693)	(4,467)
Proceeds on disposition of property, plant and equipment	1,428	3,896
Net cash used in investing activities	(38,611)	(5,183)

Financing activities:
Issuances of share capital	18,057	27,946
Share repurchase (note 20)	(36,726)	(47,489)
Dividends paid to stockholders (note 20)	(34,176)	(30,044)
Dividends paid to contingently redeemable NCI	(2,368)	(1,340)
Proceeds from short-term debt	31,336	6,682
Repayment of short-term debt	(24,156)	(601)
Proceeds from long-term debt	46,572	-
Repayment of long-term debt	(46,568)	-
Repayment of finance lease obligations	(907)	(1,054)
Other, net	268	201
Net cash used in financing activities	(48,668)	(45,699)

Effect of changes in foreign currency rates on
cash and cash equivalents	6,077	(7,881)

Increase (decrease) in cash and cash equivalents	(43,647)	74,394
Cash and cash equivalents, beginning of period	210,148	139,815
Cash and cash equivalents, end of period	$166,501	214,209

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	7

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

1.	General information

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

Fees

Fees earned in the process of conducting our auctions include administrative, documentation, and advertising fees. Fees from value-added services include financing and technology service fees. Fees also include subscription revenues from our listing and software services, as well as amounts paid by buyers (a “buyer’s premium”) on online marketplace sales. Fees are recognized in the period in which the service is provided to the customer.

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

(d)	Share-based payments

The Company classifies a share-based payment award as an equity or liability payment based on the substantive terms of the award and any related arrangement.

Equity-classified share-based payments

The Company has a stock option compensation plan that provides for the award of stock options to selected employees, directors and officers of the Company. The cost of options granted is measured at the fair value of the underlying option at the grant date using the Black-Scholes option pricing model. The Company also has a senior executive performance share unit (“PSU”) plan that provides for the award of PSUs to selected senior executives of the Company. The Company has the option to settle executive PSU awards in cash or shares and expects to settle them in shares. The cost of PSUs granted is measured at the fair value of the underlying PSUs at the grant date using a binomial model.

This fair value of awards expected to vest under these plans is expensed over the respective remaining service period of the individual awards, on a straight-line basis, with recognition of a corresponding increase to APIC in equity. At the end of each reporting period, the Company revises its estimate of the number of equity instruments expected to vest. The impact of the revision of the original estimates, if any, is recognized in earnings, such that the consolidated expense reflects the revised estimate, with a corresponding adjustment to equity.

Any consideration paid on exercise of the stock options is credited to the common shares together with any related compensation recognized for the award. Dividend equivalents on the senior executive plan PSUs are recognized as a reduction to retained earnings over the service period.

Ritchie Bros.	10

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

2.	Significant accounting policies (continued)
(d)	Share-based payments (continued)

Equity-classified share-based payments (continued)

PSUs awarded under the senior executive and employee PSU plans (described in note 21) are contingently redeemable in cash in the event of death of the participant. The contingently redeemable portion of the senior executive PSU awards, which represents the amount that would be redeemable based on the conditions at the date of grant, to the extent attributable to prior service, is recognized as temporary equity. The balance reported in temporary equity increases on the same basis as the related compensation expense over the service period of the award, with any excess of the temporary equity value over the amount recognized in compensation expense charged against retained earnings. In the event it becomes probable an award is going to become eligible for redemption by the holder, the award would be reclassified to a liability award.

Liability-classified share-based payments

The Company maintains other share unit compensation plans that vest over a period of up to five years after grant. Under those plans, the Company is either required or expects to settle vested awards on a cash basis or by providing cash to acquire shares on the open market on the employee’s behalf, where the settlement amount is determined using the volume weighted average price of the Company’s common shares for the twenty days prior to the vesting date or, in the case of deferred share unit (“DSU”) recipients, following cessation of service on the Board of Directors.

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 21. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

The impact of fair value and forfeiture estimate revisions, if any, are recognized in earnings such that the cumulative expense reflects the revised estimates, with a corresponding adjustment to the settlement liability. Liability-classified share unit liabilities due within 12 months of the reporting date are presented in trade and other payables while settlements due beyond 12 months of the reporting date are presented in non-current liabilities.

Employee share purchase plan

The Company matches employees’ contributions to the share purchase plan, which is described in more detail in note 21. The Company’s contributions are expensed as share-based compensation.

(e)	New and amended accounting standards
(i)	Effective January 1, 2016, the Company adopted ASU 2014-12, Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that (1) affects vesting of an award, and (2) could be achieved after the requisite service period of the employee be treated as a performance condition. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Ritchie Bros.	11

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

2.	Significant accounting policies (continued)
(e)	New and amended accounting standards (continued)
(i)	Effective January 1, 2016, the Company adopted ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which changes the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”), and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

(ii)	Effective January 1, 2016, the Company adopted ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides clarity around a customer’s accounting for fees paid in a cloud computing arrangement. The amendments in ASU 2015-05 add guidance to assist customers in determining whether a cloud computing arrangement includes a software license. Software license elements of cloud computing arrangements are accounted for consistent with the acquisition of other intangible asset licenses. Where there is no software license element, the cloud computing arrangement is accounted for as a service contract. The standard was applied prospectively and did not have an impact on the Company’s consolidated financial statements.

(iii)	Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of this standard did not have an impact on the Company’s consolidated financial statements with respect to the acquisition of Xcira (note 23(b)) as no adjustments to provisional amounts were identified during the measurement period. During the three months ended June 30, 2016, the Company recognized working capital adjustments related to the Mascus acquisition (note 23(a)), which resulted in a $418,000 increase in goodwill.

(f)	Recent accounting standards not yet adopted
(i)	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, it moves away from the current industry and transaction specific requirements. ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include:
1.	Identifying the contract(s) with the customer,
2.	Identifying the separate performance obligations in the contract,
3.	Determining the transaction price,
4.	Allocating the transaction price to the separate performance obligations, and
5.	Recognizing revenue as each performance obligation is satisfied.

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

Ritchie Bros.	12

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

2.	Significant accounting policies (continued)
(f)	Recent accounting standards not yet adopted (continued)
(ii)	In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, the first of three standards related to financial instrument accounting. The amendments of ASU 2016-01 require equity method investments (except for equity-method accounted investments and those resulting in consolidation of the investee) to be measured at fair value with changes recognized in net income. For equity investments that do not have readily determinable fair values, the entity may elect to measure the investment at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments also:

•	Simplify the impairment assessment of equity investments that do not have readily determinable fair values, by requiring a qualitative assessment to identify impairment. The entity is only required to measure the investment at fair value if the qualitative assessment indicates that impairment exists.
•	Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.
•	Require the exit price notion to be used when measuring the fair value of financial instruments for disclosure purposes.
•	Require separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e. securities or loans & receivables) on the balance sheet or the accompanying notes to the financial statements.

ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provisions under ASU 2016-01 related to the recognition of changes in fair value of financial liabilities. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(iii)	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. For short-term leases, defined as those with a term of 12 months or less, the lessee is permitted to make an accounting policy election not to recognize the lease assets and liabilities, and instead recognize the lease expense generally on a straight-line basis over the lease term. The accounting treatment under this election is consistent with current operating lease accounting. No extensive amendments were made to lessor accounting, but amendments of note include changes to the definition of initial direct costs and accounting for collectability uncertainties in a lease. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Both lessees and lessors must apply ASU 2016-02 using a “modified retrospective transition”, which reflects the new guidance from the beginning of the earliest period presented in the financial statements. However, lessees and lessors can elect to apply certain practical expedients on transition. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(iv)	In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, focusing on whether an entity controls a specified good or service before that good or service is transferred to a customer. Where such control exists – i.e. where the entity is required to provide the specified good or service itself – the entity is a ‘principal’. Where the entity is required to arrange for another party to provide the good or service, it is an agent.

Ritchie Bros.	13

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

2.	Significant accounting policies (continued)
(f)	Recent accounting standards not yet adopted (continued)

The effective date and transition requirements of ASU 2016-08 are the same as for ASU 2014-09, which is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(v)	In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. Specifically, ASU 2016-09 requires an entity to recognize share-based payment award income tax effects in the income statement when the awards vest or are settled, and as a result, the requirement for entities to track APIC pools is eliminated. In addition, the amendments allow entities to make a policy election to either estimate forfeiture or recognize forfeitures as they occur. ASC 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(vi)	In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the following two aspects of ASU 2014-09 (Topic 606): identifying performance obligations and the licensing implementation guidance. ASC 2016-10 affects the guidance in ASU 2014-09, and so has the same effective date and transition requirements. ASU 2016-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(vii)	In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which makes narrow scope improvements and practical expedients to the following aspects of ASU 2014-09 (Topic 606):
•	Assessing one specific collectability criterion and accounting for contracts that do not meet certain criteria
•	Presentation for sales taxes and other similar taxes collected from customers
•	Non-cash consideration
•	Contract modification at transition
•	Completed contracts at transition
•	Technical correction

ASC 2016-10 affects the guidance in ASU 2014-09, and so has the same effective date and transition requirements. ASU 2016-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(viii)	In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements, which replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking “methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.” ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is only permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.
Ritchie Bros.	14

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

The Company’s principal business activity is the sale of industrial equipment and other assets at auctions. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

•	Core Auction segment, a network of auction locations that conduct live, unreserved auctions with both on-site and online bidding; and
•	Other includes the results of the Company’s EquipmentOne and Mascus online services, which are not material to the Company’s consolidated financial statements. On February 19, 2016, the Company acquired Mascus and updated its segment reporting such that the results of EquipmentOne and Mascus (subsequent to acquisition) are reported as “Other.”

The Chief Operating Decision Maker evaluates segment performance based on earnings (loss) from operations, which is calculated as revenues less costs of services, selling, general and administrative (“SG&A”) expenses, and depreciation and amortization expenses. The significant non-cash item included in segment earnings (loss) from operations is depreciation and amortization expenses.

Ritchie Bros.	15

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

5.	Segmented information (continued)

	Three months ended			Six months ended
	June 30, 2016			June 30, 2016
	Core			Core
	Auction	Other	Consolidated	Auction	Other	Consolidated
Revenues	$152,542	$6,263	$158,805	$279,882	$10,868	$290,750
Costs of services, excluding depreciation and amortization	(19,438)	(320)	(19,758)	(34,223)	(848)	(35,071)
SG&A expenses	(69,153)	(5,442)	(74,595)	(133,973)	(8,929)	(142,902)
Depreciation and amortization expenses	(9,397)	(887)	(10,284)	(18,701)	(1,663)	(20,364)
	54,554	$(386)	$54,168	$92,985	$(572)	$92,413
Gain on disposition of property, plant and equipment			201			447
Foreign exchange loss			(734)			(51)
Operating income			$53,635			$92,809
Equity income			477			996
Other and income tax expenses			(13,521)			(23,220)
Net income			$40,591			$70,585

	Three months ended			Six months ended
	June 30, 2015			June 30, 2015
	Core			Core
	Auction	Other	Consolidated	Auction	Other	Consolidated
Revenues	$151,645	$3,832	$155,477	$264,290	$6,805	$271,095
Costs of services, excluding depreciation and amortization	(17,027)	-	(17,027)	(28,636)	-	(28,636)
SG&A expenses	(61,801)	(3,438)	(65,239)	(122,399)	(6,596)	(128,995)
Depreciation and amortization expenses	(9,972)	(797)	(10,769)	(19,668)	(1,717)	(21,385)
	$62,845	$(403)	$62,442	$93,587	$(1,508)	$92,079
Gain on disposition of property, plant and equipment			791			966
Foreign exchange gain (loss)			(438)			2,769
Operating income			$62,795			$95,814
Equity income			173			406
Other and income tax expenses			(17,122)			(26,264)
Net income			$45,846			$69,956

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

6.	Revenues

The Company’s revenue from the rendering of services is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Commissions	$118,180	$124,592	$217,973	$217,732
Fees	40,625	30,885	72,777	53,363
	$158,805	$155,477	$290,750	$271,095

Net profits on inventory sales included in commissions are:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue from inventory sales	$111,032	$150,147	$235,589	$303,428
Cost of inventory sold	(104,978)	(136,255)	(216,514)	(274,832)
	$6,054	$13,892	$19,075	$28,596

7.	Operating expenses

Costs of services, excluding depreciation and amortization

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Employee compensation expenses	$9,332	$6,278	$15,590	$10,875
Buildings, facilities and technology expenses	2,394	1,832	4,689	3,447
Travel, advertising and promotion expenses	7,979	6,933	13,916	11,087
Other costs of services	53	1,984	876	3,227
	$19,758	$17,027	$35,071	$28,636

SG&A expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Employee compensation expenses	$47,560	$44,046	$92,050	$85,775
Buildings, facilities and technology expenses	12,969	10,287	24,205	20,333
Travel, advertising and promotion expenses	6,792	4,805	12,354	10,886
Professional fees	3,115	3,205	6,567	6,305
Other SG&A expenses	4,159	2,896	7,726	5,696
	$74,595	$65,239	$142,902	$128,995

Ritchie Bros.	17

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

7.	Operating expenses (continued)

Depreciation and amortization expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Depreciation expense	$7,932	$8,947	$15,715	$18,227
Amortization expense	2,352	1,822	4,649	3,158
	$10,284	$10,769	$20,364	$21,385

8.	Income taxes

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

The Company’s consolidated effective tax rate in respect of operations for the three and six months ended June 30, 2016 was 24.6% and 24.4%, respectively (2015: 27.5% and 27.7%).

9.	Contingently redeemable non-controlling interest in Ritchie Bros. Financial Services

At June 30, 2016, the Company held a 51% interest in Ritchie Bros. Financial Services (”RBFS”), an entity that provides loan origination services to enable the Company’s auction customers to obtain financing from third party lenders. As a result of the Company’s involvement with RBFS, the Company is exposed to risks related to the recovery of the net assets of RBFS as well as liquidity risks associated with the put option discussed below.

The Company determined that RBFS was a variable interest entity because the Company provided subordinated financial support to RBFS and because the Company’s voting interest was disproportionately low in relation to its economic interest in RBFS while substantially all the activities of RBFS involved or were conducted on behalf of the Company. The Company also determined it was the primary beneficiary of RBFS as it was part of a related party group that had the power to direct the activities that most significantly impacted RBFS’s economic performance, and although no individual member of that group had such power, the Company represented the member of the related party group that was most closely associated with RBFS.

On June 30, 2016, the Company and the non-controlling interest (“NCI”) holders each held options pursuant to which the Company could acquire, or be required to acquire, the NCI holders’ 49% interest in RBFS. These call and put options became exercisable on April 6, 2016, and the Company had the option to elect to pay the purchase price in either cash or shares of the Company, subject to the Company obtaining all relevant security exchange and regulatory consents and approvals. As a result of the existence of the put option, the NCI was accounted for as a contingently redeemable equity instrument (the “contingently redeemable NCI”). The NCI could be redeemed at a purchase price to be determined through an independent appraisal process conducted in accordance with the terms of the agreement, or at a negotiated price (the “redemption value”).

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

9.	Contingently redeemable non-controlling interest in Ritchie Bros. Financial Services (continued)

For the comparative reporting period presented, the Company determined that redemption was probable and measured the carrying value of the contingently redeemable NCI at its estimated December 31, 2015 redemption value of $24,785,000. The estimation of redemption value at that date required management to make significant judgments, estimates, and assumptions.

On June 30, 2016, the Company recorded the contingently redeemable NCI at a redemption value of $44,141,000, which reflected the actual purchase price on July 12, 2016 when the Company completed its acquisition of the NCI.

The July 12, 2016 acquisition of the NCI holders’ 49% interest in RBFS was completed for total consideration of 57,900,000 Canadian dollars ($44,141,000). That purchase price consisted of cash consideration of 53,900,000 Canadian dollars and 4,000,000 Canadian dollars representing the acquisition date fair value of contingent consideration payable to the former shareholders of RBFS. The contingent payment is payable if RBFS achieves a specified annual revenue growth rate over a three-year post-acquisition period, and is calculated as a specified percentage of the accumulated earnings of RBFS after the three-year post-acquisition period. The maximum amount payable under the contingent payment arrangement is 10,000,000 Canadian dollars. The Company may pay an additional amount not exceeding 1,500,000 Canadian dollars over a three-year period based on the former NCI holders providing continued management services to RBFS.

10.	Earnings per share attributable to stockholders

Basic earnings per share (“EPS”) attributable to stockholders was calculated by dividing the net income attributable to stockholders by the weighted average (“WA”) number of common shares outstanding. Diluted EPS attributable to stockholders was calculated by dividing the net income attributable to stockholders after giving effect to outstanding dilutive stock options and PSUs by the WA number of shares outstanding adjusted for all dilutive securities.

	Three months ended			Six months ended
	June 30, 2016			June 30, 2016
	Net income	WA		Net income	WA
	attributable to	number	Per share	attributable to	number	Per share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$39,710	106,245,307	$0.37	$69,116	106,581,294	$0.65
Effect of dilutive securities:
PSUs	-	-	-	-	-	-
Stock options	-	734,503	-	-	488,116	-
Diluted	$39,710	106,979,810	$0.37	$69,116	107,069,410	$0.65

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

10.	Earnings per share attributable to stockholders (continued)

	Three months ended			Six months ended
	June 30, 2015			June 30, 2015
	Net income	WA		Net income	WA
	attributable to	number	Per share	attributable to	number	Per share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$45,083	106,506,916	$0.42	$68,860	106,993,228	$0.64
Effect of dilutive securities:
Stock options	-	471,145	-	-	397,075	-
Diluted	$45,083	106,978,061	$0.42	$68,860	107,390,303	$0.64

At June 30, 2016, there were 263,203 senior executive PSUs outstanding and 178,165 employee PSUs outstanding, which had no dilutive impact at June 30, 2016. Performance and market conditions, depending on their outcome at the end of the contingency period, can reduce the number of vested awards to nil or to a maximum of 200% of the number of outstanding PSUs.

For the three and six months ended June 30, 2016, stock options to purchase 28,318 and 1,504,394 common shares, respectively, were outstanding but excluded from the calculation of diluted earnings per share as they were anti-dilutive (2015: 72,309 and 253,622).

11.	Supplemental cash flow information

Six months ended June 30,	2016	2015
Restricted cash	$(110,557)	$(60,394)
Trade and other receivables	(68,680)	(55,670)
Inventory	(15,871)	7,261
Advances against auction contracts	2,897	17,004
Prepaid expenses and deposits	(2,534)	1,289
Income taxes receivable	(4,845)	(3,175)
Auction proceeds payable	171,660	149,860
Trade and other payables	(13,152)	(23,545)
Income taxes payable	(9,385)	4,950
Share unit liabilities	2,606	3,643
Other	(5,070)	2,642
Net changes in operating
assets and liabilities	$(52,931)	$43,865

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

11.	Supplemental cash flow information (continued)

Six months ended June 30,	2016	2015
Interest paid, net of interest capitalized	$2,922	$2,619
Interest received	984	1,527
Net income taxes paid	36,870	26,057

Non-cash transactions:
Non-cash purchase of property, plant and equipment under capital lease	756	-

12.	Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the condensed consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;

● Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

● Level 3: Unobservable inputs for the asset or liability.

		June 30, 2016		December 31, 2015
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed, recurring:
Cash and cash equivalents	Level 1	$166,501	$166,501	$210,148	$210,148
Restricted cash	Level 1	196,171	196,171	83,098	83,098
Short-term debt (note 19)	Level 2	22,437	22,437	12,350	12,350
Current portion of long-term debt (note 19)	Level 2	-	-	43,348	43,348
Long-term debt (note 19)	Level 2	102,728	104,585	54,567	56,126

The carrying value of the Company‘s cash and cash equivalents, restricted cash, trade and other current receivables, advances against auction contracts, auction proceeds payable, trade and other payables, short-term debt, and current portion of long-term debt approximate their fair values due to their short terms to maturity. The fair values of the Company’s long-term debt are determined through the calculation of each liability‘s present value using market rates of interest at period close.

13.	Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. During the three and six months ended June 30, 2016, the Company recorded an inventory write-down of $1,402,000 (2015: $253,000 and $313,000). No write down was recorded during the three months ended March 31, 2016.

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

13.	Inventory (continued)

Of inventory held at June 30, 2016, 99% is expected to be sold prior to the end of September 2016, with the remainder to be sold by the end of November 2016 (December 31, 2015: 91% sold by the end of March 2016 with the remainder sold by the end of June 2016).

14.	Assets held for sale

Balance, December 31, 2015	$629
Other	3
Balance, June 30, 2016	$632

As at June 30, 2016, the Company’s assets held for sale consisted of excess auction site acreage located in Denver, United States, and Orlando, United States. Management made the strategic decision to sell this excess acreage to maximize the Company’s return on invested capital. These land assets belong to the Core Auction reportable segment.

The properties continue to be actively marketed for sale through an independent real estate broker, and management expects the sales to be completed within 12 months of June 30, 2016.

15.	Property, plant and equipment

As at June 30, 2016	Cost	Accumulated depreciation	Net book value
Land and improvements	$365,762	$(58,545)	$307,217
Buildings	260,677	(88,403)	172,274
Yard and automotive equipment	59,429	(39,665)	19,764
Computer software and equipment	66,355	(57,332)	9,023
Office equipment	23,358	(16,771)	6,587
Leasehold improvements	21,507	(13,227)	8,280
Assets under development	6,184	-	6,184
	$803,272	$(273,943)	$529,329

As at December 31, 2015	Cost	Accumulated depreciation	Net book value
Land and improvements	$356,905	$(54,551)	$302,354
Buildings	254,760	(82,100)	172,660
Yard and automotive equipment	59,957	(38,848)	21,109
Computer software and equipment	60,586	(50,754)	9,832
Office equipment	22,432	(15,660)	6,772
Leasehold improvements	20,893	(12,160)	8,733
Assets under development	7,131	-	7,131
	$782,664	$(254,073)	$528,591

Ritchie Bros.	22

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

16.	Intangible assets

As at June 30, 2016	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$4,910	$-	$4,910
Customer relationships	32,686	(8,396)	24,290
Software	29,901	(9,603)	20,298
Software under development	16,364	-	16,364
	$83,861	$(17,999)	$65,862

As at December 31, 2015	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$800	$-	$800
Customer relationships	22,800	(7,097)	15,703
Software	23,269	(5,848)	17,421
Software under development	13,049	-	13,049
	$59,918	$(12,945)	$46,973

During the three and six months ended June 30, 2016, interest of $97,000 and $177,000, respectively was capitalized to the cost of software under development (2015: $212,000 and $513,000). These interest costs relating to qualifying assets are capitalized at a weighted average rate of 6.01% (2015: 6.39%).

17.	Goodwill

Balance, December 31, 2015	$91,234
Additions (note 23)	19,739
Foreign exchange movement	603
Balance, June 30, 2016	$111,576

18.	Equity-accounted investments

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

A condensed summary of the Company's investments in and advances to equity-accounted investees are as follows (in thousands of U.S. dollars, except percentages):

	Ownership	June 30,	December 31,
	percentage	2016	2015
Cura Classis entities	48%	$4,611	$3,487
Other equity investments	32%	2,880	3,000
		7,491	6,487

As a result of the Company’s investments, the Company is exposed to risks associated with the results of operations of the Cura Classis entities. The Company has no other business relationships with the Cura Classis entities. The Company’s maximum risk of loss associated with these entities is the investment carrying amount.

19.	Debt
	Carrying value
	June 30,	December 31,
	2016	2015
Short-term debt	$22,437	$12,350

Long-term debt:

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 4.225%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	26,306	24,567

Term loan, denominated in United States dollars, unsecured, bearing interest at 3.59%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	30,000	30,000

Revolving loan, denominated in Canadian dollars, unsecured, bearing interest at a weighted average rate of 1.75%, due in monthly installments of interest only, with the committed, revolving credit facility available until May 2018.	46,422	-

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 6.385%, due in quarterly installments of interest only, with the full amount of the principal due in May 2016.	-	43,348

	102,728	97,915

Total debt	$125,165	$110,265

Total long-term debt:
Current portion	$-	$43,348
Non-current portion	102,728	54,567
	$102,728	$97,915

Ritchie Bros.	24

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

19.	Debt (continued)

At December 31, 2015, the current portion of long-term debt consisted of a Canadian dollar 60,000,000 term loan under the Company’s uncommitted, revolving credit facility. The Company refinanced this term loan on a long-term basis when it fell due on May 4, 2016 by drawing on its committed, revolving credit facility.

Short-term debt at June 30, 2016 is comprised of drawings in different currencies on the Company’s committed revolving credit facilities of $313,323,000 (December 31, 2015: $312,693,000), and have a weighted average interest rate of 1.8% (December 31, 2015: 1.8%).

As at June 30, 2016, the Company had available committed revolving credit facilities aggregating $244,373,000, of which $156,051,000 is available until May 2018. The Company also had available uncommitted credit facilities aggregating $222,221,000, of which $168,694,000 expires November 2017. The Company has a committed seasonal bulge credit facility of $50,000,000, which is available in February, March, August and September until May 2018. This bulge credit facility is not included in the available credit facilities totals above as at June 30, 2016.

20.	Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

During March 2016, 1,460,000 common shares (March 2015: 1,900,000) were repurchased at a weighted average (“WA”) share price of $25.16 (2015: $24.98) per common share. The repurchased shares were cancelled on March 15, 2016 (2015: March 26, 2015). There were no share repurchases during the three months ended June 30, 2016 and 2015.

Dividends

Declared and paid

The Company declared and paid the following dividends during the three and six months ended June 30, 2016 and 2015:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Six months ended June 30, 2016:
Fourth quarter 2015	January 15, 2016	$0.1600	February 12, 2016	$17,154	March 4, 2016
First quarter 2016	May 9, 2016	0.1600	May 24, 2016	17,022	June 14, 2016

Six months ended June 30, 2015:
Fourth quarter 2014	January 12, 2015	$0.1400	February 13, 2015	$15,089	March 6, 2015
First quarter 2015	May 7, 2015	0.1400	May 29, 2015	14,955	June 19, 2015

Ritchie Bros.	25

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

20.	Equity and dividends (continued)

Dividends (continued)

Declared and undistributed

Subsequent to June 30, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.17 cents per common share, payable on September 23, 2016 to stockholders of record on September 2, 2016. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequence for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated net losses of $271,000 and net gains of $8,611,000 for the three and six months ended June 30, 2016, respectively (2015: net gains of $2,926,000 and net losses of $11,527,000).

21.	Share-based payments

Share-based payments consist of the following compensation costs recognized in selling, general and administrative expenses:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock option compensation expense	$1,400	$1,333	$2,470	$2,056
Share unit expense:
Equity-classified PSUs	486	-	486	-
Liability-classified share units	5,508	2,902	6,780	3,919
Employee share purchase plan - employer contributions	396	323	749	631
	$7,790	$4,558	$10,485	$6,606

Stock option plan

The Company has a stock option plan that provides for the award of stock options to selected employees, directors and officers of the Company.

Ritchie Bros.	26

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

21.	Share-based payments (continued)

Stock option plan (continued)

Stock option activity for the six months ended June 30, 2016 and the year ended December 31, 2015 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value

Outstanding, December 31, 2014	3,897,791	22.09
Granted	880,706	25.50
Exercised	(1,412,535)	21.11		$9,426
Forfeited	(89,884)	23.10

Outstanding, December 31, 2015	3,276,078	23.40
Granted	1,237,633	24.25
Exercised	(806,569)	22.39		$5,774
Forfeited	(65,259)	24.32

Outstanding, June 30, 2016	3,641,883	$23.90	7.8	$35,992

Exercisable, June 30, 2016	1,433,078	$22.84	5.8	$15,675

The fair value of the stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2016 and 2015 are presented in the following table on a weighted average basis:

Six months ended June 30,	2016	2015
Risk free interest rate	1.2%	1.8%
Expected dividend yield	2.66%	2.18%
Expected lives of the stock options	5 years	5 years
Expected volatility	26.5%	26.3%

Risk free interest rate is the US Treasury Department five year treasury yield curve rate on the date of the grant. Expected dividend yield assumes a continuation of the most recent quarterly dividend payments. Expected life of options is based on the age of the options on the exercise date over the past 25 years. Expected volatility is based on the historical common share price volatility over the past five years.

The compensation expense arising from option grants is amortized over the relevant vesting periods of the underlying options. As at June 30, 2016, the unrecognized stock-based compensation cost related to the non-vested stock options was $6,866,000, which is expected to be recognized over a weighted average period of 2.5 years.

Ritchie Bros.	27

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

21.	Share-based payments (continued)

Share unit plans

Share unit activity for the six months ended June 30, 2016 and the year ended December 31, 2015 is presented below:

	Equity-classified awards		Liability-classified awards
	PSUs		PSUs (1)		Restricted share units		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2014	-	$-	238,573	$23.38	403,587	$22.32	42,289	$22.33
Granted	-	-	218,699	24.57	20,528	26.38	29,072	26.07
Vested and settled	-	-	(6,870)	22.22	(28,887)	22.53	(13,365)	22.34
Forfeited	-	-	(28,817)	23.23	(62,274)	21.56	-	-

Outstanding, December 31, 2015	-	$-	421,585	$24.03	332,954	$22.70	57,996	$24.21
Granted	5,288	29.66	248,910	23.32	3,033	25.92	9,714	26.08
Transferred to (from) equity awards on modification	257,934	27.34	(257,934)	23.86	-	-	-	-
Vested and settled	-	-	(41,898)	22.17	(157,406)	22.11	(1,847)	25.28
Forfeited	-	-	(31,089)	22.65	(8,944)	22.61	-	-

Outstanding, June 30, 2016	263,222	$27.39	339,574	$23.99	169,637	$23.31	65,863	$24.45

(1)	Liability-classified PSUs include PSUs awarded under the employee PSU plan, the sign-on grant PSU plan, and other PSUs plans in place prior to 2015 that are cash-settled and not subject to market vesting conditions.

As at June 30, 2016, the unrecognized share unit expense related to equity-classified PSUs was $6,432,000, which is expected to be recognized over a weighted average period of 2.2 years. The unrecognized share unit expense related to liability-classified PSUs was $8,044,000, which is expected to be recognized over a weighted average period of 2.2 years. The unrecognized share unit expense related to liability-classified restricted share units (“RSUs”) was $1,479,000, which is expected to be recognized over a weighted average period of 0.9 years. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately upon grant.

Senior executive and employee PSU plans

In 2015 and 2016, the Company granted share units under two new PSU plans, a senior executive PSU plan and an employee PSU plan (the “new plans”). Under the new plans, the number of PSUs that vest is conditional upon specified market, service, and performance vesting conditions being met. The market vesting condition is based on the relative performance of the Company’s share price in comparison to the performance of a pre-determined portfolio of other companies’ share prices. The non-market vesting conditions are based on the achievement of specific performance measures and can result in participants earning between 0% and 200% of the target number of PSUs granted.

Prior to May 2, 2016, the Company was only able to settle the PSU awards under the new plans in cash, and as such, both new plans were classified as liability awards. On May 2, 2016 (the “modification date”), the shareholders approved amendments to the new plans, allowing the Company to choose whether to settle the awards in cash or in shares. With respect to settling in shares, the new settlement options allow the Company to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) to issue a number of shares equal to the number of units that vest.

Ritchie Bros.	28

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

21.	Share-based payments (continued)

Share unit plans (continued)

Senior executive and employee PSU plans (continued)

Under the first option, the shareholders authorized an unlimited number of open-market purchases of common shares for settlement of the PSUs. Under the second option, the shareholders authorized 1,000,000 shares to be issued for settlement of the PSUs.

On the modification date, the employee PSU plan remained classified as a liability and the senior executive PSU plan awards were reclassified to equity awards, based on the Company’s settlement intentions for each plan. The fair value of the senior executive awards outstanding on the modification date was $27.34. The share unit liability, representing the portion of the fair value attributable to past service, was $2,105,000, which was reclassified to equity on that date. No incremental compensation was recognized as a result of the modification. Unrecognized compensation expense based on the fair value of the senior executive PSU awards on the modification date will be amortized over the remaining service period.

Because the PSUs awarded under the new plans are contingently redeemable in cash in the event of death of the participant, on the modification date, the Company reclassified $2,175,000 to temporary equity, representing the portion of the contingent redemption amount of the senior executive PSU awards as if redeemable on May 2, 2016, to the extent attributable to prior service.

PSUs awarded under the new plans are subject to market vesting conditions. The fair value of the liability-classified PSUs awarded under the employee PSU plan is estimated on the date of grant and at each reporting date using a binomial model. The significant assumptions used to estimate the fair value of the liability-classified PSUs awarded under the employee PSU plan during the six months ended June 30, 2016 and 2015 are presented in the following table on a weighted average basis:

Six months ended June 30,	2016	2015
Risk free interest rate	1.2%	1.3%
Expected dividend yield	2.49%	2.17%
Expected lives of the PSUs	3 years	3 years
Expected volatility	29.9%	29.4%
Average expected volatility of comparable companies	37.0%	32.8%

Risk free interest rate is estimated using Bloomberg’s U.S. dollar Swap Rate as of the valuation date. Expected dividend yield assumes a continuation of the most recent quarterly dividend payments. Given the limited historical information available for the PSUs, the Company estimated the expected life of PSUs with reference to the expected life of stock options. Stock options have five-year expected lives, whereas PSUs vest after three years. As such, the Company estimates the expected life of the PSUs to equal the three-year vesting period. Expected volatility is estimated from Bloomberg’s volatility surface of the common shares as of the valuation date.

The fair value of the equity-classified PSUs was estimated on the modification date using the same binomial model and the same significant assumptions as the liability-classified PSUs during the six months ended June 30, 2016.

Sign-on grant PSUs

On August 11, 2014, the Company awarded 102,375 one-time sign-on grant PSUs (the “SOG PSUs”). The SOG PSUs are cash-settled and subject to market vesting conditions related to the Company’s share performance over rolling two, three, four, and five-year periods.

Ritchie Bros.	29

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

21.	Share-based payments (continued)

Share unit plans (continued)

SOG PSUs (continued)

The fair value of the liability-classified SOG PSUs is estimated on the date of grant and at each reporting date using a binomial model. The significant assumptions used to estimate the fair value of the SOG PSUs during the six months ended June 30, 2016 and 2015 are presented in the following table on a weighted average basis:

Six months ended June 30,	2016	2015
Risk free interest rate	0.9%	1.5%
Expected dividend yield	2.31%	2.07%
Expected volatility	28.3%	35.2%

Risk free interest rate is estimated using Bloomberg’s U.S. dollar Swap Rate as of the valuation date. Expected dividend yield assumes a continuation of the most recent quarterly dividend payments. Given the limited historical information available for the SOG PSUs, the Company estimated the expected life of PSUs with reference to the expected life of stock options. Stock options have five-year expected lives. Comparatively, the SOG PSUs vest in four tranches with the last tranche vesting five years after the grant date. As such, the Company estimates the expected lives of each tranche of SOG PSUs to equal the respective vesting period for the tranche, which is two, three, four, or five years. Expected volatility is estimated from Bloomberg’s volatility surface of the common shares as of the valuation date.

Other PSUs

The Company also has other liability-classified PSUs granted under plans in place prior to 2015 that are cash-settled and not subject to market vesting conditions. The fair values of these liability-classified PSUs is estimated on grant date and at each reporting date using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange.

RSUs and DSUs

The Company has RSU and DSU plans that are cash-settled and not subject to market vesting conditions. Fair values of share units under these plans are estimated on grant date and at each reporting date using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange. DSUs are granted under the DSU plan to members of the Board of Directors.

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

Ritchie Bros.	30

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

22.	Contingencies (continued)

Guarantee contracts (continued)

At June 30, 2016 there was $37,318,000 of industrial assets guaranteed under contract, of which 100% is expected to be sold prior to the end of September 2016 (December 31, 2015: $25,267,000 of which 100% was expected to be sold prior to the end of May 2016).

At June 30, 2016 there was $19,956,000 of agricultural assets guaranteed under contract, of which 86% is expected to be sold prior to the end of September 2016 (December 31, 2015: $30,509,000 of which 100% was expected to be sold prior to the end of August 2016).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

23.	Business combinations
(a)	Mascus acquisition

On February 19, 2016 (the “Mascus Acquisition Date”), the Company acquired 100% of the issued and outstanding shares of Mascus International Holdings BV (“Mascus”), for cash consideration of €26,553,000 ($29,580,000). In addition to cash consideration, €3,080,000 ($3,431,000) of consideration is contingent on Mascus achieving certain operating performance targets over the three-year period following acquisition. Mascus is based in Amsterdam and provides an online equipment listing service for used heavy machines and trucks. The acquisition expands the breadth and depth of equipment disposition and management solutions the Company can offer its customers.

The acquisition was accounted for in accordance with ASC 805. The assets acquired and liabilities assumed were recorded at their estimated fair values at the Mascus Acquisition Date. Goodwill of $19,739,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Mascus provisional purchase price allocation

February 19, 2016
Purchase price	$29,580
Fair value of contingent consideration	3,431
Non-controlling interests (1)	596
Total fair value at Mascus Acquisition Date	33,607

Fair value of assets acquired:
Cash and cash equivalents	$1,457
Trade and other receivables	1,290
Prepaid expenses	453
Property, plant and equipment	104
Intangible assets (2)	14,817

Fair value of liabilities assumed:
Trade and other payables	1,533
Other non-current liabilities	37
Deferred tax liabilities	2,683
Fair value of identifiable net assets acquired	13,868
Goodwill acquired on acquisition	$19,739

Ritchie Bros.	31

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

23.	Business combinations (continued)
(a)	Mascus acquisition (continued)
(1)	The Company acquired 100% of Mascus and within the Mascus group of entities there were two subsidiaries that were not wholly-owned, one domiciled in the United States and one domiciled in Denmark. As such, the Company acquired non-controlling interests. The fair value of each non-controlling interest was determined using an income approach based on cash flows of the respective entities that were attributable to the non-controlling interest. On May 27, 2016, Ritchie Bros. Holdings (America) Inc. acquired the remaining issued and outstanding shares of the Mascus subsidiary domiciled in the United States for cash consideration of $226,000.
(2)	Intangible assets consist of customer relationships with estimated useful lives of 17 years, indefinite-lived trade names, and software assets with estimated useful lives of five years.

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

Contributed revenue and net income

The results of Mascus’ operations are included in these condensed consolidated financial statements from Mascus’ Acquisition Date. For the three months ended June 30, 2016, and for the period from February 19, 2016 to June 30, 2016, Mascus’ contribution to the Company’s revenues was $2,037,000 and $3,305,000, respectively. Mascus’ contribution to net income during those periods was insignificant. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Contingent Consideration

The Company may pay an additional amount not exceeding €3,080,000 ($3,432,000) contingent upon the achievement of certain operating performance targets over the next three-year period. The Company has recognized a liability equal to the estimated fair value of the contingent payments the Company expects to make as of the acquisition date. The Company will re-measure this liability each reporting period and record changes in the fair value in the consolidated income statement. There was no change in the fair value in the three months ended June 30, 2016.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $749,000 for legal and other acquisition-related costs are included in the condensed consolidated income statement for the period ended June 30, 2016.

Employee compensation in exchange for continued services

The Company may pay additional amounts not exceeding €1,625,000 ($1,849,000) over three-year periods based on key employees’ continuing employment with Mascus.

Ritchie Bros.	32

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

23.	Business combinations (continued)
(b)	Xcira acquisition

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

Ritchie Bros.	33

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

23.	Business combinations (continued)
(b)	Xcira acquisition (continued)

Non-controlling interests

The fair value of the 25% non-controlling interest in Xcira is estimated to be $4,119,000.

Contributed revenue and net income

The results of Xcira’s operations are included in these condensed consolidated financial statements from the date of acquisition. For the three and six months ended June 30, 2016, Xcira recorded revenues of $2,204,000 and $4,297,000, respectively, and net income of $453,000 and $922,000, respectively. On consolidation, $1,020,000 and $1,862,000 of inter-entity revenues recorded by Xcira during the three and six months ended June 30, 2016, respectively, were eliminated against the same amounts of inter-entity expenses recorded by another subsidiary within the wholly-owned group.

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

Employee compensation in exchange for continued services

The Company may pay an additional amount not exceeding $2,000,000 over a three-year period based on the Founder’s continuing employment with Xcira.

24.	Subsequent event

On July 12, 2016, the acquisition of the NCI holders’ 49% interest in RBFS was completed (note 9).

On August 1, 2016, the Company acquired 100% of the assets of Petrowsky Auctioneers, a Connecticut-based company that conducts auctions mainly in the New England, United States region, for cash consideration of $7,000,000. The Company is obligated to pay an additional amount not exceeding $3,000,000 upon achievement of certain conditions by the third anniversary date of the acquisition.

Ritchie Bros.	34

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate from 45 permanent and regional auction sites in over 15 countries worldwide. Our world headquarters are located in Burnaby, Canada.

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

On July 12, 2016, we completed our acquisition of the 49% non-controlling interest in Ritchie Bros. Financial Services (“RBFS”). RBFS provides equipment buyers with the confidence to make offers on equipment, trucks and other industrial assets, with pre-approved loans and financing arrangements. The business finances all brands of equipment and provides equipment buyers with the option to purchase assets at Ritchie Bros. auctions, Ritchie Bros. EquipmentOne, or through other sales channels. RBFS has arrangements with a diverse group of financial partners to provide lending solutions that meet the specific needs of equipment owners and dealers. Services offered include pre-approved commercial equipment financing, re-financing, and leasing, as well as equipment dealer financing.

Also on July 12, 2016, we announced our minority investment in Machinio Corp. (“Machinio”), a global search engine for finding, buying, and selling used machinery and equipment. With more active listings than any other website, Machinio is the most comprehensive real-time database of for-sale listings. Machinio connects hundreds of thousands of buyers each month with thousands of used machinery dealers from all over the world. Having launched in late 2012, Machinio is now the fastest growing online platform for used machinery.

On August 1, 2016, we acquired 100% of the assets of Petrowsky Auctioneers (“Petrowsky”), a Connecticut-based company that conducts reserved auctions. Petrowsky sold nearly $50 million worth of equipment and other assets at auctions in 2015, mostly in the New England, United States region.

Ritchie Bros.	35

Overview

The following discussion and analysis summarizes significant factors affecting our consolidated operating results and financial condition for the three and six months ended June 30, 2016 and 2015. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I, Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

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

We make reference to various non-GAAP financial and performance measures throughout this discussion and analysis. These measures do not have a standardized meaning, and are therefore unlikely to be comparable to similar measures presented by other companies.

Consolidated Highlights

Key second quarter and first half 2016 financial results include:

•	Record second quarter and first half GAP of $1.3 billion and $2.3 billion, respectively

•	Second quarter 2016 revenues increased 2% over second quarter 2015

•	Second quarter Revenue Rate (as described below) of 12.45%, driven mostly by growing fee-based revenue streams

•	Costs of services and selling, general and administrative expenses grew due to newly acquired businesses, increased headcount to drive strategic initiatives, and growth in lot volume

•	Diluted earnings per share (“EPS”) attributable to stockholders of $0.37, a 12% decrease relative to $0.42 in the second quarter of 2015

•	Increasing quarterly cash dividend by 6% to $0.17 per share

•	Acquisition of Petrowsky will significantly strengthen our market presence in the northeast United States

•	During the second quarter of 2016, for the first time in our history, more than half of our GAP was generated through online transactions

Strategy

The following discussion highlights how we acted on the three main drivers to our strategy during the first half of 2016.

GROW Revenues and Net Income

Our revenues are comprised of:

•	commissions earned at our auctions where we act as an agent for consignors of equipment and other assets, as well as commissions on online marketplace sales; and

•	fees earned in the process of conducting auctions through all our auction channels and from value-added service offerings, as well as subscription revenues from our listing and software services.

Ritchie Bros.	36

Commissions from sales at our auctions represent the percentage we earn on GAP. GAP represents the total proceeds from all items sold at our auctions and the GTV of all items sold through our online marketplaces2. GTV represents total proceeds from all items sold at our online marketplaces, as well as a buyers’ premium component applicable only to our online marketplace transactions. The majority of commissions are earned as a pre-negotiated fixed rate of the gross selling price. Other commissions are earned from underwritten commission contracts, when we guarantee a certain level of proceeds to a consignor or purchase inventory to be sold at auction. We believe that revenues are best understood by considering their relationship to GAP. We use Revenue Rate, which is calculated by dividing revenues by GAP, to determine the amount of GAP changes that flow through to our revenues.

We achieved a record level of second quarter and first half revenues in 2016, primarily as a result of an increase in GAP combined with a strong Revenue Rate compared to 2015. Changes in our Revenue Rate are driven by fluctuations in the commissions we charge on GAP and in our fee revenues, which are not directly linked to GAP. The increase in Revenue Rate in the second quarter and first half of 2016 compared to the second quarter and first half of 2015 was primarily the result of the performance of our straight commission contracts combined with an increase in fee revenues.

We continued to see foreign currency exchange rates negatively impacting our GAP and revenues in the second quarter of 2016 compared to the second quarter of 2015, primarily due to the declining value of the Canadian dollar relative to the U.S. dollar, but ultimately having an insignificant impact on operating income as a result of the partially mitigating natural hedge we experience between our foreign-currency denominated revenues and operating expenses.

On a U.S. dollar basis, the proportion of GAP earned in Canada (33% of total GAP) grew in the first half of 2016 compared to the first half of 2015 (31% of total GAP), which is consistent with our focus on driving geographic depth in our existing geographies. The proportion of revenues attributable to Canada also grew by 82 basis points in the first half of 2016 compared to the first half of 2015.

On February 19, 2016, we acquired Mascus, a leading global online equipment listing service. The acquisition expands the breadth of equipment disposition and management solutions we can offer our customers. Mascus operates a vibrant online equipment listing service with over 360,000 items for sale and 3.3 million monthly website visits across 58 countries and in 42 languages. The business also provides equipment sellers with a turn-key suite of business tools and software solutions. Mascus customers will benefit from our deep equipment experience and extensive global buying audience, providing further global exposure for Mascus equipment listings.

On July 12, 2016, we completed our acquisition of the 49% non-controlling interest in RBFS and announced our strategic investment in Machinio. In 2015, RBFS received more than $1 billion of credit applications and facilitated $222 million in equipment financing for Ritchie Bros. customers – representing 31% growth in funded loans compared to 2014, and 116% growth compared to 2013. RBFS acts as an intermediary with select lending partners to find financing solutions for customers purchasing equipment, including loans and lease-to-own programs. RBFS does not utilize Ritchie Bros. capital in its financing activities. These corporate development initiatives are expected to help position us for future growth and further extend our involvement in the digital innovation of the equipment industry.

On August 1, 2016, we acquired Petrowsky, significantly enhancing our market presence in the New England, United States region and providing Ritchie Bros. with a new live reserve auction platform. Petrowsky’s auction sales are well aligned with Ritchie Bros.’ sector focus as they cater largely to equipment sellers in the construction and transportation industries. Petrowsky also serves customers selling assets in the underground utility, waste recycling, marine, and commercial real estate industries. The business operates one permanent auction site, in North Franklin, United States, which will continue to hold auctions, and also specializes in off-site auctions held on the land of the consignor. All Petrowksy auctions are also simulcast live online, allowing online bidders to participate.

[2]	GAP and GTV are measures of operational performance and are not measures of our financial performance, liquidity or revenue. GAP and GTV are not presented in our consolidated income statements. We believe that comparing GAP and GTV for different financial periods provides useful information about the growth or decline of our revenue and net income for the relevant financial period.

Ritchie Bros.	37

The Petrowsky brand will be maintained as a brand extension within the Ritchie Bros. family of brands, given its strong and loyal customer base and its offering of reserve auction options.

DRIVE Efficiencies and Effectiveness

During the first half of 2016, we initiated a revision to our short-term incentive plans for all management levels. This revision simplified the plans to focus on three rather than four financial measures. For directors and above, the revision prioritizes financial measures above individual goals, with a minimum of 70% of the short-term incentive based on financial results, as opposed to a 50% minimum. We believe that such a shift will better align employee incentives with our objective of increasing shareholder value.

In addition, we announced the following appointments, which improved the alignment of our organizational structure:

•	Becky Alseth as Chief Marketing Officer effective January 4, 2016

•	Marianne Marck as Chief Information Officer effective April 18, 2016

Also during the first half of 2016, we implemented a new capital expenditure approval process, which included the establishment of a Capital Committee to review and approve all significant capital information technology projects. The primary goal of the Capital Committee is to continue to control our capital expenditure, maximizing returns on information technology investments and realizing ‘quick wins’ with respect to process and customer service improvements.

During the second quarter of 2016, our first ‘quick win’ project was successfully launched. This project involved an integration of our auction site operational processes with our administrative office accounting procedures. By automating the post-sale customer receipt process, we were able to greatly reduce the amount of time and expense required to match customer receipts with sale invoices, thereby ensuring timely release of customer equipment purchased at auction. These time savings have enabled our personnel to focus on customer needs and improve the customer experience. The project qualified as a ‘quick win’ due to the minimal capital expenditure that was required, the short implementation timeframe, and the fact that it drove significant efficiencies in our post-sale processes.

During the first half of 2016, we continued to be diligent in our valuations and methodology as it pertains to sectors that continue to experience pressure, including oil and gas and mining, in order to compete effectively and grow the business in those sectors.

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

Also during the first half of 2016, we paid dividends of $34.2 million to our stockholders. In total we returned $70.9 million to our stockholders as we executed on our capital allocation strategy during the first half of 2016. We also managed our net capital spending such that it remains well below our target of 10% of our revenues on a rolling 12-month basis. We calculate the GAAP measure, net capital spending, directly from consolidated statement of cash flows by adding property, plant and equipment additions to intangible asset additions, and subtracting proceeds on disposition of property, plant and equipment.

Ritchie Bros.	38

Used Equipment Market Update

Overall, the used equipment market was stable through the first half of 2016. However, pricing remained lower than the used equipment valuation peak that occurred in the first quarter of 2015. We continued to see performance vary among asset sectors. In particular, pricing for dump trucks and smaller construction based assets was strong in the first half of 2016. Comparatively, there was an excess of transportation assets, especially in North America, during the six months ended June 30, 2016. We believe this excess fleet turnover was the source of some price deterioration for transportation assets in the first half of 2016. Also, oil and gas specific assets and assets tied to commodities, such as mining assets, continued to face price deterioration in the first six months of 2016.

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

In terms of equipment values, North America was our strongest geographical region in the first half of 2016, responding most favorably to changes in its overall economic environment, including, but not limited to, softening of the oil and gas and mining sectors, and stabilization in the residential and non-residential construction sectors.

Ritchie Bros.	39

Results of Operations

Second Quarter Update

Financial overview	Three months ended June 30,
			% Change
(in U.S.$000's, except EPS)	2016	2015	2016 over 2015
Revenues	$158,805	$155,477	2%
Costs of services, excluding depreciation and amortization	19,758	17,027	16%
Selling, general and administrative expenses	74,595	65,239	14%
Depreciation and amortization expenses	10,284	10,769	(5)%
Gain on disposal of property, plant and equipment	(201)	(791)	(75)%
Foreign exchange loss	734	438	68%
Operating income	53,635	62,795	(15)%
Other income	173	463	(63)%
Income tax expense	13,217	17,412	(24)%
Net income attributable to stockholders	39,710	45,083	(12)%
Diluted EPS attributable to stockholders	$0.37	$0.42	(12)%
Effective tax rate	24.6%	27.5%	(11)%
GAP	$1,275,682	$1,262,168	1%
Revenue Rate	12.45%	12.32%	1%

Gross Auction Proceeds

GAP was $1.3 billion for the three months ended June 30, 2016, a second quarter record and a 1% increase over the second quarter of 2015. Included in our second quarter 2016 GAP is $41.6 million of GTV from our online marketplaces, which represents a 31% increase over GTV of $31.7 million in the second quarter of 2015. The increase in GAP is primarily due to an increase in the number of core auction lots year-over-year. The total number of lots at industrial and agricultural auctions grew 14%, increasing to 128,300 in the second quarter of 2016 from 112,900 in the second quarter of 2015. However, core auction GAP decreased 11% on a per-lot basis to $9,700 in the second quarter of 2016 from $10,900 in the second quarter of 2015.

GAP, on a U.S. dollar basis, grew in Europe and the United States in the second quarter of 2016 compared to the second quarter of 2015. However, this growth was partially offset by reductions in GAP in Canada and the rest of the world over the same comparative period. Second quarter 2016 GAP would have been $28.1 million higher, resulting in a 3% increase over second quarter 2015, if foreign exchange rates had remained consistent with those in 2015. This adverse effect on GAP is primarily due to the declining value of the Canadian dollar relative to the U.S. dollar.

Ritchie Bros.	40

During the second quarter of 2016, we continued to actively pursue the use of underwritten commission contracts from a strategic perspective, entering into such contracts only when the risk/reward profile of the terms were agreeable. The volume of underwritten commission contracts decreased to 26% of our GAP in the second quarter of 2016 from 29% in the second quarter of 2015. Straight commission contracts continue to account for the majority of our GAP.

Revenues and Revenue Rate

(in U.S. $000's)	Three months ended June 30,
			Better/(Worse)
	2016	2015	2016 over 2015
United States	$68,724	$64,356	7%
Canada	63,307	63,911	(1)%
Europe	14,861	11,761	26%
Other	11,913	15,449	(23)%
Revenues	$158,805	$155,477	2%

Our commission rate and overall Revenue Rate are presented in the graph below:

The distribution of our revenues across the geographic regions in which we operate was as follows, where the geographic location of revenues corresponds to the location in which the sale occurred, or in the case of online sales, where the company earning the revenues is incorporated:

Revenue distribution	Canada	Outside of Canada	United States	Europe	Other
Three months ended June 30, 2016	40%	60%	43%	9%	8%
Three months ended June 30, 2015	41%	59%	41%	8%	10%

Revenues increased 2% in the second quarter of 2016 compared to the second quarter of 2015, primarily due to volume increases in GAP combined with a strong Revenue Rate. Included in second quarter 2016 revenues were $4.2 million of revenues from EquipmentOne, which represents a 10% increase over EquipmentOne revenues of $3.8 million in the second quarter of 2015.

Our Revenue Rate increased 13 basis points to 12.45% in the second quarter of 2016 compared to 12.32% in the second quarter of 2015. This increase is primarily due to an increase in fee revenue, which is not directly linked to GAP.

Ritchie Bros.	41

Our second quarter 2016 overall average commission rate was 9.26%, compared to 9.87% in the second quarter of 2015. This decrease is primarily due to the performance of our underwritten business. Our underwritten contract commission rates and volume decreased during the three months ended June 30, 2016 compared to the same period in 2015.

Our fee revenue earned in the second quarter of 2016 represented 3.18% of GAP compared to 2.45% of GAP in the second quarter of 2015. The increase was primarily due to an increase in financing and other fees resulting from the improved performance of our value-added service offerings, combined with the mix of equipment sold at our auctions. Financing fees from RBFS increased 16% to $3.6 million in the second quarter of 2016 from $3.1 million in the second quarter of 2015. Mascus contributed $2.0 million of subscription, license, and other fee revenues in the second quarter of 2016. Xcira contributed $1.2 million of technology service fees in the second quarter of 2016.

Revenue grew in Europe and the United States during the three months ended June 30, 2016 compared to the same period in 2015, primarily due to the acquisitions of Mascus and Xcira, as well as due to increases in GAP in those regions. Comparatively, revenues in Canada in the second quarter of 2016 were consistent with those in the second quarter of 2015, and revenues in the rest of the world decreased over the same comparative period, primarily due to the decreases in GAP in those regions.

Foreign exchange rates had a negative impact on revenues in the second quarter of 2016 as a significant portion of revenues are in Canada and the Netherlands. Refer to the table under “Translational impact of foreign exchange rates” below for details of this negative foreign exchange rate impact.

Costs of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions, earning online marketplace revenues, and earning other fee revenues. Costs incurred in direct relation to conducting our auctions include labour, buildings, facilities and technology expenses, and travel, advertising and promotion expenses. Costs of services incurred to earn online marketplace revenues include inventory management, referral, inspection, sampling, and appraisal fees. Costs of services incurred in earning other fee revenues include labour, commissions on sales, software maintenance fees, and materials.

Costs of services exclude depreciation, and amortization expenses. In comparative periods, costs of services consisted entirely of direct expenses. Primarily as a result of the Xcira and Mascus acquisitions, significant other costs of services are now incurred in earning our revenues.

Costs of services increased $2.7 million or 16% in the second quarter of 2016 compared to the second quarter of 2015. Costs of services related to our Core Auction segment were $19.4 million, or 1.58% of GAP, in the second quarter of 2016 compared $17.0 million, or 1.38% of GAP, in the second quarter of 2015. This $2.4 million increase is primarily due to the increase in number of lots at our auctions, combined with an increase in the number of agricultural auctions – which are typically more costly to operate than auctions held at our permanent and regional auction sites – and the recognition of costs of services from Xcira of $0.7 million. During the second quarter of 2016, 81% of our GAP was attributable to auctions held at our permanent and regional auction sites, including those located in frontier regions, compared to 83% in the second quarter of 2015. We held 143 auctions in the second quarter of 2016 compared to 141 in the second quarter of 2015.

Mascus and EquipmentOne contributed $0.2 million and $0.1 million, respectively, to our total costs of services in the second quarter of 2016. Prior to fiscal 2016, costs of services generated by EquipmentOne were insignificant and recorded within selling, general and administrative (“SG&A”) expenses.

Ritchie Bros.	42

Selling, general and administrative expenses

SG&A expenses by nature are presented below:

(in U.S. $000's)	Three months ended June 30,
			% Change
	2016	2015	2016 over 2015
Employee compensation	$47,560	$44,046	8%
Buildings, facilities and technology	12,969	10,287	26%
Travel, advertising and promotion	6,792	4,805	41%
Professional fees	3,115	3,205	(3)%
Other SG&A expenses	4,159	2,896	44%
	$74,595	$65,239	14%

Our SG&A expenses increased $9.4 million, or 14%, in the second quarter of 2016 compared to the second quarter of 2015. Foreign exchange rates had a positive impact on SG&A expenses in the second quarter of 2016 as a significant portion of administration expenses are in Canada and the Netherlands. Refer to the table under “Translational impact of foreign exchange rates” below for details of this positive foreign exchange rate impact.

Employee compensation expenses increased $3.5 million in the second quarter of 2016 compared to the second quarter of 2015. This increase included a positive effect from foreign exchange rates of $0.9 million. Removing foreign exchange impacts, the primary drivers of the increase in employee compensation were $3.4 million higher share-based payments, the 6% net growth of our headcount, $1.1 million from Mascus, and $0.4 million from Xcira. These increases were offset by a $3.0 million decrease in incentive compensation, which was the result of a decrease in the accrual for the estimated fiscal 2016 incentive compensation between the first and second quarters of 2016, combined with an increase in the accrual for the estimated fiscal 2015 incentive compensation between the first and second quarters of 2015.

The increase in share-based payment expenses over the same period is primarily due to an increase in the fair value of our share units related to the performance of our common share price, the impact of the change in accounting treatment of certain of our performance share units (“PSUs”) from liability to equity-classified as a result of shareholder approval of our PSU plans on May 2, 2016, and an increase in the number of participants in the plans as a result of promotions and headcount increases (including new executives). Our share price closed at $33.78 per common share on June 30, 2016, compared to $27.92 per common share on June 30, 2015.

Buildings, facilities and technology costs increased $2.7 million in the second quarter of 2016 compared to the second quarter of 2015. This increase is primarily attributable to our value-added service offerings, and in particular, the costs required to support the growing fee revenues generated by that business. The increase is also due to the fact that we had fewer software capitalization projects to which various information technology costs were able to be capitalized to in the second quarter of 2016 compared to the second quarter of 2015. The reduction in the number of projects is a result of significant system transformation projects (in which legacy software systems were replaced or upgraded) having reached completion at the end of the first quarter of 2015, combined with controlled capital spending.

Travel, advertising and promotion increased $2.0 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to a strategic increase in advertising and promotional expenditure targeted at our larger auction events and integration of acquired businesses. In addition, rental fees have increased as a result of a replacement of our aged and retired company vehicles with new vehicles under operating leases. Travel costs increased in the second quarter of 2016 compared to the second quarter of 2015, primarily due to the increase in executive headcount combined with direct oversight of strategy execution on a global basis.

Ritchie Bros.	43

Other SG&A increased $1.3 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to increased yard and office supplies required to support the increased auction activity, headcount, and ancillary services.

Included in second quarter 2016 SG&A expenses are $3.8 million of SG&A expenses from EquipmentOne, which increased 9% over EquipmentOne SG&A expenses of $3.4 million in the second quarter of 2015.

Depreciation and amortization expenses

Our depreciation and amortization expenses decreased $0.5 million, or 5%, in the second quarter of 2016 compared to the same period in 2015, primarily due to the positive impact of foreign exchange rate changes combined with assets related to our website development becoming fully depreciated in 2015. The positive impact from foreign exchange is primarily due to the declining value of the Canadian dollar relative to the U.S. dollar. The replacement of our aged and retired company vehicles with new vehicles under operating leases has also contributed to the decrease in depreciation in the second quarter of 2016 compared to the second quarter of 2015.

Included in second quarter 2016 depreciation and amortization expenses are $0.7 million of EquipmentOne depreciation and amortization expenses, which represents a 13% decrease over EquipmentOne depreciation and amortization expenses of $0.8 million in the second quarter of 2015.

Operating income

Operating income decreased 15% to $53.6 million in the second quarter of 2016 compared to $62.8 million in the second quarter of 2015. Operating Income Margin, which is our operating income divided by revenues, decreased to 33.8% in the second quarter of 2016 compared to 40.4% in the second quarter of 2015. These decreases are primarily due to increases in SG&A expenses, costs of services, and foreign exchange losses, combined with a decrease in the gain on disposition of property, plant and equipment, and partially offset by the increase in revenues.

Foreign exchange rates had a negative impact on operating income in the second quarter of 2016. Refer to the table under “Translational impact of foreign exchange rates” below for details of this negative foreign exchange rate impact.

Adjusted results

We use income statement and balance sheet performance scorecards to align our operations with our strategic priorities. We concentrate on a limited number of metrics to ensure focus and to facilitate quarterly performance discussions.

Our income statement scorecard includes the non-GAAP financial measures, Adjusted Operating Income and Adjusted Operating Income Margin. We believe that comparing Adjusted Operating Income for different financial periods provides useful information about the growth or decline of operating income and net income for the relevant financial period, and eliminates the financial impact of items we do not consider to be part of our normal operating results.

We believe that comparing Adjusted Operating Income Margin for different financial periods provides useful information about of how efficiently we translate revenues into pre-tax profit. Adjusted Operating Income Margin is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers.

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

There were no adjusting items during the three months ended June 30, 2016 and 2015.

Ritchie Bros.	44

Foreign exchange loss and effect of exchange rate movement on income statement components

We conduct operations around the world in a number of different currencies, but our presentation currency is the U.S. dollar.

Transactional impact of foreign exchange rates

We recognized $0.7 million of transactional foreign exchange losses in the second quarter of 2016, compared to $0.4 million during the same period in 2015. Foreign exchange losses and gains are primarily the result of settlement of foreign-denominated monetary assets and liabilities.

Translational impact of foreign exchange rates

Since late 2014, there has been significant weakening of the Canadian dollar and the Euro relative to the U.S. dollar. This weakening has affected our reported operating income when non-U.S. dollar amounts were translated into U.S. dollars for financial statement reporting purposes.

Constant Currency amounts and Translational FX Impact are non-GAAP financial measures. We calculate our Constant Currency amounts by applying prior period foreign exchange rates to current period transactional currency amounts. We define Translational FX Impact as the amounts we report under GAAP, less Constant Currency amounts. We believe that presenting Constant Currency amounts and Translational FX Impact, and comparing Constant Currency amounts to prior period results, provides useful information regarding the potential effect of changes in foreign exchange rates on our performance and the growth or decline in our operating income by eliminating the financial impact of items we do not consider to be part of our normal operating results.

The following tables present our Constant Currency results and the Translational FX Impact for the three months ended June 30, 2016 and 2015, as well as reconcile those metrics to second quarter 2016, 2015, and 2014 revenues, costs of services, SG&A expenses, depreciation and amortization expenses, gain on disposition of property, plant and equipment, foreign exchange loss, and operating income, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $000's)	Three months ended June 30, 2016			Three months	2016 over 2015		Constant
		Translational	Constant	ended	reported change		Currency change
	As reported	FX Impact	Currency	June 30, 2015	$	%	$	%
GAP	$1,275,682	$28,070	$1,303,752	$1,262,168	$13,514	1%	$41,584	3%
Revenues	$158,805	$3,286	$162,091	$155,477	$3,328	2%	$6,614	4%
Costs of services, excluding depreciation and amortization	19,758	270	20,028	17,027	2,731	16%	3,001	18%
SG&A expenses	74,595	1,272	75,867	65,239	9,356	14%	10,628	16%
Depreciation and amortization expenses	10,284	190	10,474	10,769	(485)	(5)%	(295)	(3)%
Gain on disposition of property, plant and equipment	(201)	1	(200)	(791)	590	(75)%	591	(75)%
Foreign exchange loss	734	362	1,096	438	296	68%	658	150%
Operating income	$53,635	$1,191	$54,826	$62,795	$(9,160)	(15)%	$(7,969)	(13)%

Ritchie Bros.	45

(in U.S. $000's)	Three months ended June 30, 2015			Three months	2015 over 2014		Constant
		Translational	Constant	ended	reported change		Currency change
	As reported	FX Impact	Currency	June 30, 2014	$	%	$	%
GAP	$1,262,168	$98,746	$1,360,914	$1,229,204	$32,964	3%	$131,710	11%
Revenues	155,477	12,708	168,185	$141,835	$13,642	10%	$26,350	19%
Costs of services, excluding depreciation and amortization	17,027	1,393	18,420	17,616	(589)	(3)%	804	5%
SG&A expenses	65,239	5,475	70,714	61,513	3,726	6%	9,201	15%
Depreciation and amortization expenses	10,769	900	11,669	10,979	(210)	(2)%	690	6%
Gain on disposition of property, plant and equipment	(791)	(28)	(819)	(258)	(533)	207%	(561)	217%
Foreign exchange loss	438	39	477	212	226	107%	265	125%
Operating income	$62,795	$4,929	$67,724	$51,773	$11,022	21%	$15,951	31%

U.S. dollar exchange rate comparison

Value of one U.S. dollar	Three months ended June 30,
			% Change
	2016	2015	2016 over 2015
Period-end exchange rate
Canadian dollar	$1.2925	$1.2495	3%
Euro	0.9003	0.8976	-
Average exchange rate
Canadian dollar	$1.2886	$1.2294	5%
Euro	0.8854	0.9044	(2)%

The majority of the change in the value of the U.S. dollar to the Canadian dollar and the Euro occurred during the first quarter of 2015. Since that time, the U.S. dollar continued a more moderate appreciation against the Canadian dollar.

Other income (expense)

Other income (expense) is comprised of the following:

(in U.S. $000's)	Three months ended June 30,
			% Change
	2016	2015	2016 over 2015
Interest income	$487	$680	(28)%
Interest expense	(1,060)	(1,308)	(19)%
Equity income	477	173	176%
Other, net	269	918	(71)%
Other income	$173	$463	(63)%

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

Ritchie Bros.	46

For the three months ended June 30, 2016, income tax expense was $13.2 million, compared to an income tax expense of $17.4 million for the same comparative period in 2015. Our effective tax rate was 24.6% in the second quarter of 2016, compared to 27.5% in the second quarter of 2015. The decrease in the effective tax rate in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to a greater estimated proportion of annual earnings taxed in jurisdictions with lower tax rates for fiscal 2016 compared to fiscal 2015. The decrease in effective tax rate was also the result of the valuation allowance of deferred tax assets remaining consistent during the three months ended June 30, 2016 compared to an increase in the valuation allowance of deferred tax assets during the three months ended June 30, 2015.

Net income attributable to stockholders

Net income attributable to stockholders decreased 12% to $39.7 million in the second quarter of 2016 compared to $45.1 million in the second quarter of 2015, primarily due the decrease in operating income and partially offset by the decrease in income tax expense over the same comparative period.

Adjusted results

Adjusted Net Income and Diluted Adjusted EPS attributable to stockholders are non-GAAP financial measures. We believe that comparing Adjusted Net Income and Diluted Adjusted EPS attributable to stockholders for different financial periods provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period, and eliminates the financial impact of items we do not consider to be part of our normal operating results.

Adjusted Net Income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items. We calculate Diluted Adjusted EPS attributable to stockholders by dividing Adjusted Net Income attributable to stockholders by the weighted average number of diluted shares outstanding.

There were no adjusting items during the three months ended June 30, 2016 and 2015.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA and EBITDA Margin are non-GAAP financial measures that we believe provide useful information about the growth or decline of our net income when compared between different financial periods. EBITDA is also an element of the performance criteria for certain PSUs we granted to our employees and officers in 2013 and 2014. EBITDA is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income. EBITDA Margin presents EBITDA as a multiple of revenues.

Ritchie Bros.	47

The following table presents our EBITDA and EBITDA Margin results for the three months ended June 30, 2016 and 2015, as well as reconciles those metrics to net income and revenues, which are the most directly comparable GAAP measures in our consolidated income statements:

(in U.S.$000's)	Three months ended June 30,
			% Change
	2016	2015	2016 over 2015
Net income	$40,591	$45,846	(11)%
Add: depreciation and amortization expenses	10,284	10,769	(5)%
Less: interest income	(487)	(680)	(28)%
Add: interest expense	1,060	1,308	(19)%
Add: current income tax expense	16,106	19,365	(17)%
Less: deferred income tax recovery	(2,889)	(1,953)	48%
EBITDA	$64,665	$74,655	(13)%
Revenues	$158,805	$155,477	2%
EBITDA Margin	40.7%	48.0%	(15)%

The decreases in our EBITDA and EBITDA Margin during the second quarter of 2016 compared to the second quarter of 2015 are primarily due to the increases in SG&A expenses, costs of services, and foreign exchange losses, combined with a decrease in the gain on disposition of property, plant and equipment, and partially offset by the increase in revenues.

Adjusted results

Our balance sheet scorecard includes the performance metric, Debt/Adjusted EBITDA, which is a non-GAAP financial measure. We believe that comparing Debt/Adjusted EBIDTA on a 12-month rolling basis for different financial periods provides useful information about the performance of our operations, and in particular, it is an indicator of the amount of time it would take for us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidiy are discussed further below under “liquidity and capital resources”.

We calculate Debt/Adjusted EBITDA by dividing debt by EBITDA excluding the effects of pre-tax adjusting items.

Ritchie Bros.	48

The following table presents our Debt/Adjusted EBITDA results as at and for the 12 months ended June 30, 2016 and 2015, as well as reconciles that metric to debt and net income, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $ millions)	As at and for the 12 months ended June 30,
					% Change
	2016		2015		2016 over 2015
Short-term debt	$22.4		$13.8		62%
Long-term debt	102.7		105.2		(2)%
Debt	$125.1		$119.0		5%
Net income	$139.2		$111.5		25%
Add: depreciation and amortization expenses	41.0		44.4		(8)%
Less: interest income	(2.1)		(2.6)		(19)%
Add: interest expense	4.8		5.1		(6)%
Add: current income tax expense	38.5		45.4		(15)%
Less: deferred income tax recovery	(4.7)		(1.8)		161%
Pre-tax adjusting items:
Management reorganization	-		5.5		(100)%
Gain on sale of excess property	(8.4)		(3.4)		(147)%
Impairment loss	-		8.1		(100)%
Adjusted EBITDA	$208.3		$212.2		(2)%
Debt/Adjusted EBITDA	0.6	x	0.6	x	-

The Debt/Adjusted EBITDA multiple remained consistent during the 12 months ended June 30, 2016 compared to the same period in 2015.

Ritchie Bros.	49

Year-to-Date Performance

Financial overview	Six months ended June 30,
			% Change
(in U.S.$000's, except EPS)	2016	2015	2016 over 2015
Revenues	$290,750	$271,095	7%
Costs of services, excluding depreciation and amortization	35,071	28,636	22%
Selling, general and administrative expenses	142,902	128,995	11%
Depreciation and amortization expenses	20,364	21,385	(5)%
Gain on disposal of property, plant and equipment	(447)	(966)	(54)%
Foreign exchange loss (gain)	51	(2,769)	(102)%
Operating income	92,809	95,814	(3)%
Other income	525	987	(47)%
Income tax expense	22,749	26,845	(15)%
Net income attributable to stockholders	69,116	68,860	-
Diluted EPS attributable to stockholders	$0.65	$0.64	2%
Effective tax rate	24.4%	27.7%	(12)%
GAP	$2,295,604	$2,217,729	4%
Revenue Rate	12.67%	12.22%	4%

Gross Auction Proceeds

GAP was $2.3 billion for the six months ended June 30, 2016, a first half record and a 4% increase over the first half of 2015. Included in our first half 2016 GAP is $65.3 million of GTV from our online marketplaces, which represents a 22% increase over GTV of $53.5 million in the first half of 2015. The increase in GAP is primarily due to an increase in the number of core auction lots year-over-year. The total number of lots at industrial and agricultural auctions grew 20%, increasing to 225,500 in the first half of 2016 from 188,700 in the first half of 2015. However, core auction GAP decreased 14% on a per-lot basis to $9,900 in the first half of 2016 from $11,500 in the first half of 2015.

GAP, on a U.S. dollar basis, grew in Canada and Europe in the first half of 2016 compared to the first half of 2015. However, this growth was partially offset by reductions in GAP in the United States over the same comparative period. GAP in the rest of the world grew during the six months ended June 30, 2016 compared to the same period in 2015. First half 2016 GAP would have been $49.6 million higher, resulting in a 6% increase over first half 2015, if foreign exchange rates had remained consistent with those in 2015. This adverse effect on GAP is primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar.

During the first half of 2016, we continued to actively pursue the use of underwritten commission contracts from a strategic perspective, entering into such contracts only when the risk/reward profile of the terms were agreeable. The volume of underwritten commission contracts decreased to 25% of our GAP in the first half of 2016 from 30% in the first half of 2015, primarily due to the underwritten contracts associated with the Casper, Wyoming, offsite auction that was held on March 25, 2015. Straight commission contracts continue to account for the majority of our GAP.

Ritchie Bros.	50

Revenues and Revenue Rate

(in U.S. $000's)	Six months ended June 30,
			Better/(Worse)
	2016	2015	2016 over 2015
United States	$143,492	$137,013	5%
Canada	95,554	86,870	10%
Europe	26,404	22,809	16%
Other	25,300	24,403	4%
Revenues	$290,750	$271,095	7%

The distribution of our revenues across the geographic regions in which we operate was as follows, where the geographic location of revenues corresponds to the location in which the sale occurred, or in the case of online sales, where the company earning the revenues is incorporated:

Revenue distribution	Canada	Outside of Canada	United States	Europe	Other
Six months ended June 30, 2016	33%	67%	49%	9%	9%
Six months ended June 30, 2015	32%	68%	51%	8%	9%

Revenues increased 7% in the first half of 2016 compared to the first half of 2015, primarily due to volume increases in GAP combined with a strong Revenue Rate. Included in first half 2016 revenues were $7.6 million of revenues from EquipmentOne, which represents an 11% increase over EquipmentOne revenues of $6.8 million in the first half of 2015.

Our Revenue Rate increased 45 basis points to 12.67% in the first half of 2016 compared to 12.22% in the first half of 2015. This increase is primarily due to the performance of our straight commission contracts combined with an increase in fee revenue, which is not directly linked to GAP. Our first half 2016 overall average commission rate was 9.50%, compared to 9.82% in the first half of 2015. This decrease is primarily due to the performance of our underwritten business. Our underwritten contract commission rates and volume decreased in the first six months of 2016 compared to the same period in 2015.

Our fee revenue earned in the first half of 2016 represented 3.17% of GAP compared to 2.41% of GAP in the first half of 2015. The increase was primarily due to an increase in financing and other fees resulting from the improved performance of our value-added service offerings, combined with the mix of equipment sold at our auctions. Financing fees from RBFS increased 30% to $6.1 million in the first half of 2016 from $4.7 million in the first half of 2015. Mascus contributed $3.3 million of subscription, license, and other fee revenues in the first half of 2016. Xcira contributed $2.4 million of technology service fees in the first half of 2016.

Revenue grew in all regions in the first six months of 2016 compared to the same period in 2015, primarily as a result of increases in GAP and Revenue Rate, as well as the acquisitions of Mascus and Xcira.

Foreign exchange rates had a negative impact on revenues in the first half of 2016 as a significant portion of revenues are in Canada and the Netherlands. Refer to the table under “Translational impact of foreign exchange rates” below for details of this negative foreign exchange rate impact.

Costs of services

Costs of services increased $6.4 million or 22% in the first half of 2016 compared to the first half of 2015. Costs of services related to our Core Auction segment were $34.2 million, or 1.53% of GAP, in the first half of 2016 compared to $28.6 million, or 1.32% of GAP, in the first half of 2015.

Ritchie Bros.	51

This $5.6 million increase is primarily due to the increase in number of lots at our auctions, the increase in the number of agricultural auctions, the recognition of costs of services from Xcira of $1.4 million, and a strategic increase in advertising and promotional expenditure targeted at our larger auctions, including our five-day, premier global auction in Orlando, United States. We believe the targeted increase in advertising and promotional expenditure contributed to the increase in GAP.

During the first half of 2016, 86% of our GAP was attributable to auctions held at our permanent and regional auction sites, including those located in frontier regions, compared to 84% in the first half of 2015. We held 194 auctions in the first half of 2016, compared to 189 in the first half of 2015. The proportion of GAP earned at those sites increased over the same comparative period.

EquipmentOne and Mascus contributed $0.5 million and $0.3 million, respectively, to our total costs of services in the first half of 2016. Prior to fiscal 2016, costs of services generated by EquipmentOne were insignificant and recorded within SG&A expenses.

Selling, general and administrative expenses

SG&A expenses by nature are presented below:

(in U.S. $000's)	Six months ended June 30,
			% Change
	2016	2015	2016 over 2015
Employee compensation	$92,050	$85,775	7%
Buildings, facilities and technology	24,205	20,333	19%
Travel, advertising and promotion	12,354	10,886	13%
Professional fees	6,567	6,305	4%
Other SG&A expenses	7,726	5,696	36%
	$142,902	$128,995	11%

Our SG&A expenses increased $13.9 million, or 11%, in the first half of 2016 compared to the first half of 2015. Foreign exchange rates had a positive impact on SG&A expenses in the first half of 2016 as a significant portion of administration expenses are in Canada and the Netherlands. Refer to the table under “Translational impact of foreign exchange rates” below for details of this positive foreign exchange rate impact.

Employee compensation expenses increased $6.3 million in the first half of 2016 compared to the first half of 2015. This increase included a positive effect from foreign exchange rates of $2.9 million. Removing foreign exchange impacts, the primary drivers of the increase in employee compensation were the $4.1 million higher share-based payments, 6% net growth of our headcount, $1.8 million from Mascus, and $1.3 million from Xcira. Employee compensation expenses in the first half of 2015 included $2.1 million in termination benefits resulting from the Separation Agreement with our former Chief Sales Officer.

The increase in share-based payment expenses over the same period is primarily due to an increase in the fair value of our share units related to the performance of our common share price, the impact of the change in accounting treatment of certain of our PSUs from liability to equity-classified as a result of shareholder approval of our PSU plans on May 2, 2016, and an increase in the number of participants in the plans as a result of promotions and headcount increases (including new executives).

Buildings, facilities and technology costs increased $3.9 million in the first half of 2016 compared to the first half of 2015. This increase is primarily attributable to our value-added service offerings, and in particular, the costs required to support the growing fee revenues generated by that business. The increase is also due to the fact that we had fewer software capitalization projects to which various information technology costs were able to be capitalized to in the first half of 2016 compared to the first half of 2015.

Ritchie Bros.	52

The reduction in the number of projects is a result of significant system transformation projects (in which legacy software systems were replaced or upgraded) having reached completion at the end of the first quarter of 2015, combined with controlled capital spending.

Travel, advertising and promotion increased $1.5 million in the first half of 2016 compared to the first half of 2015, primarily due to a strategic increase in advertising and promotional expenditure targeted at our larger auction events and integration of acquired businesses. In addition, rental fees have increased as a result of a replacement of our aged and retired company vehicles with new vehicles under operating leases.

Other SG&A increased $2.0 million in the first half of 2016 compared to the first half of 2015, primarily due to increased yard and office supplies required to support the increased ancillary service and auction activity, as well as headcount. Also contributing to the increase are costs associated with the Mascus acquisition in the first half of 2016.

Included in first half 2016 SG&A expenses are $6.2 million of SG&A expenses from EquipmentOne, which decreased 5% over EquipmentOne SG&A expenses of $6.6 million in the first half of 2015.

Depreciation and amortization expenses

Our depreciation and amortization expenses decreased $1.0 million, or 5%, in the first half of 2016 compared to the same period in 2015, primarily due to the positive impact of foreign exchange rate changes combined with assets related to our website development becoming fully depreciated in 2015. The positive impact from foreign exchange is primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar. The replacement of our aged and retired company vehicles with new vehicles under operating leases has also contributed to the decrease in depreciation in the first half of 2016 compared to the first half of 2015.

Included in first half 2016 depreciation and amortization expenses are $1.3 million of EquipmentOne depreciation and amortization expenses, which represents a 22% decrease over EquipmentOne depreciation and amortization expenses of $1.7 million in the first half of 2015.

Operating income

Operating income decreased 3% to $92.8 million in the first half of 2016 compared to $95.8 million in the first half of 2015. Operating Income Margin decreased to 31.9% in the first half of 2016 compared to 35.3% in the first half of 2015. These decreases are primarily due to increases in SG&A expenses, costs of services, and foreign exchange losses, combined with a decrease in the gain on disposition of property, plant and equipment, and partially offset by the increase in revenues.

Foreign exchange rates had a negative impact on operating income in the first half of 2016. Refer to the table under “Translational impact of foreign exchange rates” below for details of this negative foreign exchange rate impact.

Adjusted results

With respect to our Adjusted Operating Income and Adjusted Operating Income Margin, there were no adjusting items during the six months ended June 30, 2016 and 2015.

Foreign exchange loss and effect of exchange rate movement on income statement components

In the first half of 2016, approximately 46% of our revenues and 57% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 44% and 58%, respectively in the first half of 2015.

Ritchie Bros.	53

Transactional impact of foreign exchange rates

We recognized $0.1 million of transactional foreign exchange losses in the first half of 2016, compared to $2.8 million of transactional foreign exchange gains during the same period in 2015. Foreign exchange losses and gains are primarily the result of settlement of foreign-denominated monetary assets and liabilities.

Translational impact of foreign exchange rates

The following tables presents our Constant Currency results and Translational FX Impact for the six months ended June 30, 2016 and 2015, as well as reconcile those metrics to first half 2016, 2015 and 2014 revenues, costs of services, SG&A expenses, depreciation and amortization expenses, gain on disposition of property, plant and equipment, foreign exchange loss/gain, and operating income, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $000's)	Six months ended June 30, 2016			Six months	2016 over 2015		Constant
		Translational	Constant	ended	reported change		Currency change
	As reported	FX Impact	Currency	June 30, 2015	$	%	$	%
GAP	$2,295,604	$49,578	$2,345,182	$2,217,729	$77,875	4%	$127,453	6%
Revenues	290,750	6,236	296,986	$271,095	$19,655	7%	$25,891	10%
Costs of services, excluding depreciation and amortization	35,071	510	35,581	28,636	6,435	22%	6,945	24%
SG&A expenses	142,902	3,985	146,887	128,995	13,907	11%	17,892	14%
Depreciation and amortization expenses	20,364	685	21,049	21,385	(1,021)	(5)%	(336)	(2)%
Gain on disposition of property, plant and equipment	(447)	(3)	(450)	(966)	519	(54)%	516	(53)%
Foreign exchange loss (gain)	51	353	404	(2,769)	2,820	(102)%	3,173	(115)%
Operating income	$92,809	$706	$93,515	$95,814	$(3,005)	(3)%	$(2,299)	(2)%

(in U.S. $000's)	Six months ended June 30, 2015			Six months	2015 over 2014		Constant
		Translational	Constant	ended	reported change		Currency change
	As reported	FX Impact	Currency	June 30, 2014	$	%	$	%
GAP	$2,217,729	$151,638	$2,369,367	$2,084,581	$133,148	6%	$284,786	14%
Revenues	271,095	19,453	290,548	$240,423	$30,672	13%	$50,125	21%
Costs of services, excluding depreciation and amortization	28,636	2,061	30,697	27,916	720	3%	2,781	10%
SG&A expenses	128,995	10,123	139,118	121,485	7,510	6%	17,633	15%
Depreciation and amortization expenses	21,385	1,700	23,085	21,576	(191)	(1)%	1,509	7%
Gain on disposition of property, plant and equipment	(966)	(34)	(1,000)	(329)	(637)	194%	(671)	204%
Foreign exchange gain	(2,769)	25	(2,744)	(1,079)	(1,690)	157%	(1,665)	154%
Operating income	$95,814	$5,578	$101,392	$70,854	$24,960	35%	$30,538	43%

U.S. dollar exchange rate comparison

Value of one U.S. dollar	Six months ended June 30,
			% Change
	2016	2015	2016 over 2015
Average exchange rate
Canadian dollar	$1.3317	$1.2353	8%
Euro	0.8963	0.8967	-

Ritchie Bros.	54

The majority of the change in the value of the U.S. dollar to the Canadian dollar and the Euro occurred during the first quarter of 2015. Since that time, the U.S. dollar continued a more moderate appreciation against the Canadian dollar.

Other income (expense)

Other income (expense) is comprised of the following:

(in U.S. $000's)	Six months ended June 30,
			% Change
	2016	2015	2016 over 2015
Interest income	$985	$1,527	(35)%
Interest expense	(2,423)	(2,577)	(6)%
Equity income	996	406	145%
Other, net	967	1,631	(41)%
Other income	$525	$987	(47)%

Income tax expense and effective tax rate

For the six months ended June 30, 2016, income tax expense was $22.7 million, compared to an income tax expense of $26.8 million for the same comparative period in 2015. Our effective tax rate was 24.4% in the first half of 2016, compared to 27.7% in the first half of 2015. The decrease in the effective tax rate in the first half of 2016 compared to the first half of 2015 was primarily due to a greater estimated proportion of annual earnings taxed in jurisdictions with lower tax rates for fiscal 2016 compared to fiscal 2015. The decrease in effective tax rate was also the result of a decrease in the valuation allowance of deferred tax assets during the six months ended June 30, 2016 compared to an increase in the valuation allowance of deferred tax assets during the six months ended June 30, 2015.

Net income attributable to stockholders

Net income attributable to stockholders of $69.1 million in the first half of 2016 increased from $68.9 million in the first half of 2015, primarily due the increase in revenues combined with the decrease in income tax expense, and partially offset by the increases in SG&A expenses, costs of services, and foreign exchange loss over the same comparative period.

Adjusted results

With respect to Adjusted Net Income and Diluted Adjusted EPS attributable to stockholders, there were no adjusting items during the six months ended June 30, 2016 and 2015.

Ritchie Bros.	55

EBITDA

The following table presents our EBITDA and EBITDA Margin results for the six months ended June 30, 2016 and 2015, as well as reconciles those metrics to net income and revenues, which are the most directly comparable GAAP measures in our consolidated income statements:

(in U.S.$000's)	Six months ended June 30,
			% Change
	2016	2015	2016 over 2015
Net income	$70,585	$69,956	1%

Add: depreciation and amortization expenses	20,364	21,385	(5)%
Less: interest income	(985)	(1,527)	(35)%
Add: interest expense	2,423	2,577	(6)%
Add: current income tax expense	26,115	30,078	(13)%
Less: deferred income tax recovery	(3,366)	(3,233)	4%
EBITDA	$115,136	$119,236	(3)%
Revenues	$290,750	$271,095	7%
EBITDA Margin	39.6%	44.0%	(10)%

The decreases in our EBITDA and EBITDA Margin during the first half of 2016 compared to the first half of 2015 are primarily due to the increases in SG&A expenses, costs of services, and foreign exchange losses, combined with a decrease in the gain on disposition of property, plant and equipment, and partially offset by the increase in revenues.

Operations Update

The majority of our business continues to be generated by our core auction operations. During the first half of 2016, we conducted 109 unreserved industrial auctions at locations in North America, Europe, the Middle East, Australia, New Zealand, and Asia, as compared to 108 in the first half of 2015. We also held 85 unreserved agricultural auctions in the first half of 2016, compared to 81 in the first half of 2015.

Our key industrial auction metrics3 are shown below:

	Six months ended June 30,
			% Change
	2016	2015	2016 over 2015
Bidder registrations	276,000	250,000	10%
Consignments	26,350	22,500	17%
Buyers	70,150	59,650	18%
Lots	203,500	168,500	21%

We continued to see increases in all key industrial auction metrics in the first half of 2016 compared to the first half of 2015, primarily as a result of our focused efforts on growing the business combined with a stable used equipment market.

[3]	For a breakdown of these key industrial auction metrics by month, please refer to our website at www.rbauction.com. None of the information in our website is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	56

Although our auctions vary in size, our average industrial auction results on a rolling 12-month basis are described in the following table:

	12 months ended June 30,
			Change
	2016	2015	2016 over 2015
GAP	$17.0 million	$16.7 million	$0.3 million
Bidder registrations	2,322	2,092	11%
Consignors	225	195	15%
Lots	1,698	1,432	19%

For the same reasons discussed above, we continued to see improvements in all of our average industrial auction metrics for the 12 months ended June 30, 2016 compared to the 12 months ended June 30, 2015.

Website metrics4

The Ritchie Bros. website (www.rbauction.com) is a gateway to our online bidding system, which allows bidders to participate in our auctions over the internet and showcases upcoming auctions and equipment to be sold. This online bidding service gives our auction customers the choice of how they want to do business with us and access to both live and online auction participation.

Internet bidders comprised 64% of the total bidder registrations at our industrial auctions in the first half of 2016, compared to 62% in the first half of 2015. This increase in the level of internet bidders continues to demonstrate our ability to drive multichannel participation at our auctions.

Our EquipmentOne website (www.equipmentone.com) provides access to our online equipment marketplace.

The following table provides information about the average monthly users of our websites:

	As at June 30,
			% Change
	2016	2015	2016 over 2015
www.rbauction.com	1,040,858	936,906	11%
www.equipmentone.com	99,805	92,046	8%

In the first half of 2016 compared to the first half of 2015, we continued to see a significant increase in the number of average monthly users of www.rbauction.com. This increase is primarily due to greater search traffic, which we believe is a direct result of our search engine optimization efforts that were focused on adapting our website to mobile devices.

Over the same comparative period, we also saw an increase in the number of average monthly users of www.equipmentone.com. We believe this increase is primarily due to greater efforts to focus the marketing effort in the first half of 2016, targeting to an audience that was more likely to transact on the online marketplace. As such, we believe this targeted marketing contributed to the increase in EquipmentOne revenues in the first half of 2016 compared to the first half of 2015.

During the first half of 2016, the average number of monthly visits to Mascus’ global websites was 3,342,357.

[4]	None of the information in our websites is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	57

Online bidding and equipment marketplace purchase metrics

We continue to see an increase in the use and popularity of both our online bidding system and our online equipment marketplace. During the first six months of 2016, we attracted record first half online bidder registrations and sold approximately $1.1 billion of equipment, trucks and other assets to online auction bidders and EquipmentOne customers. This represents an 11% increase over the $1.0 billion of assets sold online in the first half of 2015, and a first half sales record.

Productivity

We measure Sales Force Productivity as rolling 12-month core auction GAP per Revenue Producer. It is an operational statistic that we believe provides a gauge of the effectiveness of Revenue Producers in increasing our GAP, and ultimately our net income. Sales Force Productivity was $12.0 million per Revenue Producer5 at June 30, 2016 and 2015. Sales Force Productivity remained consistent between June 30, 2016 and 2015 primarily as a result of increased turnover in Revenue Producers, particularly in the United States. New hires generally require a period of at least 18 months to reach productivity levels equal to that of their incumbents.

Our headcount statistics, which exclude Xcira and Mascus employees, as at the end of each period are presented below:

	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014
Total full-time employees	1,600	1,559	1,522	1,513	1,515	1,479	1,468	1,472

Regional Sales Managers	45	49	46	48	46	45	46	48
Territory Managers	304	296	296	307	307	308	307	296
Revenue Producers	349	345	342	355	353	353	353	344
Trainee Territory Managers	28	26	31	26	24	30	29	31
Other sales personnel	103	99	95	88	87	79	81	84
Sales personnel	480	470	468	469	464	462	463	459

Total headcount (excluding Xcira and Mascus employees) increased by net 85 between June 30, 2015 and June 30, 2016, which consisted of increases of net 16 sales personnel and net 69 administrative and operational personnel. Included in the administrative and operational personnel increase is an increase of net 15 personnel from RBFS. RBFS account managers generate financing fee revenue but do not produce GAP. As such, they are excluded from our definition of Revenue Producers and the measurement of Sales Force Productivity, which is based on core auction GAP.

Between June 30, 2015 and June 30, 2016, the number of Revenue Producers decreased by net four while the number of other sales personnel, including Trainee Territory Managers, increased by net 20, resulting in the overall net 16 increase in total sales personnel. Compared to December 31, 2015, the number of Revenue Producers and Territory Managers increased by net seven and eight, respectively, during the six-month period ended June 30, 2016.

Xcira had a total headcount of 51 at June 30, 2016, which has increased by net one since December 31, 2015. Mascus had a total headcount of 41 at June 30, 2016.

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the NYSE and the TSX. On August 5, 2016, we had 106,624,829 common shares issued and outstanding and stock options outstanding to purchase a total of 3,560,664 common shares. No preferred shares have been issued or are outstanding. The outstanding stock options had a weighted average exercise price of $23.90 per share and a weighted average remaining term of 7.8 years.

[5]	Revenue Producers is a term used to describe our revenue-producing sales personnel. This definition is comprised of Regional Sales Managers and Territory Managers.

Ritchie Bros.	58

Share repurchase program

In March 2016, we executed the following share repurchases at a total cost of $36.7 million:

	Issuer purchases of equity securities
	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publically announced program (2)	(d) Maximum approximate dollar value of shares that may yet be purchased under the program (1)
March 2016 (3)	1,460,000	$25.15	1,460,000	$15.8 million

(1)	On January 12, 2015, we announced that our Board of Directors had authorized a share repurchase program for the repurchase of up $100 million worth of our common shares (subject to TSX approval) over the next three years. The initial normal course issuer bid approved by the TSX (the “initial NCIB”) was for a one-year period from March 3, 2015 through March 2, 2016. No purchases were made under the initial NCIB during the first quarter of 2016, and the initial NCIB expired in accordance with its terms on March 2, 2016.

(2)	On February 25, 2016, we announced our intention to renew our normal course issuer bid on the expiry of the initial NCIB. On March 1, 2016, the TSX approved a new normal course issuer bid (the “new NCIB”) for a one-year period from March 3, 2016 to March 2, 2017. The information in the above table relates to purchases made, and eligible to be made in the future, pursuant to the new NCIB.

(3)	Repurchases under the new NCIB during the month of March 2016 began on March 8, 2016 and ended on March 15, 2016. All repurchased shares were cancelled on March 15, 2016. No further share repurchases were made pursuant to the new NCIB, or by any other means, during the six months ended June 30, 2016.

Liquidity and Capital Resources

Working capital

(in U.S. $000's)	June 30,	December 31,
	2016	2015	% Change
Cash and cash equivalents	$166,501	$210,148	(21)%
Restricted cash	$196,171	$83,098	136%

Current assets	$592,312	$430,099	38%
Current liabilities	416,579	289,966	44%
Working capital	$175,733	$140,133	25%

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our working capital increased during the six months ended June 30, 2016, primarily due to the refinancing of our long-term loan that fell due in May 2016, which resulted in the replacement of the current portion of long-term debt with non-current long-term debt. Net income generated during the period also contributed to the increase in working capital, partially offset by our repurchase of 1.46 million common shares for $36.7 million and the payment of dividends of $36.5 million.

Cash flows

(in U.S. $000's)	Six months ended June 30,
			% Change
	2016	2015	2016 over 2015
Cash provided by (used in):
Operating activities	$37,555	$133,157	(72)%
Investing activities	(38,611)	(5,183)	645%
Financing activities	(48,668)	(45,699)	6%
Effect of changes in foreign currency rates	6,077	(7,881)	(177)%
Net increase (decrease) in cash and cash equivalents	$(43,647)	$74,394	(159)%

Ritchie Bros.	59

Operating activities

Net cash provided by operating activities decreased $95.6 million, or 72%, during the first half of 2016 compared to the first half of 2015. This decrease is primarily due to changes in our operating assets and liabilities, and in particular, restricted cash and inventory. Net cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing, size and number of auctions during the period, the timing of the receipt of auction proceeds from buyers and of the payment of net amounts due to consignors, as well as the location of the auction with respect to restrictions on the use of cash generated therein.

Investing activities

Net cash used in investing activities increased $33.4 million, or 645%, during the first half of 2016 compared to the first half of 2015. This increase is primarily due to the acquisition of Mascus for cash consideration of $28.1 million, which is net of cash and cash equivalents acquired.

CAPEX Intensity presents net capital spending as a percentage of revenue. We believe that comparing CAPEX Intensity on a 12-month rolling basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

(in U.S. $ millions)	12 months ended June 30,
			% Change
	2016	2015	2016 over 2015
Property, plant and equipment additions	$22.4	$17.2	30%
Intangible asset additions	11.0	11.0	-
Proceeds on disposition of property plant and equipment	(14.2)	(11.7)	21%
Net capital spending	$19.2	$16.5	16%
Revenues	$535.5	$511.8	5%
CAPEX Intensity	3.6%	3.2%	13%

The increase in CAPEX Intensity for the 12 months ended June 30, 2016 compared to the 12 months ended June 30, 2015 is primarily due to the increase in net capital spending, partially offset by the increase in revenues. The net capital spending increase was primarily the result of a 30% increase in property, plant and equipment additions, partially offset by a 21% increase in proceeds on disposition of property, plant and equipment. The majority of the property, plant and equipment additions during the 12 months ended June 30, 2016 occurred in the third and fourth quarters of 2015. These additions included the capitalization of costs to assets under development related to auction site improvements and computer system transformation initiatives, as well as the acquisition of yard and automotive equipment to support our operational and headcount growth.

Financing activities

Net cash used in financing activities increased $3.0 million, or 6%, in the first half of 2016 compared to the first half of 2015. The increase was primarily due to $9.9 million less cash provided in exchange for issuances of share capital combined with $5.2 million greater dividend payments in the first half of 2016 compared to the first half of 2015. The increase in cash used in financing activities was partially offset by our March 2016 share repurchase, which required $10.8 million less cash than our March 2015 share repurchase as a result of fewer shares being repurchased.

The $31.3 million in proceeds from short-term debt received during the first half of 2016, which were primarily borrowed in order to fund the Mascus acquisition, were significantly offset by the repayment of short-term debt of $24.2 million. In addition, the repayment of long-term debt of $46.6 million related to the Canadian dollar 60 million term loan that fell due in May 2016 was offset by the proceeds from long-term debt of $46.6 million received during the six months ended June 30, 2016 in order to refinance the aforementioned term loan.

Ritchie Bros.	60

We declared and paid regular cash dividends of $0.16 per common share for the quarter ended June 30, 2015, and declared and paid regular cash dividends of $0.16 per common share for the quarters ended September 30, 2015, December 31, 2015, and March 31, 2016. We have declared, but not yet paid, a dividend of $0.17 per common share for the quarter ended June 30, 2016.

Total dividend payments during the six months ended June 30, 2016 were $34.2 million to stockholders and $2.4 million to non-controlling interests. This compares to total dividend payments of $30.0 million to stockholders and $1.3 million to non-controlling interests during the six months ended June 30, 2015. All dividends we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Adjusted results

Adjusted Dividend Payout Ratio

Adjusted Dividend Payout Ratio is non-GAAP financial measure. We believe that comparing the Adjusted Dividend Payout Ratio for different financial periods provides useful information about how well our net income supports our dividend payments. Refer to the table under “Return on Invested Capital” below for a reconciliation of Adjusted Net Income attributable to stockholders to the most directly comparable GAAP measures in the consolidated income statements on a rolling 12-month basis. Adjusted Dividend Payout Ratio is calculated by dividing dividends paid to stockholders by Adjusted Net Income attributable to stockholders.

The following table presents our Adjusted Net Income attributable to stockholders and Adjusted Dividend Payout Ratio results on a rolling 12-month basis, and reconciles those metrics to dividends paid to stockholders and net income attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $ millions)	12 months ended June 30,
			% Change
	2016	2015	2016 over 2015
Dividends paid to stockholders	$68.5	$60.1	14%
Net income attributable to stockholders	$136.5	$109.7	24%
Pre-tax adjusting items:
Management reorganization	-	5.5	(100%)
Gain on sale of excess property	(8.4)	(3.4)	(147%)
Impairment loss	-	8.1	(100%)
Current income tax effect of adjusting items:
Management reorganization	-	(1.3)	100%
Gain on sale of excess property	1.1	0.4	175%
Deferred tax adjusting item:
Tax loss utilization	(7.9)	-	(100%)
Adjusted Net Income attributable to stockholders	$121.3	$119.0	2%
Adjusted Dividend Payout Ratio	56.5%	50.5%	12%

Adjusting items for the 12 months ended June 30, 2016 included a $7.3 million ($8.4 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, and a $7.9 million (or $0.07 per diluted share) tax saving generated by tax loss utilization, both recognized in the fourth quarter of 2015.

Ritchie Bros.	61

Adjusting items for the 12 months ended June 30, 2015 included $4.2 million ($5.5 million before tax, or $0.04 per diluted share) in termination benefit expenses related to the fourth quarter 2014 management reorganization, a $2.9 million ($3.4 million before tax, or $0.03 per diluted share) gain on the sale of our former permanent auction site in Grande Prairie, Canada, recognized in the third quarter of 2014, and an $8.1 million (or $0.08 per diluted share; no tax effect) impairment loss recorded against our land and improvements and auction building in Narita, Japan, also recognized in the third quarter of 2014.

The increase in our Adjusted Dividend Payout Ratio reflects our use of net income for providing returns to shareholders.

Operating Free Cash Flow (“OFCF”)

OFCF is non-GAAP financial measure that we believe, when compared on a 12-month rolling basis to different financial periods, provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. OFCF is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate OFCF by subtracting net capital spending from cash provided by operating activities.

The following table presents our OFCF results on a rolling 12-month basis, and reconciles that metric to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in our consolidated statements of cash flows:

(in U.S. $ millions)	12 months ended June 30,
			% Change
	2016	2015	2016 over 2015
Cash provided by operating activities	$100.8	$234.6	(57)%
Property, plant and equipment additions	22.4	17.2	30%
Intangible asset additions	11.0	11.0	-
Proceeds on disposition of property plant and equipment	(14.2)	(11.7)	21%
Net capital spending	$19.2	$16.5	16%
Operating Free Cash Flow	$81.6	$218.1	(63)%

The OFCF decrease for the 12 months ended June 30, 2016 compared to the 12 months ended June 30, 2015 was primarily the result of a $133.8 million decrease in cash provided by operating activities over the same comparative period. The decrease in cash provided by operating activities is primarily due to changes in our operating assets and liabilities, and in particular, inventory and restricted cash. The most significant change in inventory occurred during the second quarter of 2016, which resulted in a decrease in cash provided by operating activities of $46.3 million. Restricted cash balances can fluctuate significantly from period to period due to factors such as differences in the timing, size and location of the auction.

Return on Invested Capital (“ROIC”)

ROIC is a non-GAAP financial measure that we believe, by comparing on a 12-month rolling basis for different financial periods, provides useful information about the after-tax return generated by our investments. ROIC is also an element of the performance criteria for certain PSUs we granted to our employees and officers in 2013 and 2014. We calculate ROIC as Adjusted Net Income attributable to stockholders divided by average invested capital. Average invested capital is a GAAP measure calculated as the average long-term debt (including current and non-current portions) and stockholders’ equity over a rolling 12-month period.

Ritchie Bros.	62

The following table presents our Adjusted Net Income attributable to stockholders and ROIC results on a 12-month rolling basis, and reconciles those metrics to net income attributable to stockholders, long-term debt, and stockholders’ equity, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $ millions)	12 months ended June 30,
			% Change
	2016	2015	2016 over 2015
Net income attributable to stockholders	$136.5	$109.7	24%
Pre-tax adjusting items:
Management reorganization	-	5.5	(100)%
Gain on sale of excess property	(8.4)	(3.4)	(147)%
Impairment loss	-	8.1	(100)%
Current income tax effect of adjusting items:
Management reorganization	-	(1.3)	100%
Gain on sale of excess property	1.1	0.4	175%
Deferred tax adjusting item:
Tax loss utilization	(7.9)	-	(100)%
Adjusted Net Income attributable to stockholders	$121.3	$119.0	2%
Opening long-term debt	105.2	128.3	(18)%
Ending long-term debt	102.7	105.2	(2)%
Average long-term debt	$104.0	$116.8	(11)%
Opening stockholders' equity	691.1	715.8	(3)%
Ending stockholders' equity	709.0	691.1	3%
Average stockholders' equity	$700.1	$703.5	-
Average invested capital	$804.1	$820.3	(2)%
ROIC	15.1%	14.5%	4%

The increase in ROIC for the 12 months ended June 30, 2016 compared to the 12 months ended June 30, 2015 was the result of an increase in net income attributable to stockholders combined with a decrease in average invested capital. Average invested capital decreased primarily due to reductions in long-term debt resulting from lower levels of borrowings combined with the effect that the weakening Canadian dollar, relative to the U.S. dollar, had on our Canadian dollar-denominated debt.

Debt and credit facilities

At June 30, 2016, our short-term debt of $22.4 million consisted of borrowings under our committed, revolving credit facility, and had a weighted average annual interest rate of 1.8%. This compares to current borrowings of $12.4 million as at December 31, 2015, with a weighted average annual interest rate of 1.8%.

The $43.3 million current portion of long-term debt as at December 31, 2015 consisted entirely of our Canadian dollar 60 million term loan under our uncommitted, revolving credit facility. We refinanced this term loan on a long-term basis when it fell due on May 4, 2016 by drawing on our committed, revolving credit facility. As at June 30, 2016, we had a total of $102.7 million long-term debt, with a weighted average annual interest rate of 2.9%. This compares to long-term debt of $97.9 million as at December 31, 2015, with a weighted average annual interest rate of 5.0%.

Ritchie Bros.	63

Future scheduled interest payments over the next five years relating to our long-term debt outstanding at June 30, 2016 were as follows:

(in U.S. $000's)	Scheduled interest payments
	In 2016	In 2017	In 2018	In 2019	In 2020	Thereafter
On long-term debt	$1,501	$3,002	$2,525	$2,188	$2,188	$3,015

Our credit facilities are with financial institutions in the United States, Canada and the Netherlands. Certain of the facilities include commitment fees applicable to the unused credit amount. We were in compliance with all financial and other covenants applicable to our credit facilities at June 30, 2016.

We believe our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements, as well as to fund future growth including, but not limited to, mergers and acquisitions, development of EquipmentOne, and other growth opportunities.

Scorecard Summary

The following tables summarize the adjusted results discussed above that appear in our performance scorecards:

Income statement scorecard

(in U.S. $ millions, except EPS)	Three months ended June 30,			Six months ended June 30,
			Better/(Worse)			Better/(Worse)
	2016	2015	2016 over 2015	2016	2015	2016 over 2015
GAP	$1,275.7	$1,262.2	1%	$2,295.6	$2,217.7	4%
Revenues	$158.8	$155.5	2%	$290.8	$271.1	7%
Revenue Rate	12.45%	12.32%	13 bps	12.67%	12.22%	45 bps
Operating income	$53.6	$62.8	(15)%	$92.8	$95.8	(3)%
Operating Income Margin	33.8%	40.4%	(660 bps )	31.9%	35.3%	(340 bps )
Diluted EPS attributable to stockholders	$0.37	$0.42	(12)%	$0.65	$0.64	2%

Balance sheet scorecard

(in U.S. $ millions)	12 months ended June 30,
					Better/(Worse)
	2016		2015		2016 over 2015
Operating Free Cash Flow	$81.6		$218.1		(63)%
CAPEX Intensity	3.6%		3.2%		(40 bps	)
Return on Invested Capital	15.1%		14.5%		60 bps
Debt/Adjusted EBITDA	0.6	x	0.6	x	-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Ritchie Bros.	64

Critical Accounting Policies, Judgments, Estimates and Assumptions

Aside from those discussed below, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Form 10-Q

Changes in Accounting Policies

There have been no changes in our significant accounting policies during the three months ended June 30, 2016.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk during the six months ended June 30, 2016 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at June 30, 2016. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	65

PART II

ITEM 1:	LEGAL PROCEEDINGS

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

There were no material changes in risk factors during the six months ended June 30, 2016.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three months ended June 30, 2016.

ITEM 6:	EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
10.1	Amended and Restated Stock Option Plan, dated May 2, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ritchie Bros.	66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: August 8, 2016	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Dated: August 8, 2016	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	67