Form 10-Q
period 2016-09-30
RITCHIE BROS AUCTIONEERS INC
filed 2016-11-09
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 106,679,740 common shares, without par value, outstanding as of November 8, 2016.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended September 30, 2016

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q of Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we” or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. These statements are based on our current expectations and estimates about our business and markets, and include, among others, statements relating to:

•	our future strategy, objectives, targets, projections, and performance;

•	our ability to drive shareholder value;

•	market opportunities;

•	our internet initiatives and the level of participation in our auctions by internet bidders, and the success of EquipmentOne and our other online marketplaces;

•	our ability to grow our core auction business, including our ability to increase our market share among traditional customer groups, including those in the used equipment market, and do more business with new customer groups in new sectors;

•	the impact of our new initiatives, services, investments, and acquisitions on us and our customers;

•	our ability to integrate our acquisitions;

•	potential future mergers and acquisitions, including the planned merger of Ritchie Bros. and IronPlanet Holdings, Inc.;

•	ability for the planned merger of Ritchie Bros. and IronPlanet Holdings, Inc. to accelerate our customer-centric, multi-channel diversification strategy, enhance online offerings, penetrate into larger, additional sectors, and significantly increase our revenue and net income using the strength of our balance sheet;

•	potential future strategic alliances, including the planned alliance between Ritchie Bros., IronPlanet, Inc., and Caterpillar Inc.

•	ability for the planned alliance between Ritchie Bros., IronPlanet, Inc., and Caterpillar Inc. to significantly strengthen our relationship with Caterpillar dealers;

•	our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our existing services and support additional value-added service offerings;

•	the effect of Original Equipment Manufacturer production on our Gross Auction Proceeds (“GAP”) (as defined under “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations”);

•	the supply trend of equipment in the market and the anticipated price environment for late model equipment, as well as the resulting effect on our business and GAP;

•	the growth potential of Ritchie Bros. Financial Services, as well as expectations towards and significance of its service offerings and geographical expansion in the near future;

•	fluctuations in our quarterly revenues and operating performance resulting from the seasonality of our business;

•	our ability to grow our sales force, minimize turnover, and improve Sales Force Productivity (as described below);

•	our ability to implement new performance measurement metrics to gauge our effectiveness and progress;

•	the relative percentage of GAP represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;

•	our Revenue Rates (as described below), the sustainability of those rates, the impact of our commission rate and fee changes, and the seasonality of GAP and revenues;

•	our future capital expenditures and returns on those expenditures;

•	the proportion of our revenues, operating expenses, and operating income denominated in currencies other than the United States (“U.S.”) dollar or the effect of any currency exchange and interest rate fluctuations on our results of operations;

Ritchie Bros.	1

•	financing available to us, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and

•	our ability to satisfy our present operating requirements and fund future growth through existing working capital and credit facilities.

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein and other relevant factors.

Ritchie Bros.	2

PART I

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues (note 6)	$128,876	$109,318	$419,626	$380,413
Costs of services, excluding depreciation and amortization (note 7)	14,750	12,045	49,821	40,681
	114,126	97,273	369,805	339,732
Selling, general and administrative expenses (note 7)	69,000	58,170	211,153	187,165
Acquisition-related costs (note 7)	4,691	-	5,440	-
Depreciation and amortization expenses (note 7)	10,196	10,017	30,560	31,402
Gain on disposition of property, plant and equipment	(570)	(234)	(1,017)	(1,200)
Impairment loss (note 8)	28,243	-	28,243	-
Foreign exchange loss (gain)	281	718	332	(2,051)

Operating income	2,285	28,602	95,094	124,416

Other income (expense):
Interest income	369	548	1,354	2,075
Interest expense	(934)	(1,239)	(3,357)	(3,816)
Equity income (note 19)	213	363	1,209	769
Other, net	247	739	1,214	2,370
	(105)	411	420	1,398

Income before income taxes	2,180	29,013	95,514	125,814

Income tax expense (recovery) (note 9):
Current	9,652	8,700	35,767	38,778
Deferred	(2,472)	(934)	(5,838)	(4,167)
	7,180	7,766	29,929	34,611

Net income (loss)	$(5,000)	$21,247	$65,585	$91,203

Net income (loss) attributable to:
Stockholders	$(5,137)	$20,825	$63,979	$89,685
Non-controlling interests	137	422	1,606	1,518
	$(5,000)	$21,247	$65,585	$91,203

Earnings (loss) per share attributable to stockholders (note 11):
Basic	$(0.05)	$0.19	$0.60	$0.84
Diluted	$(0.05)	$0.19	$0.60	$0.83

Weighted average number of shares outstanding (note 11):
Basic	106,622,376	107,137,417	106,595,088	107,041,819
Diluted	107,525,051	107,517,888	107,221,390	107,433,359

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$(5,000)	$21,247	$65,585	$91,203
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	590	(10,817)	7,990	(33,903)

Total comprehensive income (loss)	$(4,410)	$10,430	$73,575	$57,300

Total comprehensive income (loss) attributable to:
Stockholders	(4,550)	10,115	71,798	56,075
Non-controlling interests	140	315	1,777	1,225
	$(4,410)	$10,430	$73,575	$57,300

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$230,984	$210,148
Restricted cash	83,413	83,098
Trade and other receivables	192,420	59,412
Inventory (note 14)	42,371	58,463
Advances against auction contracts	3,839	4,797
Prepaid expenses and deposits	12,672	11,057
Assets held for sale (note 15)	390	629
Income taxes receivable	5,882	2,495
	571,971	430,099
Property, plant and equipment (note 16)	528,634	528,591
Equity-accounted investments (note 19)	7,649	6,487
Other non-current assets	4,770	3,369
Intangible assets (note 17)	66,681	46,973
Goodwill (note 18)	92,307	91,234
Deferred tax assets	15,475	13,362
	$1,287,487	$1,120,115

Liabilities and Equity
Current liabilities:
Auction proceeds payable	$274,741	$101,215
Trade and other payables	122,288	120,042
Income taxes payable	4,299	13,011
Short-term debt (note 20)	39,013	12,350
Current portion of long-term debt (note 20)	-	43,348
	440,341	289,966
Long-term debt (note 20)	101,590	54,567
Share unit liabilities	3,526	5,633
Other non-current liabilities	13,647	6,735
Deferred tax liabilities	30,592	31,070
	589,696	387,971

Commitments (note 23)
Contingencies (note 24)
Contingently redeemable:
Non-controlling interest (note 10)	-	24,785
Performance share units (note 22)	3,438	-
Stockholders' equity (note 21):
Share capital:
Common stock; no par value, unlimited shares
authorized, issued and outstanding shares:
106,661,268 (December 31, 2015: 107,200,470)	120,911	131,530
Additional paid-in capital	26,602	27,728
Retained earnings	591,430	601,051
Accumulated other comprehensive loss	(49,314)	(57,133)
Stockholders' equity	689,629	703,176
Non-controlling interest	4,724	4,183
	694,353	707,359
	$1,287,487	$1,120,115

See accompanying notes to the condensed consolidated financial statements

Ritchie Bros.	5

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently redeemable
			Additional		Accumulated	Non-		Non-	Performance
	Common stock		paid-In		other	controlling		controlling	share
	Number of		capital	Retained	comprehensive	interest	Total	interest	units
	shares	Amount	("APIC")	earnings	income (loss)	("NCI")	equity	("NCI")	("PSUs")
Balance, December 31, 2015	107,200,470	$131,530	$27,728	$601,051	$(57,133)	$4,183	$707,359	$24,785	$-

Net income	-	-	-	63,979	-	272	64,251	1,334	-
Other comprehensive
income	-	-	-	-	7,819	2	7,821	169	-
	-	-	-	63,979	7,819	274	72,072	1,503	-
Change in value of contingently
redeemable NCI	-	-	-	(21,186)	-	-	(21,186)	21,186	-
Stock option exercises	920,798	26,107	(5,405)	-	-	-	20,702	-	-
Stock option tax adjustment	-	-	254	-	-	-	254	-	-
Stock option compensation
expense (note 22)	-	-	4,025	-	-	-	4,025	-	-
Modification of PSUs (note 22)	-	-	-	(70)	-	-	(70)	-	2,175
Equity-classified PSU
expense (note 22)	-	-	-	-	-	-	-	-	1,222
Equity-classified PSU dividend
equivalents	-	-	-	(20)	-	-	(20)	-	20
Change in value of contingently
redeemable equity-classified PSUs	-	-	-	(21)	-	-	(21)	-	21
NCI acquired in a business
combination (note 25)	-	-	-	-	-	596	596	-	-
Acquisition of NCI	-	-	-	-	-	(226)	(226)	(44,141)	-
Shares repurchased (note 21)	(1,460,000)	(36,726)	-	-	-	-	(36,726)	-	-
Cash dividends paid (note 21)	-	-	-	(52,303)	-	(103)	(52,406)	(3,333)	-
Balance, September 30, 2016	106,661,268	$120,911	$26,602	$591,430	$(49,314)	$4,724	$694,353	$-	$3,438

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Nine months ended September 30,	2016	2015
Cash provided by (used in):
Operating activities:
Net income	$65,585	$91,203
Adjustments for items not affecting cash:
Depreciation and amortization expenses (note 7)	30,560	31,402
Inventory write down (note 14)	2,284	480
Impairment loss (note 8)	28,243	-
Stock option compensation expense (note 22)	4,025	3,094
Equity-classified PSU expense (note 22)	1,222	-
Deferred income tax recovery	(5,838)	(4,167)
Equity income less dividends received	(1,209)	(769)
Unrealized foreign exchange loss	586	1,463
Gain on disposition of property, plant and equipment	(1,017)	(1,200)
Net changes in operating assets and liabilities (note 12)	38,982	36,922
Net cash provided by operating activities	163,423	158,428

Investing activities:
Acquisition of Mascus (note 25)	(28,123)	-
Acquisition of Petrowsky (note 25)	(6,250)	-
Acquisition of contingently redeemable NCI (note 10)	(41,092)	-
Acquisition of NCI (note 25)	(226)	-
Property, plant and equipment additions	(12,600)	(12,643)
Intangible asset additions	(12,041)	(4,248)
Proceeds on disposition of property, plant and equipment	3,259	4,700
Other, net	(243)	-
Net cash used in investing activities	(97,316)	(12,191)

Financing activities:
Issuances of share capital	20,702	29,251
Share repurchase (note 21)	(36,726)	(47,489)
Dividends paid to stockholders (note 21)	(52,303)	(47,191)
Dividends paid to contingently redeemable NCI	(3,436)	(1,340)
Proceeds from short-term debt	52,584	8,566
Repayment of short-term debt	(28,641)	(6,558)
Proceeds from long-term debt	46,572	-
Repayment of long-term debt	(46,568)	-
Repayment of finance lease obligations	(1,282)	(1,599)
Other, net	(512)	75
Net cash used in financing activities	(49,610)	(66,285)

Effect of changes in foreign currency rates on cash and cash equivalents	4,339	(13,212)

Increase in cash and cash equivalents	20,836	66,740
Cash and cash equivalents, beginning of period	210,148	139,815
Cash and cash equivalents, end of period	$230,984	206,555

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	7

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

Underwritten commission contracts can take the form of guarantee or inventory contracts. Guarantee contracts typically include a pre-negotiated percentage of the guaranteed gross proceeds plus a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, commission is reduced; if proceeds are sufficiently lower, the Company can incur a loss on the sale. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is completed. If a loss relating to a guarantee contract held at the period end to be sold after the period end is known or is probable and estimable at the financial statement reporting date, the loss is accrued in the financial statements for that period. The Company’s exposure from these guarantee contracts fluctuates over time (note 24).

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

(c)	Costs of services, excluding depreciation and amortization expenses

Costs of services are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenues, and earning other fee revenues. Direct expenses include direct labour, buildings and facilities charges, and travel, advertising and promotion costs. Costs of services incurred to earn online marketplace revenues include inventory management, referral, inspection, sampling, and appraisal fees. Costs of services incurred in earning other fee revenues include direct labour (including commissions on sales), software maintenance fees, and materials. Costs of services exclude depreciation and amortization expenses. In comparative periods, costs of services consisted entirely of direct expenses. As a result of the Xcira LLC (“Xcira”) and Mascus International Holdings BV (“Mascus”) acquisitions, significant other costs of services are now incurred in earning our revenues (note 25).

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

Equity-classified share-based payments (continued)

PSUs awarded under the senior executive and employee PSU plans (described in note 22) are contingently redeemable in cash in the event of death of the participant. The contingently redeemable portion of the senior executive PSU awards, which represents the amount that would be redeemable based on the conditions at the date of grant, to the extent attributable to prior service, is recognized as temporary equity. The balance reported in temporary equity increases on the same basis as the related compensation expense over the service period of the award, with any excess of the temporary equity value over the amount recognized in compensation expense charged against retained earnings. In the event it becomes probable an award is going to become eligible for redemption by the holder, the award would be reclassified to a liability award.

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

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 22. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

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

Employee share purchase plan

The Company matches employees’ contributions to the share purchase plan, which is described in more detail in note 22. The Company’s contributions are expensed as share-based compensation.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2. Significant accounting policies (continued)

(e)	New and amended accounting standards (continued)

(ii)	Effective January 1, 2016, the Company adopted ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which changes the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”), and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

(iii)	Effective January 1, 2016, the Company adopted ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides clarity around a customer’s accounting for fees paid in a cloud computing arrangement. The amendments in ASU 2015-05 add guidance to assist customers in determining whether a cloud computing arrangement includes a software license. Software license elements of cloud computing arrangements are accounted for consistent with the acquisition of other intangible asset licenses. Where there is no software license element, the cloud computing arrangement is accounted for as a service contract. The standard was applied prospectively and did not have an impact on the Company’s consolidated financial statements.

(iv)	Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of this standard did not have an impact on the Company’s consolidated financial statements with respect to the acquisition of Xcira (note 25(b)) as no adjustments to provisional amounts were identified during the measurement period. During the period from February 19, 2016 to September 30, 2016, the Company recognized working capital adjustments related to the Mascus acquisition (note 25(a)), which resulted in a net $343,000 increase in goodwill.

(f)	Recent accounting standards not yet adopted

(i)	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, it moves away from the current industry and transaction specific requirements. ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include:
1.	Identifying the contract(s) with the customer,

2.	Identifying the separate performance obligations in the contract,

3.	Determining the transaction price,

4.	Allocating the transaction price to the separate performance obligations, and

5.	Recognizing revenue as each performance obligation is satisfied.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2. Significant accounting policies (continued)

(f)	Recent accounting standards not yet adopted (continued)

(ix)	In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments are applied using a retrospective transition method to each period presented, unless impracticable to do so, in which case they are applied prospectively as of the earliest date practicable. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

5. Segmented information (continued)

The Chief Operating Decision Maker evaluates segment performance based on earnings (loss) from operations, which is calculated as revenues less costs of services, selling, general and administrative (“SG&A”) expenses, depreciation and amortization expenses, and impairment loss. The significant non-cash items included in segment earnings (loss) from operations are depreciation and amortization expenses and impairment loss.

	Three months ended			Nine months ended
	September 30, 2016			September 30, 2016
	Core			Core
	Auction	Other	Consolidated	Auction	Other	Consolidated
Revenues	$122,789	$6,087	$128,876	$402,671	$16,955	$419,626
Costs of services, excluding depreciation and amortization	(14,131)	(619)	(14,750)	(48,354)	(1,467)	(49,821)
SG&A expenses	(63,998)	(5,002)	(69,000)	(197,222)	(13,931)	(211,153)
Depreciation and amortization expenses	(9,259)	(937)	(10,196)	(27,960)	(2,600)	(30,560)
Impairment loss	-	(28,243)	(28,243)	-	(28,243)	(28,243)
	$35,401	$(28,714)	$6,687	$129,135	$(29,286)	$99,849
Acquisition-related costs			(4,691)			(5,440)
Gain on disposition of property, plant and equipment			570			1,017
Foreign exchange loss			(281)			(332)
Operating income			$2,285			$95,094
Equity income			213			1,209
Other and income tax expenses			(7,498)			(30,718)
Net income (loss)			$(5,000)			$65,585

	Three months ended			Nine months ended
	September 30, 2015			September 30, 2015
	Core			Core
	Auction	Other	Consolidated	Auction	Other	Consolidated
Revenues	$105,421	$3,897	$109,318	$369,711	$10,702	$380,413
Costs of services, excluding depreciation and amortization	(12,045)	-	(12,045)	(40,681)	-	(40,681)
SG&A expenses	(54,797)	(3,373)	(58,170)	(177,196)	(9,969)	(187,165)
Depreciation and amortization expenses	(9,357)	(660)	(10,017)	(29,025)	(2,377)	(31,402)
	$29,222	$(136)	$29,086	$122,809	$(1,644)	$121,165
Gain on disposition of property, plant and equipment			234			1,200
Foreign exchange gain (loss)			(718)			2,051
Operating income			$28,602			$124,416
Equity income			363			769
Other and income tax expenses			(7,718)			(33,982)
Net income			$21,247			$91,203

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6. Revenues

The Company’s revenue from the rendering of services is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Commissions	$96,110	$83,648	$314,084	$301,379
Fees	32,766	25,670	105,542	79,034
	$128,876	$109,318	$419,626	$380,413

Net profits on inventory sales included in commissions are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue from inventory sales	$176,381	$105,678	$411,970	$409,105
Cost of inventory sold	(159,850)	(97,745)	(376,364)	(372,577)
	$16,531	$7,933	$35,606	$36,528

7. Operating expenses

Certain prior period operating expenses have been reclassified to conform with current year presentation.

Costs of services, excluding depreciation and amortization

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee compensation expenses	$6,593	$5,309	$21,731	$16,185
Buildings, facilities and technology expenses	1,709	1,745	6,015	5,191
Travel, advertising and promotion expenses	4,991	5,120	18,287	16,207
Other costs of services	1,457	(129)	3,788	3,098
	$14,750	$12,045	$49,821	$40,681

SG&A expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee compensation expenses	$43,077	$36,287	$135,129	$122,062
Buildings, facilities and technology expenses	12,466	10,516	36,671	30,849
Travel, advertising and promotion expenses	6,273	5,388	18,594	16,274
Professional fees	3,675	3,157	9,524	9,456
Other SG&A expenses	3,509	2,822	11,235	8,524
	$69,000	$58,170	$211,153	$187,165

Ritchie Bros.	17

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

7. Operating expenses (continued)

Acquisition-related costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Iron Planet Holdings Inc. ("IronPlanet") (note 24)	$4,514	$-	$4,514	$-
Mascus (note 25)	-	-	749	-
Petrowsky Auctioneers Inc. ("Petrowsky") (note 25)	177	-	177	-
	$4,691	$-	$5,440	$-

Depreciation and amortization expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation expense	$7,751	$8,491	$23,466	$26,718
Amortization expense	2,445	1,526	7,094	4,684
	$10,196	$10,017	$30,560	$31,402

8. Impairment loss

Goodwill impairment

The Company performs impairment tests on goodwill on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. Goodwill is tested for impairment at a reporting unit level, which is at the same level or one level below an operating segment. A goodwill impairment loss is recognized when the carrying amount of the reporting unit is greater than its fair value. The goodwill impairment loss is calculated as the excess of the carrying amount of the goodwill over its implied fair value.

Goodwill arising from the acquisition of AssetNation, the provider of our online marketplaces, forms part of the EquipmentOne reporting unit. During the three months ended September 30, 2016, an indicator of impairment was identified with respect to the EquipmentOne reporting unit. The indicator consisted of a decline in actual and forecasted revenue and operating income compared with previously projected results, which was primarily due to the recent performance of the EquipmentOne reporting unit.

As a result of the identification of an indicator of impairment of the EquipmentOne reporting unit, a US GAAP two-step goodwill impairment test was performed at September 30, 2016. Step one of the goodwill impairment test indicated that the carrying amount (including goodwill) of the EquipmentOne reporting unit exceeded its fair value. Accordingly, the impairment test proceeded to step two, wherein the step one fair value of the EquipmentOne reporting unit was used to estimate the implied fair value of the goodwill.

The second step of the goodwill impairment test involved allocating the EquipmentOne reporting unit fair value to all the assets and liabilities of that reporting unit based on their estimated fair values. Management used a blended analysis of the earnings approach, which employs a discounted cash flow methodology, and the market approach, which employs a multiple of earnings methodology, to determine the fair values of the intangible assets and to measure the goodwill impairment loss.

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

8. Impairment loss (continued)

Goodwill impairment (continued)

Based on the results of the goodwill impairment test, the Company recorded an impairment loss on the EquipmentOne reporting unit goodwill of $23,574,000 on September 30, 2016.

Long-lived asset impairment

Long-lived assets, which are comprised of property, plant and equipment and definite-lived intangible assets, are assessed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows from another asset group. The carrying amount of the long-lived asset group is not recoverable if it exceeds the sum of the future undiscounted cash flows expected to result from the long-lived asset group’s use and eventual disposition. Where the carrying amount of the long-lived asset group is not recoverable, its fair value is determined in order to calculate any impairment loss. An impairment loss is measured as the excess of the long-lived asset group’s carrying amount over its fair value.

At September 30, 2016, for the same reason noted above under the goodwill impairment test, management determined that there was an indicator that the carrying amount of the long-lived assets arising from our acquisition of AssetNation (the “EquipmentOne long-lived assets”) might not have been recoverable. As such, the Company performed the recoverability test, for which purpose management determined that the asset group to which the EquipmentOne long-lived assets belonged was the EquipmentOne reporting unit.

The results of the recoverability test indicated that the EquipmentOne reporting unit carrying amount (including goodwill but excluding deferred tax assets, deferred tax liabilities, and income taxes payable) exceeded the sum of its future undiscounted cash flows. As such, management then used an earnings approach to estimate the fair values of the EquipmentOne long-lived assets and compared those fair values to their carrying amounts.

Based on the results of the long-lived asset impairment test, the Company recorded a pre-tax impairment loss on the EquipmentOne reporting unit customer relationships of $4,669,000 on September 30, 2016. In connection with this impairment loss, the Company recorded a deferred tax benefit of $1,798,000 to the income tax provision. The result of this impairment test was reflected in the carrying value of the EquipmentOne reporting unit prior to the completion of the goodwill impairment test described above.

9. Income taxes

At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year.  The estimate reflects, among other items, management’s best estimate of operating results.  It does not include the estimated impact of foreign exchange rates or unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company’s consolidated effective tax rate in respect of operations for the three and nine months ended September 30, 2016 was 329.4% and 31.3%, respectively (2015: 26.8% and 27.5%).

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

10. Contingently redeemable non-controlling interest in Ritchie Bros. Financial Services

Until July 12, 2016, the Company held a 51% interest in Ritchie Bros. Financial Services (”RBFS”), an entity that provides loan origination services to enable the Company’s auction customers to obtain financing from third party lenders. As a result of the Company’s involvement with RBFS, the Company is exposed to risks related to the recovery of the net assets of RBFS as well as liquidity risks associated with the put option discussed below.

Management determined that RBFS was a variable interest entity because the Company provided subordinated financial support to RBFS and because the Company’s voting interest was disproportionately low in relation to its economic interest in RBFS while substantially all the activities of RBFS involved or were conducted on behalf of the Company. Management also determined that the Company was the primary beneficiary of RBFS as the Company was part of a related party group that had the power to direct the activities that most significantly impacted RBFS’s economic performance, and although no individual member of that group had such power, the Company represented the member of the related party group that was most closely associated with RBFS.

Until July 12, 2016, the Company and the non-controlling interest (“NCI”) holders each held options pursuant to which the Company could acquire, or be required to acquire, the NCI holders’ 49% interest in RBFS. These call and put options became exercisable on April 6, 2016, and the Company had the option to elect to pay the purchase price in either cash or shares of the Company, subject to the Company obtaining all relevant security exchange and regulatory consents and approvals. As a result of the existence of the put option, the NCI was accounted for as a contingently redeemable equity instrument (the “contingently redeemable NCI”). The NCI could be redeemed at a purchase price to be determined through an independent appraisal process conducted in accordance with the terms of the agreement, or at a negotiated price (the “redemption value”).

For the comparative reporting period presented, management determined that redemption was probable and measured the carrying amount of the contingently redeemable NCI at its estimated December 31, 2015 redemption value of $24,785,000. The estimation of redemption value at that date required management to make significant judgments, estimates, and assumptions.

On July 12, 2016 the Company completed its acquisition of the NCI. On that date, the Company acquired the NCI holders’ 49% interest in RBFS for total consideration of 57,900,000 Canadian dollars ($44,141,000). That purchase price consisted of cash consideration of 53,900,000 Canadian dollars ($41,092,000) and 4,000,000 Canadian dollars ($3,049,000) representing the acquisition date fair value of contingent consideration payable to the former shareholders of RBFS. The contingent payment is payable if RBFS achieves a specified annual revenue growth rate over a three-year post-acquisition period, and is calculated as a specified percentage of the accumulated earnings of RBFS after the three-year post-acquisition period. The maximum amount payable under the contingent payment arrangement is 10,000,000 Canadian dollars. The Company may pay an additional amount not exceeding 1,500,000 Canadian dollars over a three-year period based on the former NCI holders providing continued management services to RBFS.

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

11. Earnings (loss) per share attributable to stockholders

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

	Three months ended			Nine months ended
	September 30, 2016			September 30, 2016
	Net loss	WA		Net income	WA
	attributable to	number	Per share	attributable to	number	Per share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$(5,137)	106,622,376	$(0.05)	$63,979	106,595,088	$0.60
Effect of dilutive securities:
PSUs	-	81,610	-	-	27,203	-
Stock options	-	821,065	-	-	599,099	-
Diluted	$(5,137)	107,525,051	$(0.05)	$63,979	107,221,390	$0.60

	Three months ended			Nine months ended
	September 30, 2015			September 30, 2015
	Net income	WA		Net income	WA
	attributable to	number	Per share	attributable to	number	Per share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$20,825	107,137,417	$0.19	$89,685	107,041,819	$0.84
Effect of dilutive securities: Stock options	-	380,471	-	-	391,540	(0.01)
Diluted	$20,825	107,517,888	$0.19	$89,685	107,433,359	$0.83

In respect of PSUs awarded under the senior executive and employee PSU plans (described in note 22), performance and market conditions, depending on their outcome at the end of the contingency period, can reduce the number of vested awards to nil or to a maximum of 200% of the number of outstanding PSUs. For the three and nine months ended September 30, 2016, PSUs to purchase 253,646 and 231,671 common shares, respectively, were outstanding but excluded from the calculation of diluted EPS attributable to stockholders as they were anti-dilutive. For the three and nine months ended September 30, 2016, stock options to purchase nil and 1,002,929 common shares, respectively, were outstanding but excluded from the calculation of diluted EPS attributable to stockholders as they were anti-dilutive (2015: 113,073 and 206,733).

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

12. Supplemental cash flow information

Nine months ended September 30,	2016	2015
Restricted cash	$2,002	$(54,547)
Trade and other receivables	(129,980)	(63,469)
Inventory	15,257	(1,565)
Advances against auction contracts	914	23,146
Prepaid expenses and deposits	(774)	711
Income taxes receivable	(3,387)	(4,226)
Auction proceeds payable	172,273	140,728
Trade and other payables	(5,331)	(15,754)
Income taxes payable	(9,410)	5,520
Share unit liabilities	2,413	3,631
Other	(4,995)	2,747
Net changes in operating assets and liabilities	$38,982	$36,922

Nine months ended September 30,	2016	2015
Interest paid, net of interest capitalized	$3,859	$3,856
Interest received	1,353	2,072
Net income taxes paid	44,869	32,775

Non-cash transactions:

Non-cash purchase of property, plant and equipment under capital lease	1,009	53

13. Fair value measurement

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

13. Fair value measurement (continued)

		September 30, 2016		December 31, 2015
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed, recurring:
Cash and cash equivalents	Level 1	$230,984	$230,984	$210,148		$210,148
Restricted cash	Level 1	83,413	83,413	83,098		83,098
Short-term debt (note 20)	Level 2	39,013	39,013	12,350		12,350
Current portion of long-term debt (note 20)	Level 2	-	-	43,348		43,348
Long-term debt (note 20)	Level 2	101,590	104,558	54,567		56,126
Fair value measurements:
EquipmentOne reporting unit:
Customer relationships (note 17)	Level 3	$6,300	$6,300	$12,431	$	N/A
Goodwill (note 18)	Level 3	$14,357	$14,357	$37,931	$	N/A

The carrying amount of the Company‘s cash and cash equivalents, restricted cash, trade and other current receivables, advances against auction contracts, auction proceeds payable, trade and other payables, short-term debt, and current portion of long-term debt approximate their fair values due to their short terms to maturity. The fair values of the Company’s long-term debt are determined through the calculation of each liability‘s present value using market rates of interest at period close.

14. Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. During the three and nine months ended September 30, 2016, the Company recorded an inventory write-down of $882,000 and $2,284,000 respectively (2015: $167,000 and $480,000).

Of inventory held at September 30, 2016, 100% is expected to be sold prior to the end of December 2016 (December 31, 2015: 91% sold by the end of March 2016 with the remainder sold by the end of June 2016).

15. Assets held for sale

Balance, December 31, 2015	$629
Disposal	(242)
Other	3
Balance, September 30, 2016	$390

During the three months ended September 30, 2016, the Company sold excess auction site acreage in Denver, United States, for net proceeds of $735,000 resulting in a gain of $493,000.

As at September 30, 2016, the Company’s assets held for sale consisted of excess auction site acreage located in Orlando, United States. Management made the strategic decision to sell this excess acreage to maximize the Company’s return on invested capital. This land asset belongs to the Core Auction reportable segment.

Ritchie Bros.	23

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

15. Assets held for sale (continued)

The property continues to be actively marketed for sale through an independent real estate broker, and management expects the sales to be completed within 12 months of September 30, 2016.

16. Property, plant and equipment

As at September 30, 2016	Cost	Accumulated depreciation	Net book value
Land and improvements	$366,504	$(60,194)	$306,310
Buildings	260,472	(90,582)	169,890
Yard and automotive equipment	58,574	(39,941)	18,633
Computer software and equipment	65,205	(57,682)	7,523
Office equipment	23,249	(16,839)	6,410
Leasehold improvements	22,000	(13,780)	8,220
Assets under development	11,648	-	11,648
	$807,652	$(279,018)	$528,634

As at December 31, 2015	Cost	Accumulated depreciation	Net book value
Land and improvements	$356,905	$(54,551)	$302,354
Buildings	254,760	(82,100)	172,660
Yard and automotive equipment	59,957	(38,848)	21,109
Computer software and equipment	60,586	(50,754)	9,832
Office equipment	22,432	(15,660)	6,772
Leasehold improvements	20,893	(12,160)	8,733
Assets under development	7,131	-	7,131
	$782,664	$(254,073)	$528,591

17. Intangible assets

As at September 30, 2016	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$4,959	$-	$4,959
Customer relationships	22,538	(544)	21,994
Software	34,496	(11,245)	23,251
Software under development	16,477	-	16,477
	$78,470	$(11,789)	$66,681

Ritchie Bros.	24

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17. Intangible assets (continued)

As at December 31, 2015	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$800	$-	$800
Customer relationships	22,800	(7,097)	15,703
Software	23,269	(5,848)	17,421
Software under development	13,049	-	13,049
	$59,918	$(12,945)	$46,973

During the three and nine months ended September 30, 2016, interest of $111,000 and $287,000, respectively was capitalized to the cost of software under development (2015: $130,000 and $642,000). These interest costs relating to qualifying assets are capitalized at a weighted average rate of 5.32% (2015: 6.39%).

During the three and nine months ended September 30, 2016, an impairment loss of $4,669,000 was recognized on the customer relationships within the EquipmentOne reporting unit (note 8), reducing the carrying amount from $10,969,000 to an estimated fair value of $6,300,000, which formed the new cost basis of those assets at September 30, 2016. Subsequent to the EquipmentOne reporting unit indefinite-lived intangible asset impairment test, management concluded that an indefinite life of the EquipmentOne reporting unit trade names and trademarks could no longer be supported. Commencing September 30, 2016, the Company has commenced amortizing those trade names and trademarks over their useful life, which management has estimated to be 15 years.

18. Goodwill

Balance, December 31, 2015	$91,234
Additions (note 25)	23,972
Impairment loss (note 8)	(23,574)
Foreign exchange movement	675
Balance, September 30, 2016	$92,307

The carrying amount of goodwill has been allocated to reporting units for impairment testing purposes (note 8) as follows:

	September 30,	December 31,
	2016	2015
Core Auction	$58,113	$53,303
EquipmentOne	14,357	37,931
Mascus	19,837	-
	$92,307	$91,234

Ritchie Bros.	25

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

A condensed summary of the Company's investments in and advances to equity-accounted investees are as follows (in thousands of U.S. dollars, except percentages):

	Ownership	September 30,	December 31,
	percentage	2016	2015
Cura Classis entities	48%	$4,821	$3,487
Other equity investments	32%	2,828	3,000
		7,649	6,487

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

20. Debt

	Carrying value
	September 30,	December 31,
	2016	2015
Short-term debt	$39,013	$12,350

Long-term debt:

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 4.225%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	25,894	24,567

Term loan, denominated in United States dollars, unsecured, bearing interest at 3.59%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	30,000	30,000

Revolving loan, denominated in Canadian dollars, unsecured, bearing interest at a weighted average rate of 1.75%, due in monthly installments of interest only, with the committed, revolving credit facility available until May 2018.	45,696	-

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 6.385%, due in quarterly installments of interest only, with the full amount of the principal due in May 2016.	-	43,348

	101,590	97,915

Total debt	$140,603	$110,265
Total long-term debt:
Current portion	$-	$43,348
Non-current portion	101,590	54,567
	$101,590	$97,915

At December 31, 2015, the current portion of long-term debt consisted of a Canadian dollar 60,000,000 term loan under the Company’s uncommitted, revolving credit facility. The Company refinanced this term loan on a long-term basis when it fell due on May 4, 2016 by drawing on its committed, revolving credit facility.

Short-term debt at September 30, 2016 is comprised of drawings in different currencies on the Company’s committed and uncommitted revolving credit facilities of $359,358,000 (December 31, 2015: committed revolving credit facilities of $312,693,000), and have a weighted average interest rate of 1.6% (December 31, 2015: 1.8%).

As at September 30, 2016, the Company had available committed revolving credit facilities aggregating $256,801,000, of which $168,139,000 is available until May 2018. The Company also had available uncommitted credit facilities aggregating $193,367,000, of which $169,106,000 expires November 2017. The Company has a committed seasonal bulge credit facility of $50,000,000, which is available in February, March, August and September until May 2018. This bulge credit facility is not included in the available credit facilities totals above as at September 30, 2016.

Ritchie Bros.	27

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

20. Debt (continued)

On August 29, 2016, the Company obtained a financing commitment (the “Commitment Letter”) from Goldman Sachs Bank USA (“GS Bank”) pursuant to which GS Bank is committing to provide (i) a senior secured revolving credit facility in an aggregate principal amount of $150,000,000 (the “Revolving Facility”) and (ii) a senior unsecured bridge loan facility in an aggregate principal amount of up to $850,000,000 (the “Bridge Loan Facility”, and together with the Revolving Facility, the “Facilities”). Under the terms of the Commitment Letter, the Company may replace all or a portion of the Bridge Loan Facility with senior unsecured debt securities or certain other bank loan facilities. Debt issue costs related to these Facilities are discussed in note 24.

21. Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

During March 2016, 1,460,000 common shares (March 2015: 1,900,000) were repurchased at a weighted average (“WA”) share price of $25.16 (2015: $24.98) per common share. The repurchased shares were cancelled on March 15, 2016 (2015: March 26, 2015). There were no share repurchases during the three months ended September 30, 2016 and 2015.

The Company declared and paid the following dividends during the three and nine months ended September 30, 2016 and 2015:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Nine months ended September 30, 2016:
Fourth quarter 2015	January 15, 2016	$0.1600	February 12, 2016	$17,154	March 4, 2016
First quarter 2016	May 9, 2016	0.1600	May 24, 2016	17,022	June 14, 2016
Second quarter 2016	August 5, 2016	0.1700	September 2, 2016	18,127	September 23, 2016

Nine months ended September 30, 2015:
Fourth quarter 2014	January 12, 2015	$0.1400	February 13, 2015	$15,089	March 6, 2015
First quarter 2015	May 7, 2015	0.1400	May 29, 2015	14,955	June 19, 2015
Second quarter 2015	August 6, 2015	0.1600	September 4, 2015	17,147	September 25, 2015

Declared and undistributed

Subsequent to September 30, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.17 cents per common share, payable on December 19, 2016 to stockholders of record on November 28, 2016. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequence for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated net gains of $958,000 and $9,569,000 for the three and nine months ended September 30, 2016, respectively (2015: net losses of $4,609,000 and $16,136,000).

Ritchie Bros.	28

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

22. Share-based payments

Share-based payments consist of the following compensation costs recognized in selling, general and administrative expenses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock option compensation expense	$1,555	$1,038	$4,025	$3,094
Share unit expense:
Equity-classified PSUs	736	-	1,222	-
Liability-classified share units	1,515	(12)	8,295	3,907
Employee share purchase plan - employer contributions	403	346	1,152	977
	$4,209	$1,372	$14,694	$7,978

Stock option plan

The Company has a stock option plan that provides for the award of stock options to selected employees, directors and officers of the Company. Stock option activity for the nine months ended September 30, 2016 and the year ended December 31, 2015 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value

Outstanding, December 31, 2014	3,897,791	22.09
Granted	880,706	25.50
Exercised	(1,412,535)	21.11		$9,426
Forfeited	(89,884)	23.10

Outstanding, December 31, 2015	3,276,078	23.40
Granted	1,268,101	24.34
Exercised	(920,798)	22.48		$7,047
Forfeited	(82,256)	24.31

Outstanding, September 30, 2016	3,541,125	$23.96	7.7	$39,352

Exercisable, September 30, 2016	1,413,544	$22.97	5.8	$17,110

The fair value of the stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2016 and 2015 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2016	2015
Risk free interest rate	1.1%	1.8%
Expected dividend yield	2.36%	2.18%
Expected lives of the stock options	5 years	5 years
Expected volatility	26.9%	26.4%

Ritchie Bros.	29

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

22. Share-based payments (continued)

Stock option plan (continued)

Risk free interest rate is the US Treasury Department five-year treasury yield curve rate on the date of the grant. Expected dividend yield assumes a continuation of the most recent quarterly dividend payments. Expected life of options is based on the age of the options on the exercise date over the past 25 years. Expected volatility is based on the historical common share price volatility over the past five years.

The compensation expense arising from option grants is amortized over the relevant vesting periods of the underlying options. As at September 30, 2016, the unrecognized stock-based compensation cost related to the non-vested stock options was $5,495,000, which is expected to be recognized over a weighted average period of 2.3 years.

Share unit plans

Share unit activity for the nine months ended September 30, 2016 and the year ended December 31, 2015 is presented below:

	Equity-classified awards		Liability-classified awards
	PSUs		PSUs (1)		Restricted share units		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2014	-	$-	238,573	$23.38	403,587	$22.32	42,289	$22.33
Granted	-	-	218,699	24.57	20,528	26.38	29,072	26.07
Vested and settled	-	-	(6,870)	22.22	(28,887)	22.53	(13,365)	22.34
Forfeited	-	-	(28,817)	23.23	(62,274)	21.56	-	-

Outstanding, December 31, 2015	-	$-	421,585	$24.03	332,954	$22.70	57,996	$24.21
Granted	6,593	30.41	255,728	23.25	3,836	27.68	13,489	27.66
Transferred to (from) equity awards on modification	257,934	27.34	(257,934)	23.86	-	-	-	-
Vested and settled	-	-	(68,683)	23.08	(158,704)	22.14	(1,847)	25.28
Forfeited	(11,663)	27.41	(38,341)	22.69	(15,050)	22.68	-	-

Outstanding, September 30, 2016	252,864	$27.43	312,355	$23.90	163,036	$23.36	69,638	$24.85

(1)	Liability-classified PSUs include PSUs awarded under the employee PSU plan, the sign-on grant PSU plan, and other PSUs plans in place prior to 2015 that are cash-settled and not subject to market vesting conditions.

As at September 30, 2016, the unrecognized share unit expense related to equity-classified PSUs was $5,708,000, which is expected to be recognized over a weighted average period of 2.0 years. The unrecognized share unit expense related to liability-classified PSUs was $6,215,000, which is expected to be recognized over a weighted average period of 2.0 years. The unrecognized share unit expense related to liability-classified restricted share units (“RSUs”) was $985,000, which is expected to be recognized over a weighted average period of 0.7 years. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately upon grant.

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

PSUs awarded under the new plans are subject to market vesting conditions. The fair value of the liability-classified PSUs awarded under the employee PSU plan is estimated on the date of grant and at each reporting date using a binomial model. The significant assumptions used to estimate the fair value of the liability-classified PSUs awarded under the employee PSU plan during the nine months ended September 30, 2016 and 2015 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2016	2015
Risk free interest rate	1.2%	1.3%
Expected dividend yield	2.49%	2.17%
Expected lives of the PSUs	3 years	3 years
Expected volatility	29.9%	29.4%
Average expected volatility of comparable companies	37.0%	32.8%

Ritchie Bros.	31

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

22. Share-based payments (continued)

Senior executive and employee PSU plans (continued)

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

The fair value of the equity-classified PSUs was estimated on the modification date using the same binomial model and the same significant assumptions as the liability-classified PSUs during the nine months ended September 30, 2016.

Sign-on grant PSUs

On August 11, 2014, the Company awarded 102,375 one-time sign-on grant PSUs (the “SOG PSUs”). The SOG PSUs are cash-settled and subject to market vesting conditions related to the Company’s share performance over rolling two, three, four, and five-year periods.

The fair value of the liability-classified SOG PSUs is estimated on the date of grant and at each reporting date using a binomial model. The significant assumptions used to estimate the fair value of the SOG PSUs during the nine months ended September 30, 2016 and 2015 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2016	2015
Risk free interest rate	1.0%	1.4%
Expected dividend yield	2.34%	2.12%
Expected volatility	28.2%	33.1%

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

22. Share-based payments (continued)

Employee share purchase plan

The Company has an employee share purchase plan that allows all employees that have completed 60 days of service to contribute funds to purchase common shares at the current market value at the time of share purchase. Employees may contribute up to 4% of their salary. The Company will match between 50% and 100% of employees’ contributions, depending on the length of service of each employee with the Company.

23. Commitments

Commitment for inventory purchase

As at September 30, 2016, the Company had committed to, but not yet incurred, $7,900,000 relating to the purchase of inventory.

24. Contingencies

Costs contingent on consummation of IronPlanet acquisition

On August 29, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which it agreed to acquire IronPlanet (the “Merger”). Under the terms of Merger Agreement, the Company will acquire 100% of the equity of IronPlanet for approximately $740,000,000 in cash plus the assumption of unvested equity interests in IronPlanet, subject to adjustment, which brings the total transaction value to approximately $758,500,000. The Merger is subject to customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the obtaining of certain foreign antitrust clearances, and (ii) the Committee on Foreign Investment in the United States having provided written notice to the effect that review of the transactions contemplated by the Merger Agreement has been concluded and has terminated all action under the Section 721 of the Defence Production Act of 1950, as amended.

Debt issue costs

In connection with the execution of the Merger Agreement, the Company obtained the Commitment Letter, dated August 29, 2016, from GS Bank pursuant to which GS Bank is committing to provide the Facilities (discussed in note 20). Consideration for GS Bank’s services in this regard includes one-time fees that range from a minimum of $nil to a maximum of $34,500,000. The consideration is contingent upon the timing of the Merger consummation, the amount and nature of any drawings under the Facilities, and the amount of any alternate funding used by the Company to consummate the Merger. The consideration is payable at the earlier of the consummation of the Merger, the Company drawing from the Facilities, the conversion of bridge loans to other types of debt, and the Company using alternate funding to consummate the Merger.

These debt issue costs have not been recognized at September 30, 2016.

Advisory costs

The Company has entered into various contractual arrangements with Goldman, Sachs & Co. and GS Bank (together, “Goldman Sachs”) whereby Goldman Sachs has provided financial structuring and acquisition advisory services in relation to the Company’s agreement to acquire IronPlanet. Consideration for Goldman Sach’s services in this regard, for which the maximum amount payable by the Company at September 30, 2016 is $8,625,000, is contingent upon consummation of the Merger.

These advisory costs have not been recognized at September 30, 2016. They will be expensed as acquisition-related costs when they are recognized.

Ritchie Bros.	33

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

24. Contingencies (continued)

Legal and other claims

The Company is subject to legal and other claims that arise in the ordinary course of its business. Management does not believe that the results of these claims will have a material effect on the Company’s balance sheet or income statement.

Guarantee contracts

In the normal course of business, the Company will in certain situations guarantee to a consignor a minimum level of proceeds in connection with the sale at auction of that consignor’s equipment.

At September 30, 2016 there was $30,132,000 of industrial assets guaranteed under contract, of which 100% is expected to be sold prior to the end of December 2016 (December 31, 2015: $25,267,000 of which 100% was expected to be sold prior to the end of May 2016).

At September 30, 2016 there was $18,725,000 of agricultural assets guaranteed under contract, of which 82% is expected to be sold prior to the end of December 2016, with the remainder to be sold by the end of June 2017 (December 31, 2015: $30,509,000 of which 100% was expected to be sold prior to the end of August 2016).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

25. Business combinations

(a)	Mascus acquisition

On February 19, 2016 (the “Mascus Acquisition Date”), the Company acquired 100% of the issued and outstanding shares of Mascus for cash consideration of €26,553,000 ($29,580,000). In addition to cash consideration, consideration of up to €3,198,000 ($3,563,000) is contingent on Mascus achieving certain operating performance targets over the three-year period following acquisition. Mascus is based in Amsterdam and provides an online equipment listing service for used heavy machines and trucks. The acquisition expands the breadth and depth of equipment disposition and management solutions the Company can offer its customers.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the Mascus Acquisition Date. Goodwill of $19,664,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Ritchie Bros.	34

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

25. Business combinations

(a)	Mascus acquisition (continued)

Mascus provisional purchase price allocation

February 19, 2016
Purchase price	$29,580
Fair value of contingent consideration	3,431
Non-controlling interests (1)	596
Total fair value at Mascus Acquisition Date	33,607

Fair value of assets acquired:
Cash and cash equivalents	$1,457
Trade and other receivables	1,290
Prepaid expenses	528
Property, plant and equipment	104
Intangible assets (2)	14,817

Fair value of liabilities assumed:
Trade and other payables	1,533
Other non-current liabilities	37
Deferred tax liabilities	2,683
Fair value of identifiable net assets acquired	13,943
Goodwill acquired on acquisition	$19,664

(1)	The Company acquired 100% of Mascus and within the Mascus group of entities there were two subsidiaries that were not wholly-owned, one domiciled in the United States and one domiciled in Denmark. As such, the Company acquired non-controlling interests. The fair value of each non-controlling interest was determined using an income approach based on cash flows of the respective entities that were attributable to the non-controlling interest. On May 27, 2016, Ritchie Bros. Holdings (America) Inc. acquired the remaining issued and outstanding shares of the Mascus subsidiary domiciled in the United States for cash consideration of $226,000.

(2)	Intangible assets consist of customer relationships with estimated useful lives of 17 years, indefinite-lived trade names, and software assets with estimated useful lives of five years.

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

Ritchie Bros.	35

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

25. Business combinations (continued)

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

Contributed revenue and net income

The results of Mascus’ operations are included in these condensed consolidated financial statements from Mascus’ Acquisition Date. For the three months ended September 30, 2016, and for the period from February 19, 2016 to September 30, 2016, Mascus’ contribution to the Company’s revenues was $1,977,000 and $5,282,000, respectively. Mascus’ contribution to net income during those periods was insignificant. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Contingent consideration

The Company may pay an additional amount not exceeding €3,198,000 ($3,563,000) contingent upon the achievement of certain operating performance targets over the next three-year period. The Company has recognized a liability equal to the estimated fair value of the contingent payments the Company expects to make as of the acquisition date, which is €3,080,000 ($3,431,000). The Company will re-measure this liability each reporting period and record changes in the fair value in the consolidated income statement. There was no change in the fair value in the three months ended September 30, 2016.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $749,000 for legal and other acquisition-related costs are included in the condensed consolidated income statement for the period ended September 30, 2016.

Employee compensation in exchange for continued services

The Company may pay additional amounts not exceeding €1,625,000 ($1,849,000) over three-year periods based on key employees’ continuing employment with Mascus.

(b)	Xcira acquisition

On November 4, 2015 (the “Xcira Acquisition Date”), the Company acquired 75% of the issued and outstanding shares of Xcira for cash consideration of $12,359,000. The remaining 25% interests remain with the two founders of Xcira. Xcira is a Florida-based company, incorporated in the United States and its principal activity is the provision of software and technology solutions to auction companies. By acquiring Xcira, the Company acquired information technology capability and platform to build on its strong online bidding customer experience, and further differentiate itself from other industrial auction companies.

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

Ritchie Bros.	36

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

25. Business combinations (continued)

(b)	Xcira acquisition (continue)

Xcira final purchase price allocation

November 4, 2015
Purchase price	$12,359
Non-controlling interest	4,119
Total fair value at Xcira Acquisition Date	16,478

Assets acquired:
Cash and cash equivalents	$252
Trade and other receivables	1,382
Prepaid expenses	62
Property, plant and equipment	314
Other non-current assets	11
Intangible assets ~	4,300

Liabilities assumed:
Trade and other payables	502
Fair value of identifiable net assets acquired	5,819
Goodwill acquired on acquisition	$10,659

~Consists of existing technology and customer relationships with an amortization life of five and 20 years, respectively

There was no contingent consideration under the terms of the acquisition, and as such no acquisition provisions were created.

Assets acquired and liabilities assumed

At the date of acquisition, the carrying amounts of the assets and liabilities acquired approximated their fair values, except intangible assets, whose fair values were determined using appropriate valuation techniques.

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

Contributed revenue and net income

The results of Xcira’s operations are included in these condensed consolidated financial statements from the date of acquisition. For the three and nine months ended September 30, 2016, Xcira recorded revenues of $1,892,000 and $6,189,000 respectively, and net income of $89,000 and $1,011,000, respectively. On consolidation, $845,000 and $2,707,000 of inter-entity revenues recorded by Xcira during the three and nine months ended September 30, 2016, respectively, were eliminated against the same amounts of inter-entity expenses recorded by another subsidiary within the wholly-owned group.

Ritchie Bros.	37

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

25. Business combinations (continued)

(b)	Xcira acquisition (continued)

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

Employee compensation in exchange for continued services

The Company may pay an additional amount not exceeding $2,000,000 over a three-year period based on the Founder’s continuing employment with Xcira.

(c)	Petrowsky acquisition

On August 1, 2016 (the “Petrowsky Acquisition Date”), the Company acquired the assets of Petrowsky for cash consideration of $6,250,000. An additional $750,000 was paid for the retention of certain key employees. In addition to cash consideration, consideration of up to $3,000,000 is contingent on Petrowsky achieving certain revenue growth targets over the three-year period following acquisition.

Based in North Franklin, Connecticut, Petrowsky caters largely to equipment sellers in the construction and transportation industries. Petrowsky also serves customers selling assets in the underground utility, waste recycling, marine, and commercial real estate industries. The business operates one permanent auction site, in North Franklin, which will continue to hold auctions, and also specializes in off-site auctions held on the land of the consignor.

The acquisition was accounted for in accordance with ASC 805. The assets acquired were recorded at their estimated fair values at the Petrowsky Acquisition Date. Full goodwill of $4,308,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Petrowsky provisional purchase price allocation

August 1, 2016
Purchase price	$6,250
Fair value of contingent consideration	1,433
Total fair value at Petrowsky Acquisition Date	7,683

Assets acquired:
Property, plant and equipment	$441
Intangible assets ~	2,934
Fair value of identifiable net assets acquired	3,375
Goodwill acquired on acquisition	$4,308

~Consists of customer relationships with an amortization life of 10 years.

The amounts included in the Petrowsky provisional purchase price allocation are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Petrowsky Acquisition Date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the Petrowsky Acquisition Date.

Ritchie Bros.	38

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

25. Business combinations (continued)

(c)	Petrowsky acquisition (continued)

Adjustments to the preliminary values during the measurement period will be recorded in the operating results of the period in which the adjustments are determined. Changes to the amounts recorded as assets and liabilities will result in a corresponding adjustment to goodwill.

Assets acquired and liabilities assumed

At the date of the acquisition, the carrying amounts of the assets and liabilities acquired approximated their fair values, except customer relationships, whose fair value was determined using appropriate valuation techniques.

Goodwill

Goodwill has been allocated entirely to the Company’s Core Auction segment and based on an analysis of the fair value of assets acquired. Petrowsky is a highly complementary business that will broaden the Company’s base of equipment sellers, one of the main drivers generating goodwill. Petrowsky’s sellers are primarily in the construction and transportation industries, which are also well aligned with the Company’s sector focus.

Contributed revenue and net loss

The results of Petrowsky’s operations are included in these condensed consolidated financial statements from Petrowsky Acquisition Date. For the period from August 1, 2016 to September 30, 2016, Petrowsky’s contribution to the Company’s revenue and net income was $401,000 of revenue and a net loss of $231,000. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Contingent consideration

As part of the acquisition, contingent consideration of up to $3,000,000 is payable to Petrowsky if certain revenue growth targets are achieved. The contingent consideration is based on the cumulative revenue growth during a three-year period ending July 31, 2019. Based on the Company’s current three-year forecast for this new business, it is determined that the fair value of the contingent consideration is $1,433,000.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $177,000 for legal and other acquisition-related costs are included in the condensed consolidated income statement for the period ended September 30, 2016.

Employee compensation in exchange for continued services

As noted above, $750,000 was paid on the Petrowsky Acquisition Date in exchange for the continuing services of certain key employees. In addition, the Company may pay an amount not exceeding $1,000,000 over a three-year period based on the founder of Petrowsky’s continuing employment with the Company.

Ritchie Bros.	39

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

26. Subsequent event

On October 27, 2016, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, including Bank of America, N.A. (“BofA”) and Royal Bank of Canada, which provides the Company with:

•	Multicurrency revolving facilities of up to $675,000,000 (the “Multicurrency Facilities”);

•	A delayed-draw term loan facility of up to $325,000,000 (the “Delayed-Draw Facility” and together, the “New Facilities”); and

•	At the Company’s election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the Multicurrency Facilities in an aggregate amount of up to $50,000,000.

The Company may use the proceeds from the Multicurrency Facilities to refinance certain existing indebtedness and for other general corporate purposes. Proceeds from the Delayed-Draw Facility can only be used to finance transactions contemplated by the Merger Agreement. The Multicurrency Facilities remain in place and outstanding even if the Merger Agreement is terminated and the Merger is not consummated.

The New Facilities will remain unsecured until the closing of the Merger, after which the New Facilities will be secured by certain Company assets. The New Facilities may become unsecured again after the Merger is consummated, subject to the Company meeting specified credit rating or leverage ratio conditions. The New Facilities will mature five years after the closing date of the Credit Agreement. The Delayed-Draw Facility will amortize in equal quarterly installments in an annual amount of 5% for the first two years after the closing of the Merger, and 10% in the third through fifth years after the closing of the Merger, with the balance payable at maturity.

Borrowings under the Credit Agreement will bear interest, at the Company’s option, at a rate equal to either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or LIBOR (or such floating rate customarily used by BofA for currencies other than U.S. dollars). In either case, an applicable margin is added to the rate. The applicable margin ranges from 0.25% to 1.50% for base rate loans, and 1.25% to 2.50% for LIBOR (or the equivalent of such currency) loans, depending on the Company’s leverage ratio at the time of borrowing. The Company must also pay quarterly in arrears a commitment fee equal to the daily amount of the unused commitments under the New Facilities multiplied by an applicable percentage per annum (which ranges from 0.25% to 0.50% depending on the Company’s leverage ratio).

In conjunction with the closing of the Credit Agreement, the Company terminated the entire $150,000,000 Revolving Facility and $350,000,000 of the $850,000,000 Bridge Loan Facility with GS Bank. In addition, on October 27, 2016, the Company terminated its pre-existing revolving bi-lateral credit facilities, which consisted of $312,961,000 of committed revolving credit facilities and $292,159,000 of uncommitted credit facilities, as well as the $50,000,000 bulge credit facility (note 20). On the same day, the Company also prepaid all outstanding debt issued under the terminated facilities using funds from the New Facilities, which resulted in the fixed rate long-term debt being replaced by floating rate long-term debt and $6,857,000 in early termination fees, which were recognized in net income on the transaction date.

Ritchie Bros.	40

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 1, 2016, we acquired 100% of the assets of Petrowsky Auctioneers (“Petrowsky”), a Connecticut-based company that sold nearly $50 million worth of equipment and other assets at auctions in 2015, mostly in the New England, United States region.

Ritchie Bros.	41

On August 29, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Ritchie Bros. agreed to acquire a 100% interest in IronPlanet Holdings, Inc. (“IronPlanet”), a private company based in the United States, for approximately $740 million in cash plus the assumption of unvested equity interests in IronPlanet, subject to adjustment, which brings the total transaction value to approximately $758.5 million. Under the terms of the Merger Agreement, a wholly-owned subsidiary of the Company will merge with and into IronPlanet, with the latter surviving the Merger as a wholly-owned subsidiary of the Company (the “Merger”). IronPlanet sold approximately $787 million worth of equipment and other assets through its sales channels during 2015, and has achieved a 25.2% compounded growth rate in assets sold from 2013 through 2015.

Consummation of the Merger is subject to customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and procurement of certain foreign antitrust clearances; (ii) the absence of a material adverse change with respect to IronPlanet since the date of the Merger Agreement, as described in the Merger Agreement; (iii) the Committee on Foreign Investment in the United States having provided written notice to the effect that review of the transactions contemplated by the Merger Agreement has been concluded and has terminated all action under Section 721 of the Defense Production Act of 1950, as amended; and (iv) absent termination of IronPlanet’s registrations or withdrawal of registrations under the International Traffic in Arms Regulations, the United States Department of State having concluded its review and not taken action to block or prevent the consummation of the Merger.

Also on August 29, 2016, we entered into a Strategic Alliance and Remarketing Agreement (the “Alliance”) with IronPlanet, Inc. (“IronPlanet subsidiary”) and Caterpillar Inc. (“Caterpillar”). The Alliance is subject to, contingent upon, and will not be effective until consummation of the Merger. The Merger and Alliance are discussed further below under “strategy”.

Overview

The following discussion and analysis summarizes significant factors affecting our consolidated operating results and financial condition for the three and nine months ended September 30, 2016 and 2015. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the consolidated financial statements and the notes thereto included in “Part I, Item 1: Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. None of the information on our website, EDGAR, or SEDAR is incorporated by reference into this document by this or any other reference.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for Gross Auction Proceeds1 (“GAP”) and Gross Transaction Value (“GTV”) (both described below), which are measures of operational performance and not measures of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements and are presented in United States (“U.S.”) dollars. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in thousands of dollars.

[1]	GAP represents the total proceeds from all items sold at our auctions and online marketplaces. It is a measure of operational performance and not a measure of financial performance, liquidity, or revenue. It is not presented in our consolidated financial statements.

Ritchie Bros.	42

We make reference to various non-GAAP financial and performance measures throughout this discussion and analysis. These measures do not have a standardized meaning, and are therefore unlikely to be comparable to similar measures presented by other companies.

Consolidated Highlights

Key third quarter and first nine months 2016 financial results include:

•	Record third quarter 2016 revenues increased 18% over third quarter 2015

•	Third quarter Revenue Rate (as described below) of 12.90%, driven mostly by growing fee-based revenue streams

•	Announcement of Merger Agreement with IronPlanet, which is associated with the recognition of $4.5 million of IronPlanet acquisition-related costs

•	Impairment loss of $28.2 million recognized on EquipmentOne reporting unit goodwill and customer relationships

•	Diluted loss per share attributable to stockholders of $0.05 in the third quarter, a 126% decrease relative to diluted earnings per share (“EPS”) of $0.19 in the third quarter of 2015

•	Acquisition of the 49% non-controlling interest in RBFS on July 12, 2016 and acquisition of 100% of the assets of Petrowsky on August 1, 2016

•	Net cash provided by operating activities during the first nine months of 2016 of $163.4 million, a 3% increase over the first nine months of 2015

•	Record third quarter and first nine months GAP of $1.0 billion and $3.3 billion, respectively

•	$1.0 billion of credit facilities completed with bank syndicate subsequent to the third quarter 2016

Strategy

The following discussion highlights how we acted on the three main drivers to our strategy during the first nine months of 2016.

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

We saw strong revenue growth in the third quarter and first nine months of 2016, primarily as a result of an increase in GAP combined with a strong Revenue Rate compared to 2015. Changes in our Revenue Rate are driven by fluctuations in the commissions we charge on GAP and in our fee revenues, which are not directly linked to GAP.

[2]	GAP and GTV are measures of operational performance and are not measures of our financial performance, liquidity or revenue. GAP and GTV are not presented in our consolidated income statements. We believe that comparing GAP and GTV for different financial periods provides useful information about the growth or decline of our revenue and net income for the relevant financial period.

Ritchie Bros.	43

The increase in Revenue Rate in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 was primarily the result of the performance of our straight commission contracts combined with an increase in fee revenues.

Foreign currency exchange rates did not significantly impact our third quarter 2016 results. However, we did experience negative foreign currency exchange rate impacts on GAP and revenues in the first half of 2016 primarily due to the declining value of the Canadian dollar relative to the U.S. dollar, which ultimately had an insignificant impact on operating income as a result of the partially mitigating natural hedge we experience between our foreign-currency denominated revenues and operating expenses.

On a U.S. dollar basis, the proportion of GAP earned in Canada (30% of total GAP) grew in the first nine months of 2016 compared to the first nine months of 2015 (28% of total GAP), which is consistent with our focus on driving geographic depth in our existing geographies. The proportion of revenues attributable to Canada also grew by 131 basis points (“bps”) in the first nine months of 2016 compared to the first nine months of 2015.

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

On August 1, 2016, we acquired Petrowsky, significantly enhancing our market presence in the New England, United States region and providing Ritchie Bros. with a new live reserve auction platform. Petrowsky’s auction sales are well aligned with Ritchie Bros.’ sector focus as they cater largely to equipment sellers in the construction and transportation industries. Petrowsky also serves customers selling assets in the underground utility, waste recycling, marine, and commercial real estate industries. The business operates one permanent auction site, in North Franklin, United States, which will continue to hold auctions, and also specializes in off-site auctions held on the land of the consignor. All Petrowsky auctions are also simulcast live online, allowing online bidders to participate. The Petrowsky brand will be maintained as a brand extension within the Ritchie Bros. family of brands, given its strong and loyal customer base and its offering of reserve auction options.

On August 29, 2016, we announced the Merger Agreement with IronPlanet. We believe that the Merger will accelerate our customer-centric, multi-channel diversification strategy by increasing customer choice, enhancing online offerings, and providing penetration into large, additional sectors. The Merger is expected to significantly increase revenue and net income by using the strength of our balance sheet. Founded in 1999, IronPlanet complements Ritchie Bros.’ primarily end-user customer base, as it focuses largely on the needs of corporate accounts, equipment manufacturers, dealers, and government entities in equipment disposition solutions. It conducts sales primarily through online-only platforms, with weekly online auctions and in other equipment marketplaces.

Ritchie Bros.	44

Also on August 29, 2016, we entered into the Alliance, which provides that upon consummation of the Merger, Caterpillar shall designate Ritchie Bros. as a ‘preferred’ but nonexclusive provider of online and on-site auctions and marketplaces (including those of IronPlanet) in the countries where we do business. In exchange for this designation, Caterpillar will receive commission rate discounts to our standard rates, as well access to certain data and information. We believe the Alliance will significantly strengthen our relationship with Caterpillar dealers.

DRIVE Efficiencies and Effectiveness

In early 2016, we initiated a revision to our short-term incentive plans for all management levels. This revision simplified the plans to focus on three rather than four financial measures. For directors and above, the revision prioritizes financial measures above individual goals, with a minimum of 70% of the short-term incentive based on financial results, as opposed to a 50% minimum. We believe that such a shift will better align employee incentives with our objective of increasing shareholder value.

In addition, we announced the following appointments, which improved the alignment of our organizational structure:

•	Becky Alseth as Chief Marketing Officer effective January 4, 2016

•	Marianne Marck as Chief Information Officer effective April 18, 2016

Also in early 2016, we implemented a new capital expenditure approval process, which included the establishment of a Capital Committee to review and approve all significant capital information technology projects. The primary goal of the Capital Committee is to continue to control our capital expenditure, maximizing returns on information technology investments and realizing ‘quick wins’ with respect to process and customer service improvements.

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

During the first nine months of 2016, we continued to be diligent in our valuations and methodology as it pertains to sectors that continue to experience pressure, including oil and gas and mining, in order to compete effectively and grow the business in those sectors.

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

Also during the first nine months of 2016, we paid dividends of $52.3 million to our stockholders. In total we returned $89.0 million to our stockholders as we executed on our capital allocation strategy during the first nine months of 2016. We also managed our net capital spending such that it remains well below our target of 10% of our revenues on a trailing 12-month basis. We calculate the GAAP measure, net capital spending, directly from consolidated statement of cash flows by adding property, plant and equipment additions to intangible asset additions, and subtracting proceeds on disposition of property, plant and equipment.

Ritchie Bros.	45

On August 29 ,2016, in connection with the execution of the Merger Agreement, we obtained a financing commitment (the “Commitment Letter”) from Goldman Sachs Bank USA (“GS Bank”) pursuant to which GS Bank was committed to provide (i) a senior secured revolving credit facility in an aggregate principal amount of $150 million (the “Revolving Facility”), and (ii) a senior unsecured bridge loan facility in an aggregate principal amount of $850 million (the “Bridge Facility”, and together with the Revolving Facility, the “Facilities”).

As noted above, the Merger between Ritchie Bros. and IronPlanet is expected to significantly increase revenue and net income by using the strength of our balance sheet.

On October 27, 2016, we closed a new five-year credit agreement (the “Credit Agreement”) with a syndicate of lenders, including Bank of America, N.A. (“BofA”) and Royal Bank of Canada, which provides us with:

1)	Multicurrency revolving facilities of up to $675.0 million (the “Multicurrency Facilities”);

2)	A delayed-draw term loan facility of up to $325.0 million (the “Delayed-Draw Facility” and together, the “New Facilities”); and
3)	At our election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the Multicurrency Facilities in an aggregate amount of up to $50 million.

In conjunction with the closing of the Credit Agreement, we terminated the entire $150 million Revolving Facility and $350 million of the $850 million Bridge Facility in order to provide us with more suitable covenants and financial flexibility. Debt from the Credit Agreement will initially be used to finance the Merger with IronPlanet.

Used Equipment Market Update

Overall, the used equipment market was stable through the first nine months of 2016. We saw a marginal improvement in pricing during the third quarter of 2016. However, pricing remained lower than the used equipment valuation peak that occurred in the first quarter of 2015.

We continued to see performance vary among asset sectors and geographies. Sectors that had been under extreme downward pressure in previous quarters, including the oil and gas and mining sectors, saw some positive movement in commodity pricing in the third quarter of 2016. As a result, we started to see some assets that had been immobile since early 2015 slowly begin to be utilized in certain geographies. In terms of equipment values, North America continued to be our strongest geographical region in the first nine months of 2016, responding most favorably to changes in commodity pricing and the overall economic environment.

We also continued to see an improvement in the overall age of equipment coming to market relative to recent years; a trend that we believe results from the increase in Original Equipment Manufacturer production that began in 2010 and is generating more transactions in the current used equipment marketplace, as well as creating larger pools of used equipment for future transactions. We continue to closely monitor new equipment production models, dealer and rental sales performance, and pricing actions in light of pressures in the broader industrial equipment sector.

Ritchie Bros.	46

Results of Operations

Third Quarter Update

Financial overview	Three months ended September 30,
			Change
(in U.S.$000's, except EPS)	2016	2015	2016 over 2015
Revenues	$128,876	$109,318	18%
Costs of services, excluding depreciation and amortization	14,750	12,045	22%
Selling, general and administrative expenses	69,000	58,170	19%
Acquisition-related costs	4,691	-	100%
Depreciation and amortization expenses	10,196	10,017	2%
Gain on disposal of property, plant and equipment	(570)	(234)	144%
Impairment loss	28,243	-	100%
Foreign exchange loss	281	718	(61%)
Operating income	2,285	28,602	(92%)
Operating income margin	1.8%	26.2%	-2440 bps
Other income (expense)	(105)	411	(126%)
Income tax expense	7,180	7,766	(8%)
Net income (loss) attributable to stockholders	(5,137)	20,825	(125%)
Diluted EPS (loss per share) attributable to stockholders	$(0.05)	$0.19	(126%)
Effective tax rate	329.4%	26.8%	30259 bps
GAP	$998,859	$894,509	12%
Revenue Rate	12.90%	12.22%	68 bps

Gross Auction Proceeds

GAP was $1.0 billion for the three months ended September 30, 2016, a third quarter record and a 12% increase over the third quarter of 2015. Included in our third quarter 2016 GAP is $42.1 million of GTV from our online marketplaces, which represents a 39% increase over GTV of $30.4 million in the third quarter of 2015. The increase in GAP is primarily due to an increase in the number of core auction lots year-over-year. The total number of lots at industrial and agricultural auctions grew 6%, increasing to 98,500 in the third quarter of 2016 from 92,600 in the third quarter of 2015. In addition, core auction GAP increased 4% on a per-lot basis to $9,700 in the third quarter of 2016 from $9,300 in the third quarter of 2015.

GAP, on a U.S. dollar basis, grew in the United States and Canada in the third quarter of 2016 compared to the third quarter of 2015. However, this growth was partially offset by reductions in GAP in Europe and the rest of the world over the same comparative period.

Foreign exchange rates did not have a significant impact on GAP in the third quarter of 2016.

Ritchie Bros.	47

During the third quarter of 2016, we continued to actively pursue the use of underwritten commission contracts from a strategic perspective, entering into such contracts only when the risk/reward profile of the terms were agreeable. The volume of underwritten commission contracts increased to 27% of our GAP in the third quarter of 2016 from 24% in the third quarter of 2015. Straight commission contracts continue to account for the majority of our GAP.

Revenues and Revenue Rate

(in U.S. $000's)	Three months ended September 30,
			Better/(Worse)
	2016	2015	2016 over 2015
United States	$72,469	$58,368	24%
Canada	35,590	27,047	32%
Europe	10,810	12,891	(16%)
Other	10,007	11,012	(9%)
Revenues	$128,876	$109,318	18%

Our commission rate and overall Revenue Rate are presented in the graph below:

The distribution of our revenues across the geographic regions in which we operate was as follows, where the geographic location of revenues corresponds to the location in which the sale occurred, or in the case of online sales, where the company earning the revenues is incorporated:

Revenue distribution	Canada	Outside of Canada	United States	Europe	Other
Three months ended September 30, 2016	28%	72%	56%	8%	8%
Three months ended September 30, 2015	25%	75%	53%	12%	10%

Revenues increased 18% in the third quarter of 2016 compared to the third quarter of 2015, primarily due to volume increases in GAP combined with a strong Revenue Rate. Included in third quarter 2016 revenues were $4.1 million of revenues from EquipmentOne, which represents a 5% increase over EquipmentOne revenues of $3.9 million in the third quarter of 2015. Petrowsky contributed $0.4 million in revenues during the third quarter of 2016, of which $0.2 million were commissions.

Ritchie Bros.	48

Our Revenue Rate increased 68 bps to 12.90% in the third quarter of 2016 compared to 12.22% in the third quarter of 2015. This increase is primarily due to the performance of our underwritten contracts combined with an increase in fee revenue, which is not directly linked to GAP. Our third quarter 2016 overall average commission rate was 9.62%, compared to 9.35% in the third quarter of 2015. This increase is primarily due to the performance of our underwritten business. Our underwritten contract commission rates and volume increased during the three months ended September 30, 2016 compared to the same period in 2015.

Our fee revenue earned in the third quarter of 2016 represented 3.28% of GAP compared to 2.87% of GAP in the third quarter of 2015. The increase was primarily due to an increase in financing and other fees resulting from the improved performance of our value-added service offerings, combined with the mix of equipment sold at our auctions. Financing fees from RBFS increased 36% to $2.9 million in the third quarter of 2016 from $2.1 million in the third quarter of 2015. Mascus contributed $2.0 million of subscription, license, and other fee revenues in the third quarter of 2016. Xcira contributed $1.0 million of technology service fees in the third quarter of 2016. Petrowsky contributed $0.2 million of fees during the third quarter of 2016.

Revenue grew in Canada and the United States during the three months ended September 30, 2016 compared to the same period in 2015, primarily due to increases in GAP in those regions. Comparatively, revenues in Europe and the rest of the world decreased in the third quarter of 2016 compared to the third quarter of 2015, primarily due to the decreases in GAP in those regions.

Foreign exchange rates did not have a significant impact on revenues in the third quarter of 2016.

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

Costs of services increased $2.7 million or 22% in the third quarter of 2016 compared to the third quarter of 2015. Costs of services related to our Core Auction segment were $14.1 million, or 1.41% of GAP, in the third quarter of 2016 compared $12.0 million, or 1.35% of GAP, in the third quarter of 2015. This $2.1 million increase is primarily due to the increase in number of lots at our auctions, combined with an increase in the number of agricultural auctions and auctions located in frontier regions – which typically cost more to operate than auctions held at our permanent and regional auction sites – and the recognition of costs of services from Xcira and Petrowsky of $0.7 million and $0.1 million, respectively.

During the third quarter of 2016, 88% of our GAP was attributable to auctions held at our permanent and regional auction sites, including those located in frontier regions, compared to 87% in the third quarter of 2015. We held 73 auctions in the each of the third quarters of 2016 and 2015.

EquipmentOne and Mascus contributed $0.4 million and $0.2 million, respectively, to our total costs of services in the third quarter of 2016. Prior to fiscal 2016, costs of services generated by EquipmentOne were insignificant and recorded within selling, general and administrative (“SG&A”) expenses.

Ritchie Bros.	49

Selling, general and administrative expenses

SG&A expenses by nature are presented below:

(in U.S. $000's)	Three months ended September 30,
			% Change
	2016	2015	2016 over 2015
Employee compensation	$43,077	$36,287	19%
Buildings, facilities and technology	12,466	10,516	19%
Travel, advertising and promotion	6,273	5,388	16%
Professional fees	3,675	3,157	16%
Other SG&A expenses	3,509	2,822	24%
	$69,000	$58,170	19%

Our SG&A expenses increased $10.8 million, or 19%, in the third quarter of 2016 compared to the third quarter of 2015. Foreign exchange rates did not have a significant impact on SG&A expenses in the third quarter of 2016.

Employee compensation expenses increased $6.8 million in the third quarter of 2016 compared to the third quarter of 2015. The primary drivers of the increase in employee compensation were $2.8 million higher share-based payments and the 8% net growth of our headcount. Mascus, Xcira, and Petrowsky contributed $1.0 million, $0.8 million, and $0.3 million, respectively, to employee compensation expenses in the third quarter of 2016.

The increase in share-based payment expenses over the same period is primarily due to an increase in the fair value of our share units related to the performance of our common share price and an increase in the number of participants in the plans as a result of promotions and headcount increases (including new executives). Our share price closed at $35.07 per common share on September 30, 2016, compared to $25.88 per common share on September 30, 2015.

Buildings, facilities and technology costs increased $2.0 million in the third quarter of 2016 compared to the third quarter of 2015. This increase is primarily attributable to our value-added service offerings, and in particular, the costs required to support the growing fee revenues generated by that business. Mascus, Petrowsky, and Xcira contributed $0.2 million, $0.1 million, and $0.1 million, respectively, to buildings, facilities and technology costs in the third quarter of 2016.

Travel, advertising and promotion increased $0.9 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to an increase in rental fees as a result of a replacement of our aged and retired company vehicles with new vehicles under operating leases. Mascus and Petrowsky contributed $0.2 million and $0.1 million to travel, advertising and promotion expenses in the third quarter of 2016.

Professional fees increased $0.5 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to legal fees and accretion of deferred consulting service fees related to our acquisition of the 49% non-controlling interest in RBFS. These costs are not classified as ‘acquisition-related costs’ (as discussed below) as this transaction does not represent a business combination.

Other SG&A increased $0.7 million in the third quarter of 2016 compared to the third quarter of 2015, primarily in response to the increase in ancillary services and auction activity.

Included in third quarter 2016 SG&A expenses are $3.5 million of SG&A expenses from EquipmentOne, which increased 3% over EquipmentOne SG&A expenses of $3.4 million in the third quarter of 2015.

Ritchie Bros.	50

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination and the Merger, including advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel and securities filing fees.

Third quarter 2016 acquisition-related costs consisted of $4.5 million and $0.2 million associated with IronPlanet and Petrowsky, respectively.

Impairment loss

During the third quarter of 2016, we identified an indicator of impairment on our EquipmentOne reporting unit. The indicator consisted of a decline in actual and forecasted revenue and operating income compared with previously projected results, which was primarily due to the recent performance of the EquipmentOne reporting unit. Accordingly, we performed an impairment test that resulted in the recognition of an impairment loss of $28.2 million on our EquipmentOne reporting unit goodwill and customer relationships as at September 30, 2016. Refer to “Critical Accounting Policies, Judgments, Estimates and Assumptions” below for details of the EquipmentOne reporting unit impairment testing.

Operating income

Operating income decreased $26.3 million, or 92%, to $2.3 million in the third quarter of 2016 compared to $28.6 million in the third quarter of 2015. This decrease is primarily due to the impairment loss recognized on the EquipmentOne reporting unit goodwill and customer relationships during the third quarter of 2016 combined with increases in SG&A expenses, acquisition-related costs, and costs of services, and partially offset by the increase in revenues during the third quarter of 2016 compared to the third quarter of 2015. Adjusted operating income3 (non-GAAP measure) increased $1.9 million, or 7%, to $30.5 million in the third quarter of 2016 compared to $28.6 million in the third quarter of 2015.

Operating income margin, which is our operating income divided by revenues, decreased 2440 bps to 1.8% in the third quarter of 2016 compared to 26.2% in the third quarter of 2015. This decrease is primarily due to the impairment loss recognized on the EquipmentOne reporting unit goodwill and customer relationships during the third quarter of 2016 combined with increases in SG&A expenses, acquisition-related costs, and costs of services, partially offset by the increase in revenues during the third quarter of 2016 compared to the third quarter of 2015. Adjusted operating income margin4 (non-GAAP measure) decreased 250 bps to 23.7% in the third quarter of 2016 from 26.2% in the third quarter of 2015.

Foreign exchange rates did not have a significant impact on operating income in the third quarter of 2016.

[3]	Adjusted operating income is a non-GAAP measure. We use income statement and balance sheet performance scorecards to align our operations with our strategic priorities. We concentrate on a limited number of metrics to ensure focus and to facilitate quarterly performance discussions. Our income statement scorecard includes the performance metric, adjusted operating income. We believe that comparing adjusted operating income for different financial periods provides useful information about the growth or decline of operating income for the relevant financial period. We calculate adjusted operating income by eliminating from operating income the pre-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as management reorganization costs, severance, gains/losses on sale of certain property, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. Adjusted operating income is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[4]	Our income statement scorecard includes the performance metric, adjusted operating income margin, which is a non-GAAP measure. We believe that comparing adjusted operating income margin for different financial periods provides useful information about the growth or decline of our operating income for the relevant financial period. We calculate adjusted operating income margin by dividing adjusted operating income (non-GAAP measure) by revenues. Adjusted operating income margin is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	51

Other income (expense)

Other income (expense) is comprised of the following:

(in U.S. $000's)	Three months ended September 30,
			% Change
	2016	2015	2016 over 2015
Interest income	$369	$548	(33%)
Interest expense	(934)	(1,239)	(25%)
Equity income	213	363	(41%)
Other, net	247	739	(67%)
Other income (expense)	$(105)	$411	(126%)

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

For the three months ended September 30, 2016, income tax expense was $7.2 million, compared to an income tax expense of $7.8 million for the same comparative period in 2015. Our effective tax rate was 329.4% in the third quarter of 2016, compared to 26.8% in the third quarter of 2015. The increase in the effective tax rate in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to the higher estimate of non-deductible goodwill impairment loss and acquisition-related costs.

Net income (loss)

Net income attributable to stockholders decreased $26.0 million, or 125% to a net loss attributable to stockholders of $5.1 million in the third quarter of 2016 compared to net income attributable to stockholders of $20.8 million in the third quarter of 2015. This decrease is primarily due the recognition of the $28.2 million impairment loss on the EquipmentOne reporting unit goodwill and customer relationships, combined with the increase in SG&A expenses, acquisition-related costs, and costs of services, and partially offset by the increase in revenues over the same comparative period. Adjusted net income attributable to stockholders5 (non-GAAP measure) increased $0.5 million, or 2%, to $21.3 million in the third quarter of 2016 from $20.8 million in the third quarter of 2015.

For these same reasons, net income decreased $26.2 million, or 124%, to a net loss of $5.0 million in the third quarter of 2016 from net income of $21.2 million in the third quarter of 2015. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)6 (non-GAAP measure) increased $1.5 million, or 4%, to $41.2 million, in the third quarter of 2016 from $39.7 million in the third quarter of 2015.

[5]	Adjusted net income attributable to stockholders is a non-GAAP financial measure. We believe that comparing adjusted net income attributable to stockholders for different financial periods provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[6]	Adjusted EBITDA is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA is also an element of the performance criteria for certain performance share units we granted to our employees and officers in 2013 and 2014. Adjusted EBITDA is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income excluding the pre-tax effects of adjusting items. Adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	52

Net income margin, which we calculate by dividing net income by revenues, decreased 2330 bps to -3.9% in the third quarter of 2016 from 19.4% in the third quarter of 2015. This decrease is primarily due to the impairment loss on the EquipmentOne reporting unit goodwill and customer relationships, combined with the increase in SG&A expenses, acquisition-related costs, and costs of services, and partially offset by the increase in revenues over the same comparative period. Adjusted EBITDA margin7 (non-GAAP measure) decreased 430 bps to 32.0% in the third quarter of 2016 from 36.3% in the third quarter of 2015.

Diluted EPS

Diluted EPS attributable to stockholders decreased 126% to a diluted net loss per share attributable to stockholders of $0.05 per share in the third quarter of 2016 from diluted EPS attributable to stockholders of $0.19 per share in the third quarter of 2015. This decrease is primarily due to the decrease in net income attributable to stockholders over the same comparative period. Diluted adjusted EPS attributable to stockholders8 (non-GAAP measure) increased 5% to $0.20 per share in the third quarter of 2016 from $0.19 per share in the third quarter of 2015.

[7]	Adjusted EBITDA margin is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA margin presents adjusted EBITDA (non-GAAP measure) as a multiple of revenues. Adjusted EBITDA margin is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[8]	Diluted adjusted EPS attributable to stockholders is a non-GAAP financial measure. We believe that comparing diluted adjusted EPS attributable to stockholders for different financial periods provides useful information about the growth or decline of our diluted EPS attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS attributable to stockholders is calculated by dividing adjusted net income attributable to stockholders (non-GAAP measure) by the weighted average number of dilutive shares outstanding. Diluted adjusted EPS attributable to stockholders is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	53

Year-to-Date Performance

Financial overview	Nine months ended September 30,
			Change
(in U.S.$000's, except EPS)	2016	2015	2016 over 2015
Revenues	$419,626	$380,413	10%
Costs of services, excluding depreciation and amortization	49,821	40,681	22%
Selling, general and administrative expenses	211,153	187,165	13%
Acquisition-related costs	5,440	-	100%
Depreciation and amortization expenses	30,560	31,402	(3%)
Gain on disposal of property, plant and equipment	(1,017)	(1,200)	(15%)
Impairment loss	28,243	-	100%
Foreign exchange loss (gain)	332	(2,051)	(116%)
Operating income	95,094	124,416	(24%)
Operating income margin	22.7%	32.7%	-1000 bps
Other income	420	1,398	(70%)
Income tax expense	29,929	34,611	(14%)
Net income attributable to stockholders	63,979	89,685	(29%)
Diluted EPS attributable to stockholders	$0.60	$0.83	(28%)
Effective tax rate	31.3%	27.5%	380 bps
GAP	$3,294,463	$3,112,238	6%
Revenue Rate	12.74%	12.22%	52 bps

Gross Auction Proceeds

GAP was $3.3 billion for the nine months ended September 30, 2016, a 6% increase over the first nine months of 2015. Included in GAP for the first nine months of 2016 is $107.4 million of GTV from our online marketplaces, which represents a 28% increase over GTV of $83.9 million in the first nine months of 2015. The increase in GAP is primarily due to an increase in the number of core auction lots year-over-year. The total number of lots at industrial and agricultural auctions grew 14%, increasing to 321,400 in the first nine months of 2016 from 280,700 in the first nine months of 2015. However, core auction GAP decreased 8% on a per-lot basis to $9,900 in the first nine months of 2016 from $10,800 in the first nine months of 2015.

GAP, on a U.S. dollar basis, grew in the United States and Canada in the first nine months of 2016 compared to the first nine months of 2015. However, this growth was partially offset by a reduction in GAP in Europe over the same comparative period. GAP in the rest of the world grew during the nine months ended September 30, 2016 compared to the same period in 2015. GAP in the first nine months of 2016 would have been $52.6 million higher, resulting in an 8% increase over the first nine months of 2015, if foreign exchange rates had remained consistent with those in 2015. This adverse effect on GAP is primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar.

Ritchie Bros.	54

During the first nine months of 2016, we continued to actively pursue the use of underwritten commission contracts from a strategic perspective, entering into such contracts only when the risk/reward profile of the terms were agreeable. The volume of underwritten commission contracts decreased to 25% of our GAP in the first nine months of 2016 from 29% in the first nine months of 2015, primarily due to the underwritten contracts associated with the Casper, Wyoming, offsite auction that was held on March 25, 2015. Straight commission contracts continue to account for the majority of our GAP.

Revenues and Revenue Rate

(in U.S. $000's)	Nine months ended September 30,
			Better/(Worse)
	2016	2015	2016 over 2015
United States	$215,961	$195,382	11%
Canada	131,142	113,918	15%
Europe	37,214	35,700	4%
Other	35,309	35,413	-
Revenues	$419,626	$380,413	10%

The distribution of our revenues across the geographic regions in which we operate was as follows, where the geographic location of revenues corresponds to the location in which the sale occurred, or in the case of online sales, where the company earning the revenues is incorporated:

Revenue distribution	Canada	Outside of Canada	United States	Europe	Other
Nine months ended September 30, 2016	31%	69%	51%	9%	9%
Nine months ended September 30, 2015	30%	70%	51%	9%	10%

Revenues increased 10% in the first nine months of 2016 compared to the first nine months of 2015, primarily due to volume increases in GAP combined with a strong Revenue Rate. Included in revenues for the first nine months of 2016 were $11.7 million of revenues from EquipmentOne, which represents a 9% increase over EquipmentOne revenues of $10.7 million in the first nine months of 2015.

Our Revenue Rate increased 52 bps to 12.74% in the first nine months of 2016 compared to 12.22% in the first nine months of 2015. This increase is primarily due to the performance of our straight commission contracts combined with an increase in fee revenue, which is not directly linked to GAP. Our overall average commission rate was 9.53% for the first nine months of 2016, compared to 9.68% in the first nine months of 2015. This decrease is primarily due to the performance of our underwritten business. Our underwritten contract commission rates and volume decreased during the first nine months of 2016 compared to the first nine months of 2015.

Our fee revenue earned in the first nine months of 2016 represented 3.20% of GAP compared to 2.54% of GAP in the first nine months of 2015. The increase was primarily due to an increase in financing and other fees resulting from the improved performance of our value-added service offerings, combined with the mix of equipment sold at our auctions. Financing fees from RBFS increased 32% to $8.9 million in the first nine months of 2016 from $6.8 million in the first nine months of 2015. Mascus contributed $5.3 million of subscription, license, and other fee revenues in the first nine months of 2016. Xcira contributed $3.5 million of technology service fees in the first nine months of 2016.

Revenue grew in Canada, the United States, and Europe in the first nine months of 2016 compared to the same period in 2015, primarily as a result of increases in GAP in Canada and the United States, an increase in Revenue Rate in the United States, as well as the acquisitions of Mascus and Xcira. Comparatively, revenues in the rest of the world were consistent year-over-year.

Ritchie Bros.	55

Foreign exchange rates had a negative impact on revenues in the first nine months of 2016 as a significant portion of revenues are in Canada and the Netherlands. Refer to the table under “Translational impact of foreign exchange rates” below for details of the foreign exchange rate impact.

Costs of services

Costs of services increased $9.1 million or 22% in the first nine months of 2016 compared to the first nine months of 2015. Costs of services related to our Core Auction segment were $48.4 million, or 1.47% of GAP, in the first nine months of 2016 compared to $40.7 million, or 1.31% of GAP, in the first nine months of 2015.

This $7.7 million increase is primarily due to the increase in number of lots at our auctions, the increase in the number of agricultural auctions and auctions located in frontier regions, the recognition of costs of services from Xcira of $2.1 million, and a strategic increase in advertising and promotional expenditure targeted at our larger auctions, including our five-day, premier global auction in Orlando, United States. We believe the targeted increase in advertising and promotional expenditure contributed to the increase in GAP.

During the first nine months of 2016, 87% of our GAP was attributable to auctions held at our permanent and regional auction sites, including those located in frontier regions, compared to 85% in the first nine months of 2015. We held 267 auctions in the first nine months of 2016, compared to 262 in the first nine months of 2015. The proportion of GAP earned at those sites increased over the same comparative period.

EquipmentOne and Mascus contributed $0.9 million and $0.6 million, respectively, to our total costs of services in the first nine months of 2016. Prior to fiscal 2016, costs of services generated by EquipmentOne were insignificant and recorded within SG&A expenses.

Certain prior quarter expenses have been reclassified within costs of services to confirm with current year presentation.

Selling, general and administrative expenses

SG&A expenses by nature are presented below:

(in U.S. $000's)	Nine months ended September 30,
			% Change
	2016	2015	2016 over 2015
Employee compensation	$135,129	$122,062	11%
Buildings, facilities and technology	36,671	30,849	19%
Travel, advertising and promotion	18,594	16,274	14%
Professional fees	9,524	9,456	1%
Other SG&A expenses	11,235	8,524	32%
	$211,153	$187,165	13%

Our SG&A expenses increased $24.0 million, or 13%, in the first nine months of 2016 compared to the first nine months of 2015. Foreign exchange rates had a positive impact on SG&A expenses in the first nine months of 2016 as a significant portion of administration expenses are in Canada and the Netherlands. Refer to the table under “Translational impact of foreign exchange rates” below for details of the foreign exchange rate impact.

Prior period acquisition-related costs have been reclassified and presented separately from SG&A expenses to conform with current quarter presentation.

Ritchie Bros.	56

Employee compensation expenses increased $13.1 million in the first nine months of 2016 compared to the first nine months of 2015. This increase included a positive effect from foreign exchange rates of $2.5 million. Removing foreign exchange impacts, the primary drivers of the increase in employee compensation were the 8% net growth of our headcount, $6.6 million higher share-based payments, $2.9 million from Mascus, and $2.1 million from Xcira. Employee compensation expenses in the first nine months of 2015 included $2.1 million in termination benefits resulting from the Separation Agreement with our former Chief Sales Officer.

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

Buildings, facilities and technology costs increased $5.8 million in the first nine months of 2016 compared to the first nine months of 2015. This increase is primarily attributable to our value-added service offerings, and in particular, the costs required to support the growing fee revenues generated by that business. Mascus and Xcira contributed $0.5 million and $0.3 million, respectively, in the first nine months of 2016. The increase is also due to the fact that we had fewer software capitalization projects to which various information technology costs were able to be capitalized to in the first nine months of 2016 compared to the first nine months of 2015. The reduction in the number of projects is a result of significant system transformation projects (in which legacy software systems were replaced or upgraded) having reached completion at the end of the first quarter of 2015, combined with controlled capital spending.

Travel, advertising and promotion increased $2.3 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to an increase in rental fees as a result of a replacement of our aged and retired company vehicles with new vehicles under operating leases. The increase was also due to a strategic increase in advertising and promotional expenditure targeted at our larger auction events and integration of acquired businesses, as well as an increase in the number of tradeshows we participated in during the first nine months of 2016 compared to the same period in 2015.

Other SG&A increased $2.7 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to increased yard and office supplies required to support the increased ancillary service and auction activity, as well as headcount.

Included in SG&A expenses for the first nine months of 2016 are $9.7 million of SG&A expenses from EquipmentOne, which decreased 3% over EquipmentOne SG&A expenses of $10.0 million in the first nine months of 2015.

Acquisition-related costs

Acquisition-related costs for the first nine months of 2016 consisted of $4.5 million, $0.7 million, and $0.2 million associated with IronPlanet, Mascus, and Petrowsky, respectively.

Impairment loss

During the nine months ended September 30, 2016, we recognized an impairment loss of $28.2 million on our EquipmentOne reporting unit goodwill and customer relationships.

Operating income

Operating income decreased $29.3 million, or 24% to $95.1 million in the first nine months of 2016 compared to $124.4 million in the first nine months of 2015. This decrease is primarily due to the impairment loss recognized on the EquipmentOne reporting unit goodwill and customer relationships during the third quarter of 2016 combined with increases in SG&A expenses, costs of services, acquisition-related costs, and foreign exchange losses, and partially offset by the increase in revenues during the first nine months of 2016 compared to the first nine months of 2015. Adjusted operating income (non-GAAP measure) decreased $1.1 million, or 1%, to $123.3 million in the first nine months of 2016 compared to $124.4 million in the first nine months of 2015.

Ritchie Bros.	57

Operating income margin decreased 1000 bps to 22.7% in the first nine months of 2016 compared to 32.7% in the first nine months of 2015. This decrease is primarily due to the impairment loss recognized on the EquipmentOne reporting unit goodwill and customer relationships during the third quarter of 2016 combined with increases in SG&A expenses, costs of services, acquisition-related costs, and foreign exchange losses, and partially offset by the increase in revenues during the first nine months of 2016 compared to the first nine months of 2015. Adjusted operating income margin (non-GAAP measure) decreased 330 bps to 29.4% in the first nine months of 2016 from 32.7% in the first nine months of 2015.

Foreign exchange rates had a negative impact on operating income in the first nine months of 2016. Refer to the table under “Translational impact of foreign exchange rates” below for details of the foreign exchange rate impact.

Other income (expense)

Other income (expense) is comprised of the following:

(in U.S. $000's)	Nine months ended September 30,
			% Change
	2016	2015	2016 over 2015
Interest income	$1,354	$2,075	(35%)
Interest expense	(3,357)	(3,816)	(12%)
Equity income	1,209	769	57%
Other, net	1,214	2,370	(49%)
Other income	$420	$1,398	(70%)

Income tax expense and effective tax rate

For the nine months ended September 30, 2016, income tax expense was $29.9 million, compared to an income tax expense of $34.6 million for the same comparative period in 2015. Our effective tax rate was 31.3% in the first nine months of 2016, compared to 27.5% in the first nine months of 2015. The increase in the effective tax rate in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the higher estimate of non-deductible goodwill impairment loss and acquisition-related costs, partially offset by a greater estimated proportion of annual earnings taxed in jurisdictions with lower tax rates for fiscal 2016 compared to fiscal 2015.

Net income

Net income attributable to stockholders decreased $25.7 million, or 29%, to $64.0 million in the first nine months of 2016 compared to $89.7 million in the first nine months of 2015. This decrease is primarily due to the impairment loss on the EquipmentOne reporting unit goodwill and customer relationships, combined with increases in SG&A expenses, costs of services, acquisition-related costs, and foreign exchange loss, and partially offset by the increase in revenues and decrease in income tax expense over the same comparative period. Adjusted net income attributable to stockholders (non-GAAP measure) increased $0.7 million, or 1%, to $90.4 million during the nine months ended September 30, 2016 from $89.7 million during the same period in 2015.

For these same reasons, net income decreased $25.6 million, or 28%, to $65.6 million in the first nine months of 2016 from $91.2 million in the first nine months of 2015. Adjusted EBITDA (non-GAAP measure) decreased $2.6 million, or 2%, to $156.3 million, in the first nine months of 2016 from $159.0 million in the first nine months of 2015.

Net income margin decreased 840 bps to 15.6% in the first nine months of 2016 from 24.0% in the first nine months of 2015. This decrease is primarily due to the impairment loss on the EquipmentOne reporting unit goodwill and customer relationships, combined with increases in SG&A expenses, costs of services, acquisition-related costs, and foreign exchange loss, and partially offset by the increase in revenues and decrease in income tax expense over the same comparative period. Adjusted EBITDA margin (non-GAAP measure) decreased 450 bps to 37.3% in the first nine months of 2016 from 41.8% in the first nine months of 2015.

Ritchie Bros.	58

Debt at September 30, 2016 represented 1.2 times net income as at and for the 12 months ended September 30, 2016. This compares to debt at September 30, 2015, which represented 0.9 times net income as at and for the 12 months ended September 30, 2015. The increase in this debt/net income multiplier is primarily due to an increase in debt from September 30, 2015 to September 30, 2016, combined with a decrease in net income for the 12 months ended September 30, 2016 compared to the 12 months ended September 30, 2015. The increase in debt is primarily due to an increase in short-term debt, which was $39.0 million at September 30, 2016 compared to $9.7 million at September 30, 2015. This $29.3 million, or 302%, increase in short-term debt is primarily due to borrowings during the third quarter of 2016 to fund the acquisition of the 49% non-controlling interest in RBFS. Net income for the 12 months ended September 30, 2016 was $113.0 million compared to $123.2 million for the same period ended September 30, 2015. This $10.2 million, or 8%, decrease is primarily due to the impairment loss on the EquipmentOne reporting unit goodwill customer relationships, as well as increases in SG&A expenses, costs of services, and acquisition-related costs, partially offset by the increase in revenues and gains on disposition of property, plant and equipment, combined with a decrease in income tax expense. Debt/adjusted EBITDA9 (non-GAAP measure) was 0.7 as at and for the 12 months ended September 30, 2016 compared to 0.5 as at and for the 12 months ended September 30, 2015.

Diluted EPS

Diluted EPS attributable to stockholders decreased 28% to $0.60 per share in the first nine months of 2016 from $0.83 per share in the first nine months of 2015. This decrease is primarily due to the decrease in net income attributable to stockholders, partially offset by a 211,969 decrease in the weighted average number of dilutive shares outstanding over the same comparative period. Diluted adjusted EPS attributable to stockholders (non-GAAP measure) increased 1% to $0.84 per share in the first nine months of 2016 from $0.83 per share in the first nine months of 2015.

Foreign exchange loss and effect of exchange rate movement on income statement components

We conduct operations around the world in a number of different currencies, but our presentation currency is the U.S. dollar. In the first nine months of 2016, approximately 44% of our revenues and 57% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 43% and 58%, respectively in the first nine months of 2015.

Transactional impact of foreign exchange rates

We recognized $0.3 million of transactional foreign exchange losses in the first nine months of 2016, compared to $2.1 million of transactional foreign exchange gains during the same period in 2015. Foreign exchange losses and gains are primarily the result of settlement of foreign-denominated monetary assets and liabilities.

Translational impact of foreign exchange rates

Since late 2014, there has been significant weakening of the Canadian dollar and the Euro relative to the U.S. dollar. This weakening of the Canadian dollar and Euro has affected our reported operating income when non-U.S. dollar amounts were translated into U.S. dollars for financial statement reporting purposes.

[9]	Our balance sheet scorecard includes the performance metric, debt/adjusted EBITDA, which is a non-GAAP financial measure. We believe that comparing debt/adjusted EBIDTA on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations, and in particular, it is an indicator of the amount of time it would take for us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are discussed further below under “liquidity and capital resources”. We calculate debt/adjusted EBITDA by dividing debt by adjusted EBITDA (non-GAAP measure). Debt/adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	59

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

The following tables present our Constant Currency results and Translational FX Impact for the nine months ended September 30, 2016 and 2015, as well as reconcile those metrics to first nine months of 2016, 2015 and 2014 revenues, costs of services, SG&A expenses, acquisition-related costs, depreciation and amortization expenses, gain on disposition of property, plant and equipment, impairment loss, foreign exchange loss/gain, and operating income, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $000's)	Nine months ended September 30,				2016 over 2015		Constant
	2016				reported		Currency
		Translational	Constant		change		change
	As reported	FX Impact	Currency	2015	$	%	$	%
GAP	$3,294,463	$52,563	$3,347,026	$3,112,238	$182,225	6%	$234,788	8%
Revenues	419,626	6,364	425,990	$380,413	$39,213	10%	$45,577	12%
Costs of services, excluding depreciation and amortization	49,821	528	50,349	40,681	9,140	22%	9,668	24%
SG&A expenses	211,153	3,918	215,071	187,165	23,988	13%	27,906	15%
Acquisition-related costs	5,440	-	5,440	-	5,440	100%	5,440	100%
Depreciation and amortization expenses	30,560	650	31,210	31,402	(842)	(3%)	(192)	(1%)
Gain on disposition of property, plant and equipment	(1,017)	(4)	(1,021)	(1,200)	183	(15%)	179	(15%)
Impairment loss	28,243	-	28,243	-	28,243	100%	28,243	100%
Foreign exchange loss (gain)	332	543	875	(2,051)	2,383	(116%)	2,926	(143%)
Operating income	$95,094	$729	$95,823	$124,416	$(29,322)	(24%)	$(28,593)	(23%)

(in U.S. $000's)	Nine months ended September 30,				2015 over 2014		Constant
	2015				reported		Currency
		Translational	Constant		change		change
	As reported	FX Impact	Currency	2014	$	%	$	%
GAP	$3,112,238	$227,225	$3,339,463	$2,971,457	$140,781	5%	$368,006	12%
Revenues	380,413	28,620	409,033	$342,640	$37,773	11%	$66,393	19%
Costs of services, excluding depreciation and amortization	40,681	3,178	43,859	40,366	315	1%	3,493	9%
SG&A expenses	187,165	16,274	203,439	180,041	7,124	4%	23,398	13%
Depreciation and amortization expenses	31,402	2,807	34,209	32,982	(1,580)	(5%)	1,227	4%
Gain on disposition of property, plant and equipment	(1,200)	(51)	(1,251)	(3,433)	2,233	(65%)	2,182	(64%)
Impairment loss	-	-	-	8,084	(8,084)	(100%)	(8,084)	(100%)
Foreign exchange gain	(2,051)	(170)	(2,221)	(2,157)	106	(5%)	(64)	3%
Operating income	$124,416	$6,582	$130,998	$86,757	$37,659	43%	$44,241	51%

Ritchie Bros.	60

U.S. dollar exchange rate comparison

Value of one U.S. dollar	Nine months ended September 30,
			% Change
	2016	2015	2016 over 2015
Period-end exchange rate
Canadian dollar	$1.3130	$1.3312	(1%)
Euro	0.8897	0.8947	(1%)
Average exchange rate
Canadian dollar	$1.3228	$1.2600	5%
Euro	0.8962	0.8975	-

The majority of the change in the value of the U.S. dollar to the Canadian dollar and the Euro occurred during the first quarter of 2015. Since that time, the U.S. dollar continued a more moderate appreciation against those currencies. The weakening of the U.S. dollar relative to the Canadian dollar and the Euro between September 30, 2015 and September 30, 2016 substantially occurred during the third quarter of 2016.

Operations Update

The majority of our business continues to be generated by our core auction operations. During the first nine months of 2016, we conducted 162 unreserved industrial auctions at locations in North America, Central America, Europe, the Middle East, Australia, New Zealand, and Asia, compared to 162 during the first nine months of 2015. We also held 105 unreserved agricultural auctions in the first nine months of 2016, compared to 100 in the first nine months of 2015.

Our key industrial auction metrics10 are shown below:

	Nine months ended September 30,
			% Change
	2016	2015	2016 over 2015
Bidder registrations	395,500	354,500	12%
Consignments	39,250	33,450	17%
Buyers	101,000	86,300	17%
Lots	294,000	253,500	16%

We continued to see increases in all key industrial auction metrics in the first nine months of 2016 compared to the first nine months of 2015, primarily as a result of our focused efforts on growing the business combined with a stable used equipment market.

[10]	For a breakdown of these key industrial auction metrics by month, please refer to our website at www.rbauction.com. None of the information in our website is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	61

Although our auctions vary in size, our average industrial auction results on a trailing 12-month basis are described in the following table:

	12 months ended September 30,
			Change
	2016	2015	2016 over 2015
GAP	$17.5 million	$6.5 million	$1.0 million
Bidder registrations	2,397	2,109	14%
Consignors	234	195	20%
Lots	1,718	1,473	17%

For the same reasons discussed above, we continued to see improvements in all of our average industrial auction metrics for the 12 months ended September 30, 2016 compared to the 12 months ended September 30, 2015.

Website metrics11

The Ritchie Bros. website (www.rbauction.com) is a gateway to our online bidding system that allows bidders to participate in our auctions over the internet and showcases upcoming auctions and equipment to be sold. This online bidding service gives our auction customers the choice of how they want to do business with us and access to both live and online auction participation.

Internet bidders comprised 65% of the total bidder registrations at our industrial auctions in the first nine months of 2016, compared to 62% in the first nine months of 2015. This increase in the level of internet bidders continues to demonstrate our ability to drive multichannel participation at our auctions.

Our EquipmentOne website (www.equipmentone.com) provides access to our online equipment marketplace.

The following table provides information about the average monthly users of our websites:

	As at September 30,
			% Change
	2016	2015	2016 over 2015
www.rbauction.com	841,536	828,833	2%
www.equipmentone.com	99,965	110,872	(10%)

We continued to see an increase in the number of average monthly users of www.rbauction.com between September 30, 2015 and September 30, 2016. This increase is primarily due to greater search traffic, which we believe is a direct result of our search engine optimization efforts that were focused on adapting our website to mobile devices.

We saw a decrease in the number of average monthly users of www.equipmentone.com between September 30, 2015 and September 30, 2016, yet over that same comparative period, we saw an increase in bidding activity. We believe these variances are primarily the result of our continued efforts to focus the marketing to target an audience that is more likely to transact on the online marketplace. As such, we believe this targeted marketing contributed to the increase in EquipmentOne revenues in the first nine months of 2016 compared to the first nine months of 2015.

During the first nine months of 2016, the average number of monthly visits to Mascus’ global websites was 3,221,100.

[11]	None of the information in our websites is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	62

Online bidding and equipment marketplace purchase metrics

We continue to see an increase in the use and popularity of both our online bidding system and our online equipment marketplace. During the first nine months of 2016, we attracted record first nine months online bidder registrations and sold approximately $1.6 billion of equipment, trucks and other assets to online auction bidders and EquipmentOne customers. This represents a 13% increase over the $1.4 billion of assets sold online in the first nine months of 2015, and a first nine months sales record.

Productivity

We measure Sales Force Productivity as trailing 12-month core auction GAP per Revenue Producer12. It is an operational statistic that we believe provides a gauge of the effectiveness of Revenue Producers in increasing our GAP, and ultimately our net income. Sales Force Productivity increased to $12.1 million per Revenue Producer at September 30, 2016 from $11.9 million per Revenue Producer at September 30, 2015. The increase was primarily due to the fact that we maintained a consistent level of Revenue Producers while increasing our GAP during the 12 months ended September 30, 2016 compared to the 12 months ended September 30, 2015. In particular, we experienced increased productivity from our Strategic Accounts team in the United States, as well as from our Canadian, Australian, and East Asian Revenue Producers.

Our headcount statistics, which exclude Xcira and Mascus employees, as at the end of each period are presented below:

	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014
Total full-time employees	1,641	1,600	1,559	1,522	1,513	1,515	1,479	1,468

Regional Sales Managers	50	45	49	46	48	46	45	46
Territory Managers	304	304	296	296	307	307	308	307
Revenue Producers	354	349	345	342	355	353	353	353
Trainee Territory Managers	22	28	26	31	26	24	30	29
Other sales personnel	110	103	99	95	88	87	79	81
Sales personnel	486	480	470	468	469	464	462	463

Total headcount (excluding Xcira and Mascus employees) increased by net 128 between September 30, 2015 and September 30, 2016, which consisted of increases of net 17 sales personnel and net 111 administrative and operational personnel. Included in the administrative and operational personnel increase was an increase of net 24 equipment inspectors, yard staff, and other personnel at our Edmonton, Canada, auction site to support growth in that region. While some of this increase came from the addition of new employees, a portion of the headcount increase in Edmonton was also the result of the conversion of part time employees to full time employees. The increase in administrative and operational personnel also included net 17 from RBFS13, net 15 from EquipmentOne, and net 11 from Petrowsky. In addition, between September 30, 2015 and September 30, 2016, our finance team increased by net 13 as a result of a restructure of the finance department for the strategic purpose of partnering finance personnel with the leaders responsible for driving growth in the business.

Between September 30, 2015 and September 30, 2016, the number of Revenue Producers decreased by net one while the number of Trainee Territory Managers and other sales personnel increased by net 18, resulting in the overall net 17 increase in total sales personnel. Compared to December 31, 2015, the number of Revenue Producers and Territory Managers increased by net 12 and eight, respectively, during the nine-month period ended September 30, 2016.

[12]	Revenue Producers is a term used to describe our revenue-producing sales personnel. This definition is comprised of Regional Sales Managers and Territory Managers.

[13]	RBFS account managers generate financing fee revenue but do not produce GAP. As such, they are excluded from our definition of Revenue Producers and the measurement of Sales Force Productivity, which is based on core auction GAP.

Ritchie Bros.	63

Xcira had a total headcount of 54 full time employees at September 30, 2016, which has increased by net four since December 31, 2015. Mascus had a total headcount of 49 at September 30, 2016.

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the NYSE and the TSX. On November 8, 2016, we had 106,679,740 common shares issued and outstanding, 434,413 share units awarded under our senior executive and employee PSU plans, and stock options outstanding to purchase a total of 3,520,202 common shares. No preferred shares have been issued or are outstanding. The outstanding stock options had a weighted average exercise price of $23.96 per share and a weighted average remaining term of 7.6 years. In respect of PSUs awarded under the senior executive and employee PSU plans, performance and market conditions, depending on their outcome at the end of the contingency period, can reduce the number of vested awards to nil or to a maximum of 200% of the number of outstanding PSUs. Certain of our PSUs are only cash-settled, whereas others may be settled, at our discretion, in cash or through the issuance of shares, by open market purchases of shares.

Share repurchase program

In March 2016, we executed the following share repurchases at a total cost of $36.7 million:

	Issuer purchases of equity securities
	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publically announced program (2)	(d) Maximum approximate dollar value of shares that may yet be purchased under the program (1)
March 2016 (3)	1,460,000	$25.15	1,460,000	$15.8 million

(1)	On January 12, 2015, we announced that our Board of Directors had authorized a share repurchase program for the repurchase of up $100 million worth of our common shares (subject to TSX approval) over the next three years. The initial normal course issuer bid approved by the TSX (the “initial NCIB”) was for a one-year period from March 3, 2015 through March 2, 2016. No purchases were made under the initial NCIB during the first quarter of 2016, and the initial NCIB expired in accordance with its terms on March 2, 2016.

(2)	On February 25, 2016, we announced our intention to renew our normal course issuer bid on the expiry of the initial NCIB. On March 1, 2016, the TSX approved a new normal course issuer bid (the “new NCIB”) for a one-year period from March 3, 2016 to March 2, 2017. The information in the above table relates to purchases made, and eligible to be made in the future, pursuant to the new NCIB.

(3)	Repurchases under the new NCIB during the month of March 2016 began on March 8, 2016 and ended on March 15, 2016. All repurchased shares were cancelled on March 15, 2016. No further share repurchases were made pursuant to the new NCIB, or by any other means, during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Working capital

(in U.S. $000's)	September 30,	December 31,
	2016	2015	% Change
Cash and cash equivalents	$230,984	$210,148	10%
Restricted cash	$83,413	$83,098	-

Current assets	$571,971	$430,099	33%
Current liabilities	440,341	289,966	52%
Working capital	$131,630	$140,133	(6%)

Ritchie Bros.	64

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our working capital decreased during the nine months ended September 30, 2016, primarily due to the payment of dividends of $55.7 million, the acquisition of the 49% non-controlling interest in RBFS for cash consideration of $41.1 million during the third quarter of 2016, and the repurchase of 1.46 million common shares for $36.7 million in the first quarter of 2016. Net income generated during the period partially offset this decrease, as did the refinancing of our long-term loan that fell due in May 2016, which resulted in the replacement of the current portion of long-term debt with non-current long-term debt.

Cash flows

(in U.S. $000's)	Nine months ended September 30,
			% Change
	2016	2015	2016 over 2015
Cash provided by (used in):
Operating activities	$163,423	$158,428	3%
Investing activities	(97,316)	(12,191)	698%
Financing activities	(49,610)	(66,285)	(25%)
Effect of changes in foreign currency rates	4,339	(13,212)	(133%)
Net increase in cash and cash equivalents	$20,836	$66,740	(69%)

Operating activities

Cash provided by operating activities increased $5.0 million, or 3%, during the first nine months of 2016 compared to the first nine months of 2015. Cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing, size and number of auctions during the period, the timing of the receipt of auction proceeds from buyers and of the payment of net amounts due to consignors, as well as the location of the auction with respect to restrictions on the use of cash generated therein.

Investing activities

Net cash used in investing activities increased $85.1 million, or 698%, during the first nine months of 2016 compared to the first nine months of 2015. This increase is primarily due to the acquisition of the 49% non-controlling interest in RBFS for cash consideration of $41.1 million, the acquisition of Mascus for cash consideration of $28.1 million, net of cash and cash equivalents acquired, an increase in intangible asset additions of $7.8 million, and the acquisition of Petrowsky for cash consideration of $6.3 million. The increase in intangible asset additions is primarily due to the capitalization of costs to assets under development. Significant software development projects include those related to computer system transformation, customer experience and process improvements, website enhancement, adaptation of our website to mobile devices, and disaster recovery preparedness.

Ritchie Bros.	65

CAPEX Intensity presents net capital spending as a percentage of revenue. We believe that comparing CAPEX Intensity on a trailing 12-month basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

(in U.S. $ millions)	For the 12 months ended September 30,
			Change
	2016	2015	2016 over 2015
Property, plant and equipment additions	$22.0	$19.6	12%
Intangible asset additions	16.6	7.5	121%
Proceeds on disposition of property plant and equipment	(15.2)	(5.5)	176%
Net capital spending	$23.4	$21.6	8%
Revenues	$555.1	$518.9	7%
CAPEX intensity	4.2%	4.2%	-

CAPEX Intensity for the 12 months ended September 30, 2016 remained consistent with CAPEX Intensity for the 12 months ended September 30, 2015 due to the fact that the increase in net capital spending was offset by the increase in revenues. The net capital spending increase was primarily the result of a $9.1 million, or 121%, increase in intangible asset additions and a $2.4 million, or 12%, increase in property, plant and equipment additions, partially offset by a $9.7 million, or 176%, increase in proceeds on disposition of property, plant and equipment.

The majority of the intangible asset and property, plant and equipment additions during the 12 months ended September 30, 2016 primarily relate to the capitalization of costs to assets under development. Significant software development projects include those related to computer system transformation, customer experience and process improvements, website enhancement, adaptation of our website to mobile devices, and disaster recovery preparedness. Significant property, plant and equipment additions primarily consist of property development projects that relate to auction site improvements, as well as the acquisition of yard and automotive equipment to support our operational and headcount growth.

The increase in proceeds on disposition of property, plant and equipment during the 12 months ended September 30, 2016 compared to the 12 months ended September 30, 2015 is primarily due to $8.4 million of proceeds from the sale of excess property in Edmonton, Canada, recognized in the fourth quarter of 2015.

Financing activities

Net cash used in financing activities decreased $16.7 million, or 25%, in the first nine months of 2016 compared to the first nine months of 2015, primarily due to a net increase in cash provided by short-term debt financing activities. In particular, proceeds from short-term debt increased $44.0 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was partially offset by a $22.1 million increase in short-term debt repayments over the same comparative period.

The repayment of long-term debt of $46.6 million related to the Canadian dollar 60 million term loan that fell due in May 2016 was offset by the proceeds from long-term debt of $46.6 million received during the nine months ended September 30, 2016 in order to refinance the aforementioned term loan.

We declared and paid regular cash dividends of $0.16 per common share for the quarters ended September 30, 2015, December 31, 2015, and March 31, 2016, and we declared and paid regular cash dividends of $0.17 per common share for the quarter ended June 30, 2016. We have declared, but not yet paid, a dividend of $0.17 per common share for the quarter ended September 30, 2016.

Ritchie Bros.	66

Total dividend payments during the nine months ended September 30, 2016 were $52.3 million to stockholders and $3.4 million to non-controlling interests. This compares to total dividend payments of $47.2 million to stockholders and $1.3 million to non-controlling interests during the nine months ended September 30, 2015. All dividends we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, increased 1153 bps to 62.9% for the 12 months ended September 30, 2016 from 51.4% for the 12 months ended September 30, 2015. This increase is primarily the result of the increase in our dividends paid to stockholders combined with the decrease in net income attributable to stockholders over the same comparative period. Our adjusted dividend payout ratio14 (non-GAAP measure) increased 750 bps to 57.1% for the 12 months ended September 30, 2016 from 49.6% for the 12 months ended September 30, 2015.

Cash provided by operating activities decreased $49.6 million, or 20%, to $201.4 million during the 12 months ended September 30, 2016 from $251.0 million during the 12 months ended September 30, 2015. This decrease was primarily due to changes in our operating assets and liabilities, and in particular, an increase in cash used in relation to trade and other receivables, inventory, income taxes payable, trade and other payables, and advances against auction contracts, partially offset by an increase in cash provided by restricted cash and auction proceeds payable. These balances can fluctuate significantly from period to period due to factors such as differences in the timing, size and location of the auction and the volume of our underwritten commission contracts. Operating free cash flow (“OFCF”)15 (non-GAAP measure) decreased $51.4 million, or 22%, to $178.0 million during the 12 months ended September 30, 2016 from $229.4 million during the 12 months ended September 30, 2015.

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We measure average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period. Return on average invested capital decreased 124 bps to 14.0% during the 12 months ended September 30, 2016 from 15.2% for the 12 months ended September 30, 2015. This decrease is primarily due to a $10.6 million, or 9%, decrease in net income attributable to stockholders over this same comparative period, partially offset by a $5.5 million decrease in average invested capital from September 30, 2015 to September 30, 2016. Return on invested capital (“ROIC”)16 (non-GAAP measure) decreased 40 bps to 15.4% during the 12 months ended September 30, 2016 from 15.8% for the 12 months ended September 30, 2015.

Debt and credit facilities

At September 30, 2016, our short-term debt of $39.0 million consisted of borrowings under our committed and uncommitted, revolving credit facilities, and had a weighted average annual interest rate of 1.6%. This compares to current borrowings of $12.4 million as at December 31, 2015, with a weighted average annual interest rate of 1.8%.

[14]	Adjusted dividend payout ratio is non-GAAP financial measure. We believe that comparing the adjusted dividend payout ratio for different financial periods provides useful information about how well our net income supports our dividend payments. Adjusted dividend payout ratio is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders (non-GAAP measure). Adjusted dividend payout ratio is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[15]	OFCF is non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes the performance metric, OFCF. OFCF is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate OFCF by subtracting net capital spending from cash provided by operating activities. OFCF is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[16]	ROIC is a non-GAAP financial measure that we believe, by comparing on a trailing 12-month basis for different financial periods provides useful information about the after-tax return generated by our investments. Our balance sheet scorecard includes the performance metric, ROIC. ROIC is also an element of the performance criteria for certain PSUs we granted to our employees and officers in 2013 and 2014. We calculate ROIC as net income attributable to stockholders excluding the effects of adjusting items divided by average invested capital. Average invested capital is a GAAP measure calculated as the average long-term debt (including current and non-current portions) and stockholders’ equity over a trailing 12-month period. ROIC is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	67

The $43.3 million current portion of long-term debt as at December 31, 2015 consisted entirely of our Canadian dollar 60 million term loan under our uncommitted, revolving credit facility. We refinanced this term loan on a long-term basis when it fell due on May 4, 2016 by drawing on our committed, revolving credit facility. As at September 30, 2016, we had a total of $101.6 million long-term debt, with a weighted average annual interest rate of 2.9%. This compares to long-term debt of $97.9 million as at December 31, 2015, with a weighted average annual interest rate of 5.0%.

As noted under “Strategy” above, on August 29 ,2016, we obtained the Commitment Letter from GS Bank pursuant to which GS Bank was committed to provide the $150 million Revolving Facility and the $850 million Bridge Facility. No draws were made against these Facilities as at September 30, 2016.

Future scheduled interest payments over the next five years relating to our long-term debt outstanding at September 30, 2016 were as follows:

(in U.S. $000's)	Scheduled interest payments
	In 2016	In 2017	In 2018	In 2019	In 2020	Thereafter
On long-term debt	$741	$2,963	$2,499	$2,171	$2,171	$2,991

On September 30, 2016, our credit facilities were with financial institutions in the United States, Canada and the Netherlands. Certain of the facilities include commitment fees applicable to the unused credit amount. We were in compliance with all financial and other covenants applicable to our credit facilities at September 30, 2016.

Subsequent event

As noted under “Strategy” above, on October 27, 2016, we closed the new five-year Credit Agreement with a syndicate of lenders, including BofA and Royal Bank of Canada, which provides us with:

1)	The $675.0 million Multicurrency Facilities;

2)	The $325.0 million Delayed-Draw Facility; and
3)	At our election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the Multicurrency Facilities in an aggregate amount of up to $50 million.

In conjunction with the closing of the Credit Agreement, and as contemplated in the Commitment Letter, we terminated the entire $150 million Revolving Facility and $350 million of the $850 million Bridge Facility, neither of which had any draws at the date of cancellation, in order to provide us with more suitable covenants and financial flexibility. In addition, on October 27, 2016, the Company terminated its pre-existing revolving bi-lateral credit facilities, which consisted of $313.0 million of committed revolving credit facilities and $292.2 million of uncommitted credit facilities, as well as the $50 million bulge credit facility. On the same day, the Company also prepaid all outstanding debt issued under the terminated facilities using funds from the New Facilities, which resulted in the fixed rate long-term debt being replaced by floating rate long-term debt and $6.9 million in early termination fees, which were recognized as acquisition-related costs on the transaction date.

We may use the proceeds from the Multicurrency Facilities to refinance certain existing indebtedness and for other general corporate purposes. Proceeds from the Delayed-Draw Facility can only be used to finance transactions contemplated by the Merger Agreement. The Multicurrency Facilities remain in place and outstanding even if the Merger Agreement is terminated and the Merger is not consummated.

The New Facilities will remain unsecured until the closing of the Merger, after which the New Facilities will be secured by various of our assets. The New Facilities may become unsecured again after the Merger is consummated, subject to Ritchie Bros. meeting specified credit rating or leverage ratio conditions. The New Facilities will mature five years after the closing date of the Credit Agreement. The Delayed-Draw Facility will amortize in equal quarterly installments in an annual amount of 5% for the first two years after the closing of the Merger, and 10% in the third through fifth years after the closing of the Merger, with the balance payable at maturity.

Ritchie Bros.	68

Borrowings under the Credit Agreement will bear floating rates of interest, which, at our option, will be based on either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or LIBOR (or such customary floating rate customarily used by BofA for currencies other than U.S. dollars). In either case, an applicable margin is added to the rate. The applicable margin ranges from 0.25% to 1.50% for base rate loans, and 1.25% to 2.50% for LIBOR (or the equivalent of such currency) loans, depending on our leverage ratio at the time of borrowing. We must also pay quarterly in arrears a commitment fee equal to the daily amount of the unused commitments under the New Facilities multiplied by an applicable percentage per annum (which ranges from 0.25% to 0.50% depending on our leverage ratio). On November 8, 2016, our draws on the New Facilities totaled $160.4 million.

We believe our existing working capital and availability under our credit facilities, including the New Facilities and the Bridge Facility remaining under the Commitment Letter, are sufficient to satisfy our present operating requirements, as well as to fund future growth including, but not limited to, mergers and acquisitions, development of EquipmentOne, and other growth opportunities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Judgments, Estimates and Assumptions

Aside from those discussed below, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Recoverability of goodwill

We perform impairment tests on goodwill on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. Goodwill is tested for impairment at a reporting unit level, which is at the same level or one level below an operating segment.

The first step of the two-step impairment test prescribed by US GAAP is to identify potential impairment by comparing the reporting unit fair value with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed, wherein the carrying amount of the goodwill in the reporting unit is compared to its implied fair value. The implied fair value is calculated by performing a hypothetical purchase price allocation in the same manner as if the reporting unit was being acquired in a business combination. An impairment loss is recognized for the excess of the goodwill’s carrying amount over its implied fair value.

We measure the fair value of our reporting units using a blended analysis of the earnings approach, which employs a discounted cash flow methodology, and the market approach, which employs a multiple of earnings methodology. We believe that using a blended approach compensates for the inherent risks associated with each model if used on a stand-alone basis. In applying these approaches, management is required to make significant estimates and assumptions about the timing and amount of future cash flows, revenue growth rates, and discount rates, which requires a significant amount of judgment. As a result, actual results may differ from those used in the two-step goodwill impairment test.

EquipmentOne reporting unit goodwill

Goodwill arising from the acquisition of AssetNation, the provider of our online marketplaces, forms part of the EquipmentOne reporting unit. During the three months ended September 30, 2016, an indicator of impairment was identified with respect to the EquipmentOne reporting unit.

Ritchie Bros.	69

The indicator consisted of a decline in actual and forecasted revenue and operating income compared with previously projected results, which was primarily due to the recent performance of the EquipmentOne reporting unit.

As a result of the identification of an indicator of impairment of the EquipmentOne reporting unit, we performed the US GAAP two-step goodwill impairment test at September 30, 2016. Consistent with our policy noted above, we measured the fair value of the EquipmentOne reporting unit using a blended analysis of the earnings approach and the market approach, giving equal weighting to both.

Using the cash flow methodology of the earnings approach, the fair value of the EquipmentOne reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate in the future. The earnings approach valuation was most sensitive to the following assumptions:

(i)	Revenue growth rate

Cash flow forecasts estimate a compound annual growth rate of 5.5% in fiscal 2017, 10% in each of fiscal 2018 through 2021, 8.3% in fiscal 2022, 6.5% in fiscal 2023, and 4.8% in fiscal 2023. The estimated growth rate used in determining the EquipmentOne reporting unit’s future cash flows is based on our expectation of future growth rates resulting from application of our business strategy.

(ii)	Discount rate

We applied a discount rate of 12% based on the revenue growth rate for the EquipmentOne reporting unit, with this discount rate reflecting the risk premium based on an assessment of risk related to projected cash flows. We have exercised significant judgment in determining that the discount rate reflects investors’ expectations and takes into consideration market rates of return, capital structure, company size, and industry risk.

Cash flows beyond the five-year period were extrapolated using a long-term growth rate estimated to be 3.0%.

The most significant estimates used in the market approach were (i) the determination of the most comparable publicly-traded firms in terms of the nature, size, growth, and profitability of the business, (ii) the risk and return on the investment, and (iii) an assessment of comparable revenue and operating income multiples.

As step one of the goodwill impairment test indicated that the carrying amount (including goodwill) of the EquipmentOne reporting unit exceeded its fair value, we proceeded to step two, wherein the step one fair value of the EquipmentOne reporting unit was used to estimate the implied fair value of the goodwill. The second step of the goodwill impairment test involved allocating the EquipmentOne reporting unit fair value to all the assets and liabilities of that reporting unit, including identifiable intangible assets, deferred tax assets, and deferred tax liabilities, based on their estimated fair values.

Based on the results of the goodwill impairment test, we recorded an impairment loss on the EquipmentOne reporting unit goodwill of $23.6 million during the quarter ended September 30, 2016.

Recoverability of long-lived assets

Long-lived assets, which are comprised of property, plant and equipment and definite-lived intangible assets, are assessed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable, or earlier when the asset is classified as held for sale. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows from another asset group. The carrying amount of the long-lived asset group is not recoverable if it exceeds the sum of the future undiscounted cash flows expected to result from the long-lived asset group’s use and eventual disposition.

In order to determine the future undiscounted cash flows, we are required to estimate the useful lives of the long-lived asset groups, as well as form expectations of future revenues and expenses, including costs to maintain the long-lived asset groups over their respective useful lives.

Ritchie Bros.	70

Forming such expectations involves the use of significant judgments and estimates, which can vary depending on our intention with respect to the future use of the long-lived asset group, the past performance of the asset group, and availability of approved budgets and forecasts.

Where the carrying amount of the long-lived asset group is not recoverable because it exceeds the sum of the future undiscounted cash flows, the fair value of the long-lived asset group is determined in order to calculate any impairment loss. An impairment loss is measured as the excess of the long-lived asset group’s carrying amount over its fair value.

Fair value is based on valuation techniques or third party appraisals. Significant judgments and estimates used in determining fair value vary depending on the valuation approach adopted, but can include an assessment of who the comparable market participants are, which recent events impact the market the long-lived asset group operates in, planned future use of the long-lived asset group, our experience with similar long-lived asset group sales and related selling fees, as well as costs to prepare the long-lived asset group for sale.

At September 30, 2016, for the same reason noted above under the goodwill impairment test, management determined that there was an indicator that the carrying amount of the long-lived assets arising from our acquisition of AssetNation (the “EquipmentOne long-lived assets”) might not have been recoverable. As such, we performed the recoverability test, for which purpose management determined that the asset group to which the EquipmentOne long-lived assets belonged was the EquipmentOne reporting unit.

The results of the recoverability test indicated that the EquipmentOne reporting unit carrying amount (including goodwill but excluding deferred tax assets, deferred tax liabilities, and income taxes payable) exceeded the sum of its future undiscounted cash flows. As such, management then used an earnings approach to estimate the fair values of the EquipmentOne long-lived assets and compared those fair values to their carrying amounts.

Based on the results of the long-lived asset impairment test, we recorded a pre-tax impairment loss on the EquipmentOne reporting unit customer relationships of $4.7 million on September 30, 2016. In connection with this impairment loss, we recorded a deferred tax benefit of $1.8 million to the income tax provision. The result of this impairment test was reflected in the carrying value of the EquipmentOne reporting unit prior to the completion of the goodwill impairment test described above.

Recoverability of indefinite-lived intangible assets

We perform impairment tests on indefinite-lived intangible assets on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that it is more likely than not that those assets are impaired. Generally, a qualitative assessment is performed first and where there is an indication that it is more likely than not that the asset is impaired, then a quantitative impairment test is performed. The quantitative impairment test compares the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, then an impairment loss is recognized in an amount equal to that excess.

Management performed a qualitative assessment at September 30, 2016 on the trade names and trademarks arising from our acquisition of AssetNation (the “EquipmentOne trade names and trademarks”). Referencing the same indicator of impairment identified as part of the goodwill impairment test described above, management determined that it was more likely than not that the EquipmentOne trade names and trademarks were impaired at September 30, 2016 and proceeded to the quantitative impairment test.

Management used an income approach to determine the fair value of the EquipmentOne trade names and trademarks for purposes of conducting the quantitative impairment test. Based on the results of this test, the fair value was determined to exceed the carrying amount at September 30, 2016, and accordingly, no impairment loss was recognized.

Subsequent to performing this impairment test, management concluded that an indefinite life for these assets could no longer be supported. Commencing September 30, 2016, we began amortizing the EquipmentOne trade names and trademarks over their useful lives, which management has estimated to be 15 years.

Ritchie Bros.	71

Changes in Accounting Policies

There have been no changes in our significant accounting policies during the three months ended September 30, 2016.

Non-GAAP Measures

We make reference to various non-GAAP measures throughout this Quarterly Report on Form 10-Q. These measures do not have a standardized meaning and are, therefore, unlikely to be comparable to similar measures presented by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with generally accepted accounting principles.

The following tables present our adjusted operating income (non-GAAP measure) and adjusted operating income margin (non-GAAP measure) results for the three and nine months ended September 30, 2016 and 2015, as well as reconcile those metrics to operating income, revenues, and operating income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $ thousands)	Three months ended September 30,
			Change
	2016	2015	2016 over 2015
Operating income	$2,285	$28,602	(92%)
Pre-tax adjusting item:
Impairment loss	28,243	-	100%
Adjusted operating income (non-GAAP measure)	$30,528	$28,602	7%
Revenues	$128,876	$109,318	18%
Operating income margin	1.8%	26.2%	-2440 bps
Adjusted operating income margin (non-GAAP measure)	23.7%	26.2%	-250 bps

(in U.S. $ thousands)	Nine months ended September 30,
			Change
	2016	2015	2016 over 2015
Operating income	$95,094	$124,416	(24%)
Pre-tax adjusting item: Impairment loss	28,243	-	100%
Adjusted operating income (non-GAAP measure)	$123,337	$124,416	(1%)
Revenues	$419,626	$380,413	10%
Operating income margin	22.7%	32.7%	-1000 bps
Adjusted operating income margin (non-GAAP measure)	29.4%	32.7%	-330 bps

The adjusting item for the three and nine months ended September 30, 2016 was a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on our EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter of 2016.

Ritchie Bros.	72

The following tables present our adjusted net income attributable to stockholders (non-GAAP measure) and diluted adjusted EPS attributable to stockholders (non-GAAP measure) results for the three and nine months ended September 30, 2016 and 2015, as well as reconcile those metrics to net income (loss) attributable to stockholders, the weighted average number of dilutive shares outstanding, and diluted EPS (loss per share) attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements:

(in U.S. $ thousands, except share and	Three months ended September 30,
per share data)			Change
	2016	2015	2016 over 2015
Net income (loss) attributable to stockholders	$(5,137)	$20,825	(125%)
Pre-tax adjusting item:
Impairment loss	28,243	-	100%
Deferred income tax effect of adjusting item:
Impairment loss	(1,798)	-	(100%)
Adjusted net income attributable to stockholders (non-GAAP measure)	$21,308	$20,825	2%
Weighted average number of dilutive shares outstanding	107,525,051	107,517,888	-
Diluted EPS (loss per share) attributable to stockholders	$(0.05)	$0.19	(126%)
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$0.20	$0.19	5%

(in U.S. $ thousands, except share and	Nine months ended September 30,
per share data)			Change
	2016	2015	2016 over 2015
Net income attributable to stockholders	$63,979	$89,685	(29%)
Pre-tax adjusting item:
Impairment loss	28,243	-	100%
Deferred income tax effect of adjusting item:
Impairment loss	(1,798)	-	(100%)
Adjusted net income attributable to stockholders (non-GAAP measure)	$90,424	$89,685	1%
Weighted average number of dilutive shares outstanding	107,221,390	107,433,359	-
Diluted EPS attributable to stockholders	$0.60	$0.83	(28%)
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$0.84	$0.83	1%

The adjusting item for the three and nine months ended September 30, 2016 was a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on our EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter of 2016.

Ritchie Bros.	73

The following tables present our adjusted EBITDA (non-GAAP measure) and adjusted EBITDA margin (non-GAAP measure) results for the three and nine months ended September 30, 2016 and 2015, as well as reconcile those metrics to net income (loss), revenues, and net income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $ thousands)	Three months ended September 30,
			Change
	2016	2015	2016 over 2015
Net income (loss)	$(5,000)	$21,247	(124%)
Add: depreciation and amortization expenses	10,196	10,017	2%
Less: interest income	(369)	(548)	(33%)
Add: interest expense	934	1,239	(25%)
Add: current income tax expense	9,652	8,700	11%
Less: deferred income tax recovery	(2,472)	(934)	165%
Pre-tax adjusting item:
Impairment loss	28,243	-	100%
Adjusted EBITDA (non-GAAP measure)	$41,184	$39,721	4%
Revenues	$128,876	$109,318	18%
Net income margin	-3.9%	19.4%	-2330 bps
Adjusted EBITDA margin (non-GAAP measure)	32.0%	36.3%	-430 bps

(in U.S. $ thousands)	Nine months ended September 30,
			Change
	2016	2015	2016 over 2015
Net income	$65,585	$91,203	(28%)
Add: depreciation and amortization expenses	30,560	31,402	(3%)
Less: interest income	(1,354)	(2,075)	(35%)
Add: interest expense	3,357	3,816	(12%)
Add: current income tax expense	35,767	38,778	(8%)
Less: deferred income tax recovery	(5,838)	(4,167)	40%
Pre-tax adjusting item:
Impairment loss	28,243	-	100%
Adjusted EBITDA	$156,320	$158,957	(2%)
Revenues	$419,626	$380,413	10%
Net income margin	15.6%	24.0%	-840 bps
Adjusted EBITDA margin (non-GAAP measure)	37.3%	41.8%	-450 bps

The adjusting item for the three and nine months ended September 30, 2016 was a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on our EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter of 2016.

Ritchie Bros.	74

The following table presents our debt/adjusted EBITDA (non-GAAP measures) results as at and for the 12 months ended September 30, 2016 and 2015, as well as reconciles that metric to debt, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	As at and for the 12 months ended September 30,
					Change
	2016		2015		2016 over 2015
Short-term debt	$39.0		$9.7		302%
Long-term debt	101.6		100.6		1%
Debt	$140.6		$110.3		27%
Net income	$113.0		$123.2		(8%)
Add: depreciation and amortization expenses	41.2		43.0		(4%)
Less: interest income	(1.9)		(2.6)		(27%)
Add: interest expense	4.5		5.1		(12%)
Add: current income tax expense	39.4		48.4		(19%)
Less: deferred income tax recovery	(6.2)		(3.3)		88%
Pre-tax adjusting item:
Management reorganization	-		5.5		(100%)
Gain on sale of excess property	(8.4)		-		(100%)
Impairment loss	28.2		-		100%
Adjusted EBITDA	$209.8		$219.3		(4%)
Debt/net income	1.2	x	0.9	x	33%
Debt/adjusted EBITDA (non-GAAP measure)	0.7	x	0.5	x	40%

Adjusting items for the 12 months ended September 30, 2016 included a $7.3 million ($8.4 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter of 2015, and a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on our EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter of 2016.

The adjusting item for the 12 months ended September 30, 2015 was a $4.2 million ($5.5 million before tax, or $0.04 per diluted share) termination benefit expense related to the fourth quarter 2014 management reorganization.

Ritchie Bros.	75

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and adjusted dividend payout ratio (non-GAAP measure) results on a trailing 12-month basis, and reconciles those metrics to dividends paid to stockholders, net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	For the 12 months ended September 30,
			Change
	2016	2015	2016 over 2015
Dividends paid to stockholders	$69.5	$62.2	12%
Net income attributable to stockholders	$110.5	$121.1	(9%)
Pre-tax adjusting items:
Management reorganization	-	5.5	(100%)
Gain on sale of excess property	(8.4)	-	(100%)
Impairment loss	28.2	-	100%
Current income tax effect of adjusting items:
Management reorganization	-	(1.3)	100%
Gain on sale of excess property	1.1	-	100%
Deferred income tax effect of adjusting items:
Impairment loss	(1.8)	-	(100%)
Deferred tax adjusting items:
Tax loss utilization	(7.9)	-	(100%)
Adjusted net income attributable to stockholders (non-GAAP measure)	$121.8	$125.3	(3%)
Dividend payout ratio	62.9%	51.4%	1153 bps
Adjusted dividend payout ratio (non-GAAP measure)	57.1%	49.6%	750 bps

Adjusting items for the 12 months ended September 30, 2016 included a $7.3 million ($8.4 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, and a $7.9 million (or $0.07 per diluted share) tax saving generated by tax loss utilization, both recognized in the fourth quarter of 2015, as well as a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on our EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter of 2016.

The adjusting item for the 12 months ended September 30, 2015 was a $4.2 million ($5.5 million before tax, or $0.04 per diluted share) termination benefit expense related to the fourth quarter 2014 management reorganization.

Ritchie Bros.	76

The following table presents our OFCF (non-GAAP measure) results on a trailing 12-month basis, and reconciles that metric to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in our consolidated statements of cash flows:

(in U.S. $ millions)	For the 12 months ended September 30,
			Change
	2016	2015	2016 over 2015
Cash provided by operating activities	$201.4	$251.0	(20%)
Property, plant and equipment additions	22.0	19.6	12%
Intangible asset additions	16.6	7.5	121%
Proceeds on disposition of property plant and equipment	(15.2)	(5.5)	176%
Net capital spending	$23.4	$21.6	8%
OFCF (non-GAAP measure)	$178.0	$229.4	(22%)

The following table presents our ROIC (non-GAAP measure) results on a trailing 12-month basis, and reconciles that metric to net income attributable to stockholders, long-term debt, stockholders’ equity, and return on average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	For the 12 months ended September 30,
			Change
	2016	2015	2016 over 2015
Net income attributable to stockholders	$110.5	$121.1	(9%)
Pre-tax adjusting items:
Management reorganization	-	5.5	(100%)
Gain on sale of excess property	(8.4)	-	(100%)
Impairment loss	28.2	-	100%
Current income tax effect of adjusting items:
Management reorganization	-	(1.3)	100%
Gain on sale of excess property	1.1	-	100%
Deferred income tax effect of adjusting items:
Impairment loss	(1.8)	-	(100%)
Deferred tax adjusting item:
Tax loss utilization	(7.9)	-	(100%)
Adjusted net; income attributable to stockholders (non-GAAP measure)	$121.8	$125.3	(3%)
Opening long-term debt	100.6	113.9	(12%)
Ending long-term debt	101.6	100.6	1%
Average long-term debt	$101.1	$107.3	(6%)
Opening stockholders' equity	686.3	688.3	-
Ending stockholders' equity	689.6	686.3	-
Average stockholders' equity	$688.0	$687.3	-
Average invested capital	$789.1	$794.6	(1%)
Return on average invested capital	14.0%	15.2%	-124 bps
ROIC (non-GAAP measure)	15.4%	15.8%	-40 bps

Ritchie Bros.	77

Adjusting items for the 12 months ended September 30, 2016 included a $7.3 million ($8.4 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, and a $7.9 million (or $0.07 per diluted share) tax saving generated by tax loss utilization, both recognized in the fourth quarter of 2015, as well as a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on our EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter of 2016.

The adjusting item for the 12 months ended September 30, 2015 was a $4.2 million ($5.5 million before tax, or $0.04 per diluted share) termination benefit expense related to the fourth quarter 2014 management reorganization.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk during the nine months ended September 30, 2016 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at September 30, 2016. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	78

PART II

ITEM 1:	LEGAL PROCEEDINGS

The Company has no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and management does not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:	RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, before purchasing our common shares. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.

There were no material changes in risk factors during the nine months ended September 30, 2016, except as outlined below.

Significant costs have been incurred and are expected to be incurred in connection with the consummation of the Merger and the integration of IronPlanet with Ritchie Bros. into a combined company, including legal, accounting, financial advisory and other costs.

We expect to incur one-time costs in connection with integrating our operations, products and personnel with those of IronPlanet into a combined company, in addition to costs related directly to completing the Merger. We would expect similar costs to be incurred in connection with any future acquisition. These costs may include expenditures for:

•	reorganization or closures of facilities;

•	employee redeployment, relocation or severance; and

•	integration of operations and information systems.

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of IronPlanet. Additional unanticipated costs may yet be incurred as we integrate our business with IronPlanet. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with IronPlanet, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term.

We may not realize the anticipated benefits of, and synergies from, the Merger and may become responsible for certain liabilities and integration costs as a result.

Business acquisitions involve the integration of new businesses that have previously operated independently from us. The integration of our operations with those of IronPlanet is expected to result in financial and operational benefits, including certain tax and run-rate synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and other benefits. Integration may also be difficult, unpredictable and subject to delay because of possible company culture conflicts and different opinions on future business development. We may be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.

Ritchie Bros.	79

In addition, in connection with the Merger, we have assumed, and may assume in connection with future acquisitions, certain potential liabilities. To the extent such liabilities are not identified by us or to the extent indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business.

Integrating our business with IronPlanet’s may divert our management’s attention away from operations.

Successful integration of IronPlanet’s operations, products and personnel with ours may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could adversely affect our business, financial condition and operating results.

The Merger is subject to a number of conditions and may not be completed on the terms or timeline currently contemplated, or at all.

The completion of the Merger is subject to certain conditions, including, among other things: (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (b) receipt by Ritchie Bros. of a warrant holder consent agreement duly executed by each holder of IronPlanet warrants; (c) the Committee on Foreign Investment in the United States having provided written notice to the effect that review of the transactions contemplated by the Merger Agreement has been concluded and has terminated all action under Section 721 of the Defense Production Act of 1950, as amended; (d) absent termination of IronPlanet’s registrations or withdrawal of registrations under the International Traffic in Arms Regulations, the United States Department of State having concluded its review and not taken action to block or prevent the consummation of the Merger; (e) the applicable time periods for the perfection of appraisal rights under Section 262(d)(2) of the Delaware General Corporation Law having lapsed and, as of the closing date, the total number of dissenting shares not exceeding 5% of the issued and outstanding shares of IronPlanet common stock; (f) the absence of any law, order or other legal restraint or prohibition entered, enacted, promulgated, enforced or issued by any court or other governmental authority of competent jurisdiction, which prohibits consummation of the Merger; (g) the truth of the other party’s representations and warranties in the merger agreement, subject to certain materiality standards; and (h) no material adverse change (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement.

We cannot assure you that the Merger will be consummated on the terms or timeline currently contemplated, or at all. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied. The failure to meet all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause Ritchie Bros. not to realize some or all of the benefits that it expects to achieve if the Merger is successfully completed within its expected timeframe.

We will incur a substantial amount of debt to complete the Merger. This indebtedness could have a material adverse effect on our business and financial condition.

At September 30, 2016, we had total debt of $140.6 million. We have the ability under the Credit Agreement to incur substantial additional indebtedness in the future, and we plan to incur significant additional indebtedness in the event we complete the planned Merger with IronPlanet. We expect to incur up to $850.0 million of debt to complete the acquisition of IronPlanet. Our ability to make payments on our debt, fund our other liquidity needs and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. If our cash flows and capital resources are insufficient to fund debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness.

Ritchie Bros.	80

We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternatives may not allow us to meet our scheduled debt service obligations.

The degree to which we are currently leveraged and will be leveraged following the completion of the Merger could have important consequences for shareholders. For example, it could:

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends and other corporate purposes;

•	increase our vulnerability to general adverse economic or industry conditions;

•	expose us to the risk of increased interest rates for any borrowings at variable rates of interest;

•	limit our flexibility in planning for and reacting to changes in our industry; and

•	place us at a competitive disadvantage compared to businesses in our industry that have less debt.

Additionally, the Credit Agreement contains a number of covenants that impose operating and financial restrictions on Ritchie Bros. and may limit our ability to engage in acts that may be in our long-term best interests. The Credit Agreement contains customary restrictions and limitations on the ability of Ritchie Bros. and its subsidiaries to take certain actions, including incurring additional indebtedness, granting liens, making certain investments and making dividend payments or other distributions, in each case subject to customary carve-outs and exceptions. The Credit Agreement also includes a requirement that Ritchie Bros. maintain certain leverage and interest coverage ratios (each as defined in the Credit Agreement), in each case tested on a quarterly basis. Any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

In conjunction with the Merger, we will grant security interests in favor of our Credit Agreement lenders over a substantial portion of the assets of Ritchie Bros. and certain of our subsidiaries in Canada and the United States, which may have a material adverse effect on us.

To secure our obligations under the Credit Agreement, upon closing of the Merger, we will enter into certain security agreements under which we will grant security interests in favor of the lenders under our Credit Agreement over a substantial portion of the assets of Ritchie Bros. and certain of our subsidiaries in Canada and the United States. The obligations under the Credit Agreement will remain unsecured until the closing of the Merger, after which they will become secured. After the closing of the Merger, if we meet certain specified credit ratings or leverage ratio conditions, the obligations under the Credit Agreement will again become unsecured. An event of default under the Credit Agreement would also allow the lenders to accelerate their debt and terminate all commitments to extend further credit thereunder. If we were unable to repay amounts due and payable under the Credit Agreement, the lenders would have the right to proceed against the collateral securing the indebtedness. In any of these events, we may seek to refinance our indebtedness but be unable to do so on commercially reasonable terms. As a result, such event of default could result in the loss of our interests in the secured assets and have a material adverse effect on us, including by limiting our ability to conduct our business, to raise additional debt or equity financing and to compete effectively or take advantage of new business opportunities.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three months ended September 30, 2016.

Ritchie Bros.	81

ITEM 6:	EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
2.1*	Agreement and Plan of Merger, dated August 29, 2016, by and among the Company, Topaz Mergersub, Inc., IronPlanet, and Fortis Advisors LLC (as representative of the indemnifying securityholders thereunder) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on August 31, 2016)
10.1**	Strategic Alliance and Remarketing Agreement, entered into as of August 29, 2016, by and between the Company, IronPlanet, Inc. and Caterpillar, Inc.
10.2	Commitment Letter, dated August 29, 2016, from Goldman Sachs Bank USA
10.3	Amended and Restated Commitment Letter, dated September 16, 2016, from Goldman Sachs Bank USA and Royal Bank of Canada
10.4	Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company on November 4, 2016)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

Ritchie Bros.	82

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: November 9, 2016	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Dated: November 9, 2016	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	83