Form 10-K
period 2016-12-31
RITCHIE BROS AUCTIONEERS INC
filed 2017-02-21
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) was approximately $3,575,313,844. The number of common shares of the registrant outstanding as of February 17, 2017, was 106,822,475.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the registrant's fiscal year ended December 31, 2016, in connection with the registrant’s 2017 Annual and Special Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-K

For the year ended December 31, 2016

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K of Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we” or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. These statements are based on our current expectations and estimates about our business and markets, and include, among others, statements relating to:

•	our future strategy, objectives, targets, projections, performance, and key enablers;
•	our ability to drive shareholder value;
•	market opportunities;
•	our ability to attract bidders and sellers from different markets to our auctions;
•	our internet initiatives and the level of participation in our auctions by internet bidders, and the success of EquipmentOne and our other online marketplaces;
•	our ability to grow our core auction business, including our ability to increase our market share among traditional customer groups, including those in the used equipment market, and do more business with new customer groups in new sectors;
•	the impact of our initiatives, services, investments, and acquisitions on us and our customers;
•	the acquisition or disposition of properties;
•	our ability to integrate our acquisitions;
•	potential future mergers and acquisitions, including the planned merger of Ritchie Bros. and IronPlanet Holdings, Inc.;
•	ability for the planned merger of Ritchie Bros. and IronPlanet Holdings, Inc. to add multi-channel solutions for equipment sellers, add scale and sales volume to our core auction business, bolster the scope and offering of our business and increase our earnings and growth;
•	potential future strategic alliances, including the planned alliance between Ritchie Bros., IronPlanet, Inc., and Caterpillar Inc.
•	ability for the planned alliance among Ritchie Bros., IronPlanet, Inc., and Caterpillar Inc. to significantly strengthen our relationship with Caterpillar dealers;
•	our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our existing services and support additional value-added service offerings;
•	the supply trend of equipment in the market and the anticipated price environment for late model equipment, as well as the resulting effect on our business and Gross Auction Proceeds (“GAP”) (as defined under “Part I, Item 1: Business” of this Annual Report on Form 10-K);
•	the growth potential of Ritchie Bros. Financial Services, as well as expectations towards and significance of its service offerings and geographical expansion in the near future;
•	fluctuations in our quarterly revenues and operating performance resulting from the seasonality of our business;
•	our ability to implement new performance measurement metrics to gauge our effectiveness and progress;
•	our compliance with all laws, rules regulations and requirements that affect our business;
•	the relative percentage of GAP represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;
•	our Revenue Rates (as described under “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K), the sustainability of those rates, the impact of our commission rate and fee changes, and the seasonality of GAP and revenues;
•	our future capital expenditures and returns on those expenditures;

Ritchie Bros.	1

•	the proportion of our revenues, operating expenses, and operating income denominated in currencies other than the United States (“U.S.”) dollar or the effect of any currency exchange and interest rate fluctuations on our results of operations;
•	financing available to us, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and
•	our ability to satisfy our present operating requirements and fund future growth through existing working capital and credit facilities.

Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “period to period”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Our forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

While we have not described all potential risks related to our business and owning our common stock, the important factors listed under “Part I, Item 1A: Risk Factors” of this Annual Report on Form 10-K are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein and other relevant factors.

Ritchie Bros.	2

PART I

ITEM 1:	BUSINESS

Company Overview

We are one of the world’s largest industrial auctioneers and used equipment distributors, selling more than $4.3 billion of used equipment and other assets during 2016. Our expertise, global reach, market insight and trusted brand provide us with a unique position in the used equipment market. We primarily sell used equipment for our customers through live unreserved auctions at 45 auction sites worldwide, which are simulcast online to reach a global bidding audience. During 2013, we added to our sales channels by launching EquipmentOne, an online-only used equipment marketplace, in order to reach a broader customer base. These two complementary used equipment brand solutions provide different value propositions to equipment owners and allow us to meet the needs and preferences of a wide spectrum of equipment sellers. In the past two years, we have also added a private brokerage service (Ritchie Bros. Private Treaty) and an online listing service (Mascus).

Through our unreserved auctions, online marketplaces, and private brokerage services, we sell a broad range of used and unused equipment, including trucks and other assets. Construction and heavy machinery comprise the majority of the equipment sold through our multiple brand solutions. Customers selling equipment through our sales channels include end users (such as construction companies), equipment dealers, and other equipment owners (such as rental companies). Our customers participate in a variety of sectors, including heavy construction, transportation, agriculture, energy, and mining.

Our Gross Auction Proceeds1 (“GAP”) represents the total proceeds from all items sold at our auctions and online marketplaces. Our GAP was $4.3 billion for the year ended December 31, 2016, representing a 2% increase from 2015. Approximately half of what we sold during 2016, transacted online; through either online simulcast auction participation, or through EquipmentOne. In 2016, of the $4.3 billion of all items sold by us, $2.1 billion were sold to online buyers through these online solutions.

We operate worldwide with locations in more than 15 countries, including the United States, Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 1,700 full time employees worldwide.

Our corporate information

Our corporate headquarters are located near Vancouver, Canada: at 9500 Glenlyon Parkway, Burnaby, British Columbia, Canada V5J 0C6, and our telephone number is (778) 331-5500. We maintain a customer website at www.rbauction.com and an investor website at investor.ritchiebros.com. None of the information on our websites is incorporated into this Annual Report on Form 10-K by this or any other reference.

Ritchie Bros. Auctioneers Incorporated was amalgamated on December 12, 1997 under, and is governed by, the Canada Business Corporation Act. Our articles were amended on May 2, 2000 to permit our directors to set the number of directors on our Board of Directors (our “Board”) by resolution of the Board, subject to the limits set out in our articles, and to permit our directors to appoint one or more additional directors to our Board between shareholder meetings, provided that the total number of directors appointed does not exceed 1⁄3 of the number of directors elected at the previous annual general meeting. Our articles were further amended on April 19, 2004 to subdivide each of our common shares outstanding on May 4, 2004 into two common shares. On April 11, 2008 the shareholders approved a further amendment to our articles to subdivide each of our common shares outstanding on April 24, 2008 into three common shares.

1 GAP is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	3

Multi-channel sales solutions and complementary services

We offer a variety of sales solutions and complementary services that position us as one of the world’s largest industrial auctioneers and used equipment distributors.

Our multi-channel sales solutions allow sellers to choose the method of sale best for them, based on their specific needs and preferences for control over the sales process, efficiency and surety of sale, ability to select the buyer, and equipment transportation constraints. Our vision is to position appropriate solutions at each point of the seller journey, which is illustrated as follows, and connect them with quality buyers from a global marketplace:

Each of the channels offered through our multi-channel sales solutions reaches a different segment of customers.

Integrated on site/online auctions:

Ritchie Bros. Auctioneers

Our core business, Ritchie Bros. Auctioneers, operates unreserved auctions; meaning that auction items are sold during live on site auctions without a minimum or “reserve” price. Each asset is sold to the highest bidder on auction day, regardless of what their highest bid was. In unreserved auctions, we do not allow consignors or their agents to bid on or buy back or in any way influence the selling price of their own equipment. This type of auction ensures the sale of goods on the day of the auction at the global market price. Our adherence to the unreserved auction process is one of our founding principles and we believe one of our most significant competitive advantages.

GAP, the total value of assets sold through our auction and other sales channels, is driven by four primary influences:

•	Number of lots consigned: increasing the number of lots sold can bolster GAP.
•	Mix of categories of assets sold: The proportion of higher-valued items sold at each auction relative to smaller goods impacts the auction proceeds generated.
•	Pricing environment: A strong pricing environment will enhance market values of equipment sold at auctions.
•	Mix of equipment age: Newer equipment generally has a higher market value compared to older machinery.

Our bidders participate in our auctions in person, by proxy, or through real-time online bidding. Annual online participation in our auctions has increased steadily since that option was introduced in 2002. Some online bidders still visit our auction sites prior to the auction, in order to test and inspect the equipment being sold.

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

Revenues from our core auction business are comprised of seller commissions earned, where we act as an agent for consignors of equipment and other assets, as well as administrative fees and fees from value-added services.

Commissions: The majority of our commissions are earned as a pre-negotiated fixed rate of the gross selling price, while other commissions are earned through underwritten transactions:

o	Straight commission: Consignors contract to sell their equipment through one of our unreserved auctions. We earn a pre-determined percentage of the selling price as commission.
o	Underwritten commission: Our underwritten commissions consist of:

▪	Guaranteed contracts: Consignors are guaranteed a pre-determined amount for their equipment, regardless of the final selling price at the auction. A stepped commission fee is negotiated, accounting for the additional risk we assume.
▪	Inventory contracts: We may choose to purchase equipment outright, obtaining title of the piece to sell at an upcoming auction. Net revenues from the gain on inventory sales are booked as revenue.

Administrative fees and value-added services: We also charge equipment buyers an administrative fee for purchases made at our auctions. Further, we provide additional services to assist with the sale and purchase of equipment, including appraisal services, insurance services, refurbishment and logistics services which supplement revenue generation (see “Support businesses”).

Our commission and fee revenues, in thousands of U.S. dollars, over the last three years are as follows:

Year ended December 31,	2016	2015	2014
Commissions	$424,128	$405,308	$379,340
Fees	142,267	110,567	101,757
	$566,395	$515,875	$481,097

During 2016, Ritchie Bros. acquired Petrowsky Auctioneers and Kramer Auctions, both regional auction companies, to grow our customer reach in both the US Northeast region and the Canadian Agricultural sector. Auctions held by Petrowsky and Kramer are currently branded as such, though simulcast live on Ritchie Bros.’ retail website and considered part of Ritchie Bros. Auctioneers’ business segment.

Online marketplace

EquipmentOne

Ritchie Bros. launched EquipmentOne to cater to a complementary segment of the used equipment transaction market that prefers to retain control over the sales process, while potentially taking on more effort. Through EquipmentOne, equipment sellers are able to list their equipment on the online marketplace, receive and accept offers, and complete and settle their sale. This brand solution also effectively meets the needs of large fleet owners who want to transact when they want, and only if a certain price point is achieved.

Ritchie Bros.	5

EquipmentOne is a secure online marketplace that equipment sellers can navigate independently, while still leveraging our trusted brand and transaction processing. EquipmentOne facilitates the completion of sales through a settlement process managed by EquipmentOne that protects both the seller and the buyer. In February 2016, we expanded our EquipmentOne offering from the United States into Canada.

Opposite from our auction model, revenue from EquipmentOne is generated from a buyer’s premium and a smaller portion of revenue is generated from equipment, listing and transaction fees from sellers.

Online listing service

Mascus

Acquired by Ritchie Bros. in 2016, Mascus is an online equipment listing service for used heavy machinery and trucks, with a global presence and a leading market position in Europe. Mascus offers subscriptions to equipment dealers, brokers, exporters and equipment manufacturers to list equipment available for sale at a listed price. Through Mascus, we provide online advertising services, business tools and solutions to many of the world’s leading equipment dealerships and equipment manufacturers. Unlike other solutions provided by Ritchie Bros., Mascus does not transact sales (does not generate GAP), and instead earns revenue through listing fees for the equipment it lists on its site.

Brokerage channel for highly specialized assets

Ritchie Bros. Private Treaty

In 2015, Ritchie Bros. launched our private brokerage service, wherein we act as a private sales agent/broker, leveraging our global customer base and extensive heavy industry knowledge to conduct negotiated sales of specialized and high-value equipment items between buyers and sellers. Under this service offering, the seller sets the price and the completion timeline. To earn our commission from rendering private brokerage services, we manage the sales process in accordance with the seller’s terms, including marketing the equipment to a global audience and settling the sale. With over 50 years of experience, Ritchie Bros. has the connections and expertise to identify and target the most qualified buyers from around the world for sellers’ assets.

Support businesses

In addition to the multiple sales channels we offer customers, we also offer several support services to facilitate equipment transactions and auction services:

Ritchie Bros. Financial Services (“RBFS”)

RBFS originates loans for equipment buyers in the United States and Canada, including Ritchie Bros. auctions and other sales formats. This business acts as a loan originator via a brokerage model, matching loan applicants with appropriate financial lending institutions (we do not act as a lender or otherwise utilize our balance sheet for RBFS loans). The RBFS business generates revenue through both brokerage fees (the net present value of the spread between wholesale rates offered to us and the retail rates provided to customers) and administrative fees.

Xcira

In 2015, we purchased a 75% stake in Xcira, a leading online auction simulcast technology provider. Xcira had been a long-time supplier to Ritchie Bros., and the platform is an integral part of our auction services. Xcira also licenses its technology solutions and platforms to other (non-industrial) auction companies, such as Christies and Insurance Auto Auctions. Xcira’s revenue is generated through contracts for services with these and many other auction companies.

Equipment Refurbishment

Through Ritchie Bros.’ network of refurbishment facilities, located at most permanent auction sites, equipment sellers and buyers can choose to have equipment repaired and/or repainted. This work is conducted by third party suppliers contracted by Ritchie Bros., to facilitate better marketability of equipment being sold, and to refurbish used equipment purchased at our auctions. Ritchie Bros. charges a fee to conduct these services.

Ritchie Bros.	6

Ritchie Bros. Logistical Services (“RBLS”)

Currently only piloted in Europe, RBLS offers end-to-end transportation and customs clearance solutions for equipment sellers and buyers with shipping needs. Ritchie Bros. oversees the transport process, through the use of selected shipping service providers, to ease the transportation and logistical needs of customers during the equipment sales and purchase process.

History and development of our business

Ritchie Bros. was founded in 1958 in Kelowna, British Columbia, Canada. We held our first major industrial auction in 1963, selling over $600,000 worth of construction equipment in Radium, British Columbia. While our early auction sales were held primarily in Western Canada, Ritchie Bros. expanded eastward in Canada through the 1960s.

By 1970, we had established operations in the United States and held our first American sale in Beaverton, Oregon. Throughout the 1970s and 1980s, we held auctions in additional locations across Canada and an increasing number of U.S. states. In 1987, we held our first European auctions in Liverpool, United Kingdom and Rotterdam, The Netherlands. Our first Australian auction was held in 1990, and this was followed by expansion into Asia, with subsequent sales in Japan, the Philippines, Hong Kong, Thailand and Singapore. We held our first Mexican auction in 1995 and our first auction in the Middle East in Dubai, United Arab Emirates, in 1997.

In 1994, we introduced our prototype auction facility, opening new permanent auction sites in Fort Worth, Texas and Olympia, Washington that represented significant improvements over the facilities being used at the time by other industrial equipment auctioneers. We have since constructed similar facilities in various locations in Canada, the United States, Mexico, Europe, Australia, Asia and the Middle East. We have 45 permanent and regional auction sites at the date of this Annual Report on Form 10-K.

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

On February 19, 2016, we acquired 100% of the equity interests in Mascus International Holding B.V. (“Mascus”). Mascus is an Amsterdam-based company that operates a global online listing service to advertise equipment and other assets for sale. Unlike other sales channels offered by Ritchie Bros., Mascus does not currently transact through its website. Sales facilitated through Mascus are conducted directly between the seller and buyer.

On July 12, 2016, Ritchie Bros. acquired the minority interest of Ritchie Bros. Financial Services – providing Ritchie Bros. with full ownership of this growing business. RBFS provides loans to equipment purchasers, as a brokerage business, through several bank relationships. RBFS does not leverage Ritchie Bros. balance sheet for the loans it originates.

On August 2, 2016, Ritchie Bros. acquired Petrowsky Auctioneers – a leading regional industrial auctioneer in the U.S. Northeast. Similar to Ritchie Bros. Auctioneers, Petrowsky Auctioneers offers live on site and simulcast live online auctions.

Ritchie Bros.	7

On August 29, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Ritchie Bros. agreed to acquire a 100% interest in IronPlanet Holdings, Inc. (“IronPlanet”). IronPlanet is a leading online industrial auctioneer and marketplace, with several complementary brands and solutions catering to the needs of equipment owners. The acquisition of IronPlanet (the “Acquisition” or “Merger”) is currently under regulatory review in the United States. We expect that the U.S. Department of Justice (“DoJ”) will complete its review of the transaction by the end of the second quarter of 2017. While the closing of the transaction is subject to the DoJ review and customary closing conditions, assuming approval is provided at that time, we believe the acquisition will likely close shortly thereafter (see “Acquisition of IronPlanet”).

On August 29, 2016, we entered into a Strategic Alliance and Remarketing Agreement (the “Alliance”) with IronPlanet, Inc. (“IronPlanet subsidiary”) and Caterpillar Inc. (“Caterpillar”). The Alliance is subject to, contingent upon, and will not be effective until consummation of the IronPlanet acquisition.

On November 15, 2016, we acquired substantially all of the assets of Kramer Auctions Ltd. And Kramer Auctions — Real Estate Division Inc. (together, ‘‘Kramer’’), a Canadian agricultural auction company with strong customer relationships in central Canada. Operating for more than 65 years, Kramer operates in Saskatchewan, Alberta and Manitoba as a premier agricultural auctioneer, offering both on-the-farm and on site live auctions for customers selling equipment, livestock and real-estate in the agricultural sector.

Acquisition of IronPlanet

On August 29, 2016, Ritchie Bros. entered into an agreement to acquire IronPlanet Holdings, Inc. and its subsidiaries (the ‘‘Acquisition’’ or the “Merger”). IronPlanet is a leading online marketplace for selling and buying used equipment and other assets in the United States and internationally. IronPlanet operates online equipment sales platforms under a number of brands, including: IronPlanet, Cat Auction Services, Kruse Energy, GovPlanet and TruckPlanet.

Over the last several years, Ritchie Bros. has undertaken a meaningful strategic transformation, through both organic and acquisitive growth initiatives, to broaden our service offerings and the value propositions we provide to different segments of the used equipment transaction market. Our stated M&A objectives were:

(1) adding multi-channel solutions for equipment sellers;

(2) adding scale and sales volume to our core auction business; and

(3) securing a ‘‘needle-moving’’ transaction that could significantly bolster the scope and offering of our business.

We believe the IronPlanet Acquisition will accelerate this strategy and meet these objectives. Specifically, this Acquisition represents a ‘‘needle-moving’’ transaction and presents a unique opportunity for us to strengthen our multi-channel platform and equipment disposition solutions. It will also allow us to better serve customers globally by enabling customers with varying preferences to choose from a variety of channels and formats to meet their varying needs and preferences. We believe this Acquisition will provide us with increased earnings and growth through:

•	the global expansion of IronPlanet’s unique online brand solutions;
•	the Cat Auction Services brand combined with the Caterpillar Agreement (see below)
•	IronPlanet’s brand offering of multiple formats, including weekly online unreserved auctions, online reserved marketplace formats and buy-it-now formats — which appeal to a different set of sellers and buyers than our core business;
•	the ability to appeal to equipment sellers who do not want to move their equipment to an auction site, and the ability to provide additional comfort to online equipment buyers through the IronClad Assurance buyer protection program;
•	increased access to sectors Ritchie Bros. has not traditionally targeted, such as government surplus and energy; and,
•	our ability to expand our financial services business (RBFS) to a broader customer base.

Ritchie Bros.	8

Related to the acquisition of IronPlanet, Ritchie Bros. has entered into an agreement with Caterpillar Inc., contingent on the acquisition closing, to become Caterpillar’s preferred used equipment auction vendor. The Caterpillar Agreement provides that upon consummation of the Acquisition, Caterpillar will designate us as a ‘‘preferred’’ but nonexclusive provider for online and on site auctions and marketplaces (including those of IronPlanet) in the countries where we do business in exchange for preferred rates and access to certain data and information.

The Used Equipment Market Opportunity

Ritchie Bros. is one of the world’s largest industrial auctioneers and used equipment distributors. Our scale is a competitive advantage, as we reach a vast audience of targeted equipment bidders and buyers. As we sell large volumes of used equipment, we attract more interested buyers. This in turn attracts more equipment sellers. This cycle continues to bolster our growth, which is demonstrated by our long history of expansion.

We recently updated our estimate of the annual global used equipment market, through a review of the construction, transportation and agricultural used equipment markets. Based on this review, we believe the global used equipment market is valued at more than $300 billion. The market is highly fragmented and fluid between sales channels; however, we believe our multi-channel sales solutions can meet a broad range of customer preferences and needs. We compete with other sellers of used equipment on the basis of breadth, brand reputation, security, and global reach of our services, as well as in the variety of contracts and methods and channels of selling equipment.

The volume of used equipment transactions is affected by the ongoing production of new equipment and trucks, the demand for equipment, the rate of equipment utilization and the motivations of equipment owners to realign and replace their fleets. Our goal is to capture a greater proportion of the transactions through our multi-channel strategy. Most of our businesses generate revenue based on a percent of the selling price of goods sold through our sales channels. As such, influences on used equipment pricing can affect corporate performance. Factors such as regional or global economic and construction activity, the supply of good quality used equipment, availability of low-cost financing and changes to regional regulations can affect the demand for, and therefore price of, equipment sold through our auctions and our online marketplace.

Competitive Advantages

Our key strengths provide distinct competitive advantages and have enabled us to achieve significant and profitable growth over the long term. Our GAP has grown at a compound annual growth rate of 9.45% over the last 25 years, as illustrated below.

Ritchie Bros.	9

Global platform

Our business is a leader of equipment disposition services, with global reach, including 45 auction sites in more than 15 countries, including the United States, Canada, Australia, the United Arab Emirates, and the Netherlands. Our global presence ensures we generate global market pricing for our equipment sellers, as we reach international buyers and equipment demand, helping to deliver strong price realization through our sales channels. This global reach provides us and our selling customers with the ability to transcend local market conditions.

In our core auction business, Ritchie Bros. Auctioneers, we believe our network of auction sites has allowed us to achieve economies of scale by holding more frequent and larger auctions at our existing facilities, thereby taking advantage of our considerable operating capacity without incurring significant incremental costs. In addition, many of our auction sites are equipped with state-of-the-art painting and refurbishing facilities which, together with purpose-built auction theatres and equipment display yards, allow us to deliver a uniquely high level of service to our customers. Our secure yards enable our bidders to inspect, test and compare assets available for sale at our auctions, and give them confidence that the assets on which they are bidding exist and will be in the same condition when they pick them up as they were when they purchased them.

An industry leader in a highly fragmented market

We believe there is a global market opportunity in excess of $300 billion per year, including an opportunity in the United States of over $50 billion per year. While our business is a global market leader for the sale of used equipment, Ritchie Bros. currently has only 1.4% of the estimated global used equipment market, based on GAP during 2016. The United States represents a key area for growth with positive industrial tailwinds around infrastructure and construction.

Multi-channel product offering

Our multi-channel sales solutions provide a wide range of brand solutions for used industrial equipment, which appeal to a variety of personal preferences for sellers and buyers. We continue to build on our strong brand equity and loyal customer base by providing many value-added services to equipment sellers and buyers, including financing and leasing solutions, appraisal services, insurance services, refurbishment and logistics services. We continue to look for even more ways to support the equipment industry and serve the various needs of equipment owners.

Ritchie Bros.	10

Technological capability

Ritchie Bros. continues to use and develop leading auction and marketplace technology, which has facilitated approximately half of our GAP through online sales during 2016. During the year, we developed and deployed our first mobile bidding app for smartphones and tablets, invested in the development of next-generation auction bidding platforms through Xcira, and enhanced Wi-Fi access at many of our auction sites.

Diverse sector coverage

Our sales solutions cater to the needs of end users, dealers and other equipment sellers across a variety of sectors, such as construction, transportation, agriculture, energy and mining. This diversity of sectors mitigates sector-specific exposure, and enables the sale of equipment with cross-sector applications regardless of sector-specific cyclicality.

Experienced management team

Our experienced management team continues to capitalize on the strength of our core on site auction offering, while expanding our online offering through multiple acquisitions to better serve our existing customers and to attract new customers. Ritchie Bros. executives have served as officers of a number of well-known global public companies, and have developed a deep understanding of the used equipment market and customer base.

Data and sector intelligence

Ritchie Bros. transacted more than 430,000 assets through its sales channels in 2016, had more than 660,000 people register to bid, and had more than 910,000 average monthly users of www.rbauction.com in 2016. The volume of transactions and customer interactions we have provide us with a unique, proprietary database of information. This information provides us with some of the world’s best information to identify market trends and estimate used equipment values.

These competitive advantages have enabled us to hold successful auctions that are appealing to both buyers and consignors, as evidenced by the growth in the number of buyers and consignors participating in our auctions, set out in the graph below, and the resulting growth in our GAP over the last decade.

Industrial Auction Metrics: 2006 – 2016

Ritchie Bros.	11

We believe that this momentum, together with our reputation, size and financial resources, gives our customers confidence in our auction services, which should contribute to our growth over the long term.

Digital Capabilities

An increasing portion of sales transactions through Ritchie Bros.’ solutions are conducted online, as illustrated in the graph below. As such, digital technologies and capabilities have become an increasing important component of our strategy and service offering.

Internet services

Online bidding at live auctions

We believe that our extensive internet presence and the tools available on our website are valuable to buyers and sellers of equipment and represent a distinct competitive advantage for Ritchie Bros. Our online bidding service, provided by Xcira, a business under the Ritchie Bros. family of companies, has enhanced our ability to transcend local market conditions and offer international scope to equipment buyers and sellers at our auctions. It has also increased the number of bidders participating in our auctions, which we believe has led to higher selling prices.

Through the use of Xcira’s online bidding technology, we launched our internet bidding service in 2002. Internet bidders and buyers at our auctions have continued to trend higher on an annual basis since 2002, with just over half of our core auction GAP in 2016 generated from online transactions. In 2016, we sold over $1.9 billion of equipment to users of this core auction service. In 2016, customers bidding in our live industrial auctions over the internet accounted for 66% of total industrial auction registrations. Our internet bidding service gives our auction customers the choice of how they want to do business with us and access to both live and online auction participation. Our online bidding technology is available in nine languages.

Ritchie Bros.	12

The average number of registered bidders, both online and on-site, participating in our industrial auctions has increased 118% to 2,356 registered bidders in 2016 from 1,080 bidders in 2001, prior to the implementation our internet bidding service.

Online sales through a secure and trusted marketplace

In 2013, we launched our online equipment marketplace, EquipmentOne (www.equipmentone.com), which provides equipment sellers with control over the selling price and the sales process. EquipmentOne appeals to equipment sellers who want to manage the process, decide if and when to sell, and negotiate a selling price. This optionality appeals to companies and equipment owners who would prefer to sell only under certain conditions. During 2016, $148.0 million of online transactions were completed on EquipmentOne.

Search engine optimization

In 2010 we launched our new 22-language Ritchie Bros. website, with enhanced features such as high quality zoomable photos, watch lists and other valuable features. The website (www.rbauction.com) now enables customers to interact with us more easily, as well as search for and purchase the equipment they need, and we believe it is a powerful tool for attracting new non-English speaking customers.

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

Strategy

Over the past several years our strategy has continued to evolve. At the beginning of 2015 we formalized a new strategy, that outlines the following objectives, strategic pillars and key enablers:

Ritchie Bros.	13

Ritchie Bros.

STRATEGIC ROAD MAP*

to anticipate & satisfy evolving customer needs, build employee engagement & drive shareholder value

OUR KEY OUTCOMES

Restore revenue & earnings growth, drive cash flow, improve returns

OUR STRATEGIC PILLARS

1 Grow
revenue & earnings

Mergers & acquisitions
Tuck-ins & bolt-ons
Scale enhancers & needle movers
Accretive in relatively short time frame

Geographies
Drive depth vs breadth
Strong focus on US & Canada growth
Emphasize Australia & Germany
Optimize Europe
Develop Latin America & Middle East
Position China for long term

Sectors
Strong focus on construction
Grow transportation & agriculture
Persue oil & gas & mining opportunistically

Services
Scale RBFS especially in the US
Roll out logistics to all of Europe

Channels
Drive multi channel & strengthen digital capabilities
Scale EquipmentOne

Segments
Accelerate Strategic Accounts
Grow Private Treaty

Underwritten Contracts
Utilize aggressively in the US, Canada, Australia & southern Europe

2 Drive
efficiencies & effectiveness

Sales Productivity
Territory management & coverage based on market potential
Consistent go to market processes
Improve selection, onboarding & training of new hires
Reduce Territory Manager Turnover

Processes & Systems
Modernize legacy systems
Focus on Customer Relationship Management (CRM)
Enable scaling business & leveraging multichannel
Focus on revenue driving apps

Org Structure & selling, general & administrative expense
Regional org structure with profit & loss (P&L) statement & balance sheet accountability
Target operating expense growth significantly lower than revenue growth

Performance Metrics
Profit & loss statement (P&L) & balance sheet scorecard
Operational metrics
Accountability at all levels

Incentive Compensation
Performance based & tied to profit & loss (P&L)/balance sheet measures

3 Optimize
balance sheet

Cash Flow
Build on Cash is King initiative & increase cash provided by operating activities
Contain capital expenditures for property, plant & equipment & intangible asset additions

Organic Capital Spends
Target net capital spend <10% revenue
Control spending on new sites
Focus on IT systems & site maintenance

Capital Structure
Return cash via ongoing dividends
Address option dilution though share repurchase
Invest in growth-driven M&A

Existing site returns
High, medium & low site return league table
Initiatives to improve medium & low site returns
Dispose of excess assets

KEY ENABLERS

Disciplined execution | Analytical DNA | Accountability culture | Learning organization | Rewards & recognition
Talent development | Diversity to drive innovation | External focus | Safety

* This is the road map for Ritchie Bros. as a stand alone company only (i.e. before combining with IronPlanet)

Ritchie Bros.	14

There are three main drivers to our strategy and roadmap to generate shareholder value:

GROW Revenue and Earnings

We are committed to pursuing growth initiatives that will further enhance our sector reach, drive geographic depth, meet a broader set of customer needs, and add scale to our operations. EquipmentOne is a key part of a full-service offering to provide our customers with a menu of options that cater to their needs at different points of their asset disposition journey. The strategy of offering EquipmentOne and other sales channels alongside our core auction service is a key step in developing a truly multi-channel offering to our market. The addition of Ritchie Bros. Private Treaty and Mascus (our listing service), as well as the acquisition of the minority interest in Ritchie Bros. Financial Services, will also contribute to revenue and earnings growth for the Company. We will also continue to focus on accelerating our strategic accounts growth and improving the overall performance and use of our underwritten contracts.

DRIVE Efficiencies and Effectiveness

We plan to take advantage of opportunities to improve the overall effectiveness of our organization by enhancing sales productivity, modernizing and integrating our legacy IT systems and optimizing business processes. We are also implementing formal performance measurement metrics to gauge our effectiveness and progress, and will better align our executive compensation plans with our new strategy and key targets. We also continue to evaluate ways to most effectively structure our organization to enhance the agility of our business, and speed up our decision making processes, to better serve our customers.

OPTIMIZE our Balance Sheet

Our business model provides us with the ability to generate strong cash flows. Cash flow represents our ability to convert revenue into cash, and provides a meaningful indication of the strength of our business. We will focus not only on profit growth but also further enhancing cash flow, reviewing contract structures and auction site returns to improve the cash flow and asset returns of our core auction segment. During 2016 we also adjusted our capital structure, taking on more debt (through a new syndicated credit facility and issuance of senior unsecured notes) to improve our average cost of capital, and continued to be prudent with our organic capital expenditures.

The announced acquisition of IronPlanet is considered a transformational transaction, and one that will increase both the scale and scope of our Company. The enhanced scale of our combined business is expected to drive further operating leverage from our unique business model, and provide new opportunities to operate more efficiently by utilizing a more digital service offering.

Segmented Information

Segmented information is disclosed in the consolidated financial statements and the notes thereto included in “Part II, Item 8: Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K.

Operations

Transaction volume and Gross Auction Proceeds

Equipment sales are transacted through our core auction business, Ritchie Bros. Auctioneers, and our online marketplace, EquipmentOne. During 2016, $4.2 billion, or 97% of total GAP, was generated through Ritchie Bros. Auctioneers, while $148.0 million, or 3% of total GAP was sold through EquipmentOne.

Ritchie Bros. Auctioneers

In 2016, approximately 87% of our GAP was attributable to auctions held on one of our 45 permanent auction sites and regional auction sites, compared to 85% in 2015. Please see further discussion below under “Part II, Item 2: Properties – international network of auction sites” for a discussion of our properties. In 2016, 10% of our GAP came from “off-site” auctions, compared to 12% in 2015 and 2014. Off-site auctions are typically held on rented or consignor-owned land. The decision as to whether to hold a particular auction at one of our sites instead of at an off-site location is influenced by the nature, amount and location of the equipment to be sold. The majority of our agricultural auctions are held at off-site locations, usually on the consignor’s farm.

Ritchie Bros.	15

During 2016, the Company acquired Petrowsky Auctioneers and Kramer Auctions. Transactions from both Petrowsky and Kramer branded auctions are now allocated to GAP reported for Ritchie Bros. Auctioneers. Equipment transactions and revenue generated through Ritchie Bros. Private Treaty are also allocated to our Core Auction reportable segment.

EquipmentOne

GAP generated through EquipmentOne, also referred to as Gross Transaction Value (“GTV”) represents total proceeds from all items sold at our online marketplaces, as well as a buyers’ premium component applicable only to our online marketplace transactions.

Seasonality

Our Core Auction reportable segment GAP and associated revenues are affected by the seasonal nature of our business. Core auction GAP and revenues tend to increase during the second and fourth calendar quarters, during which time we generally conduct more business than in the first and third calendar quarters. Given the operating leverage inherent in our business model, the second and fourth quarter also tend to produce higher operating margins, given the higher volume and revenue generated in those quarters.

Some of the key elements of our auction and marketplace process include:

Attracting bidders

We believe our proprietary customer database, which contains over 610,900 customer names from approximately 190 countries, significantly enhances our ability to market our auctions effectively. We typically send tens of thousands of digital and print direct marketing materials to strategically selected customers from our database as part of our comprehensive auction marketing service. We also conduct targeted regional and industry-specific advertising and marketing campaigns and use social media to generate awareness. In addition, we present information about the majority of the consigned equipment at upcoming auctions on our website so that potential bidders can review equipment descriptions and view photographs of many of the items to be sold. We had over 549,000 bidder registrations at our industrial auctions in 2016.

Attracting equipment

We solicit equipment consignments ranging from single pieces of equipment consigned by local owner-operators to large equipment fleets offered by multi-national consortiums upon the completion of major construction projects.

For larger consignments, our service typically begins with an equipment appraisal that gives the prospective consignor a credible estimate of the value of the appraised equipment. We believe that consignors choose to sell their equipment through Ritchie Bros. sales solutions as we reach an exceptionally large audience of qualified equipment buyers, which helps equipment sellers realize higher sales prices.

Our willingness to take consignment of a customer’s full equipment fleet, including ancillary assets such as inventories, parts, tools, attachments and construction materials, rather than only accepting selected items, is another valuable service that we offer to consignors that sets us apart from most of our competitors.

Attractive contract options

We offer consignors several contract options to meet their individual needs and sale objectives. Through our auction offerings, options include a straight commission contract, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate, as well as alternate arrangements including guarantee contracts (where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level) or inventory contracts (where we purchase the equipment temporarily for resale). We refer to guarantee and inventory contracts as underwritten contracts, which accounted for approximately 25% of our GAP in 2016, compared to 29% in 2015 and 31% in 2014.

Ritchie Bros.	16

In order to assist customers with their equipment transactions and to build our business and position ourselves in the marketplace, in a minority of cases, we will strategically present proposals to customers that include underwritten contracts. In making the decision to strategically use an underwritten proposal, we consider a multitude of factors, including, the size and the mix of the equipment in the proposal, the condition of the equipment, the timing of the contract in relation to a particular auction and its impact on attracting additional consignments, the competitive environment, the used equipment pricing environment and our relationship with the customer. We have a rigorous approach to appraising and evaluating the items included in a potential underwritten deal and have a well-developed, strict internal approval process for entering into underwritten contracts.

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

Equipment sellers with larger packages of equipment will also often be provided with a proposal to sell their assets across multiple Ritchie Bros. sales channels – including EquipmentOne and Ritchie Bros. Private Treaty. Our proposals are structured to provide sellers with the best possible outcome, given their specific and unique needs and preferences.

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

Online bidding and equipment marketplace purchase metrics

We continue to see an increase in the use and popularity of both our online bidding system and our online equipment marketplace. During 2016, we attracted record online bidder registrations and sold approximately $2.1 billion of equipment, trucks and other assets to online auction bidders and EquipmentOne customers. This represents an 8% increase over the $1.9 billion of assets sold online in 2015, and an annual online sales record.

Competition

The global used industrial equipment market is highly fragmented and often fluid between sales channels. We compete for potential purchasers and sellers of industrial equipment with other companies, including non-auction competitors such as equipment manufacturers, distributors and dealers, used equipment brokers, equipment rental companies, and other online marketplaces. We also compete with private sales – often securing new business from equipment owners who had previously tried selling their equipment privately.

Ritchie Bros.	17

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

We are committed to contributing to the protection of the natural environment by preventing and reducing adverse impacts of our operations. As part of our commitment, we aim to:

•	empower our employees to identify and address environmental issues;
•	consider environmental impacts as part of all business decisions;
•	conduct business in compliance with applicable regulations and legislation, and where appropriate, adopt the most stringent standards as our global benchmark;
•	use resources wisely and efficiently to minimize our environmental impact;
•	communicate transparently with our shareholders about environmental matters;
•	conduct ongoing assessments to ensure compliance and good stewardship; and
•	hold management accountable for providing leadership on environmental matters, achieving targets, and providing education to employees.

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

Ritchie Bros.	18

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

Geographical Information

Geographical information about our revenues is disclosed in “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, under the subsection “Results of Operations”.

The distribution of our long-lived assets according to the country in which they are located, is as follows:

		Outside of	United
	Canada	Canada	States	Europe	Other
Long-lived assets distribution
December 31, 2016	21%	79%	55%	14%	10%
December 31, 2015	20%	80%	55%	15%	10%
December 31, 2014	22%	78%	52%	16%	10%

Ritchie Bros.	19

ITEM 1A:	RISK FACTORS

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

One of our founding principles is that our core auctions are fair and transparent and we believe this is one of our most significant competitive advantages. Closely related to this is our reputation for fairness and honesty in our dealings with our customers.

Our ability to continue to develop our brand strength, attract new customers and continue to do business with existing customers could be harmed if our reputation for fairness, transparency and integrity was damaged. If we are unable to maintain our reputation, we could lose business and our financial condition and results of operations could be adversely affected.

The IronPlanet Merger is subject to conditions and may not be completed or may not be completed as described.

Although we believe that the Merger will be completed as described herein, there can be no assurances that this will be the case. The consummation of the Merger pursuant to the Merger Agreement is subject to the terms and conditions set out therein, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of a material adverse change with respect to IronPlanet since the date of the Merger Agreement, as described in the Merger Agreement; and (iii) the United States Committee on Foreign Investment in the United States having provided a written notice to the effect that review of the transactions contemplated by the Merger Agreement has been concluded and has terminated all action under the Section 721 of the Defense Production Act of 1950, as amended. The Merger will not be consummated until such clearances are received and such conditions are satisfied, which may take several months or longer. Furthermore, there can be no assurance that such clearances are received and such conditions are satisfied. Alternatively, the relevant antitrust authorities may authorize clearance of the Merger but demand that we implement certain remedies, such as undertakings or divestitures as a condition to close the Merger. Any such remedies would likely make the Merger less attractive and limit the size of the business we acquire and our ability to deliver the anticipated synergies and other benefits. We cannot assure you that we will be permitted to undertake the Merger in a timely fashion, without remedies, or at all.

If the Merger is not consummated on or before October 31, 2017 or the Merger Agreement is terminated prior to such date, we will be required to redeem all of the outstanding Notes at a redemption price equal to 100% of the original offering price of the Notes, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption. Moreover, the Merger is expected to be consummated in accordance with the terms of the Merger Agreement, and the Merger Agreement may be modified, amended and waived at any time by the parties thereto, without the consent of the holders of the Notes. Furthermore, modifications and amendments made to the Merger Agreement may make the Merger less attractive. The redemption of the outstanding Notes, and/or any amendment made to the Merger Agreement may adversely affect our business, financial condition, and results of operations.

Ritchie Bros.	20

We could experience delays or impediments to executing our acquisition strategy and expanding our business due to antitrust laws.

The Merger is, and other proposed business acquisitions and dispositions may be, subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as potentially the obtaining of certain other antitrust clearances. The relevant regulatory and antitrust authorities focus on the effects on competition, including the structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory and antitrust authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity.

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

Business acquisitions involve the integration of new businesses that have previously operated independently from us. The integration of our operations with those of IronPlanet is expected to result in financial and operational benefits, as well as operating synergies we expect to capture through corporate expense reduction including elimination of duplicate corporate administrative costs, auction site rationalization as a result of a larger digital footprint, and integration of operations and systems. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on future business development. We may be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.

Even if we are able to successfully integrate the operations of Ritchie Bros. and IronPlanet, we may not realize the full benefits that we anticipate. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the benefits from the Merger may be offset by costs incurred in integrating Ritchie Bros. and IronPlanet, increases in other expenses, operating losses or problems in the business unrelated to the Merger. As a result, there can be no assurance that such synergies or other benefits will be achieved.

In addition, in connection with the Merger, we have assumed, and may assume in connection with future acquisitions, certain potential liabilities. To the extent such liabilities are not identified by us or to the extent indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business.

Ritchie Bros.	21

Additionally, we entered into the Caterpillar Agreement under which Caterpillar will designate us, upon consummation of the Merger, as a “preferred” but nonexclusive provider for online and on site auctions and marketplaces (including, those of IronPlanet) in the countries where we do business in exchange for preferred rates and access to certain data and information. If the Merger has not been consummated by June 29, 2017, subject to an extension to September 29, 2017 to satisfy certain conditions related to regulatory clearances, or the Merger is approved by any regulatory authority on the condition that Ritchie Bros. make any changes to its business (structure, process or otherwise), the Caterpillar Agreement will become null and void. If the Caterpillar Agreement becomes null and void, or is otherwise modified, it could adversely affect our anticipated benefits from the Merger.

Integrating our business with IronPlanet may divert our management’s attention away from operations.

Successful integration of IronPlanet’s operations, products and personnel with ours may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could adversely affect our business, financial condition and operating results.

IronPlanet identified material weaknesses in its internal control over financial reporting.

IronPlanet and its independent auditor identified material weaknesses in IronPlanet’s internal control over financial reporting for the years ended December 31, 2014 and 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of financial statements will not be prevented or detected on a timely basis. Specifically, IronPlanet had a lack of resources to enable effective review over complex accounting areas and non-routine transactions in accordance with GAAP, and it did not perform effective reconciliations over certain accounts related to seller transactions.

IronPlanet has taken numerous steps to strengthen its internal controls, including hiring additional financial reporting personnel with technical accounting and financial reporting experience and enhancing its internal review procedures during the financial statement close process. The actions that they have taken are subject to ongoing management review as well as audit committee oversight. IronPlanet plans to complete the remediation process as quickly as possible. However, upon consummation of the Merger, we may conclude that these remedial measures were insufficient, or we may identify additional material weaknesses or significant deficiencies in IronPlanet’s internal control over financial reporting, which, in either case, may result in IronPlanet’s or our business and financial condition being adversely impacted.

We are incurring substantial indebtedness in connection with the Merger, and the degree to which we will be leveraged following the completion of the Merger may materially and adversely affect our business, financial condition and results of operations.

We are incurring substantial indebtedness in connection with the Merger. As of December 31, 2016, we have $619.6 million of total debt outstanding, consisting of $123.8 million under a new five-year credit agreement (the “Credit Agreement”) with a syndicate of lenders entered into on October 27, 2016 (the “New Facilities”), and $500.0 million aggregate principal amount of 5.375% senior unsecured notes issued December 21, 2016 (the “Notes”), partially reduced by $4.2 million of unamortized debt issue costs, as well as $863.6 million of availability under the New Facilities.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred pursuant to the Merger as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take certain actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry, including both the live and online auction industry, could be impaired.

Ritchie Bros.	22

The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.

In addition, our substantial leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our substantial leverage could also impede our ability to withstand downturns in our industry or the economy in general.

We may incur substantial additional indebtedness in the future. The terms of the Credit Agreement and the indenture governing the Notes will limit, but not prohibit, us from incurring additional indebtedness. If we incur any additional indebtedness that has the same priority as the Notes and the guarantees thereof, the holders of that indebtedness will be entitled to share rateably with the holders of the Notes and the guarantees thereof in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. Subject to restrictions in the Credit Agreement and the indenture governing the Notes, we also will have the ability to incur additional secured indebtedness that would be effectively senior to the Notes offered hereby, to the extent of the value of the assets securing such obligations. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments will have restrictive covenants that could limit our financial flexibility.

The terms of the Credit Agreement, as well as the indenture governing the Notes, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our New Facilities is subject to compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant.

The Credit Agreement includes other restrictions that limit our ability in certain circumstances to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indenture governing the Notes contains covenants that limit our ability in certain circumstances to:

•	incur additional indebtedness (including guarantees thereof);
•	incur or create liens on their assets securing indebtedness;
•	make certain restricted payments;
•	make certain investments;
•	dispose of certain assets;
•	allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;
•	engage in certain transactions with affiliates; and
•	consolidate, amalgamate or merge with or into other companies.

Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of substantially all of our funded debt. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

Competition in our core markets could result in reductions in our future revenues and profitability.

The global used equipment market, including the auction segment of that market, is highly fragmented. We compete for potential purchasers and sellers of equipment with other auction companies and with non-auction competitors such as equipment manufacturers, distributors and dealers, equipment rental companies, and other online marketplaces. When sourcing equipment to sell at our auctions or other marketplaces, we compete with other on site and online auction companies, Original Equipment Manufacturer (“OEM”) and independent dealers, equipment brokers, other third parties, and equipment owners that have traditionally disposed of equipment in private sales.

Ritchie Bros.	23

Some of our competitors have significantly greater financial and marketing resources and name recognition than we do. New competitors with greater financial and other resources may enter the equipment auction market in the future. Additionally, existing or future competitors may succeed in entering and establishing successful operations in new geographic markets prior to our entry into those markets. They may also compete against us through internet-based services and other combined service offerings.

If commission rates decline, or if our strategy to compete against our many competitors is not effective, our revenues, market share, financial condition and results of operations may be adversely impacted. We may be susceptible to loss of business if competing models become more appealing to customers. If our selling model becomes undesirable or we are not successful in adding services complementary to our existing selling model and business, we may not be successful increasing market penetration over the long-term, which could prevent us from achieving our long-term earnings growth targets.

Decreases in the supply of, demand for, or market values of used equipment, could harm our business.

Our revenues could decrease if there was significant erosion in the supply of, demand for, or market values of used equipment, which could adversely affect our financial condition and results of operations. We have no control over any of the factors that affect the supply of, and demand for, used equipment, and the circumstances that cause market values for equipment to fluctuate —  including, among other things, economic uncertainty, disruptions to credit and financial markets, lower commodity prices, and our customers’ restricted access to capital — are beyond our control. Recent economic conditions have caused fluctuations in the supply, mix and market values of used equipment available for sale, which has a direct impact on our revenues.

In addition, price competition and the availability of equipment directly affect the supply of, demand for, and market value of used equipment. Climate change initiatives, including significant changes to engine emission standards applicable to equipment, may also adversely affect the supply of, demand for or market values of equipment.

We may incur losses as a result of our guarantee and inventory contracts and advances to consignors.

Our most common type of auction contract is a straight commission contract, under which we earn a pre-negotiated, fixed commission rate on the gross sales price of the consigned equipment at auction. Straight commission contracts are used by us when we act as agent for consignors. In recent years, a majority of our annual business has been conducted on a straight commission basis. In certain other situations, we will enter into underwritten transactions and either offer to:

•	guarantee a minimum level of sale proceeds to the consignor, regardless of the ultimate selling price of the consignment at the auction; or
•	purchase the equipment outright from the seller for sale in a particular auction.

We determine the level of guaranteed proceeds or inventory purchase price based on appraisals performed on equipment by our internal personnel. Inaccurate appraisals could result in guarantees or inventory values that exceed the realizable auction proceeds. In addition, a change in market values could also result in guarantee or inventory values exceeding the realizable auction proceeds. If auction proceeds are less than the guaranteed amount, our commission will be reduced and we could potentially incur a loss, and, if auction proceeds are less than the purchase price we paid for equipment that we take into inventory temporarily, we will incur a loss. Because a majority of our auctions are unreserved, there is no way for us to protect against these types of losses by bidding on or acquiring any of the items at such auctions. In addition, we do not hold inventory indefinitely waiting for market conditions to improve. If our exposure to underwritten contracts increases, this risk would be compounded.

Occasionally, we advance to consignors a portion of the estimated auction proceeds prior to the auction. We generally make these advances only after taking possession of the assets to be auctioned and upon receipt of a security interest in the assets to secure the obligation. If we were unable to auction the assets or if auction proceeds were less than amounts advanced, we could incur a loss.

Ritchie Bros.	24

We are pursuing a long-term growth strategy that includes acquisitions and developing and enhancing an appropriate sales strategy, which requires upfront investment with no guarantee of long-term returns.

We continue to pursue a long-term growth strategy, including developing and enhancing an appropriate sales strategy, that contemplates upfront investments, including (i) investments in emerging markets that may not generate profitable growth in the near term, (ii) adding new business and information solutions, and (iii) developing our people. Planning for future growth requires investments to be made now in anticipation of growth that may not materialize, and if our strategies do not successfully address the needs of current and potential customers we may not be successful in maintaining or growing our GAP and our financial condition and results of operations may be adversely impacted. We may also not be able to improve our systems and controls as a result of increased costs, technological challenges, or lack of qualified employees. A large component of our selling, general and administrative expenses is considered fixed costs that we will incur regardless of any GAP growth. There can be no assurances that our GAP and revenues will be maintained or grow at a more rapid rate than our fixed costs.

Part of our growth strategy includes growth through acquisitions, such as the Merger, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. Additionally, significant costs may be incurred in connection with any acquisition and our integration of such businesses with our business, including legal, accounting, financial advisory and other costs. We may also not realize the anticipated benefits of, and synergies from, such acquisition. We cannot guarantee that any future business acquisitions will be pursued, that any acquisitions that are pursued will be consummated, or that we will achieve the anticipated benefits of completed acquisitions.

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

Security breaches could damage our reputation, cause a loss of confidence in the security of our services and expose us to a risk of loss or litigation and possible liability for damages. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches. These issues are likely to become costlier as we expand. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to fully collect, if at all, under these insurance policies.

Ritchie Bros.	25

The availability and performance of our technology infrastructure, including our websites, is critical to our business.

The satisfactory performance, reliability and availability of our websites, enterprise resource planning system, processing systems and network infrastructure are important to our reputation and our business. Our systems may experience service interruptions or degradation because of hardware or software defects or malfunctions, computer denial of service, human error and natural events beyond our control. Some of our systems are not fully redundant, and our recovery planning may not be sufficient for all possible disruptions.

Further, we will need to continue to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased usage of our online bidding service and other services offered on our websites, to implement new features and functions and as a result of the Merger. Our business and results of operations could be harmed if we were unable to expand and upgrade in a timely manner our systems and infrastructure to accommodate any increases in the use of our internet services, or if we were to lose access to or the functionality of our internet systems for any reason, especially if such loss of service prevented internet bidders from effectively participating in one of our auctions. Frequent, persistent or ill-timed interruptions to our internet services could cause current or potential customers to believe that our systems are unreliable, which could lead to the loss of customers and harm our reputation.

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

If the mobile solutions available to consumers are not effective, the use of our technology platform could decline.

Visits and purchases made on mobile devices by consumers have increased in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of a technology platform more difficult or less appealing to customers. Visits to our marketplaces on mobile devices may not convert into purchases as often as visits made through personal computers, which could result in less revenue for us.

Further, although we strive to provide engaging mobile experiences for customers who visit our mobile websites using a browser on their mobile device, as new mobile devices and mobile platforms are released, we may encounter problems in developing or supporting applications for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources. The success of our mobile applications could also be harmed by factors outside our control, such as:

•	actions taken by providers of mobile operating systems or mobile application, or app, download stores;
•	unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;
•	increased costs to distribute or have customers use our mobile apps; or
•	changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile websites or mobile apps or that give preferential treatment to competitive products.

If customers encounter difficulty accessing or using our technology platform on their mobile devices, or if sellers and buyers choose not to use our technology platform on their mobile devices, our growth prospects and our business may be adversely affected.

A deterioration of general macroeconomic conditions could materially and adversely affect our business.

Our performance is subject to macroeconomic conditions and their impact on customer spending. Adverse macroeconomic conditions typically result in a general tightening in credit markets, lower levels of liquidity, increased default and bankruptcy rates, and depressed levels of activity and investment.

Ritchie Bros.	26

Challenging macroeconomic conditions may have a negative impact on the operations, financial condition and liquidity of many customers and, as a result, may negatively impact the volume of equipment listed for sale and the prices of equipment sold in our marketplace, thereby having a negative impact on our revenue and ability to grow our business. If sellers choose not to sell their assets as a result of adverse economic conditions, buyers are unable to purchase equipment based on their inability to obtain sufficient financing or are unwilling to do so given the market climate, or if customers are in general financial distress, our operations may be negatively affected and revenue from our marketplace may decrease.

Our ability to provide a high quality customer experience may depend on third parties and external factors over which we may have little or no control.

Our ability to provide a high quality and efficient customer experience is also dependent on external factors over which we may have little or no control, including, without limitation, the reliability and performance of the equipment sold in our marketplaces and the performance of third-party carriers who transport purchased equipment on behalf of buyers. If our customers are dissatisfied with the accuracy of our appraisals and inspections, the quality of the business insights provided by our other value-added services, or do not receive the equipment they purchased in a timely manner or in the condition that they expect, customers may stop using us to purchase equipment. Failure to provide customers with high quality and efficient customer experiences could substantially harm our reputation and adversely impact our efforts to develop customer and industry trust in our brands.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes in this or other regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as certain federal, provincial, state and local laws, rules and regulations, including those governing the internet and e-commerce. Existing and future laws and regulations may impede the growth of the internet, e-commerce or other services, and increase the cost of doing business, including providing online auction services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Changes to regulations and unfavorable resolution of these issues may harm our business and results of operations.

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

Ritchie Bros.	27

Environmental contamination may exist at our owned or leased auction sites, or at other sites on which we may conduct auctions, or properties that we may be selling by auction, from prior activities at these locations or from neighboring properties.

In addition, auction sites that we acquire or lease in the future may be contaminated, and future use of or conditions on any of our properties or sites could result in contamination. The costs related to claims arising from environmental contamination of any of these properties could harm our financial condition and results of operations.

There are restrictions in the United States, Canada and Europe and other jurisdictions in which we do business that may affect the ability of equipment owners to transport certain equipment between specified jurisdictions or the saleability of older equipment. One example of these restrictions is environmental certification requirements in the United States, which prevent non-certified equipment from entering into commerce in the United States. In addition, engine emission standards in some jurisdictions limit the operation of certain trucks and equipment in those markets.

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

Although we report our financial results in U.S. dollars, a significant portion of our revenues and expenses are generated outside the United States, primarily in currencies other than the U.S. dollar. In particular, a significant portion of our revenues are earned, and expenses incurred, in the Canadian dollar and the Euro. As a result, our financial results are impacted by fluctuations in foreign currency exchange rates. We do not currently engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our results of operations.

The results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars for financial reporting purposes. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues or expenses will result in increased U.S. dollar denominated revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Canadian dollar and the Euro, our translation of foreign currency denominated revenues or expenses will result in lower U.S. dollar denominated revenues and expenses. For the years ended December 31, 2016, 2015, and 2014, foreign currency movements relative to the U.S. dollar negatively impacted revenues by $6.8 million, $40.5 million, and $12.7 million, respectively.

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

We operate in a large number of international jurisdictions. There are risks inherent in doing business internationally, including, but not limited to:

Ritchie Bros.	28

•	trade barriers, trade regulations, currency controls, import or export regulations, and other restrictions on doing business freely;
•	local labor, environmental, tax, and other laws and regulations, and uncertainty or adverse changes in such laws and regulations or the interpretations thereof;
•	difficulties in staffing and managing foreign operations;
•	economic, political, social or labor instability or unrest, or changes in conditions;
•	terrorism, war, hostage-taking, or military repression;
•	corruption;
•	expropriation and nationalization;
•	high rates of inflation; and
•	uncertainty as to litigation in foreign jurisdictions and enforcement of local laws.

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

Our business operations may be subject to a number of federal and local laws, rules and regulations including export control regulations.

Our business operations may be subject to a number of federal and local laws, rules and regulations, including the Export Administration Regulations, or EAR, maintained by the U.S. Department of Commerce, the International Traffic in Arms Regulations, or ITAR, maintained by the U.S. Department of State, economic sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, and similar regulations in Canada and the European Union (“EU”). We have implemented procedures regarding compliance with these laws, including monitoring, on an automatic and manual basis, the potential sellers and buyers in our marketplace and restricting business from certain countries. We can offer no assurances that these procedures will always be effective.

We have implemented certain processes and procedures to prevent sellers and buyers that are located in a prohibited jurisdiction or are prohibited persons from participating in our marketplaces. Such processes and procedures are designed so that our business is in compliance with OFAC-administered sanctions regulations and other applicable sanction regulations, including those in Canada and the E.U.

If we were to violate applicable export control or sanctions regulations, we could be subject to administrative or criminal penalties which, in certain circumstances, could be material. We could be subject to damages, financial penalties, denial of export privileges, incarceration of our employees, other restrictions on our operations, and reputational harm. Further, any action on the part of the U.S. Department of State, the U.S. Department of Commerce, OFAC or other applicable regulator against the company or any of our employees for potential violations of these laws could have a negative impact on our reputation and business, which might decrease stockholder value.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the Corruption of Foreign Public Officials Act, or the CFPOA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the CFPOA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010, or the U.K. Bribery Act, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities or facilitate the buying and selling of equipment.

Ritchie Bros.	29

We face significant risks if we fail to comply with the FCPA, the CFPOA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations, and private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA, the CFPOA or other applicable laws and regulations. In addition, we leverage various third parties to sell our solutions and conduct our business abroad. We, our channel partners, and our other third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Our Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties.

Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Income and commodity tax amounts, including tax expense, may be materially different than expected.

Our global operations are subject to tax interpretations, regulations, and legislation in the numerous jurisdictions in which we operate, all of which are subject to continual change.

We accrue and pay income taxes and have significant income tax assets, liabilities, and expense that are estimates based primarily on the application of those interpretations, regulations and legislation, and the amount and timing of future taxable income. Accordingly, we cannot be certain that our estimates and reserves are sufficient. The timing concerning the monetization of deferred income tax amounts is uncertain, as they are dependent on our future earnings and other events. Our deferred income tax amounts are valued based upon substantively enacted income tax rates in effect at the time, which can be changed by governments in the future.

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

Losing the services of one or more key personnel could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.

The growth and performance of our business depends to a significant extent on the efforts and abilities of our executive officers and senior managers. Many of our key executives have extensive experience with our business. These officers have knowledge and an understanding of our company and industry that cannot be readily duplicated. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our revenues.

Ritchie Bros.	30

Our business could be harmed if we lost the services of any of these individuals. We do not maintain key person insurance on the lives of any of our executive officers. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team. Additionally, as a result of the Merger, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key employees.

If any of our key personnel or those of IronPlanet were to join a competitor or form a competing company, existing and potential customers could choose to form business relationships with that competitor instead of us. There can be no assurance that confidentiality, non-solicitation, non-competition or similar agreements signed by former directors, officers, employees or stockholders of us, IronPlanet or our transactional counterparties will be effective in preventing a loss of business.

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

In addition to other legal proceedings, we may also be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies in the future. Companies in the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive notices that claim we have infringed, misappropriated, or misused other parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.

Many potential litigants, including some patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

Ritchie Bros.	31

We may be unable to adequately protect or enforce our intellectual property rights, which could harm our reputation and adversely affect our growth prospects.

We regard our proprietary technologies and intellectual property as integral to our success. We protect our proprietary technology through a combination of trade secrets, third-party confidentiality and nondisclosure agreements, additional contractual restrictions on disclosure and use, and patent, copyright, and trademark laws.

We currently are the registered owners of many Internet domain names internationally. As we seek to protect our domain names in an increasing number of jurisdictions, we may not be successful in doing so in certain jurisdictions. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplace and possibly leading to customer confusion. In addition, we could face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our brand names. The legal means we use to protect our proprietary technology and intellectual property do not afford complete protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot guarantee that any of our present or future intellectual property rights will not lapse or be invalidated, circumvented, challenged or abandoned; our intellectual property rights will provide competitive advantages to us; our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties; any of our pending or future patent applications will be issued or have the coverage originally sought; or our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak.

We also may allow certain of our registered intellectual property rights, or our pending applications or registrations for intellectual property rights, to lapse or to become abandoned if we determine that obtaining or maintaining the applicable registered intellectual property rights is not worthwhile.

Further, although it is our practice to enter into confidentiality agreements and intellectual property assignment agreements with our employees and contractors, these agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, reverse engineer, or otherwise obtain and use our products or technology. We cannot be certain that we will be able to prevent unauthorized use of our technology or infringement or misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights. Effective patent, copyright, trademark, service mark, trade secret, and domain name protection is time-consuming and expensive to maintain. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed. If competitors are able to use our technology or develop proprietary technology similar to ours or competing technologies, our ability to compete effectively and our growth prospects could be adversely affected.

We are subject to the terms of open source licenses because our technology platform incorporates open source software.

Some of the software powering our marketplace incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplace. Under certain open source licenses, we could be required to publicly release the source code of our software or to make our software available under open source licenses. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software which could significantly interrupt our operations.

Ritchie Bros.	32

In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of this software may make it easier for hackers and other third parties to determine how to compromise our technology platform. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial condition and results of operations.

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

If we were subject to a disaster or serious security breach, it could materially damage our business, financial condition and results of operations.

Our insurance may be insufficient to cover losses that may occur as a result of our operations.

We maintain property and general liability insurance. This insurance may not remain available to us at commercially reasonable rates, and the amount of our coverage may not be adequate to cover all liabilities that we may incur. Our auctions generally involve the operation of large equipment close to a large number of people, and despite our focus on safe work practices, an accident could damage our facilities or injure auction attendees. Any major accident could harm our reputation and our business. In addition, if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our coverage, the resulting costs could harm our financial condition and results of operations.

Certain global conditions may affect our ability to conduct successful events.

Like most businesses with global operations, we are subject to the risk of certain global conditions, such as pandemics or other disease outbreaks or natural disasters that could hinder our ability to conduct our scheduled auctions, restrict our customers’ travel patterns or their desire to attend auctions or impact our online operations, including disrupting the Internet or mobile networks or one or more of our service providers. If this situation were to occur, we may not be able to generate sufficient equipment consignments to sustain our business or to attract enough bidders to our auctions to achieve world fair market values for the items we sell. This could harm our financial condition and results of operations.

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

In addition, we may incur substantial costs when entering new geographies and the profitability of operations at new locations is uncertain as a result of the increased variability in the number and size of auctions at new sites. These and other factors may cause our future results to fall short of investor expectations or not to compare favorably to our past

Ritchie Bros.	33

results. Further, as our results generally fluctuate from quarter to quarter, period-to-period comparisons of our results of operations may not be meaningful indicators of future performance.

New regulation in the areas of consumer privacy and commercial electronic messages may restrict or increase costs of our marketing efforts.

Our operation and marketing activities are subject to various types of regulations, including laws relating to the protection of personal information, consumer protection and competition. User data protection and communication-based laws may be interpreted and applied inconsistently from country to country, and these laws continue to develop in ways we cannot predict and that may adversely affect our business. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner with adverse effects on our business, and violations of privacy-related laws can result in significant penalties. See “— We process, store, and use personal information and other data, which subjects us to a variety of evolving governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy and data protection, which may increase our costs, decrease adoption and use of our products and services and expose us to liability.” A determination that there have been violations of laws relating to our marketing practices under communications-based laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business.

One example of such a law is Canada’s Anti-Spam Law, or CASL, which came into force on July 1, 2014. CASL prohibits the transmission of electronic messages for commercial purposes to an electronic address, which includes an electronic mail account, an instant messaging account, a telephone account, or any similar account, unless the recipient has consented to receiving the message and the message complies with the requirements under CASL. CASL also requires commercial electronic messages to comply with certain formality requirements, including the implementation of an unsubscribe mechanism. CASL further imposes certain restrictions on a service provider’s ability to automatically install or cause to be installed computer software (including software updates) on a person’s device without the person’s consent. CASL, in its current form, may impose additional costs and processes with respect to communicating with existing and prospective customers and may limit cross-selling opportunities for affiliated companies, depending on whether the appropriate consents have been obtained. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to $10 million. The provisions of CASL providing a private right of action will come into force on July 1, 2017, and they will allow any persons to bring claims for contravention of CASL’s terms. The private right of action may lead to increased risk of class action suits. The Canadian Radio-television and Telecommunications Commission has also begun actively enforcing CASL and penalizing non-compliant organizations.

We process, store, and use personal information and other data, which subjects us to a variety of evolving governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy and data protection, which may increase our costs, decrease adoption and use of our products and services and expose us to liability.

There are a number of federal, provincial, state, local laws, rules and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.

Within the EU, strict laws, including EU Directive 95/46/EC, already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The EU model has been replicated substantially or in part in various jurisdictions outside the United States. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. If personal data transfers to us and by us from the EU are considered illegitimate under EU Directive 95/46/EC and applicable member states’ implementations thereof, we may face a risk of enforcement actions taken by EU data protection authorities.

Ritchie Bros.	34

Additionally, the text of a new General Data Protection Regulation (“GDPR”) has been approved, which strengthens the existing data protection regulations in the EU. The GDPR is set to enter into full force during 2018 and its provisions increasing the maximum level of fines that EU regulators may impose to the greater of €100 million or 4% of worldwide annual sales. Such fines would be in addition to the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss.

As Internet commerce and related technologies continue to evolve, thereby increasing a service provider’s capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, provincial, state or foreign agencies becomes more likely. We believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely in both the United States and in other jurisdictions, possibly as restrictive as the EU model. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and services, and could require us to change our business practices in a manner adverse to our business.

In 2015, Canada’s federal privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to $100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. The amendments are not yet in force pending approval of related regulations, which is expected sometime in 2017. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our affiliated entities and third party partners. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our business or current practices may place additional burdens on us, which may increase the costs of our products and services further reducing demand and harming our business.

Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business. Any failure by us to protect our customers’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of customer confidence and ultimately in a loss of customers, which could materially and adversely affect our business.

Our articles, by-laws, shareholder rights plan and Canadian legislation contain provisions that may have the effect of delaying or preventing a change in control.

Certain provisions of our articles of amalgamation, and by-laws, as well as certain provisions of the Canada Business Corporations Act (the “CBCA”) and applicable Canadian securities law, could discourage potential acquisition proposals, delay or prevent a change in control or materially adversely impact the price that certain investors might be willing to pay for our common shares. Our articles of amalgamation authorize our board of directors to determine the designations, rights and restrictions to be attached to, and to issue an unlimited number of, junior preferred shares and senior preferred shares.

Our by-laws contain provisions establishing that shareholders must give advance notice to us in circumstances where nominations of persons for election to our board of directors are made by our shareholders other than pursuant to either a requisition of a meeting made in accordance with the provisions of the CBCA or a shareholder proposal made in accordance with the provisions of the CBCA.

Ritchie Bros.	35

Among other things, these advance notice provisions set a deadline by which shareholders must notify us in writing of an intention to nominate directors for election to the board of directors prior to any shareholder meeting at which directors are to be elected and set forth the information required in this notice for it to be valid.

Our board of directors has adopted a shareholder rights plan (the “Rights Plan”), pursuant to which we issued one right in respect of each common share outstanding. Under the Rights Plan, following a transaction in which any person becomes an “acquiring person” as defined in the Rights Plan, each right will entitle the holder to receive a number of common shares provided in the Rights Plan. The purposes of the Rights Plan are (i) to provide our board of directors time to consider value-enhancing alternatives to a take-over bid and to allow competing bids to emerge; (ii) to ensure that shareholders are provided equal treatment under a take-over bid; and (iii) to give adequate time for shareholders to properly assess a take-over bid without undue pressure. The Rights Plan can potentially impose a significant penalty on any person commencing a takeover bid that would result in the offeror becoming the beneficial owner of 20% or more of our outstanding common shares.

Any of these provisions, as well as certain provisions of the CBCA and applicable Canadian securities law, may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

U.S. civil liabilities may not be enforceable against us, our directors, or our officers

We are governed by the CBCA and our principal place of business is in Canada. Many of our directors and officers reside outside of the United States, and all or a substantial portion of their assets, as well as a substantial portion of our assets, are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and such directors and officers or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the United States. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia.

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

We own and lease various properties in Canada, the United States and 10 other countries around the world. We use the properties as auction sites and executive and administrative offices. Our corporate headquarters are located in Burnaby, Canada and are held through a lease that expires in May 2030. We also lease administrative offices in Breda, Netherlands and Chicago, United States. We own an administrative office in Lincoln, United States.

Ritchie Bros.	36

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

We currently have 45 locations in our auction site network. A permanent auction site includes locations that we own and on which we have constructed an auction theatre and other facilities (e.g. refurbishment), and that we lease with an original term longer than three years and on which we have built permanent structures with an investment of more than $1.5 million. We have 39 permanent auction sites as of the date of this Annual Report on Form 10-K.

A regional auction site is a location that we lease on a term longer than one year, have limited investment in facilities (i.e. less than $1.5 million) and on which we average more than two auctions per year on a rolling two-year basis and have at least two full time staff. This category also includes sites located on land that we own with limited investment in facilities. We have six regional auction sites as of the date of this Annual Report on Form 10-K.

Our auction site network as of the date of this discussion is as follows:

	Number of acres				Year placed		Lease
	Total	Developed	Developable	Excess	into service	Nature	expiry date
Permanent auction sites
Canada:
Edmonton, Alberta	267	175	92	-	2002	Owned
Grande Prairie, Alberta	153	68	68	17	2009	Owned
Prince George, British Columbia	114	60	50	4	2003	Owned
Montreal, Quebec	91	68	-	23	2000	Owned
Toronto, Ontario	65	65	-	-	1998	Owned
Saskatoon, Saskatchewan	60	38	13	9	2006	Owned
Regina, Saskatchewan	47	17	30	-	2007	Owned
Halifax, Nova Scotia	28	28	-	-	1997	Owned
Chilliwack, British Columbia	24	24	-	-	2010	Owned

Ritchie Bros.	37

	Number of acres				Year placed		Lease
	Total	Developed	Developable	Excess	into service	Nature	expiry date
Permanent auction sites
(continued)
United States:
Orlando, Florida	227	189	27	11	2002	Owned
Chehalis, Washington	204	131	40	33	2012	Owned
North East, Maryland	193	80	28	85	2001	Owned
Denver, Colorado	143	70	72	1	2007	Owned
Kansas City, Missouri	140	40	60	40	2008	Owned
Columbus, Ohio	135	95	30	10	2007	Owned
Houston, Texas	128	116	-	12	2009	Owned
Minneapolis, Minnesota	122	70	52	-	2009	Owned
Raleigh-Durham, North Carolina	113	45	56	12	2012	Owned
Fort Worth, Texas	109	109	-	-	1994	Owned
Atlanta, Georgia	94	62	7	25	1996	Owned
Chicago, Illinois	91	71	20	-	2000	Owned
Sacramento, California	90	90	-	-	2005	Owned
Nashville, Tennessee	81	70	11	-	2006	Owned
Las Vegas, Nevada	77	77	-	-	2012	Leased	31-May-33
St Louis, Missouri	67	63	4	-	2010	Owned
Los Angeles, California	65	63	2	-	2000	Owned
Phoenix, Arizona	48	48	-	-	2002	Owned
Salt Lake City, Utah	37	37	-	-	2010	Leased	28-Feb-24
Albuquerque, New Mexico	11	11	-	-	1999	Owned
Albuquerque, New Mexico	4	1	2	-	2010	Leased	30-Jun-28
Other:
Mexico City (Polotitlan), Mexico	324	82	207	35	2008	Owned
Madrid (Ocaña), Spain	85	65	20	-	2010	Owned
Moerdijk, The Netherlands	62	62	-	-	1999	Owned
Milan (Caorso), Italy	62	42	10	10	2010	Owned
Paris (St. Aubin sur Gaillon), France	50	50	-	-	2008	Owned
Dubai, United Arab Emirates	44	44	-	-	1999	Leased	1-Jul-19
Brisbane, Australia	42	42	-	-	1999	Owned
Meppen, Germany	41	41	-	-	2010	Leased	31-Oct-19
Melbourne (Geelong), Australia	40	40	-	-	2013	Owned
Tokyo (Narita), Japan	17	17	-	-	2010	Owned

Ritchie Bros.	38

	Number of acres				Year placed		Lease
	Total	Developed	Developable	Excess	into service	Nature	expiry date
Regional auction sites
Tipton, United States	60	60	-	-	2010	Leased	30-Jun-21
Manchester, United States	54	25	10	19	2013	Leased	1-Oct-18
North Franklin, United States	23	23	-	-	2017	Leased	31-Jul-21
North Battleford, Canada	21	11	10	-	2017	Leased	14-Nov-19
Lethbridge, Canada	17	13	4	-	2011	Leased	31-Dec-17
Donington Park, United Kingdom	11	11	-	-	2012	Leased	31-Dec-20

We also own the following developable properties that are not currently under development but are available for future auction site expansion:

	Number	Year
	of acres	acquired
Casa Grande, United States	125	2010
Tulare, United States	99	2011

We believe that our administrative offices and developed auction sites are adequate and suitable for the conduct of our operations. Further, we believe that our properties that are being developed to expand our existing auction sites are sufficient to support the growth of our core auction business.

We are currently evaluating the returns generated at each of the permanent and regional auction sites we operate, to ensure each site (and related site capital investments) are generating returns that meet predetermined targets.  As a result of the analysis completed to date, it was determined that both the Beijing and Panama sites would be closed. The lease for the Beijing site was early-terminated in November 2016. We are currently negotiating exiting our lease for our Panama site, though no future auctions are expected to be held there. In China, we will continue to offer offsite auctions and other equipment sales channels through our sales team based there.  In Panama, we will consider holding offsite auctions as opportunities arise.

We established a fully owned site in Narita, Japan, in 2010 to run live auctions. Unfortunately, we have had limited success running our traditional live, unreserved auction model in this country due to both cultural factors and market dynamics. Over the last two years, we have studied the market comprehensively, built strong local relationships and tested different business models. We have come to the conclusion that our biggest opportunity in Japan is to position it as a ‘source’ market for high quality used equipment that can be exported throughout the Asia Pacific region and the Middle East. We also believe the most efficient way to serve the domestic market is primarily through digital channels while leveraging key OEM relationships. Consequently, we will commence an exploration of exiting our existing auction site at an appropriate time to maximize value.

ITEM 3:	LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

Ritchie Bros.	39

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding Share Data

We are a public company and our common shares are listed under the ticker symbol “RBA” on the NYSE and TSX. On February 17, 2017, we had 106,822,475 common shares issued and outstanding, 555,028 share units awarded under our senior executive and employee performance share unit (“PSU”) plans, and stock options outstanding to purchase a total of 3,364,903 common shares. No preferred shares have been issued or are outstanding. The outstanding stock options had a weighted average exercise price of $24.02 per share and a weighted average remaining term of 7.4 years. In respect of PSUs awarded under the senior executive and employee PSU plans, performance and market conditions, depending on their outcome at the end of the contingency period, can reduce the number of vested awards to nil or to a maximum of 200% of the number of outstanding PSUs. Certain of our PSUs are only cash-settled, whereas others may be settled, at our discretion, in cash or through the issuance of shares, by open market purchases of shares.

Market Information

Our common shares, without par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common shares trade on the NYSE and on the TSX under the symbol “RBA”. On February 17, 2017, there were 289 holders of record of our common shares that do not include the shareholders for whom shares are held in a nominee or street name.

The following table sets forth the high and low prices of our common shares by quarter for 2016 and 2015:

	NYSE		TSX (Canadian dollars)
Quarter ended	High	Low	High	Low
December 31, 2016	$39.96	$33.50	$52.88	$45.47
September 30, 2016	$36.79	$27.13	$48.29	$34.80
June 30, 2016	$34.69	$26.41	$44.20	$34.58
March 31, 2016	$27.59	$21.03	$35.75	$29.73
December 31, 2015	$27.66	$23.12	$36.76	$31.79
September 30, 2015	$30.57	$25.36	$39.94	$33.39
June 30, 2015	$30.85	$24.43	$37.87	$29.49
March 31, 2015	$27.23	$24.14	$33.68	$29.70

Dividend Policy

We currently pay a regular quarterly cash dividend of $0.17 per common share. We currently intend to continue to declare and pay a regular quarterly cash dividend on our common shares; however, any decision to declare and pay dividends in the future will be made at the discretion of our Board, after taking into account our operating results, financial condition, cash requirements, financing agreement restrictions and any other factors our Board may deem relevant. In 2016, we paid total cash dividends of $0.66 per common share, compared to $0.60 per common share in 2015, and $0.54 per common share in 2014.

Because Ritchie Bros. Auctioneers Incorporated is a holding company with no material assets other than the shares of its subsidiaries, our ability to pay dividends on our common shares depends on the income and cash flow of our subsidiaries. No financing agreements to which our subsidiaries are party currently restrict those subsidiaries from paying dividends.

Ritchie Bros.	40

Pursuant to income tax legislation, Canadian resident individuals who receive “eligible dividends” in 2006 and subsequent years will be entitled to an enhanced gross-up and dividend tax credit on such dividends. All dividends that we pay are “eligible dividends” unless indicated otherwise.

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in our common shares over the last five fiscal years beginning January 1, 2011 through December 31, 2016, to that of the cumulative return on a $100 investment in the Russell Global Index (“Russell 2000”), the S&P / TSX Composite Index (“S&P/TSX”) and the Dow Jones Industrial Average Index (“DJIA”) for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of Cumulative Five-Year Total Return

Company / index	2011	2012	2013	2014	2015	2016
RBA (NYSE)	$100.00	$96.74	$106.14	$124.23	$111.91	$156.97
Russell 2000	$100.00	$114.63	$157.05	$162.59	$153.31	$183.17
S&P/TSX	$100.00	$104.00	$113.94	$122.39	$108.82	$127.88
DJIA	$100.00	$107.26	$135.68	$145.88	$142.62	$161.76

Ritchie Bros.	41

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,366,714	(1)	$24.02	5,202,631	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	3,366,714		$24.02	5,202,631

(1)	Reflects our stock option plan.

(2)	Includes 1,000,000 common shares that we may elect to issue upon settlement of our PSUs granted under the Senior Executive Performance Share Unit Plan (March 2015) and the Employee Performance Share Unit Plan (March 2015) (together, the “2015 PSU Plans”). Under the 2015 PSU Plans, the number of PSUs that vest is conditional upon specified market, service, and performance vesting conditions being met. The market vesting condition is based on the relative performance of our share price in comparison to the performance of a pre-determined portfolio of other companies’ share prices. The non-market vesting conditions are based on the achievement of specific performance measures and can result in participants earning between 0% and 200% of the target number of PSUs granted.

Issuer Purchases of Equity Securities

Share repurchase program

On January 12, 2015, we announced that our Board of Directors had authorized a share repurchase program for the repurchase of up $100 million worth of our common shares (subject to TSX approval) over the next three years. On February 26, 2015, we received approval from the TSX to proceed with a Normal Course Issuer Bid (“NCIB”). This initial NCIB approved by the TSX (the “initial NCIB”) was for a one-year period from March 3, 2015 through March 2, 2016.

In March 2015, we executed share repurchases at a total cost of $47.5 million. All repurchased shares were cancelled on March 26, 2015. No further share purchases were made under the initial NCIB, or by any other means, during 2015 or the first quarter of 2016, and the initial NCIB expired in accordance with its terms on March 2, 2016.

On February 25, 2016, we announced our intention to renew our NCIB on the expiry of the initial NCIB. On March 1, 2016, the TSX approved a new NCIB (the “new NCIB”) for a one-year period from March 3, 2016 to March 2, 2017. Repurchases under the new NCIB during the month of March 2016 began on March 8, 2016 and ended on March 15, 2016. All repurchased shares were cancelled on March 15, 2016. No further share repurchases were made pursuant to the new NCIB, or by any other means, during 2016.

For further details of the March 2016 share repurchases, refer to “Part II, Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations” presented elsewhere in this Annual Report on Form 10-K.

Ritchie Bros.	42

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

Ritchie Bros.	43

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

Ritchie Bros.	44

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2012 through December 31, 2016. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Prior to 2015, our consolidated financial statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). All prior periods presented below have been restated from IFRS to U.S. GAAP. The following selected consolidated financial information should be read in conjunction with “Part II, Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements and the notes thereto included in “Part II, Item 8: Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K. Also see “Recently Adopted Accounting Pronouncements” included in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(in U.S.$000's, except per	Year ended and as at December 31,
share amounts)	2016	2015	2014	2013	2012
Consolidated Income Statements Data
Revenues	$566,395	$515,875	$481,097	$467,403	$437,955
Operating income	135,722	174,840	127,927	136,959	116,714
Income before income taxes	130,494	176,436	129,038	134,755	112,015
Net income attributable to stockholders	91,832	136,214	90,981	93,644	80,593
Earnings per share attributable to stockholders:
Basic	$0.86	$1.27	$0.85	$0.88	$0.76
Diluted	0.85	1.27	0.85	0.87	0.75
Consolidated Balance Sheets Data
Working capital	$125,164	$140,133	$140,482	$110,205	$96,180
Total assets	1,599,533	1,120,115	1,121,510	1,161,985	1,132,428
Long-term debt	595,706	97,915	110,846	177,234	200,746
Contingently redeemable non-controlling interests	-	24,785	17,287	8,303	3,504
Stockholders' equity	687,057	703,176	691,932	686,095	653,084
Consolidated Statements of Cash Flows Data
Dividends declared per common share	$0.66	$0.60	$0.54	$0.51	$0.47
Acquisition of subsidiaries, net of cash acquired	$45,511	$12,107	$-	$-	$55,617
Net capital spending	29,785	14,152	29,595	37,066	55,298

Subsidiaries acquired as disclosed in the table above consist of Kramer in November 2016, Petrowsky in August 2016, Mascus in February 2016, Xcira in November 2015, and AssetNation in May 2012.

Ritchie Bros.	45

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About Us

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is one of the world’s largest industrial auctioneers and used equipment distributors, selling more than $4.3 billion of used equipment and other assets during 2016. Our expertise, global reach, market insight and trusted brand provide us with a unique position in the used equipment market. We primarily sell used equipment for our customers through live unreserved auctions at 45 auction sites worldwide, which are simulcast online to reach a global bidding audience. During 2013, we added to our sales channels by launching EquipmentOne, an online-only used equipment marketplace, in order to reach a broader customer base. These two complementary used equipment brand solutions provide different value propositions to equipment owners and allow us to meet the needs and preferences of a wide spectrum of equipment sellers. In the past two years, we have also added a private brokerage service and an online listing service.

Through our unreserved auctions, online marketplaces, and private brokerage services, we sell a broad range of used and unused equipment, including trucks and other assets. Construction and heavy machinery comprise the majority of the equipment sold through our multiple brand solutions. Customers selling equipment through our sales channels include end users (such as construction companies), equipment dealers, and other equipment owners (such as rental companies). Our customers participate in a variety of sectors, including heavy construction, transportation, agriculture, energy, and mining.

Approximately half of what we sold during 2016 transacted online; through either online simulcast auction participation, or through EquipmentOne. In 2016, of the $4.3 billion of all items sold by us, $2.1 billion were sold to online buyers through these online solutions.

We operate worldwide with locations in more than 15 countries, including the United States, Canada, Australia, the United Arab Emirates, and the Netherlands. Our corporate headquarters are located near Vancouver, Canada. We are a public company listed on both the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the ticker symbol “RBA” and, as of December 31, 2016, we had total equity market capitalization of approximately $3.6 billion.

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

On February 19, 2016, we acquired a 100% interest in Mascus International Holding BV (“Mascus”), an Amsterdam-based company that operates a global online portal for the sale and purchase of heavy equipment and vehicles, with the largest online market presence in Europe for heavy machinery and trucks. Mascus offers subscriptions to equipment dealers, brokers, exporters, and equipment manufacturers to list equipment available for sale. In addition to online listing services, they also provide online advertising services, business tools, and other software solutions to many of the world’s leading equipment dealerships and equipment manufacturers. Founded in Scandinavia, Mascus has expanded over the past several years and now includes operations across Europe, Asia, Africa, and North America, catering to the construction, transport, agriculture, material handling, forestry, and grounds-care industries.

On July 12, 2016, we completed our acquisition of the 49% non-controlling interest in Ritchie Bros. Financial Services (“RBFS”). RBFS provides equipment buyers with the confidence to make offers on equipment, trucks and other industrial assets, with pre-approved loans and financing arrangements. The business finances all brands of equipment and provides equipment buyers with the option to purchase assets at Ritchie Bros. auctions, Ritchie Bros. EquipmentOne, or through other brand solutions.

Ritchie Bros.	46

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

On August 1, 2016, we acquired substantially all of the assets of Petrowsky Auctioneers (“Petrowsky”), a Connecticut-based company that sold nearly $50 million worth of equipment and other assets at auctions in 2015, mostly in the New England, United States region.

On August 29, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Ritchie Bros. agreed to acquire a 100% interest in IronPlanet Holdings, Inc. (“IronPlanet”), a private company based in the United States, for approximately $740 million in cash plus the assumption of unvested equity interests in IronPlanet, subject to adjustment. Under the terms of the Merger Agreement, a wholly-owned subsidiary of the Company will merge with and into IronPlanet, with the latter surviving the Merger as a wholly-owned subsidiary of the Company (the “Merger”). IronPlanet sold approximately $787 million worth of equipment and other assets through its sales channels during 2015, and has achieved a 25.2% compounded growth rate in assets sold from 2013 through 2015.

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

On November 15, 2016, we acquired substantially all of the assets of Kramer Auctions (“Kramer”), a leading Canadian agricultural auction company with exceptionally strong customer relationships in central Canada. Kramer operates approximately 75 on-the-farm auctions, four on site auctions, and eight livestock (bison) auctions each year, and sold more than 60 million Canadian dollars’ worth of agricultural equipment, real-estate, and other assets during the 12 months ended September 30, 2016.

Overview

The following discussion and analysis summarizes significant factors affecting our consolidated operating results and financial condition for the years ended December 31, 2016, 2015, and 2014. This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Part II, Item 6: Selected Financial Data”, and the consolidated financial statements and the notes thereto included in “Part II, Item 8. Financial Statements and Supplementary Data” presented in our Annual Report on Form 10-K, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com. None of the information on our website, EDGAR, or SEDAR is incorporated by reference into this document by this or any other reference. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

Ritchie Bros.	47

Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I, Item 1A: Risk Factors” in our Annual Report on Form 10-K. The date of this discussion is as of February 21, 2017.

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

We make reference to various non-GAAP financial measures throughout this discussion and analysis. These measures do not have a standardized meaning, and are therefore unlikely to be comparable to similar measures presented by other companies.

Consolidated Highlights

Key fiscal year 2016 financial results include:

•	Record annual revenues grew 10% in 2016 compared to 2015
•	Record annual Revenue Rate (as described below) of 13.07% in 2016, an increase of 93 basis points (“bps”) over 2015, supported by growing fee-based revenue streams
•	$11.8 million of acquisition-related costs booked during 2016 (including costs related to impending acquisition of IronPlanet)
•	Impairment loss of $28.2 million recognized on EquipmentOne reporting unit goodwill and customer relationships
•	$6.8 million charge related to the early termination of pre-existing debt; replaced with new $1.0 billion of credit facilities completed with bank syndicate in the fourth quarter of 2016
•	Diluted earnings per share (“EPS”) attributable to stockholders of $0.85 in 2016, a 33% decrease relative to diluted EPS of $1.27 in 2015
•	$177.6 million of net cash provided by operating activities during 2016, a 10% decrease over 2015
•	Record annual GAP of $4.3 billion in 2016, a 2% increase over 2015

Strategy

The following discussion highlights how we acted on the three main drivers to our strategy during 2016.

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

[2]	GAP and GTV are measures of operational performance and are not measures of our financial performance, liquidity or revenue. GAP and GTV are not presented in our consolidated income statements. We believe that comparing GAP and GTV for different financial periods provides useful information about the growth or decline of our revenue and net income for the relevant financial period.

Ritchie Bros.	48

GTV represents total proceeds from all items sold at our online marketplaces, as well as a buyers’ premium component applicable only to our online marketplace transactions. The majority of commissions are earned as a pre-negotiated fixed rate of the gross selling price. Other commissions are earned from underwritten contracts, when we guarantee a certain level of proceeds to a consignor or purchase inventory to be sold at auction. We believe that revenues are best understood by considering their relationship to GAP. We use Revenue Rate, which is calculated by dividing revenues by GAP, to determine the amount of GAP changes that flow through to our revenues.

We are committed to pursuing growth initiatives that will further enhance our sector reach, drive geographic depth, meet a broader set of customer needs, and add scale to our operations.

•	On August 1, 2016, we acquired Petrowsky, significantly enhancing our market presence in the New England, United States region and providing Ritchie Bros. with a new live reserve auction platform. Petrowsky’s auction sales are well aligned with Ritchie Bros.’ sector focus as they cater largely to equipment sellers in the construction and transportation industries. Petrowsky also serves customers selling assets in the underground utility, waste recycling, marine, and commercial real estate industries. The business operates one permanent auction site, in North Franklin, United States, which will continue to hold auctions, and also specializes in off-site auctions held on the land of the consignor. All Petrowsky auctions are also simulcast live online, allowing online bidders to participate. The Petrowsky brand will be maintained as a brand extension within the Ritchie Bros. family of brands, given its strong and loyal customer base and its offering of reserve auction options.

•	On August 29, 2016, we announced the Merger Agreement with IronPlanet. We believe that the Merger will accelerate our customer-centric, multi-channel diversification strategy by increasing customer choice, enhancing online offerings, and providing penetration into large, additional sectors. The Merger is expected to significantly increase revenue and net income by using the strength of our balance sheet. Founded in 1999, IronPlanet complements Ritchie Bros.’ primarily end-user customer base, as it focuses largely on the needs of corporate accounts, equipment manufacturers, dealers, and government entities in equipment disposition solutions. It conducts sales primarily through online-only platforms, with weekly online auctions and in other equipment marketplaces.

•	On August 29, 2016, we entered into the Alliance, which provides that upon consummation of the Merger, Caterpillar shall designate Ritchie Bros. as a ‘preferred’ but nonexclusive provider of online and on-site auctions and marketplaces (including those of IronPlanet) in the countries where we do business. In exchange for this designation, Caterpillar will receive commission rate discounts to our standard rates, as well access to certain data and information. We believe the Alliance will significantly strengthen our relationship with Caterpillar dealers.

•	On November 15, 2016, we acquired substantially all of the assets of Kramer. This acquisition is expected to significantly strengthen our penetration of Canada’s agricultural sector and add key talent to our Canadian Ag sales and operations teams. Operating for more than 65 years, Kramer has established a leading market position in Alberta, Saskatchewan, and Manitoba as a premier agricultural auctioneers, offering both on-the-farm and on site live auctions for customers selling equipment, livestock, and real-estate in the agricultural sector. The family-owned and operated business has developed deep, loyal customer relationships over three generations of management by the Kramer family. Like us, Kramer conducts its auctions on an unreserved basis.

EquipmentOne is a key part of a full-service offering to provide our customers with a menu of options that cater to their needs at different points of their asset disposition journey. The strategy of offering EquipmentOne and other sales channels alongside our core auction service is a key step in developing a truly multi-channel offering to our market.

•	During 2016, GTV at EquipmentOne increased 23% compared to 2015.

•	Our EquipmentOne marketplace was expanded into Canada in the third quarter of 2015, contributing full year revenues in 2016.

•	EquipmentOne launched its Enterprise Software Solution (“ESS”) in 2016, which provides a portal for dealer-to-dealer equipment sales. Dealer-to-dealer sales accounted for $29.6 million of the total $148.0 million of GTV in 2016, generating revenues of $0.6 million.

Ritchie Bros.	49

The addition of Ritchie Bros. Private Treaty and Mascus (our listing service), as well as the acquisition of the minority interest in Ritchie Bros. Financial Services, will also contribute to revenue and earnings growth for the Company.

•	On February 19, 2016, we acquired Mascus, a leading global online equipment listing service. The acquisition expands the breadth of equipment disposition and management solutions we can offer our customers. Mascus operates a vibrant online equipment listing service with over 360,000 items for sale and 3.3 million monthly website visits across 58 countries and in 42 languages. The business also provides equipment sellers with a turn-key suite of business tools and software solutions. Mascus customers will benefit from our deep equipment experience and extensive global buying audience, providing further global exposure for Mascus equipment listings.

•	On July 12, 2016, we completed our acquisition of the 49% non-controlling interest in RBFS and announced our strategic investment in Machinio. In 2015, RBFS received more than $1 billion of credit applications and facilitated $222 million in equipment financing for Ritchie Bros. customers – representing 31% growth in funded loans compared to 2014, and 116% growth compared to 2013. RBFS acts as an intermediary with select lending partners to find financing solutions for customers purchasing equipment, including loans and lease-to-own programs. RBFS does not utilize Ritchie Bros. capital in its financing activities. These corporate development initiatives are expected to help position us for future growth and further extend our involvement in the digital innovation of the equipment industry.

We will also continue to focus on accelerating our strategic accounts growth and improving the overall performance and use of our underwritten contracts.

•	Underwritten contract performance improved significantly in 2016 relative to 2015, with a year-over-year increase in Revenue Rate from underwritten contracts.

•	During 2016, we continued to be diligent in our valuations and methodology as it pertains to sectors that continue to experience pressure, including oil and gas and mining, in order to compete effectively and grow the business in those sectors.

•	New leadership was appointed to oversee the Strategic Accounts team in order drive better results from this area of the business.

DRIVE Efficiencies and Effectiveness

We plan to take advantage of opportunities to improve the overall effectiveness of our organization by enhancing sales productivity, modernizing and integrating our legacy IT systems and optimizing business processes.

•	During 2016 we implemented many technology and business process solutions to drive operational efficiency, which drove better auction site-to-head office data sharing, improved the customer payment and load-out experience, and enhanced our mobile bidding technology.

o	As an example, during the second quarter of 2016, our first ‘quick win’ project was successfully launched. This project involved an integration of our auction site operational processes with our administrative office accounting procedures. By automating the post-sale customer receipt process, we were able to greatly reduce the amount of time and expense required to match customer receipts with sale invoices, thereby ensuring timely release of customer equipment purchased at auction. These time savings have enabled our personnel to focus on customer needs and improve the customer experience. The project qualified as a ‘quick win’ due to the minimal capital expenditure that was required, the short implementation timeframe, and the fact that it drove significant efficiencies in our post-sale processes.

•	Also in early 2016, we implemented a new capital expenditure approval process, which included the establishment of a Capital Committee to review and approve all significant capital information technology projects. The primary goal of the Capital Committee is to continue to control our capital expenditure, maximizing returns on information technology investments and realizing ‘quick wins’ with respect to process and customer service improvements.

We are also implementing formal performance measurement metrics to gauge our effectiveness and progress, and will better align our executive compensation plans with our new strategy and key targets.

Ritchie Bros.	50

•	Scorecards of key performance metrics are consistently measured and shared externally each quarter and internally more frequently.

•	In early 2016, we initiated a revision to our short-term incentive plans for all management levels. This revision simplified the plans to focus on three rather than four financial measures. For directors and above, the revision prioritizes financial measures above individual goals, with a minimum of 70% of the short-term incentive based on financial results, as opposed to a 50% minimum. We believe that such a shift will better align employee incentives with our objective of increasing shareholder value.

We also continue to evaluate ways to most effectively structure our organization to enhance the agility of our business, and speed up our decision making processes, to better serve our customers.

•	Direct income statement responsibility has been allocated to key leadership roles.

•	A regional structure has provided enhanced agility to cater to the unique regional preferences and needs of our customers.

•	In addition, we announced the following appointments, which improved the alignment of our organizational structure: Becky Alseth as Chief Marketing Officer effective January 4, 2016; and Marianne Marck as Chief Information Officer effective April 18, 2016.

OPTIMIZE our Balance Sheet

Our business model provides us with the ability to generate strong cash flows. Cash flow represents our ability to convert revenue into cash, and provides a meaningful indication of the strength of our business. During 2016, we continued to focus not only on profit growth but also on enhancing cash flow and optimizing return on average invested capital by reviewing contract structures and evaluating auction site returns. We calculate the GAAP measure return on average invested capital directly from our consolidated financial statements by dividing net income attributable to stockholders by our average invested capital. During the fourth quarter of 2016, the Company closed its Beijing, China auction site by terminating the lease early. Ritchie Bros. will continue to conduct off-site auctions in China, which drive better returns than auctions that were held at the Beijing auction site.

During 2016 we also adjusted our capital structure, securing additional long-term debt sufficient to finance the transactions contemplated by the Merger Agreement:

•	On August 29 ,2016, in connection with the execution of the Merger Agreement, we obtained a financing commitment (the “Commitment Letter”) from Goldman Sachs Bank USA (“GS Bank”) pursuant to which GS Bank was committed to provide (i) a senior secured revolving credit facility in an aggregate principal amount of $150.0 million (the “Revolving Facility”), and (ii) a senior unsecured bridge loan facility in an aggregate principal amount of $850.0 million (the “Bridge Facility”, and together with the Revolving Facility, the “Facilities”).

•	On October 27, 2016, we closed a new five-year credit agreement (the “Credit Agreement”) with a syndicate of lenders, including Bank of America, N.A. (“BofA”) and Royal Bank of Canada, which provides us with:

1)	Multicurrency revolving facilities of up to $675.0 million (the “Multicurrency Facilities”);

2)	A delayed-draw term loan facility of up to $325.0 million (the “Delayed-Draw Facility” and together, the “New Facilities”); and

3)	At our election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the Multicurrency Facilities in an aggregate amount of up to $50 million.

•	In conjunction with the closing of the Credit Agreement, we terminated the entire $150 million Revolving Facility and $350 million of the $850 million Bridge Facility. Debt from the Credit Agreement will initially be used to finance the Merger with IronPlanet.

•	On December 21, 2016, the Company completed an offering of $500 million of senior unsecured notes (the “Notes”), due 2025. Proceeds from the sale of the Notes will be primarily used to finance the Acquisition. Funds from the Notes, a delayed-draw term loan under the Delayed-Draw Facility, the Multicurrency Facilities, as well as any cash on hand may also be used to pay transaction fees and expenses related the Acquisition.

Ritchie Bros.	51

The gross proceeds from the Notes offering, together with any prefunded accrued interest, will be held in an escrow account pending the consummation of the Acquisition. The Notes were issued at par with a maturity date of January 15, 2025. The Notes accrue interest at a rate of 5.375% per year, with interest to be paid semi-annually on each January 15 and July 15, commencing January 15, 2017.

•	In conjunction with the issuance of the Notes, we terminated the remaining $500 million of the Bridge Facility.

•	On March 1, 2016, we were granted approval of a new normal course issuer bid by the TSX to allow us to continue pursuing share repurchases through both the NYSE and the TSX. In March 2016, we repurchased 1.46 million of our common shares at a total cost of $36.7 million in order to address option dilution, consistent with our capital allocation priorities.

•	Also during 2016, we paid dividends of $70.5 million to our stockholders. In total we returned $107.2 million to our stockholders as we executed on our capital allocation strategy during 2016. We also managed our net capital spending such that it remains well below our target of 10% of our revenues on a trailing 12-month basis. We calculate the GAAP measure net capital spending directly from our consolidated statement of cash flows by adding property, plant and equipment additions to intangible asset additions, and subtracting proceeds on disposition of property, plant and equipment.

Used Equipment Market Update

The used equipment market remained stable until late in the third quarter of 2016. At the end of the third quarter of 2016, we saw a marginal improvement in pricing, which continued into the fourth quarter. However, pricing remained lower than the used equipment valuation peak that occurred in the first quarter of 2015.

We continued to see performance vary among asset sectors and geographies. Sectors that had been under extreme downward pressure in previous quarters, including those tied to commodities such as the oil and gas and mining sectors, saw some positive movement in commodity pricing commencing late in the third quarter of 2016 and continuing into the fourth quarter. As a result, we started to see some assets that had been immobile since early 2015 slowly begin to be utilized in certain geographies. Comparatively, the transportation sector, especially in North America, has remained under pressure since early 2016 when there was an excess of transportation assets that came to market. We believe this excess fleet turnover was the source of some price deterioration for transportation assets in 2016.

In terms of equipment values, North America continued to be our strongest geographical region for most of 2016, responding most favorably to changes in commodity pricing and the overall economic environment. In early 2016, uncertainty in the macro economic environment negatively impacted both demand for equipment as well as equipment values, particularly in North America. However, near the end of 2016, we saw some stabilization in that regard. Australia responded favorably to the commodity price improvement that occurred late in the third quarter and into the fourth quarter of 2016, experiencing some uplift in the value of assets tied to commodities.

We also continued to see an improvement in the overall age of equipment coming to market relative to recent years; a trend that we believe results from the increase in OEM production that began in 2010 and is generating more transactions in the current used equipment marketplace, as well as creating larger pools of used equipment for future transactions. We continue to closely monitor new equipment production models, dealer and rental sales performance, and pricing actions in light of pressures in the broader industrial equipment sector.

Ritchie Bros.	52

Results of Operations

Financial overview	Year ended December 31,
				Change
(in U.S.$000's, except EPS)	2016	2015	2014	2016 over 2015		2015 over 2014
Revenues	$566,395	$515,875	$481,097	10%		7%
Costs of services, excluding depreciation and amortization	66,062	56,026	57,884	18%		(3)%
Selling, general and administrative expenses	283,529	254,389	248,220	11%		2%
Acquisition-related costs	11,829	601	-	1868%		100%
Depreciation and amortization expenses	40,861	42,032	44,536	(3)%		(6)%
Gain on disposal of property, plant and equipment	(1,282)	(9,691)	(3,512)	(87)%		176%
Impairment loss	28,243	-	8,084	100%		(100)%
Foreign exchange loss (gain)	1,431	(2,322)	(2,042)	(162)%		14%
Operating income	135,722	174,840	127,927	(22)%		37%
Operating income margin	24.0%	33.9%	26.6%	-990	bps	730	bps
Other income (expense)	(5,228)	1,596	1,111	(428)%		44%
Income tax expense	36,982	37,861	36,475	(2)%		4%
Net income attributable to stockholders	91,832	136,214	90,981	(33)%		50%
Diluted EPS attributable to stockholders	$0.85	$1.27	$0.85	(33)%		49%
Effective tax rate	28.3%	21.5%	28.3%	680 bps		-680 bps
GAP	$4,334,815	$4,247,635	$4,212,641	2%		1%
Revenue Rate	13.07%	12.14%	11.42%	93	bps	72	bps

Gross Auction Proceeds

2016 performance

GAP was $4.3 billion for 2016, a 2% increase over 2015. Included in GAP for 2016 is $148.0 million of GTV from our online marketplaces, which represents a 23% increase over GTV of $120.0 million in 2015. 2016 GTV includes $29.6 million of assets that transacted on a dealer-to-dealer basis on EquipmentOne’s online marketplaces primarily due to the launch of EquipmentOne’s ESS in 2016. Revenues earned on these dealer-to-dealer transactions were $0.6 million in 2016. Dealer-to-dealer transactions on EquipmentOne’s online marketplaces were not significant prior to the introduction of ESS in 2016.

The increase in GAP is primarily due to an increase in the number of core auction lots year-over-year. The total number of lots at industrial and agricultural auctions grew 12%, increasing to 437,300 in 2016 from 390,300 in 2015. However, core auction GAP decreased 9% on a per-lot basis to $9,600 in 2016 from $10,600 in 2015. This decrease is primarily due to the mix and age of equipment that came to market in 2016. We also believe the macro economic environment uncertainties, particularly in North America, negatively impacted equipment demand and pricing and contributed to the decrease in core auction GAP per lot year-over-year. We saw a peak in used equipment values in the first quarter of 2015 that did not recur in 2016.

Ritchie Bros.	53

GAP, on a U.S. dollar basis, grew in Canada and the United States in 2016 compared to 2015. However, this growth was partially offset by a reduction in GAP in Europe over the same comparative period. GAP in the rest of the world grew during 2016 compared to 2015. GAP in 2016 would have been $58.4 million higher, resulting in a 3% increase over 2015, if foreign exchange rates had remained consistent with those in 2015. This adverse effect on GAP is primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar.

During 2016, we continued to actively pursue the use of underwritten contracts from a strategic perspective, entering into such contracts only when the risk/reward profile of the terms were agreeable. The volume of underwritten contracts decreased to 25% of our GAP in 2016 from 29% in 2015, primarily due to the underwritten contracts associated with the Casper, Wyoming, offsite auction that was held on March 25, 2015. Straight commission contracts continue to account for the majority of our GAP.

2015 performance

GAP was $4.2 billion for the year ended December 31, 2015, a 1% increase over 2014. Included in 2015 GAP is $120.0 million of GTV from our online marketplaces, which represents a 13% increase over GTV of $106.1 million in 2014.

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

The volume of underwritten contracts decreased to 29% of our GAP in 2015 from 31% in 2014.

Revenues and Revenue Rate

	Year ended December 31,
				Better/(Worse)
(in U.S. $000's)	2016	2015	2014	2016 over 2015	2015 over 2014
United States	$278,198	$257,824	$223,770	8%	15%
Canada	187,699	166,528	154,392	13%	8%
Europe	52,809	48,419	58,782	9%	(18)%
Other	47,689	43,104	44,153	11%	(2)%
Revenues	$566,395	$515,875	$481,097	10%	7%

Ritchie Bros.	54

Our commission rate and overall Revenue Rate are presented in the graph below:

Quarterly commission rate and Revenue Rate five-year history

The distribution of our revenues across the geographic regions in which we operate was as follows, where the geographic location of revenues corresponds to the location in which the sale occurred, or in the case of online sales, where the company earning the revenues is incorporated:

Revenue distribution	Canada	Outside of Canada	United States	Europe	Other
Year ended December 31, 2016	33%	67%	49%	9%	9%
Year ended December 31, 2015	32%	68%	50%	9%	9%
Year ended December 31, 2014	32%	68%	47%	12%	9%

2016 performance

Revenues increased 10% in 2016 compared to 2015, primarily due to a strong Revenue Rate and volume increases in GAP. Included in 2016 revenues were $16.5 million of revenues from EquipmentOne, which represents a 9% increase over EquipmentOne revenues of $15.1 million in 2015.

Our Revenue Rate increased 93 bps to an annual record 13.07% in 2016 compared to 12.14% in 2015. This increase is primarily due to our underwritten contract performance combined with an increase in fee revenue, which is not directly linked to GAP. Our overall average commission rate was 9.78% in 2016, compared to 9.54% in 2015. This increase is primarily due to the performance of our underwritten business. While our underwritten contract volume decreased during 2016 compared to 2015, our underwritten contract commission rates increased over the same comparative period.

Our fee revenue earned in 2016 represented 3.28% of GAP compared to 2.60% of GAP in 2015. The increase was primarily due to an increase in financing and other fees resulting from the improved performance of our value-added service offerings, combined with the mix of equipment sold at our auctions. Financing fees from RBFS increased 30% to $12.8 million in 2016 from $9.8 million in 2015. Mascus contributed $7.5 million of subscription, license, and other fee revenues in 2016. Xcira contributed $4.6 million of technology service fees in 2016, compared to $0.9 million on 2015.

Revenue grew in Canada, the United States, Europe, and the rest of the world in 2016 compared to 2015, primarily as a result of increases in GAP, Revenue Rates, and the acquisition of new businesses.

Ritchie Bros.	55

Foreign exchange rates had a negative impact on revenues in 2016 as a significant portion of revenues are in Canada and the Netherlands. Refer to the table under “Translational impact of foreign exchange rates” below for details of the foreign exchange rate impact.

2015 performance

Revenues increased 7% in 2015 over 2014 primarily due to an improved commission rate, increased fees, and volume increases in GAP. Included in 2015 revenues is $15.1 million of revenues from our online marketplaces, which represents a 15% increase over revenues from online marketplaces of $13.2 million in 2014.

Our Revenue Rate increased 72 bps to 12.14% in 2015 compared to 11.42% in 2014, and our overall average commission rate was 9.54% in 2015 compared to 9.00% in 2014. These increases are primarily due to the disciplined execution of our underwritten contracts. Our underwritten contract commission rates and volume increased in 2015 compared to 2014.

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

Revenue grew in the United States in 2015 compared to 2014, primarily as a result of increases in GAP and Revenue Rate in that region. Foreign exchange rates had a negative impact on revenues in 2015. Refer to the table under “Translational impact of foreign exchange rates” below for details of the foreign exchange rate impact.

Costs of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions, earning online marketplace revenues, and earning other fee revenues. Costs incurred in direct relation to conducting our auctions include labour, buildings, facilities and technology expenses, and travel, advertising and promotion expenses. Typically, agricultural auctions and auctions located in frontier regions are costlier than auctions held at our permanent and regional auction sites as they do not benefit from economies of scale and frequency.

Costs of services incurred to earn online marketplace revenues include inventory management, referral, inspection, sampling, and appraisal fees. Costs of services incurred in earning other fee revenues include labour, commissions on sales, software maintenance fees, and materials.

2016 performance

Costs of services increased $10.0 million or 18% in 2016 compared to 2015. Costs of services related to our Core Auction reportable segment were $63.6 million, or 1.47% of GAP, in 2016 compared to $56.0 million, or 1.32% of GAP, in 2015. This $7.5 million increase is primarily due to the increase in number of lots at our auctions, the increase in the number of agricultural auctions and auctions located in frontier regions, the recognition of costs of services from Xcira of $2.8 million, and a strategic increase in advertising and promotional expenditure targeted at our larger auctions, including our five-day, premier global auction in Orlando, United States. We believe the targeted increase in advertising and promotional expenditure contributed to the increase in GAP.

During 2016, 87% of our GAP was attributable to auctions held at our permanent and regional auction sites, including those located in frontier regions, compared to 85% in 2015. We held 356 auctions in 2016, compared to 345 in 2015. The proportion of GAP earned at those sites decreased over the same comparative period.

EquipmentOne and Mascus contributed $1.7 million and $0.8 million, respectively, to our total costs of services in 2016. Prior to fiscal 2016, costs of services generated by EquipmentOne were insignificant and recorded within SG&A expenses.

Ritchie Bros.	56

2015 performance

Costs of services decreased $1.9 million or 3% in 2015 compared to 2014. Costs of services related to our Core Auction reportable segment were $56.0 million, or 1.32% of GAP, in 2015 compared to $57.9 million, or 1.37% of GAP, in 2014. This $1.9 million decrease is primarily due to the increase in number auctions held at our permanent and regional auction sites year-over-year.

During 2015, 85% of our GAP was attributable to auctions held at our permanent and regional auction sites, including those located in frontier regions, compared to 86% in 2014. We held 345 auctions in 2015, compared to 349 in 2014. The proportion of GAP earned at those sites increased over the same comparative period.

Selling, general and administrative expenses

SG&A expenses by nature are presented below:

	Year ended December 31,
				% Change
(in U.S. $000's)	2016	2015	2014	2016 over 2015	2015 over 2014
Employee compensation	$180,929	$166,227	$159,398	9%	4%
Buildings, facilities and technology	49,219	41,404	41,725	19%	(1)%
Travel, advertising and promotion	24,384	22,307	22,454	9%	(1)%
Professional fees	13,344	12,500	11,480	7%	9%
Other SG&A expenses	15,653	11,951	13,163	31%	(9)%
	$283,529	$254,389	$248,220	11%	2%

Prior period acquisition-related costs have been reclassified and presented separately from SG&A expenses to conform with current period presentation. In the fourth quarter of 2016, the definition of acquisition-related costs was expanded to include continuing employment costs incurred to retain key employees for a specified period of time following a business acquisition. This change was applied retrospectively and resulted in a further reclassification of SG&A expenses to acquisition-related costs. The following table summarizes the amounts reclassified between SG&A expenses and acquisition-related expenses on a retrospective basis:

	Previously		Current
(in U.S.$000's)	reported	Reclassified	presentation
Year ended December 31, 2015:
SG&A expenses	$254,990	$(601)	$254,389
Acquisition-related costs	-	601	601

Three months ended March 31, 2016:
SG&A expenses	$68,307	$(1,197)	$67,110
Acquisition-related costs	-	1,197	1,197

Three months ended June 30, 2016:
SG&A expenses	$74,595	$(603)	$73,992
Acquisition-related costs	-	603	603

Three months ended September 30, 2016:
SG&A expenses	$69,000	$(707)	$68,293
Acquisition-related costs	4,691	707	5,398

2016 performance

Our SG&A expenses increased $29.1 million, or 11%, in 2016 compared to 2015. Foreign exchange rates had a positive impact on SG&A expenses in 2016 as a significant portion of administration expenses are in Canada and the Netherlands. Refer to the table under “Translational impact of foreign exchange rates” below for details of the foreign exchange rate impact.

Ritchie Bros.	57

Employee compensation expenses increased $14.7 million 2016 compared to 2015. This increase included a positive effect from foreign exchange rates of $2.6 million. Removing foreign exchange impacts, the primary drivers of the increase in employee compensation were the 8% net growth of our headcount (excluding Mascus and Xcira), $6.3 million mark-to-market fair value changes in our liability-classified share units, $3.1 million from Mascus, and $2.1 million from Xcira, and $0.7 million from Petrowsky.

The overall increase in the fair value of our liability-classified share units in 2016 compared to 2015 is related to the performance of our common share price. Our share price closed at $34.00 per common share on December 31, 2016 compared to $24.11 per common share on December 31, 2015.

Employee compensation expenses in 2016 included $0.7 million in termination benefits resulting from the Separation Agreement with our former President, US & LATAM, which compares to $2.1 million in termination benefits in 2015 resulting from the Separation Agreement with our former Chief Sales Officer.

Buildings, facilities and technology costs increased $7.8 million in 2016 compared to 2015. This increase is primarily attributable to our value-added service offerings, and in particular, the costs required to support the growing fee revenues generated by that business. Mascus, Petrowsky, and Xcira contributed $0.7 million, $0.2 million, and $0.2 million, respectively, in 2016.

Travel, advertising and promotion increased $2.1 million in 2016 compared to 2015, primarily due to an increase in rental fees as a result of a replacement of our aged and retired company vehicles with new vehicles under operating leases. Mascus contributed $0.6 million of the increase, and we also participated in more tradeshows in 2016 compared to 2015.

Other SG&A increased $3.7 million in 2016 compared to 2015, primarily attributable to our value-added service offerings, and in particular, the costs required to support the growing fee revenues generated by that business. During 2016, we also incurred higher value-added tax and surtaxes in Beijing, China, as well as greater bank charges associated with the New Facilities and the Notes.

Included in SG&A expenses for 2016 are $12.9 million of SG&A expenses from EquipmentOne, which decreased 6% over EquipmentOne SG&A expenses of $13.7 million in 2015.

2015 performance

Our SG&A expenses increased $6.2 million, or 2%, in 2015 compared to 2014, less than half the rate of our revenue growth. Foreign exchange rates had a positive impact on SG&A expenses in 2015 as a significant portion of administration expenses are in Canada and the Netherlands. Refer to the table under “Translational impact of foreign exchange rates” below for details of the foreign exchange rate impact.

Employee compensation expenses increased $6.8 million 2015 compared to 2014. This increase included a positive effect from foreign exchange rates of $14.5 million. Removing foreign exchange impacts, the primary drivers of the increase in employee compensation were $12.0 million higher incentive compensation, 4% net growth of our headcount (excluding Xcira), annual merit increases, $2.1 million in termination benefits resulting from the Separation Agreement with our former Chief Sales Officer, $0.7 million higher stock option compensation and share unit expenses, and $0.6 million from Xcira. These increases were partially offset by $5.5 million of management reorganization costs in 2014.

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

Ritchie Bros.	58

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

Included in 2015 SG&A expense is $13.7 million of SG&A expenses from EquipmentOne, which decreased 7% over EquipmentOne SG&A expenses of $14.8 million in 2014.

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination, due diligence and integration planning related to the Acquisition, and continuing employment costs that are recognized separately from our business combinations. Business combination, due diligence, and integration operating expenses include advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel and securities filing fees.

2016 performance

Acquisition-related costs for 2016 consisted of $8.2 million, $1.7 million, $1.1 million, $0.6 million, and $0.2 million associated with IronPlanet, Mascus, Xcira, Petrowsky, and Kramer, respectively.

2015 performance

Acquisition-related costs for the 2015 consisted of $0.6 million associated with Xcira.

Depreciation and amortization expenses

2016 performance

Our depreciation and amortization expenses decreased $1.2 million, or 3%, in 2016 compared to 2015, primarily due to the positive impact of foreign exchange rate changes. Included in 2016 depreciation and amortization expenses are $2.6 million of depreciation and amortization expenses from EquipmentOne, which represents a 12% decrease over depreciation and amortization expenses from online marketplaces of $3.0 million in 2015.

2015 performance

Our depreciation and amortization expenses decreased $2.5 million, or 6%, in 2015 compared to 2014, primarily due to the positive impact of foreign exchange rate changes combined with assets related to our website development becoming fully depreciated in 2015. The positive impact from foreign exchange is primarily due to the declining value of the Canadian dollar and the Euro relative to the U.S. dollar. Included in 2015 depreciation and amortization expenses are $3.0 million of depreciation and amortization expenses from EquipmentOne, which represents an 18% decrease over depreciation and amortization expenses from online marketplaces of $3.7 million in 2014.

Gain on disposal of property, plant and equipment

2016 performance

Gains on disposal of property, plant and equipment primarily consist of $0.7 million in gains on the disposal of Company vehicles and yard equipment throughout 2016, as well as a $0.5 million gain on the sale of excess land in Denver, United States, that was realized the third quarter of 2016.

Ritchie Bros.	59

2015 performance

Gains on disposal of property, plant and equipment primarily consist of an $8.4 million gain on sale of excess land in Edmonton, Canada in the fourth quarter of 2015, a $3.4 million gain on the sale of our former auction site in Grande Prairie, Canada in the third quarter of 2014, and a $9.2 million gain on the sale of excess land in Prince Rupert, Canada in the fourth quarter of 2013. Due to their significance and the fact that they are non-recurring, these gains have been presented as adjusting items and excluded from our adjusted results, where applicable.

Impairment loss

2016 performance

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

2015 performance

There was no impairment loss in 2015. In 2014, we recognized an $8.1 million impairment loss on our property in Japan. This impairment loss has been presented as an adjusting item and excluded from our adjusted results, where applicable.

Operating income

2016 performance

Operating income decreased $39.1 million, or 22% to $135.7 million in 2016 compared to $174.8 million in 2015. This decrease is primarily due to the impairment loss recognized on the EquipmentOne reporting unit goodwill and customer relationships during the third quarter of 2016, combined with increases in SG&A expenses, acquisition-related costs, and costs of services, as well as a decrease in gains on disposal of property, plant and equipment. This decrease is partially offset by the increase in revenues year-over-year. Adjusted operating income3 (non-GAAP measure) decreased $2.5 million, or 1%, to $164.0 million in 2016 compared to $166.5 million in 2015.

Operating income margin, which is our operating income divided by revenues, decreased 990 bps to 24.0% in 2016 compared to 33.9% in 2015. This decrease is primarily due to the impairment loss recognized on the EquipmentOne reporting unit goodwill and customer relationships during the third quarter of 2016, combined with increases in SG&A expenses, acquisition-related costs, and costs of services, as well as a decrease in gains on disposal of property, plant and equipment. This decrease is partially offset by the increase in revenues year-over-year. Adjusted operating income margin4 (non-GAAP measure) decreased 340 bps to 28.9% in 2016 from 32.3% in 2015.

[3]	Adjusted operating income is a non-GAAP measure. We use income statement and balance sheet performance scorecards to align our operations with our strategic priorities. We concentrate on a limited number of metrics to ensure focus and to facilitate quarterly performance discussions. Our income statement scorecard includes the performance metric, adjusted operating income. We believe that comparing adjusted operating income for different financial periods provides useful information about the growth or decline of operating income for the relevant financial period. We calculate adjusted operating income by eliminating from operating income the pre-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as management reorganization costs, severance, gains/losses on sale of certain property, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. Adjusted operating income is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[4]	Our income statement scorecard includes the performance metric, adjusted operating income margin, which is a non-GAAP measure. We believe that comparing adjusted operating income margin for different financial periods provides useful information about the growth or decline of our operating income for the relevant financial period. We calculate adjusted operating income margin by dividing adjusted operating income (non-GAAP measure) by revenues. Adjusted operating income margin is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	60

Foreign exchange rates had a negative impact on operating income in 2016. Refer to the table under “Translational impact of foreign exchange rates” below for details of the foreign exchange rate impact.

2015 performance

Operating income increased 37% to $174.8 million in 2015 compared to $127.9 million in 2014. This increase is primarily due to the GAP and revenue increases year-over-year, the pre-tax gain on disposal of excess property in Edmonton, Canada, of $8.4 million in 2015, and the $8.1 million impairment loss on our property in Japan in 2014. The increase is partially offset by increases in SG&A expenses in 2015 compared to 2014. Adjusted operating income (non-GAAP measure) increased $28.3 million, or 20%, to $166.5 million in 2015 compared to $138.2 million in 2014.

Operating income margin, which is our operating income divided by revenues, increased to 33.9% in 2015 compared to 26.6% in 2014. This increase is primarily due to the GAP and revenue increases year-over-year, the pre-tax gain on disposal of excess property in Edmonton, Canada, of $8.4 million in 2015, and the $8.1 million impairment loss on our property in Japan in 2014. The increase is partially offset by increases in SG&A expenses in 2015 compared to 2014. Adjusted operating income margin (non-GAAP measure) increased 360 bps to 32.3% in 2015 from 28.7% in 2014.

Foreign exchange rates had a negative impact on operating income in 2015. Refer to the table under “Translational impact of foreign exchange rates” below for details of the foreign exchange rate impact.

Other income (expense)

Other income (expense) is comprised of the following:

	Year ended December 31,
				% Change
(in U.S. $000's)	2016	2015	2014	2016 over 2015	2015 over 2014
Interest income	$1,863	$2,660	$2,222	(30)%	20%
Interest expense	(5,564)	(4,962)	(5,277)	(12)%	6%
Equity income	1,028	916	458	12%	100%
Debt extinguishment costs	(6,787)	-	-	(100)%	-
Other, net	4,232	2,982	3,708	42%	(20)%
Other income (expense)	$(5,228)	$1,596	$1,111	(428)%	44%

Debt extinguishment costs were incurred in the fourth quarter of 2016 in association with the early termination of pre-existing long-term debt due in May 2022. 2016 interest expense includes $0.8 million of interest on the Notes from December 21, 2016 through December 31, 2016. The Notes bear interest at a fixed rate of 5.375% per annum on a principal balance of $500.0 million, which compares to the fixed rates of 4.225% and 3.59% per annum that were associated with the early-terminated Canadian dollar 34 million term loan and $30 million term loan, respectively.

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

2016 performance

Income tax expense was $37.0 million in 2016, compared to an income tax expense of $37.9 million in 2015. Our effective tax rate was 28.3% in 2016, compared to 21.5% in 2015. The increase in the effective tax rate was primarily due to the higher estimate of non-deductible goodwill impairment loss and acquisition-related costs, partially offset by a greater estimated proportion of annual earnings taxed in jurisdictions with lower tax rates for fiscal 2016 compared to fiscal 2015.

Ritchie Bros.	61

2015 performance

For the year ended December 31, 2015, income tax expense was $37.9 million, compared to an income tax expense of $36.5 million in 2014 and $40.3 million in 2013. The 4% increase in income tax expense from 2014 to 2015 is partly a result of the 37% increase in income before income taxes over the same period.

Our effective tax rate was 21.5% in 2015 compared to 28.3% in 2014. The decrease in effective tax rate in 2015 over 2014 was primarily due to a decrease in the valuation allowance on our tax assets, which resulted from a change in our assessment of our ability to realize deferred tax assets in light of new information that arose during our tax planning initiatives in the fourth quarter of 2015. This new information allowed us to recognize tax losses that had been carried forward from certain historical tax years. The utilization of these tax losses has been presented as an adjusting item and excluded from our adjusted results, where applicable.

Net income

2016 performance

Net income attributable to stockholders decreased $44.4 million, or 33%, to $91.8 million in 2016 compared to $136.2 million in 2015. This decrease is primarily due to the impairment loss recognized on the EquipmentOne reporting unit goodwill and customer relationships during the third quarter of 2016, combined with increases in SG&A expenses, acquisition-related costs, and costs of services, as well as a decrease in gains on disposal of property, plant and equipment and the incurrence of debt extinguishment costs in the fourth quarter of 2016. This decrease is partially offset by the increase in revenues year-over-year. Adjusted net income attributable to stockholders5 (non-GAAP measure) increased $2.2 million, or 2%, to $123.3 million in 2016 from $121.1 million in 2015.

Primarily for the same reasons noted above, net income decreased $45.1 million, or 33%, to $93.5 million in 2016 from $138.6 million in 2015. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)6 (non-GAAP measure) decreased $2.3 million, or 1%, to $210.1 million in 2016 from $212.4 million in 2015.

Net income margin decreased 1040 bps to 16.5% in 2016 from 26.9% in 2015. This decrease is primarily due to the impairment loss recognized on the EquipmentOne reporting unit goodwill and customer relationships during the third quarter of 2016, combined with increases in SG&A expenses, acquisition-related costs, and costs of services, as well as a decrease in gains on disposal of property, plant and equipment and the incurrence of debt extinguishment costs in the fourth quarter of 2016. This decrease is partially offset by the increase in revenues year-over-year. Adjusted EBITDA margin7 (non-GAAP measure) decreased 410 bps to 37.1% in 2016 from 41.2% in 2015.

[5]	Adjusted net income attributable to stockholders is a non-GAAP financial measure. We believe that comparing adjusted net income attributable to stockholders for different financial periods provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[6]	Adjusted EBITDA is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA is also an element of the performance criteria for certain performance share units we granted to our employees and officers in 2013 and 2014. Adjusted EBITDA is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income excluding the pre-tax effects of adjusting items. Adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[7]	Adjusted EBITDA margin is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA margin presents adjusted EBITDA (non-GAAP measure) as a multiple of revenues. Adjusted EBITDA margin is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	62

Debt at December 31, 2016 represented 6.6 times net income as at and for the year ended December 31, 2016. This compares to debt at December 31, 2015, which represented 0.8 times net income as at and for the year ended December 31, 2015. The increase in this debt/net income multiplier is primarily due to a net increase in long-term debt from December 31, 2015 to December 31, 2016, combined with the decrease in net income for the year ended December 31, 2016 compared to the year ended December 31, 2015, as discussed above. The increase in debt is primarily due to the issuance of the Notes for a principal amount of $500.0 million in December 2016. Adjusted debt/adjusted EBITDA8 (non-GAAP measure) was 0.6 as at and for the year ended December 31, 2016 compared to 0.5 as at and for the year ended December 31, 2015.

2015 performance

Net income attributable to stockholders increased $45.2 million, or 50%, to $136.2 million in 2015 compared to $91.0 million in 2014. This increase is primarily due to the GAP and revenue increases year-over-year, the pre-tax gain on disposal of excess property in Edmonton, Canada, of $8.4 million in 2015, and the $8.1 million impairment loss on our property in Japan in 2014. The increase is partially offset by increases in SG&A expenses in 2015 compared to 2014. Adjusted net income attributable to stockholders (non-GAAP measure) increased $20.7 million, or 21%, to $121.1 million in 2015 from $100.3 million in 2014.

Primarily for the same reasons noted above, net income increased $46.0 million, or 50%, to $138.6 million in 2015 from $92.6 million in 2014. Adjusted EBITDA (non-GAAP measure) decreased $25.5 million, or 14%, to $212.4 million in 2015 from $186.9 million in 2014.

Net income margin increased 770 bps to 26.9% in 2015 from 19.2% in 2014. This increase is primarily due to the GAP and revenue increases year-over-year, the pre-tax gain on disposal of excess property in Edmonton, Canada, of $8.4 million in 2015, and the $8.1 million impairment loss on our property in Japan in 2014. The increase is partially offset by increases in SG&A expenses in 2015 compared to 2014. Adjusted EBITDA margin (non-GAAP measure) increased 240 bps to 41.2% in 2015 from 38.8% in 2014.

Debt at December 31, 2015 represented 0.8 times net income as at and for the year ended December 31, 2015. This compares to debt at December 31, 2014, which represented 1.3 times net income as at and for the year ended December 31, 2014. The decrease in this debt/net income multiplier is primarily due to the increase net income for the year ended December 31, 2015 compared to the year ended December 31, 2014, as discussed above, combined with a net decrease in long-term debt at December 31, 2015 compared to December 31, 2014. Debt/adjusted EBITDA (non-GAAP measure) was 0.5 as at and for the year ended December 31, 2015 compared to 0.6 as at and for the year ended December 31, 2014.

[8]	Our balance sheet scorecard includes the performance metric, adjusted debt/adjusted EBITDA, which is a non-GAAP financial measure. We believe that comparing adjusted debt/adjusted EBIDTA on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations, and in particular, it is an indicator of the amount of time it would take for us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are discussed further below under “liquidity and capital resources”. We calculate adjusted debt/adjusted EBITDA by dividing adjusted debt (non-GAAP measure) by adjusted EBITDA (non-GAAP measure). Adjusted debt (non-GAAP measure) is calculated as debt as reported in our consolidated financial statements reduced by long-term debt held in escrow. Adjusted debt/adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below. In prior periods, we calculated this metric as debt divided by adjusted EBITDA and called it ‘debt/adjusted EBITDA (non-GAAP measure)’. In the current period, we changed the title, definition, and calculation of this non-GAAP measure as a result of the issue of the Notes, which are currently held in escrow and not currently accessible by us and, therefore, not contributing to the generation of net income. There was no impact on previously reported results of this metric since we have not historically been subject to our debt being held in escrow. We believe that by adjusting debt to remove funds we do not have access to, we are more accurately measuring our ability to fund liquidity. We anticipate reverting back to the original title, definition, and calculation of this metric when we no longer have debt in escrow.

Ritchie Bros.	63

Diluted EPS

2016 performance

Diluted EPS attributable to stockholders decreased 33% to $0.85 per share in 2016 from $1.27 per share in 2015. This decrease is primarily due to the decrease in net income attributable to stockholders, combined with a 25,320 increase in the weighted average number of dilutive shares outstanding over the same comparative period. Diluted adjusted EPS attributable to stockholders9 (non-GAAP measure) increased 2% to $1.15 per share in 2016 from $1.13 per share in 2015.

2015 performance

Diluted EPS attributable to stockholders increased 49% to $1.27 per share in 2015 from $0.85 per share in 2014. This increase is primarily due to the increase in net income attributable to stockholders, combined with a 222,354 decrease in the weighted average number of dilutive shares outstanding over the same comparative period. Diluted adjusted EPS attributable to stockholders (non-GAAP measure) increased 22% to $1.13 per share in 2015 from $0.93 per share in 2014.

Foreign exchange loss and effect of exchange rate movement on income statement components

We conduct operations around the world in a number of different currencies, but our presentation currency is the U.S. dollar. In 2016, approximately 48% of our revenues and 58% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 45% and 58%, respectively in 2015.

Transactional impact of foreign exchange rates

We recognized $1.4 million of transactional foreign exchange losses in 2016, compared to $2.3 million of transactional foreign exchange gains during 2015. Foreign exchange losses and gains are primarily the result of settlement of foreign-denominated monetary assets and liabilities.

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

[9]	Diluted adjusted EPS attributable to stockholders is a non-GAAP financial measure. We believe that comparing diluted adjusted EPS attributable to stockholders for different financial periods provides useful information about the growth or decline of our diluted EPS attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS attributable to stockholders is calculated by dividing adjusted net income attributable to stockholders (non-GAAP measure) by the weighted average number of dilutive shares outstanding. Diluted adjusted EPS attributable to stockholders is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	64

The following tables present our Constant Currency results and Translational FX Impact for the years ended December 31, 2016, 2015, and 2014, as well as reconcile those metrics to revenues, costs of services, SG&A expenses, acquisition-related costs, depreciation and amortization expenses, gain on disposition of property, plant and equipment, impairment loss, foreign exchange loss/gain, and operating income, which are the most directly comparable GAAP measures in our consolidated financial statements:

	Year ended December 31,				2016 over 2015		Constant
	2016				reported		Currency
		Translational	Constant	2015	change		change
(in U.S. $000's)	As reported	FX Impact	Currency	as reported	$	%	$	%
GAP	$4,334,815	$58,421	$4,393,236	$4,247,635	$87,180	2%	$145,601	3%
Revenues	566,395	6,775	573,170	$515,875	50,520	10%	57,295	11%
Costs of services, excluding depreciation and amortization	66,062	579	66,641	56,026	10,036	18%	10,615	19%
SG&A expenses	283,529	4,256	287,785	254,389	29,140	11%	33,396	13%
Acquisition-related costs	11,829	-	11,829	601	11,228	1868%	11,228	1868%
Depreciation and amortization expenses	40,861	658	41,519	42,032	(1,171)	(3)%	(513)	(1)%
Gain on disposition of property, plant and equipment	(1,282)	-	(1,282)	(9,691)	8,409	(87)%	8,409	(87)%
Impairment loss	28,243	-	28,243	-	28,243	100%	28,243	100%
Foreign exchange loss (gain)	1,431	414	1,845	(2,322)	3,753	(162)%	4,167	(179)%
Operating income	$135,722	$868	$136,590	$174,840	$(39,118)	(22)%	$(38,250)	(22)%

	Year ended December 31,				2015 over 2014		Constant
	2015				reported		Currency
		Translational	Constant	2014	change		change
(in U.S. $000's)	As reported	FX Impact	Currency	as reported	$	%	$	%
GAP	$4,247,635	$319,420	$4,567,055	$4,212,641	$34,994	1%	$354,414	8%
Revenues	515,875	40,455	556,330	$481,097	34,778	7%	75,233	16%
Costs of services, excluding depreciation and amortization	56,026	4,537	60,563	-57,884	(1,858)	(3)%	2,679	5%
SG&A expenses	254,389	22,362	276,751	248,220	6,169	2%	28,531	11%
Acquisition-related costs	601	-	601	-	601	100%	601	100%
Depreciation and amortization expenses	42,032	3,788	45,820	-44,536	(2,504)	(6)%	1,284	3%
Gain on disposition of property, plant and equipment	(9,691)	(2,191)	(11,882)	(3,512)	(6,179)	176%	(8,370)	238%
Impairment loss	-	-	-	8,084	(8,084)	(100)%	(8,084)	(100)%
Foreign exchange gain	(2,322)	(143)	(2,465)	(2,042)	(280)	14%	(423)	21%
Operating income	$174,840	$12,102	$186,942	$127,927	$46,913	37%	$59,015	46%

Ritchie Bros.	65

	Year ended December 31,					2014 over 2013		Constant
	2014					reported		Currency
		Translational	Constant		2013	change		change
(in U.S. $000's)	As reported	FX Impact	Currency		as reported	$	%	$	%
GAP	$4,212,641	$106,861	$4,319,502		$3,817,769	$394,872	10%	$501,733	13%
Revenues	481,097	12,695	493,792		$467,403	13,694	3%	26,389	6%
Costs of services, excluding depreciation and amortization	57,884	1,491	59,375		54,008	3,876	7%	5,367	10%
SG&A expenses	248,220	7,344	255,564		243,736	4,484	2%	11,828	5%
Depreciation and amortization expenses	44,536	1,317	45,853		43,280	1,256	3%	2,573	6%
Gain on disposition of property, plant and equipment	(3,512)	(173)	-	(3,685)	(10,552)	7,040	(67)%	6,867	(65)%
Impairment loss	8,084	683	8,767		-	8,084	100%	8,767	100%
Foreign exchange gain	(2,042)	183	(1,859)		(28)	(2,014)	7193%	(1,831)	6539%
Operating income	$127,927	$1,850	$129,777		$136,959	$(9,032)	(7)%	$(7,182)	(5)%

U.S. dollar exchange rate comparison

	Year ended December 31,
				% Change
Value of one U.S. dollar3	2016	2015	2014	2016 over 2015	2015 over 2014
Period-end exchange rate
Canadian dollar	$1.3442	$1.3839	$1.1621	(3)%	19%
Euro	0.9506	0.9208	0.8265	3%	11%
Average exchange rate
Canadian dollar	$1.3256	$1.2788	$1.1048	4%	16%
Euro	0.9042	0.9017	0.7538	-	20%

The majority of the change in the value of the U.S. dollar to the Canadian dollar and the Euro occurred during the first quarter of 2015. Since that time, the U.S. dollar continued a more moderate appreciation against those currencies. The weakening of the U.S. dollar relative to the Canadian dollar and the Euro between December 31, 2015 and December 31, 2016 substantially occurred during the third quarter of 2016.

Operations Update

The majority of our business continues to be generated by our core auction operations. During 2016, we conducted 233 unreserved industrial auctions at locations in North America, Central America, Europe, the Middle East, Australia, New Zealand, and Asia, compared to 229 during 2015. We also held 123 unreserved agricultural auctions in 2016, compared to 116 in 2015.

Ritchie Bros.	66

Our key industrial auction metrics10 are shown below:

	Year ended December 31,
				% Change
	2016	2015	2014	2016 over 2015	2015 over 2014
Bidder registrations	549,000	507,500	463,500	8%	9%
Consignments	53,450	47,600	45,250	12%	5%
Buyers	138,400	123,700	112,850	12%	10%
Lots	398,500	354,500	319,500	12%	11%

We saw increases in all key industrial auction metrics in 2016 compared to 2015, primarily as a result of our focused efforts on growing the business combined with the performance of the used equipment market, which remained stable during most of 2016 and improved marginally late in the third quarter and into the fourth quarter of 2016.

Although our auctions vary in size, our average industrial auction results for the years ended December 31, 2016, 2015, and 2014, are described in the following table:

	Year ended December 31,
				Change
	2016	2015	2014	2016 over 2015	2015 over 2014
GAP	$16.8 million	$16.8 million	$16.5 million	$-	$0.3 million
Bidder registrations	2,356	2,219	1,988	6%	12%
Consignors	229	209	195	10%	7%
Lots	1,711	1,551	1,370	10%	13%

For the same reasons discussed above, we saw improvements in all of our average industrial auction metrics for the years ended December 31, 2016, 2015, and 2014, except for GAP per industrial auction between 2016 and 2015. Average GAP per industrial auction did not change year-over-year primarily as a result of the decrease in core auction GAP on a per-lot basis. GAP per lot decreased in 2016 compared to 2015 primarily in response to changes in the mix and age of equipment that came to market. We also believe the macro economic environment uncertainties, particularly in North America, negatively impacted equipment demand and pricing and contributed to the decrease in core auction GAP per lot year-over-year.

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

Internet bidders comprised 66% of the total bidder registrations at our industrial auctions in 2016, compared to 63% in 2015. This increase in the level of internet bidders continues to demonstrate our ability to drive multichannel participation at our auctions.

Our EquipmentOne website (www.equipmentone.com) provides access to our online equipment marketplace.

[10]	For a breakdown of these key industrial auction metrics by month, please refer to our website at www.rbauction.com. None of the information in our website is incorporated by reference into this document by this or any other reference.

[11]	None of the information in our websites is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	67

The following table provides information about the average monthly users of our websites:

	As at December 31,
				% Change
	2016	2015	2014	2016 over 2015	2015 over 2014
www.rbauction.com	917,391	934,290	822,718	(2)%	14%
www.equipmentone.com	106,657	108,579	98,187	(2)%	11%

2016 performance

We saw a decrease in the number of average monthly users of www.rbauction.com between 2015 and 2016. We believe this decrease is primarily due to the decrease in core auction GAP on a per lot basis. Lower valued lots are not advertised as heavily as higher value lots, and as such, attract less web traffic.

We also saw a decrease in the number of average monthly users of www.equipmentone.com in 2016 compared to 2015. We believe the decrease is primarily due to a more targeted marketing effort in 2016, which reached a smaller audience, but an audience that was more likely to transact on the online marketplace. As such, we believe this targeted marketing, which focuses on the quality of web traffic rather than the quantity, contributed to the increase in EquipmentOne revenues in 2016 compared to 2015.

During 2016, the average number of monthly visits to Mascus’ global websites was 3,256,071.

2015 performance

We saw a significant increase in the number of average monthly users of www.rbauction.com between 2014 and 2015. This increase was primarily due to greater search traffic, which we believe is a direct result of our search engine optimization efforts. Those efforts took effect in the latter half of 2014 and were focused on adapting our website to mobile devices.

We also saw an increase in the number of average monthly users of www.equipmentone.com in 2015 compared to 2014. We believe this increase was primarily due to cross-promotional efforts that took place in 2015, and in particular, the addition of a link to www.equipmentone.com that we built onto our www.rbauction.com website in April 2015 that allows users to search both websites simultaneously for equipment listings. We also believe our search engine optimization efforts in 2015, as well as a series of advertising and promotional efforts directed towards EquipmentOne, modifications made to improve user experience, and a greater number of equipment listings on the website contributed to the increase in average monthly users of www.equipmentone.com.

Online bidding and equipment marketplace purchase metrics

We continue to see an increase in the use and popularity of both our online bidding system and our online equipment marketplace. During 2016, we attracted record online bidder registrations and sold approximately $2.1 billion of equipment, trucks and other assets to online auction bidders and EquipmentOne customers. This represents an 8% increase over the $1.9 billion of assets sold online in 2015, and an annual sales record.

Productivity

We measure Sales Force Productivity as trailing 12-month core auction GAP per Revenue Producer12.  It is an operational statistic that we believe provides a gauge of the effectiveness of Revenue Producers in increasing our GAP, and ultimately our net income. Sales Force Productivity decreased to $11.9 million per Revenue Producer at December 31, 2016 from $12.1 million per Revenue Producer at December 31, 2015.

[12]	Revenue Producers is a term used to describe our revenue-producing sales personnel. This definition is comprised of Regional Sales Managers and Territory Managers.

Ritchie Bros.	68

The decrease was primarily attributable to the addition of three Revenue Producers from Kramer and one from Petrowsky, that were only contributing to our GAP for the portion of 2016 that was post-acquisition.

Our headcount statistics, which exclude Xcira and Mascus employees, as at the end of each period are presented below:

	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015
Total full-time employees	1,649	1,641	1,600	1,559	1,522	1,513	1,515	1,479
Regional Sales Managers	51	50	45	49	46	48	46	45
Territory Managers	301	304	304	296	296	307	307	308
Revenue Producers	352	354	349	345	342	355	353	353
Trainee Territory Managers	23	22	28	26	31	26	24	30
Other sales personnel	109	110	103	99	95	88	87	79
Sales personnel	484	486	480	470	468	469	464	462

Total headcount (excluding Xcira and Mascus employees) increased by net 127 between December 31, 2015 and December 31, 2016, which consisted of increases of net 16 sales personnel and net 111 administrative and operational personnel.

Included in the administrative and operational personnel increase was an increase of net 23 equipment inspectors, yard staff, and other personnel at our Edmonton, Canada, auction site to support growth in that region. While some of this increase came from the addition of new employees, a portion of the headcount increase in Edmonton was also the result of the conversion of part time employees to full time employees. The increase in administrative and operational personnel also included net 18 from RBFS13 and net five from EquipmentOne to support growth of those businesses, as well as net nine and net eight as a result of our acquisition of Petrowsky and Kramer, respectively. In addition, between December 31, 2015 and December 31, 2016, our finance team increased by net 13 as a result of a restructure of the finance department for the strategic purpose of partnering finance personnel with the leaders responsible for driving growth in the business.

Between December 31, 2015 and December 31, 2016, the number of Revenue Producers increased by net 10 and the number of Trainee Territory Managers and other sales personnel increased by net six, resulting in the overall net 16 increase in total sales personnel. The increase in Revenue Producers during that period includes an increase in the number of Territory Managers by net five.

Xcira had a total headcount of 52 full time employees at December 31, 2016, which has increased by net two since December 31, 2015. Mascus had a total headcount of 49 at December 31, 2016.

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the NYSE and the TSX. On February 17, 2017, we had 106,822,475 common shares issued and outstanding, 555,028 share units awarded under our senior executive and employee performance share unit (“PSU”) plans, and stock options outstanding to purchase a total of 3,364,903 common shares. No preferred shares have been issued or are outstanding. The outstanding stock options had a weighted average exercise price of $24.02 per share and a weighted average remaining term of 7.4 years.

[13]	RBFS account managers generate financing fee revenue but do not produce GAP. As such, they are excluded from our definition of Revenue Producers and the measurement of Sales Force Productivity, which is based on core auction GAP.

Ritchie Bros.	69

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

Share repurchase program

In March 2016, we executed the following share repurchases at a total cost of $36.7 million:

	Issuer purchases of equity securities
	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publically announced program (2)	(d) Maximum approximate dollar value of shares that may yet be purchased under the program (1)
March 2016 (3)	1,460,000	$25.15	1,460,000	$15.8 million

(1)	On January 12, 2015, we announced that our Board of Directors had authorized a share repurchase program for the repurchase of up $100 million worth of our common shares (subject to TSX approval) over the next three years. The initial normal course issuer bid approved by the TSX (the “initial NCIB”) was for a one-year period from March 3, 2015 through March 2, 2016. No purchases were made under the initial NCIB during the first quarter of 2016, and the initial NCIB expired in accordance with its terms on March 2, 2016.

(2)	On February 25, 2016, we announced our intention to renew our normal course issuer bid on the expiry of the initial NCIB. On March 1, 2016, the TSX approved a new normal course issuer bid (the “new NCIB”) for a one-year period from March 3, 2016 to March 2, 2017. The information in the above table relates to purchases made, and eligible to be made in the future, pursuant to the new NCIB.

(3)	Repurchases under the new NCIB during the month of March 2016 began on March 8, 2016 and ended on March 15, 2016. All repurchased shares were cancelled on March 15, 2016. No further share repurchases were made pursuant to the new NCIB, or by any other means, during 2016.

Liquidity and Capital Resources

Working capital

	December 31,	December 31,
(in U.S. $000's)	2016	2015	% Change
Cash and cash equivalents	$207,867	$210,148	(1)%
Current restricted cash	$50,222	$83,098	(40)%

Current assets	$377,998	$430,099	(12)%
Current liabilities	252,834	289,966	(13)%
Working capital	$125,164	$140,133	(11)%

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our working capital decreased during the year ended December 31, 2016, primarily due to the payment of dividends of $73.9 million, the acquisition of the 49% non-controlling interest in RBFS for cash consideration of $41.1 million during the third quarter of 2016, and the repurchase of 1.46 million common shares for $36.7 million in the first quarter of 2016. Net income generated during the period partially offset this decrease, as did the refinancing of our long-term loan that fell due in May 2016, which resulted in the replacement of the current portion of long-term debt with non-current long-term debt.

Ritchie Bros.	70

Cash flows

	Year ended December 31,
				% Change
(in U.S. $000's)	2016	2015	2014	2016 over 2015	2015 over 2014
Cash provided by (used in):
Operating activities	$177,558	$196,459	$149,019	(10)%	32%
Investing activities	(116,862)	(29,348)	(30,124)	298%	(3)%
Financing activities	404,143	(80,689)	(101,633)	601%	(21)%
Effect of changes in foreign currency rates	4	(26,265)	(18,534)	100%	42%
Net increase in cash, cash equivalents, and restricted cash	$464,843	$60,157	$(1,272)	673%	(4829)%

Operating activities

Cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing, size, and number of auctions during the period, the volume of our underwritten contracts, the timing of the receipt of auction proceeds from buyers and of the payment of net amounts due to consignors, as well as the location of the auction with respect to restrictions on the use of cash generated therein.

Cash provided by operating activities decreased $18.9 million, or 10%, during 2016 compared to 2015. This decrease is primarily due to the decrease in net income over the same comparative period after removing the impact of the $28.2 million non-cash impairment loss recognized on EquipmentOne goodwill and customer relationships, combined with changes in certain of our operating assets and liabilities, including auction proceeds payable, income taxes payable, and income taxes receivable. This decrease was partially offset by net changes in inventory that resulted in greater cash inflows. Operating free cash flow (“OFCF”)14 (non-GAAP measure) decreased $34.5 million, or 19%, to $147.8 million in 2016 from $182.3 million in 2015.

Investing activities

Net cash used in investing activities increased $87.5 million, or 298%, during 2016 compared to 2015. This increase is primarily due to the acquisition of the 49% non-controlling interest in RBFS for cash consideration of $41.1 million, the acquisition of Mascus for cash consideration of $28.1 million (net of cash and cash equivalents acquired), the acquisition of Kramer for $11.1 million, a $10.0 million decrease in proceeds on disposition of property, plant and equipment, an increase in intangible asset additions of $8.8 million, and the acquisition of Petrowsky for cash consideration of $6.3 million. The increase was partially offset by the acquisition of Xcira for $12.1 million (net of cash and cash equivalents acquired), a decrease in property, plant and equipment additions of $3.1 million, and the acquisition of equity investments for $3.0 million in 2015.

The increase in intangible asset additions is primarily due to the capitalization of costs to assets under development. Significant software development projects include those related to computer system transformation, customer experience and process improvements, website enhancement, adaptation of our website to mobile devices including creation of a mobile bidding app, Xcira’s next-generation auction bidding platforms, enhanced wifi access at many of our auction sites, and disaster recovery preparedness.

[14]	OFCF is non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes the performance metric, OFCF. OFCF is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate OFCF by subtracting net capital spending from cash provided by operating activities. OFCF is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	71

CAPEX Intensity presents net capital spending as a percentage of revenue. We believe that comparing CAPEX Intensity on a trailing 12-month basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

	Year ended December 31,
				Change
(in U.S. $ millions)	2016	2015	2014	2016 over 2015	2015 over 2014
Property, plant and equipment additions	$18.9	$22.1	$25.0	(14)%	(12)%
Intangible asset additions	17.6	8.8	13.9	100%	(37)%
Proceeds on disposition of property
plant and equipment	(6.7)	(16.7)	(9.3)	(60)%	80%
Net capital spending	$29.8	$14.2	$29.6	110%	(52)%
Revenues	$566.4	$515.9	$481.1	10%	7%
CAPEX intensity	5.3%	2.8%	6.2%	250 bps	-340 bps

CAPEX Intensity increased in 2016 compared to 2015, primarily due to the fact that the net capital spending increase of 110% exceeded the revenue increase of 10% year-over-year. The net capital spending increase was primarily the result of a $10.0 million, or 60%, decrease in proceeds on disposition of property, plant and equipment, combined with an $8.8 million increase in intangible asset additions, as discussed above. The decrease in proceeds on disposition of property, plant and equipment year-over-year is primarily due to the $8.4 million gain on sale of excess land in Edmonton, Canada in the fourth quarter of 2015.

Financing activities

Net cash provided by financing activities increased $484.8 million, or 601%, in 2016 compared to 2015, primarily due to gross proceeds of $500.0 million received in exchange for the issue of the Notes in December 2016. This increase was partially offset by the payment of $10.6 million in debt issue costs also in 2016.

The net increase in cash provided by financing activities was also the result of $147.1 million in proceeds from our drawings on the Multicurrency Facilities to refinance pre-existing long-term debt. The increase was offset by the use of the proceeds to repay existing indebtedness in the fourth quarter of 2016, which included $55.9 million of pre-existing long-term debt due in May 2022 and $45.7 million of debt that was being refinanced on a long-term basis under the pre-existing credit facilities. The increase was also offset by the repayment of long-term debt of $46.6 million in the second quarter of 2016 related to the Canadian dollar 60 million term loan that fell due in May 2016, as well as payment of $6.8 million in debt extinguishment costs in the fourth quarter of 2016 associated with the early termination of the $55.9 million of long-term debt.

We declared and paid regular cash dividends of $0.16 per common share for the quarters ended December 31, 2015 and March 31, 2016, and we declared and paid regular cash dividends of $0.17 per common share for the quarters ended June 30, 2016 and September 30, 2016. We have declared, but not yet paid, a dividend of $0.17 per common share for the quarter ended December 31, 2016.

Total dividend payments during 2016 were $70.5 million to stockholders and $3.4 million to non-controlling interests. This compares to total dividend payments of $64.3 million to stockholders and $1.3 million to non-controlling interests during 2015. All dividends we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, increased 2960 bps to 76.8% for the year ended December 31, 2016 from 47.2% for the year ended December 31, 2015. This increase is primarily the result of the decrease in net income attributable to stockholders combined with the increase in our dividends paid to stockholders over the same comparative period.

Ritchie Bros.	72

Our adjusted dividend payout ratio15 (non-GAAP measure) increased 410 bps to 57.2% for the year ended December 31, 2016 from 53.1% for the year ended December 31, 2015.

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period. Return on average invested capital decreased 820 bps to 8.8% during 2016 from 17.0% in 2015. This decrease is primarily due to a $239.8 million, or a 30%, increase in average invested capital year-over-year, which was primarily the result of the issuance of the Notes in the fourth quarter of 2016. Also contributing to the decrease in return on average invested capital in 2016 compared to 2015 was a $44.4 million, or 33%, decrease in net income attributable to stockholders. Return on invested capital (“ROIC”)16 (non-GAAP measure) decreased 330 bps to 11.8% during 2016 from 15.1% in 2015. ROIC excluding escrowed debt17 (non-GAAP measure) increased 40 bps to 15.5% during 2016 from 15.1% in 2015.

Debt and credit facilities

At December 31, 2016, our short-term debt of $23.9 million consisted of borrowings under our committed, revolving credit facilities, and had a weighted average annual interest rate of 2.2%. This compares to short-term debt of $12.4 million as at December 31, 2015, with a weighted average annual interest rate of 1.8%.

The $43.3 million current portion of long-term debt as at December 31, 2015 consisted entirely of our Canadian dollar 60 million term loan under our uncommitted, revolving credit facility. We refinanced this term loan on a long-term basis when it fell due on May 4, 2016 by drawing on our committed, revolving credit facility.

At December 31, 2016, we had a total of $595.7 million long-term debt, with a weighted average annual interest rate of 4.9%. This compares to long-term debt of $97.9 million as at December 31, 2015, with a weighted average annual interest rate of 5.0%.

[15]	Adjusted dividend payout ratio is non-GAAP financial measure. We believe that comparing the adjusted dividend payout ratio for different financial periods provides useful information about how well our net income supports our dividend payments. Adjusted dividend payout ratio is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders (non-GAAP measure). Adjusted dividend payout ratio is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.
[16]	ROIC is a non-GAAP financial measure that we believe, by comparing on a trailing 12-month basis for different financial periods provides useful information about the after-tax return generated by our investments. Our balance sheet scorecard includes the performance metric, ROIC. ROIC is also an element of the performance criteria for certain PSUs we granted to our employees and officers in 2013 and 2014. We calculate ROIC as net income attributable to stockholders excluding the effects of adjusting items divided by average invested capital. Average invested capital is a GAAP measure calculated as the average long-term debt (including current and non-current portions) and stockholders’ equity over a trailing 12-month period. ROIC is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.
[17]	ROIC excluding escrowed debt is a non-GAAP financial measure that we believe, by comparing on a trailing 12-month basis for different financial periods provides useful information about the after-tax return generated by our investments by removing the impact of the issue of the Notes, which are currently held in escrow. While the Notes are in escrow and not accessible by us, they are not contributing to the generation of net income. We believe that by adjusting debt to remove funds we do not have access to, we are providing more accurate information about the after-tax return generated by our investments. We calculate ROIC excluding escrowed debt as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure). We calculate adjusted average invested capital (non-GAAP measure) as the adjusted average long-term debt (non-GAAP measure) and average stockholders’ equity over a trailing 12-month period. We calculate adjusted average long-term debt (non-GAAP measure) as the average of adjusted opening long-term debt (non-GAAP measure) and adjusted ending long-term debt (non-GAAP measure). Adjusted opening long-term debt (non-GAAP measure) and adjusted ending long-term debt (non-GAAP measure) are calculated as opening or ending long-term debt, as applicable, as reported in our consolidated financial statements reduced by long-term debt held in escrow. ROIC excluding escrowed debt is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	73

Our long-term debt and available credit facilities at December 31, 2016 and 2015 were as follows:

	Year ended December 31,
(in U.S. $000's)	2016	2015	% Change
Long-term debt	$595,706	$97,915	508%
Committed
Revolving credit facilities	687,000	312,693	120%
Revolving credit facilities available	548,649	300,358	83%
Delayed draw facility	325,000	-	100%
Delayed draw facility available	325,000	-	100%
Uncommitted
Revolving credit facilities	-	64,533	(100)%
Revolving credit facilities available	-	42,973	(100)%
Non-revolving credit facilities	-	225,000	(100)%
Non-revolving credit facilities available	-	127,076	(100)%
Total credit facilities	$1,012,000	$602,226	68%
Total credit facilities available	873,649	470,407	86%

Syndicated credit facility

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

We incurred debt issuance costs of $6.4 million in connection with the Credit Agreement. At December 31, 2016, we had unamortized deferred debt issuance costs relating to the Credit Agreement of $6.2 million.

Ritchie Bros.	74

On October 27, 2016, we terminated our pre-existing revolving bi-lateral credit facilities, which consisted of $313.0 million of committed revolving credit facilities and $292.2 million of uncommitted credit facilities, as well as the $50.0 million bulge credit facility (the “Old Credit Facilities”). On the same day, we also prepaid all outstanding debt issued under the Old Credit Facilities using funds from the New Facilities, which resulted in the fixed rate long-term debt being replaced by floating rate long-term debt and $6.8 million in early termination fees, which were recognized in net income as debt extinguishment costs on the transaction date.

Senior unsecured notes

On December 21, 2016, we completed the offering of $500.0 million aggregate principal amount of 5.375% Notes due January 15, 2025. The Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

We will use the proceeds of the offering to finance the transactions contemplated by the Merger Agreement. Upon the closing of the offering, the gross proceeds from the offering together with certain additional amounts including prepaid interest were deposited in to an escrow account. The funds will be held in escrow until the completion of the transactions contemplated by the Merger Agreement. If the acquisition is not consummated on or before October 31, 2017, or the Merger Agreement is terminated prior to such date, we will redeem all of the outstanding Notes at a redemption price equal to 100% of the original offering price of the Notes, plus accrued and unpaid interest. Until the release of the proceeds in the escrow account, the Notes will be secured by a first priority security interest in the escrow account. Upon the completion of the Acquisition, the Notes will be senior unsecured obligations. The Notes will be jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of our subsidiaries, which guarantees the obligations under the Credit Agreement.

We incurred debt issuance costs of $4.2 million in connection with the offering of the Notes. At December 31, 2016, we had unamortized deferred debt issuance costs relating to the Notes of $4.2 million.

GS Bank Facilities

As noted under “Strategy” above, on August 29 ,2016, we obtained the Commitment Letter from GS Bank pursuant to which GS Bank was committed to provide the $150.0 million Revolving Facility and the $850.0 million Bridge Facility. No draws were made against these Facilities in 2016. In conjunction with the closing of the Credit Agreement in October 2016, we terminated the $150.0 million Revolving Facility and $350.0 million of the $850.0 million Bridge Facility with GS Bank. In conjunction with the issuance of the Notes in December 2016, we terminated the remaining $500.0 million of the $850.0 million Bridge Facility with GS Bank.

Other credit facilities

As at December 31, 2016, we also have $12.0 million in committed, revolving credit facilities, in certain foreign jurisdictions, which expire on May 31, 2018.

Debt covenants

The Credit Agreement contains certain covenants that could limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain significant exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests; (iii) make loans, advances or other investments; (iv) incur liens; (v) sell or otherwise dispose of assets; and (vi) enter into transactions with affiliates. The Credit Agreement also provides for certain events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding under the Credit Agreement to be declared immediately due and payable.

Ritchie Bros.	75

The Notes were issued pursuant to an indenture, dated December 21, 2016, with U.S. Bank National Association, as trustee (the “Indenture”). The Indenture contains covenants that limit our ability, and the ability of certain of our subsidiaries to, among other things and subject to certain significant exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests; (iii) make any principal payment on, or redeem or repurchase, subordinated debt; (iv) make loans, advances or other investments; (v) incur liens; (vi) sell or otherwise dispose of assets; and (vii) enter into transactions with affiliates. The Indenture also provides for certain events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes under the applicable indenture to be declared immediately due and payable.

We were in compliance with all financial and other covenants applicable to our credit facilities at December 31, 2016.

Contractual obligations at December 31, 2016

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(in U.S. $000's)	Total	1 year	years	years	5 years
Long-term debt obligations:
Principal	$623,838	$23,912	$-	$99,926	$500,000
Interest	220,812	10,205	58,482	58,062	94,063
Capital lease obligations	4,241	1,484	2,366	391	-
Operating lease obligations	105,436	12,664	21,433	14,623	56,716
Purchase obligations	3,197	3,197	-	-	-
Share unit liabilities	14,665	10,422	4,243	-	-
Other non-current liabilities	7,344	-	5,485	-	1,859
Total contractual obligations	$979,533	$61,884	$92,009	$173,002	$652,638

Our long-term debt obligations included in the table above consist of draws under the New Facilities and our Notes. Our finance leases relate primarily to computer, automotive, and yard equipment. Our operating leases relate primarily to land on which we operate regional auction sites and administrative buildings, located in North America, Central America, Europe, the Middle East, and Asia. Other operating leases include leases of automotive, yard, and office equipment. Purchase obligations relate to capital expenditure commitments we have made with respect to property, plant and equipment and intangible assets. Share unit liabilities reflect the amounts of the future cash-settlement obligations of share units earned that are expected to vest as at December 31, 2016.

In the normal course of our business, we may guarantee a minimum level of proceeds in connection with the sale at auction of a consignor’s equipment. Our total exposure as at December 31, 2016 from these guarantee contracts was $15.2 million, compared to $55.8 million at December 31, 2015, which we anticipate will be fully covered by the proceeds that we will receive from the sale at auction of the related equipment, plus our commission. We do not record any liability in our financial statements in respect of these guarantee contracts, and they are not reflected in the contractual obligations table above.

Going concern assessment

We believe our existing working capital and availability under our credit facilities, including the New Facilities, the Notes, and our other credit facilities, are sufficient to satisfy our present operating requirements and contractual obligations (detailed above), as well as to fund future growth including, but not limited to, mergers and acquisitions, development of EquipmentOne and Mascus, and other growth opportunities.

Ritchie Bros.	76

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

The following discussion of critical accounting policies and estimates is intended to supplement the significant accounting policies presented in the notes to our consolidated financial statements included in “Part II, Item 8: Financial Statements and Supplementary Data” presented in our Annual Report on Form 10-K, which summarize the accounting policies and methods used in the preparation of those consolidated financial statements. The policies and the estimates discussed below are included here because they require more significant judgments and estimates in the preparation and presentation of our consolidated financial statements than other policies and estimates.

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

Ritchie Bros.	77

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

Valuation of performance share units subject to market conditions

We initially measure the cost of share units that are subject to market vesting conditions using a binomial model to determine the fair value of the liability incurred. Estimating fair value for share-based payment transactions requires determination of the most appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate also requires determination of the most appropriate inputs to the valuation model, including the expected life of the share unit, volatility and dividend yield, as well as making assumptions about them. For cash-settled share-based payment transactions, the liability needs to be re-measured at the end of each reporting period up to the date of settlement. This requires a reassessment of the estimates used at the end of each reporting period.

Identification of reporting units and recoverability of goodwill

We perform impairment tests on goodwill on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. As permitted by US GAAP, we performed a Step 0 qualitative assessment during our annual impairment test on December 31, 2016. We determined that it was not more likely than not that the fair value of each reporting unit was less than its carrying amount, and, therefore, the two-step impairment test (described below) was not required.

Impairment testing involves determination of reporting units, which we determined to be at the same level as our reportable operating segment for core auction, and one below for EquipmentOne and Mascus, which are included in our other reportable operating segment. One of the key judgments made in arriving at this determination was that the business components of the core auction operating segment could be aggregated into a single reporting unit on the basis of similarity in the nature of their services, the type of class of customer for their services, and the methods used to provide their services. Goodwill related to the acquisition of auction businesses and Xcira, the provider of our online auction bidding technology, have been assigned to the core auction reporting unit. Goodwill arising from the acquisition of AssetNation, the provider of our online marketplaces, has been assigned to the EquipmentOne reporting unit.

Where Step 0 indicates that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The first step of the two-step impairment test prescribed by US GAAP is to identify potential impairment by comparing the reporting unit fair value with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed, wherein the carrying amount of the goodwill in the reporting unit is compared to its implied fair value. The implied fair value is calculated by performing a hypothetical purchase price allocation in the same manner as if the reporting unit was being acquired in a business combination. An impairment loss is recognized for the excess of the goodwill’s carrying amount over its implied fair value.

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

Ritchie Bros.	78

Core Auction reporting unit

Significant estimates used in the earnings approach valuation of our Core Auction reporting unit are our discount rate of 10%, which reflects the risk premium on this reporting unit based on assessments of risks related to projected cash flows, and our long-term growth rate of 2%, which is used to extrapolate cash flows beyond the five-year forecast.

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

Ritchie Bros.	79

The second step of the goodwill impairment test involved allocating the EquipmentOne reporting unit fair value to all the assets and liabilities of that reporting unit, including identifiable intangible assets, deferred tax assets, and deferred tax liabilities, based on their estimated fair values.

Based on the results of the goodwill impairment test, we recorded an impairment loss on the EquipmentOne reporting unit goodwill of $23.6 million during the quarter ended September 30, 2016. Management performed a qualitative assessment of impairment on the EquipmentOne reporting unit as part of the annual goodwill test on December 31, 2016, and concluded that there were no indicators of impairment that would require completion of the two-step quantitative impairment test at that date.

Mascus reporting unit

Significant estimates used in the earnings approach valuation of our Mascus reporting unit are our discount rate of 12%, which reflects the risk premium on this reporting unit based on assessments of risks related to projected cash flows, and our long-term growth rate of 3.5%, which is used to extrapolate cash flows beyond the five-year forecast.

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

Ritchie Bros.	80

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

Management performed the annual impairment test on indefinite-lived intangible assets at December 31, 2016, and concluded that there were no indicators of impairment at that date.

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

Liabilities for uncertain tax positions are recorded based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We also continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Ritchie Bros.	81

Recent Accounting Pronouncements

Recent accounting pronouncements that significantly impact our accounting policies or the presentation of our consolidated financial position or performance have been disclosed in the notes to our consolidated financial statements included in “Part II, Item 8: Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K.

Non-GAAP Measures

We make reference to various non-GAAP measures throughout this Annual Report on Form 10-K. These measures do not have a standardized meaning and are, therefore, unlikely to be comparable to similar measures presented by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with generally accepted accounting principles.

The following tables present our adjusted operating income (non-GAAP measure) and adjusted operating income margin (non-GAAP measure) results for the years ended December 31, 2016, 2015, and 2014, as well as reconcile those metrics to operating income, revenues, and operating income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Year ended December 31,
				Change
(in U.S. $ thousands)	2016	2015	2014	2016 over 2015	2015 over 2014
Operating income	$135,722	$174,840	$127,927	(22)%	37%
Pre-tax adjusting items:
Management reorganization	-	-	5,533	-	(100)%
Gain on sale of excess property	-	(8,384)	(3,386)	100%	(148)%
Impairment loss	28,243	-	8,084	100%	(100)%
Adjusted operating income
(non-GAAP measure)	163,965	166,456	138,158	(1)%	20%
Revenues	$566,395	$515,875	$481,097	10%	7%

Operating income margin	24.0%	33.9%	26.6%	-990 bps	730 bps
Adjusted operating income margin
(non-GAAP measure)	28.9%	32.3%	28.7%	-340 bps	360 bps

The 2016 adjusting item was a $28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter.

The 2015 adjusting item was an $8.4 million ($7.3 million after tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter.

The 2014 adjusting items were a $5.5 million ($4.2 million after tax, or $0.04 per diluted share) charge recorded in the fourth quarter to recognize termination benefits relating to the Company's management reorganization, a $3.4 million ($2.9 million after tax, or $0.03 per diluted share) gain on the sale of the Company's former permanent auction site in Grande Prairie, Canada, recognized in the third quarter, and an $8.1 million ($8.1 million after tax, or $0.08 per diluted share) impairment loss recorded in the third quarter against the Company's land and improvements and auction building in Narita, Japan.

Ritchie Bros.	82

The following tables present our adjusted net income attributable to stockholders (non-GAAP measure) and diluted adjusted EPS attributable to stockholders (non-GAAP measure) results for the years ended December 31, 2016, 2015, and 2014, as well as reconcile those metrics to net income (loss) attributable to stockholders, the weighted average number of dilutive shares outstanding, and diluted EPS (loss per share) attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements:

	Year ended December 31,
				Change
(in U.S. $ thousands, except share and per share data)	2016	2015	2014	2016 over 2015	2015 over 2014
Net income attributable to stockholders	$91,832	$136,214	$90,981	(33)%	50%
Pre-tax adjusting items:
Management reorganization	-	-	5,533	-	(100)%
Debt extinguishment costs	6,787	-	-	100%	-
Gain on sale of excess property	-	(8,384)	(3,386)	(100)%	148%
Impairment loss	28,243	-	8,084	100%	(100)%
Current income tax effect of adjusting
items:
Management reorganization	-	-	(1,321)	-	(100)%
Debt extinguishment costs	(1,787)	-	-	(100)%	-
Gain on sale of excess property	-	1,090	440	(100)%	148%
Deferred income tax effect of adjusting
items:
Impairment loss	(1,798)	-	-	(100)%	-
Deferred tax adjusting item:
Tax loss utilization	-	(7,862)	-	100%	(100)%
Adjusted net income attributable to
stockholders (non-GAAP measure)	$123,277	$121,058	$100,331	2%	21%
Weighted average number of
dilutive shares outstanding	107,457,794	107,432,474	107,654,828	-	-

Diluted EPS attributable to stockholders	$0.85	$1.27	$0.85	(33)%	49%
Diluted adjusted EPS attributable to
stockholders (non-GAAP measure)	$1.15	$1.13	$0.93	2%	22%

The 2016 adjusting items were a $5.0 million ($6.8 million before tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt recognized in the fourth quarter, and a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter.

The 2015 adjusting items were a $7.3 million ($8.4 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter, and $7.9 million ($7.9 million before tax, or $0.07 per diluted share) of tax savings generated by tax loss utilization recognized in the fourth quarter.

The 2014 adjusting items were a $4.2 million ($5.5 million before tax, or $0.04 per diluted share) charge recorded in the fourth quarter to recognize termination benefits relating to the Company's management reorganization, a $2.9 million ($3.4 million before tax, or $0.03 per diluted share) gain on the sale of the Company's former permanent auction site in Grande Prairie, Canada, recognized in the third quarter, and an $8.1 million ($8.1 million before tax, or $0.08 per diluted share) impairment loss recorded in the third quarter against the Company's land and improvements and auction building in Narita, Japan.

Ritchie Bros.	83

The following tables present our adjusted EBITDA (non-GAAP measure) and adjusted EBITDA margin (non-GAAP measure) results for the years ended December 31, 2016, 2015, and 2014, as well as reconcile those metrics to net income (loss), revenues, and net income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Year ended December 31,
				Change
(in U.S. $ thousands)	2016	2015	2014	2016 over 2015	2015 over 2014
Net income	$93,512	$138,575	$92,563	(33)%	50%
Add: depreciation and
amortization expenses	40,861	42,032	44,536	(3)%	(6)%
Less: interest income	(1,863)	(2,660)	(2,222)	(30)%	20%
Add: interest expense	5,564	4,962	5,277	12%	(6)%
Add: current income tax expense	40,341	42,420	33,321	(5)%	27%
Add: deferred income tax
expense (recovery)	(3,359)	(4,559)	3,154	(26)%	(245)%
Pre-tax adjusting items:
Management reorganization	-	-	5,533	-	(100)%
Debt extinguishment costs	6,787	-	-	100%	-
Gain on sale of excess property	-	(8,384)	(3,386)	(100)%	148%
Impairment loss	28,243	-	8,084	100%	(100)%
Adjusted EBITDA	210,086	212,386	186,860	(1)%	14%
Revenues	$566,395	$515,875	$481,097	10%	7%

Net income margin	16.5%	26.9%	19.2%	-1040 bps	770 bps
Adjusted EBITDA margin (non-GAAP
measure)	37.1%	41.2%	38.8%	-410 bps	240 bps

The 2016 adjusting items were a $6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt recognized in the fourth quarter, and a $28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter.

The 2015 adjusting item was an $8.4 million ($7.3 million after tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter.

The 2014 adjusting items were a $5.5 million ($4.2 million after tax, or $0.04 per diluted share) charge recorded in the fourth quarter to recognize termination benefits relating to the Company's management reorganization, a $3.4 million ($2.9 million after tax, or $0.03 per diluted share) gain on the sale of the Company's former permanent auction site in Grande Prairie, Canada, recognized in the third quarter, and an $8.1 million ($8.1 million after tax, or $0.08 per diluted share) impairment loss recorded in the third quarter against the Company's land and improvements and auction building in Narita, Japan.

Ritchie Bros.	84

The following table presents our adjusted debt/adjusted EBITDA (non-GAAP measures) results as at and for the years ended December 31, 2016, 2015, and 2014, as well as reconciles that metric to debt, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the year ended December 31,
							Change
(in U.S. $ millions)	2016		2015		2014		2016 over 2015	2015 over 2014
Short-term debt	$23.9		$12.4		$7.8		93%	59%
Long-term debt	595.7		97.9		110.8		508%	(12)%
Debt	619.6		110.3		118.6		462%	(7)%
Less: long-term debt in escrow	(495.8)		-		-		(100)%	-
Adjusted debt (non-GAAP measure)	123.8		110.3		118.6		12%	(7)%

Net income	$93.5		$138.6		$92.6		(33)%	50%
Add: depreciation and
amortization expenses	40.9		42.1		44.6		(3)%	(6)%
Less: interest income	(1.9)		(2.7)		(2.2)		(30)%	23%
Add: interest expense	5.6		5.0		5.3		12%	(6)%
Add: current income tax expense	40.3		42.4		33.3		(5)%	27%
Less: deferred income tax recovery	(3.4)		(4.6)		3.2		(26)%	(244)%
Pre-tax adjusting items:
Management reorganization	-		-		5.5		-	(100)%
Debt extinguishment costs	6.8		-		-		100%	-
Gain on sale of excess property	-		(8.4)		(3.4)		(100)%	147%
Impairment loss	28.2		-		8.1		100%	(100)%
Adjusted EBITDA	$210.0		$212.4		$187.0		(1)%	14%

Debt/net income	6.6	x	0.8	x	1.3	x	725%	(38)%
Adjusted debt/adjusted EBITDA
(non-GAAP measure)	0.6	x	0.5	x	0.6	x	20%	(17)%

The deduction from long-term debt at December 31, 2016 of long-term debt held in escrow consists entirely of the Notes that have a principal value of $500.0 million reduced by $4.2 million of unamortized debt issue costs.

The 2016 adjusting items were a $6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt recognized in the fourth quarter, and a $28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter.

The 2015 adjusting item was an $8.4 million ($7.3 million after tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter.

The 2014 adjusting items were a $5.5 million ($4.2 million after tax, or $0.04 per diluted share) charge recorded in the fourth quarter to recognize termination benefits relating to the Company's management reorganization, a $3.4 million ($2.9 million after tax, or $0.03 per diluted share) gain on the sale of the Company's former permanent auction site in Grande Prairie, Canada, recognized in the third quarter, and an $8.1 million ($8.1 million after tax, or $0.08 per diluted share) impairment loss recorded in the third quarter against the Company's land and improvements and auction building in Narita, Japan.

Ritchie Bros.	85

The following table presents our OFCF (non-GAAP measure) results on a trailing 12-month basis, and reconciles that metric to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in our consolidated statements of cash flows:

	Year ended December 31,
				Change
(in U.S. $ millions)	2016	2015	2014	2016 over 2015	2015 over 2014
Cash provided by operating activities	$177.6	$196.5	$149.0	(10)%	32%
Property, plant and equipment additions	18.9	22.1	25.0	(14)%	(12)%
Intangible asset additions	17.6	8.8	13.9	100%	(37)%
Proceeds on disposition of property
plant and equipment	(6.7)	(16.7)	(9.3)	(60)%	80%
Net capital spending	$29.8	$14.2	$29.6	110%	(52)%
OFCF (non-GAAP measure)	$147.8	$182.3	$119.4	(19)%	53%

Ritchie Bros.	86

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

	Year ended December 31,
				Change
(in U.S. $ millions)	2016	2015	2014	2016 over 2015	2015 over 2014
Dividends paid to stockholders	$70.5	$64.3	$57.9	10%	11%
Net income attributable to stockholders	$91.8	$136.2	$91.0	(33)%	50%
Pre-tax adjusting items:
Management reorganization	-	-	5.5	-	(100)%
Debt extinguishment costs	6.8	-	-	100%	-
Gain on sale of excess property	-	(8.4)	(3.4)	100%	(147)%
Impairment loss	28.2	-	8.1	100%	(100)%
Current income tax effect of adjusting
items:
Management reorganization	-	-	(1.3)	-	(100)%
Debt extinguishment costs	(1.8)	-	-	(100)%	-
Gain on sale of excess property	-	1.1	0.4	(100)%	175%
Deferred income tax effect of adjusting
items:
Impairment loss	(1.8)	-	-	(100)%	-
Deferred tax adjusting item:
Tax loss utilization	-	(7.9)	-	100%	(100)%
Adjusted net income attributable to
stockholders (non-GAAP measure)	$123.3	$121.1	$100.3	2%	21%

Dividend payout ratio	76.8%	47.2%	63.6%	2960 bps	-1640 bps
Adjusted dividend payout ratio
(non-GAAP measure)	57.2%	53.1%	57.7%	410 bps	-460 bps

The 2016 adjusting items were a $5.0 million ($6.8 million before tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt recognized in the fourth quarter, and a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter.

The 2015 adjusting items were a $7.3 million ($8.4 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter, and $7.9 million ($7.9 million before tax, or $0.07 per diluted share) of tax savings generated by tax loss utilization recognized in the fourth quarter.

The 2014 adjusting items were a $4.2 million ($5.5 million before tax, or $0.04 per diluted share) charge recorded in the fourth quarter to recognize termination benefits relating to the Company's management reorganization, a $2.9 million ($3.4 million before tax, or $0.03 per diluted share) gain on the sale of the Company's former permanent auction site in Grande Prairie, Canada, recognized in the third quarter, and an $8.1 million ($8.1 million before tax, or $0.08 per diluted share) impairment loss recorded in the third quarter against the Company's land and improvements and auction building in Narita, Japan.

Ritchie Bros.	87

The following table presents our ROIC (non-GAAP measure) and ROIC excluding escrowed debt (non-GAAP measure) results on a trailing 12-month basis, and reconciles those metrics to net income attributable to stockholders, long-term debt, stockholders’ equity, and return on average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements. Adjusted opening long-term debt (non-GAAP measure) is not presented due to the lack of adjusting items during the relevant periods:

	Year ended December 31,
				Change
(in U.S. $ millions)	2016	2015	2014	2016 over 2015	2015 over 2014
Net income attributable to stockholders	$91.8	$136.2	$91.0	(33%)	50%
Pre-tax adjusting items:
Management reorganization	-	-	5.5	-	(100)%
Debt extinguishment costs	6.8	-	-	100%	-
Gain on sale of excess property	-	(8.4)	(3.4)	100%	(147)%
Impairment loss	28.2	-	8.1	100%	(100)%
Current income tax effect of adjusting
items:
Management reorganization	-	-	(1.3)	-	(100)%
Debt extinguishment costs	(1.8)	-	-	(100)%	-
Gain on sale of excess property	-	1.1	0.4	(100)%	175%
Deferred income tax effect of adjusting
items:
Impairment loss	(1.8)	-	-	(100)%	-
Deferred tax adjusting item:
Tax loss utilization	-	(7.9)	-	100%	(100)%
Adjusted net income attributable to
stockholders (non-GAAP measure)	$123.3	$121.1	$100.3	2%	21%
Opening long-term debt	$97.9	$110.8	$177.2	(12)%	(37)%
Ending long-term debt	595.7	97.9	110.8	508%	(12)%
Less: long-term debt in escrow	(495.8)	-	-	(100)%	-
Adjusted ending long-term debt
(non-GAAP measure)	99.9	97.9	110.8	2%	(12)%
Average long-term debt	$346.8	$104.4	$144.0	232%	(28)%
Adjusted average long-term debt
(non-GAAP measure)	98.9	104.4	144.0	(5)%	(28)%

Opening stockholders' equity	$703.2	$691.9	$686.1	2%	1%
Ending stockholders' equity	687.1	703.2	691.9	(2)%	2%
Average stockholders' equity	695.2	697.6	689.0	-	1%

Average invested capital	$1,042.0	$802.0	$833.0	30%	(4)%
Adjusted average invested
capital (non-GAAP measure)	794.1	802.0	833.0	(1)%	(4)%

Return on average invested capital(1)	8.8%	17.0%	10.9%	-820 bps	610 bps
ROIC (non-GAAP measure)(2)	11.8%	15.1%	12.0%	-330 bps	310 bps
ROIC excluding escrowed debt
(non-GAAP measure)(3)	15.5%	15.1%	12.0%	40 bps	310 bps

Ritchie Bros.	88

(1)	Calculated as net income attributable to stockholders divided by average invested capital.
(2)	Calculated as adjusted net income attributable to stockholders (non-GAAP measure) divided by average invested capital.
(3)	Calculated as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure).

The 2016 adjusting items were a $5.0 million ($6.8 million before tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt recognized in the fourth quarter, and a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter.

The 2015 adjusting items were a $7.3 million ($8.4 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter, and $7.9 million ($7.9 million before tax, or $0.07 per diluted share) of tax savings generated by tax loss utilization recognized in the fourth quarter.

The 2014 adjusting items were a $4.2 million ($5.5 million before tax, or $0.04 per diluted share) charge recorded in the fourth quarter to recognize termination benefits relating to the Company's management reorganization, a $2.9 million ($3.4 million before tax, or $0.03 per diluted share) gain on the sale of the Company's former permanent auction site in Grande Prairie, Canada, recognized in the third quarter, and an $8.1 million ($8.1 million before tax, or $0.08 per diluted share) impairment loss recorded in the third quarter against the Company's land and improvements and auction building in Narita, Japan.

The deduction from ending long-term debt at December 31, 2016 of long-term debt held in escrow consists entirely of the Notes that have a principal value of $500.0 million reduced by $4.2 million of unamortized debt issue costs.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct operations in local currencies in countries around the world, but we use the U.S. dollar as our presentation currency. As a result, we are exposed to currency fluctuations and exchange rate risk. We cannot accurately predict the future effects of foreign currency fluctuations on our financial condition or results of operations, or quantify their effects on the macroeconomic environment. The proportion of revenues denominated in currencies other than the U.S. dollar in a given period will differ from the annual proportion for the year ended December 31, 2016, which was 48%, depending on the size and location of auctions held during the period. On annual basis, we expect fluctuations in revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar. We have not adopted a long-term hedging strategy to protect against foreign currency fluctuations associated with our operations denominated in currencies other than the U.S. dollar, but we may consider hedging specific transactions if we deem it appropriate in the future.

During 2016, we recorded a net decrease in our foreign currency translation adjustment balance of $9.8 million, compared to $40.8 million in 2015 and $35.8 million in 2014. Our foreign currency translation adjustment arises from the translation of our net assets denominated in currencies other than the U.S. dollar to the U.S. dollar for reporting purposes. Based on our exposures to foreign currency transactions as at December 31, 2016, and assuming that all other variables remain constant, a 100 basis point appreciation or depreciation of the Canadian dollar and Euro against the U.S. dollar would result in an increase/decrease of approximately $5.6 million in our consolidated comprehensive income.

We are not exposed to significant interest rate risk due to the fact that the Notes, which represented 83% of our long-term debt at December 31, 2016, bear interest at a fixed rate of 5.375% per annum. At December 31, 2016, our short-term debt and the remainder of our long-term debt consisted of revolving loans under the Multicurrency Facilities, which usually mature one to three months from inception.

Ritchie Bros.	89

Those revolving loans bear interest, at the Company’s option, at a rate equal to either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or LIBOR (or such floating rate customarily used by BofA for currencies other than U.S. dollars). In either case, an applicable margin is added to the rate. If we determine our exposure to floating interest rates is too high, we may consider fixing a larger portion of our portfolio. As at December 31, 2016, we had a total of $123.8 million in revolving loans (short-term and those refinanced on a long-term basis) bearing floating rates of interest, as compared to $12.4 million at December 31, 2015. Based on the amount owing as of December 31, 2016, and assuming that all other variables remain constant, a change in the U.S. prime rate by 100 bps would result in an increase/decrease of approximately $894,000 in the pre-tax interest we accrue per annum.

Although we cannot accurately anticipate the future effect of inflation on our financial condition or results of operations, inflation historically has not had a material impact on our operations.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data should be read in conjunction with “Part II, Item 6: Selected Financial Data” of this Annual Report on Form 10-K.

Ritchie Bros.	90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Ritchie Bros. Auctioneers Incorporated

We have audited the accompanying consolidated balance sheets of Ritchie Bros. Auctioneers Incorporated (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ritchie Bros. Auctioneers Incorporated at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ritchie Bros. Auctioneers Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/Ernst & Young LLP
February 21, 2017	Chartered Professional Accountants

Ritchie Bros.	91

Consolidated Income Statements

(Expressed in thousands of United States dollars, except where noted)

Year ended December 31,	2016	2015	2014
Revenues (note 5)	$566,395	$515,875	$481,097
Costs of services, excluding depreciation and amortization (note 6)	66,062	56,026	57,884
	500,333	459,849	423,213
Selling, general and administrative expenses (note 6)	283,529	254,389	248,220
Acquisition-related costs (note 6)	11,829	601	-
Depreciation and amortization expenses (note 6)	40,861	42,032	44,536
Gain on disposition of property, plant and equipment	(1,282)	(9,691)	(3,512)
Impairment loss (note 7)	28,243	-	8,084
Foreign exchange loss (gain)	1,431	(2,322)	(2,042)

Operating income	135,722	174,840	127,927

Other income (expense):
Interest income	1,863	2,660	2,222
Interest expense	(5,564)	(4,962)	(5,277)
Equity income (note 21)	1,028	916	458
Debt extinguishment costs (note 24)	(6,787)	-	-
Other, net	4,232	2,982	3,708
	(5,228)	1,596	1,111

Income before income taxes	130,494	176,436	129,038

Income tax expense (recovery) (note 8):
Current	40,341	42,420	33,321
Deferred	(3,359)	(4,559)	3,154
	36,982	37,861	36,475

Net income	$93,512	$138,575	$92,563

Net income attributable to:
Stockholders	$91,832	$136,214	$90,981
Non-controlling interests	1,680	2,361	1,582
	$93,512	$138,575	$92,563

Earnings per share attributable to stockholders (note 10):
Basic	$0.86	$1.27	$0.85
Diluted	$0.85	$1.27	$0.85

Weighted average number of shares outstanding (note 10):
Basic	106,630,323	107,075,845	107,268,425
Diluted	107,457,794	107,432,474	107,654,828

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	92

Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

Year ended December 31,	2016	2015	2014

Net income	$93,512	$138,575	$92,563
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	(9,847)	(40,776)	(35,796)

Total comprehensive income	$83,665	$97,799	$56,767

Total comprehensive income attributable to:
Stockholders	81,839	95,831	55,295
Non-controlling interests	1,826	1,968	1,472
	$83,665	$97,799	$56,767

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	93

Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

December 31,	2016	2015
Assets
Current assets:
Cash and cash equivalents	$207,867	$210,148
Restricted cash	50,222	83,098
Trade and other receivables (note 13)	52,979	59,412
Inventory (note 14)	28,491	58,463
Advances against auction contracts	5,621	4,797
Prepaid expenses and deposits (note 16)	19,005	11,057
Assets held for sale (note 17)	632	629
Income taxes receivable	13,181	2,495
	377,998	430,099
Property, plant and equipment (note 18)	515,030	528,591
Equity-accounted investments (note 21)	7,326	6,487
Restricted cash (note 24)	500,000	-
Deferred debt issue costs (note 24)	6,182	-
Other non-current assets	4,027	3,369
Intangible assets (note 19)	72,304	46,973
Goodwill (note 20)	97,537	91,234
Deferred tax assets (note 8)	19,129	13,362
	$1,599,533	$1,120,115
Liabilities and Equity
Current liabilities:
Auction proceeds payable	$98,873	$101,215
Trade and other payables (note 22)	124,694	120,042
Income taxes payable	5,355	13,011
Short-term debt (note 24)	23,912	12,350
Current portion of long-term debt (note 24)	-	43,348
	252,834	289,966
Long-term debt (note 24)	595,706	54,567
Share unit liabilities	4,243	5,633
Other non-current liabilities	14,583	6,735
Deferred tax liabilities (note 8)	36,387	31,070
	903,753	387,971
Commitments (note 27)
Contingencies (note 28)
Contingently redeemable:
Non-controlling interest (note 9)	-	24,785
Performance share units (note 26)	3,950	-
Stockholders' equity (note 25):
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 106,822,001 (December 31, 2015: 107,200,470)	125,474	131,530
Additional paid-in capital	27,638	27,728
Retained earnings	601,071	601,051
Accumulated other comprehensive loss	(67,126)	(57,133)
Stockholders' equity	687,057	703,176
Non-controlling interest	4,773	4,183
	691,830	707,359
	$1,599,533	$1,120,115

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	94

Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

	Attributable to stockholders							Contingently redeemable
			Additional		Accumulated	Non-		Non-	Performance
	Common stock		paid-In		other	controlling		controlling	share
	Number of		capital	Retained	comprehensive	interest	Total	interest	units
	shares	Amount	("APIC")	earnings	income (loss)	("NCI")	equity	("NCI")	("PSUs")
Balance, December 31, 2013	107,024,783	$126,350	$30,238	$510,571	18,936	$-	686,095	$8,303
Net income	-	-	-	90,981	-	-	90,981	1,582
Change in value of contingently redeemable non-controlling interest	-	-	-	(7,512)	-	-	(7,512)	7,512
Other comprehensive loss	-	-	-	-	(35,686)	-	(35,686)	(110)
	-	-	-	83,469	(35,686)	-	47,783	8,984
Stock option exercises	663,152	14,907	(2,786)	-	-	-	12,121	-
Stock option tax adjustment	-	-	152	-	-	-	152	-
Stock option compensation expense (note 26)	-	-	3,710	-	-	-	3,710	-
Cash dividends paid (note 25)	-	-	-	(57,929)	-	-	(57,929)	-
Balance, December 31, 2014	107,687,935	$141,257	$31,314	$536,111	$(16,750)	$-	$691,932	$17,287	$-
Net income	-	-	-	136,214	-	64	136,278	2,297	-
Other comprehensive loss	-	-	-	-	(40,383)	-	(40,383)	(393)	-
	-	-	-	136,214	(40,383)	64	95,895	1,904	-
Change in value of contingently redeemable non-controlling interest	-	-	-	(6,934)	-	-	(6,934)	6,934	-
Stock option exercises	1,412,535	37,762	(7,946)	-	-	-	29,816	-	-
Stock option tax adjustment	-	-	359	-	-	-	359	-	-
Stock option compensation expense (note 26)	-	-	4,001	-	-	-	4,001	-	-
NCI acquired in a business combination (note 30)	-	-	-	-	-	4,119	4,119	-	-
Shares repurchased (note 25)	(1,900,000)	(47,489)	-	-	-	-	(47,489)	-	-
Cash dividends paid (note 25)	-	-	-	(64,340)		-	(64,340)	(1,340)	-
Balance, December 31, 2015	107,200,470	$131,530	$27,728	$601,051	$(57,133)	$4,183	$707,359	$24,785	$-
Net income	-	-	-	91,832	-	346	92,178	1,334	-
Other comprehensive income (loss)	-	-	-	-	(9,993)	(23)	(10,016)	169	-
	-	-	-	91,832	(9,993)	323	82,162	1,503	-
Change in value of contingently redeemable NCI	-	-	-	(21,186)	-	-	(21,186)	21,186	-
Stock option exercises	1,081,531	30,670	(6,332)	-	-	-	24,338	-	-
Stock option tax adjustment	-	-	443	-	-	-	443	-	-
Stock option compensation expense (note 26)	-	-	5,507	-	-	-	5,507	-	-
Modification of PSUs (note 26)	-	-	-	(70)	-	-	(70)	-	2,175
Equity-classified PSU expense (note 26)	-	-	283	-	-	-	283	-	1,698
Equity-classified PSU dividend equivalents	-	-	9	(62)	-	-	(53)	-	42
Change in value of contingently redeemable equity-classified PSUs	-	-	-	(35)	-	-	(35)	-	35
NCI acquired in a business combination (note 30)	-	-	-	-	-	596	596	-	-
Acquisition of NCI	-	-	-	-	-	(226)	(226)	(44,141)	-
Shares repurchased (note 25)	(1,460,000)	(36,726)	-	-	-	-	(36,726)	-	-
Cash dividends paid (note 25)	-	-	-	(70,459)	-	(103)	(70,562)	(3,333)	-
Balance, December 31, 2016	106,822,001	$125,474	$27,638	$601,071	$(67,126)	$4,773	$691,830	$-	$3,950

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	95

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

Year ended December 31,	2016	2015	2014
Cash provided by (used in):
Operating activities:
Net income	$93,512	$138,575	$92,563
Adjustments for items not affecting cash:
Depreciation and amortization expenses (note 6)	40,861	42,032	44,536
Inventory write down (note 14)	3,084	480	2,177
Impairment loss (note 7)	28,243	-	8,084
Stock option compensation expense (note 26)	5,507	4,001	3,710
Equity-classified PSU expense (note 26)	1,981	-	-
Deferred income tax recovery	(3,359)	(4,559)	3,154
Equity income less dividends received	(1,028)	(916)	(458)
Unrealized foreign exchange loss	1,947	1,403	562
Change in fair value of earn-outs	(2,044)	-	-
Gain on disposition of property, plant and equipment	(1,282)	(9,691)	(3,512)
Other, net	(546)	-	-
Net changes in operating assets and liabilities (note 11)	10,682	25,134	(1,797)
Net cash provided by operating activities	177,558	196,459	149,019
Investing activities:
Acquisition of Mascus (note 30)	(28,123)	-	-
Acquisition of Xcira (note 30)	-	(12,107)	-
Acquisition of Petrowsky (note 30)	(6,250)	-	-
Acquisition of contingently redeemable NCI (note 9)	(41,092)	-	-
Acquisition of NCI (note 30)	(226)	-	-
Acquisition of Kramer (note 30)	(11,138)	-	-
Acquisition of equity investments	-	(3,000)	-
Property, plant and equipment additions	(18,918)	(22,055)	(24,990)
Intangible asset additions	(17,558)	(8,764)	(13,935)
Proceeds on disposition of property, plant and equipment	6,691	16,667	9,330
Other, net	(248)	(89)	(529)
Net cash used in investing activities	(116,862)	(29,348)	(30,124)
Financing activities:
Issuances of share capital	24,338	29,816	12,121
Share repurchase (note 25)	(36,726)	(47,489)	-
Dividends paid to stockholders (note 25)	(70,459)	(64,340)	(57,929)
Dividends paid to contingently redeemable NCI	(3,436)	(1,340)	-
Proceeds from short-term debt	67,584	11,223	45,751
Repayment of short-term debt	(57,516)	(6,558)	(41,066)
Proceeds from long-term debt	647,091	-	-
Repayment of long-term debt	(148,158)	-	(58,409)
Debt issue costs (note 24)	(10,644)	-	-
Debt extinguishment costs (note 24)	(6,787)	-	-
Repayment of finance lease obligations	(1,655)	(2,073)	(1,953)
Other, net	511	72	(148)
Net cash provided by (used in) financing activities	404,143	(80,689)	(101,633)
Effect of changes in foreign currency rates on cash and cash equivalents	4	(26,265)	(18,534)
Cash, cash equivalents, and restricted cash:
Increase (decrease)	464,843	60,157	(1,272)
Beginning of period	293,246	233,089	234,361
Cash, cash equivalents, and restricted cash, end of period (note 11)	$758,089	293,246	$233,089

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	96

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

1.	General information

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

The consolidated financial statements include the accounts of the Company and its wholly-owned and non-wholly owned subsidiaries in which the Company has a controlling financial interest either through voting rights or means other than voting rights. All inter-company transactions and balances have been eliminated on consolidation. Where the Company’s ownership interest in a consolidated subsidiary is less than 100%, the non-controlling interests’ share of these non-wholly owned subsidiaries is reported in the Company’s consolidated balance sheets as a separate component of equity or within temporary equity. The non-controlling interests’ share of the net income of these non-wholly owned subsidiaries is reported in the Company’s consolidated income statements as a deduction from the Company’s net earnings to arrive at net earnings attributable to stockholders of the Company.

The Company consolidates variable interest entities (“VIEs”) if the Company has (a) the power to direct matters that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For VIEs where the Company has shared power with unrelated parties, the Company uses the equity method of accounting to report their results. The determination of the primary beneficiary involves judgment.

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

Underwritten commission contracts can take the form of guarantee or inventory contracts. Guarantee contracts typically include a pre-negotiated percentage of the guaranteed gross proceeds plus a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, commission is reduced; if proceeds are sufficiently lower, the Company can incur a loss on the sale. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is completed. If a loss relating to a guarantee contract held at the period end to be sold after the period end is known or is probable and estimable at the financial statement reporting date, the loss is accrued in the financial statements for that period. The Company’s exposure from these guarantee contracts fluctuates over time (note 28).

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

Equity-classified share-based payments (continued)

PSUs awarded under the senior executive and employee PSU plans (described in note 26) are contingently redeemable in cash in the event of death of the participant. The contingently redeemable portion of the senior executive PSU awards, which represents the amount that would be redeemable based on the conditions at the date of grant, to the extent attributable to prior service, is recognized as temporary equity. The balance reported in temporary equity increases on the same basis as the related compensation expense over the service period of the award, with any excess of the temporary equity value over the amount recognized in compensation expense charged against retained earnings. In the event it becomes probable an award is going to become eligible for redemption by the holder, the award would be reclassified to a liability award.

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

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 26. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

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

Employee share purchase plan

The Company matches employees’ contributions to the share purchase plan, which is described in more detail in note 26. The Company’s contributions are expensed as share-based compensation.

(e)	Fair value measurement

Fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures financial instruments or discloses select non-financial assets at fair value at each balance sheet date. Also, fair values of financial instruments measured at amortized cost are disclosed in note 12.

The Company uses valuation techniques that are appropriate in the circumstances and for which sufficient data is available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs.

All assets and liabilities for which fair value is measured or disclosed in the financial statements at fair value are categorized within a fair value hierarchy, as disclosed in note 12, based on the lowest level input that is significant to the fair value measurement or disclosure. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

In preparing the financial statements of the individual subsidiaries, transactions in currencies other than the entity‘s functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are retranslated at the rates prevailing at that date. Foreign currency differences arising on retranslation of monetary items are recognized in earnings. Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $1,967,000 for 2016 (2015: $19,636,000; 2014: $18,273,000).

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

In certain jurisdictions, local laws require the Company to hold cash in segregated accounts, which are used to settle auction proceeds payable resulting from auctions conducted in those regions. In addition, the Company also holds cash generated from its EquipmentOne online marketplace sales in separate escrow accounts, for settlement of the respective online marketplace transactions as a part of its secured escrow service. Non-current restricted cash consists of funds held in escrow pursuant to the offering of senior unsecured notes (note 24), which are only available to the Company if and when the Company receives approval to acquire IronPlanet Holdings, Inc. (“IronPlanet”) and whose use is restricted to the funding of the IronPlanet acquisition (note 28).

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

Ritchie Bros.	102

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(l)	Property, plant and equipment (continued)

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

Ritchie Bros.	103

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(n)	Intangible assets (continued)

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

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated to either the Core Auction, the EquipmentOne, or the Mascus reporting unit.

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

Where a quantitative assessment is required the next step is to compare the fair value of the reporting unit to the reporting unit’s carrying value. The fair value calculated in the impairment test is determined using a discounted cash flow or another model involving assumptions that are based upon what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value. If the fair value of the reporting unit is lower than the reporting unit’s carrying value an impairment loss is recognized for any amount by which the carrying value of goodwill exceeds its implied fair value.

Ritchie Bros.	104

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(q)	Deferred financing costs

Deferred financing costs represent the unamortized costs incurred on the issuance of the Company’s long-term debt. Amortization of deferred financing costs is provided on the effective interest rate method over the term of the facility. Deferred financing costs relating to the Company’s term debt are presented in the consolidated balance sheet as a direct reduction of the carrying amount of the long-term debt. Deferred financing costs relating to the Company’s revolving loans are presented on the balance sheet as a deferred charge.

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

Deferred tax

Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are based on temporary differences (differences between the accounting basis and the tax basis of the assets and liabilities) and non-capital loss, capital loss, and tax credits carryforwards are measured using the enacted tax rates and laws expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credits carryforwards, are recognized to the extent that realization of such benefits is considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that enactment occurs. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is provided.

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

(w)	Early adoption of new accounting pronouncements

(i)	In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires that the change in the total of cash, cash equivalents, and restricted cash during a reporting period be explained in the statement of cash flows (“SCF”). Therefore, restricted cash is included with cash and cash equivalents when reconciling the total beginning and end of period amounts shown on the face of the SCF. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If adopted during an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes the interim period. The amendments are applied using a retrospective transition method to each period presented.

The treatment of restricted cash in the SCF under ASU 2016-18 is similar to the treatment under IFRS, which was the basis of preparation of the Company’s reporting basis prior to its recent transition to US GAAP. As such, management believes this presentation is more familiar to readers of the Company’s financial statements, making the financial statements easier to understand. Also, the Company’s restricted cash balance, and therefore, its SCF performance metrics, are subject to a significant level of fluctuation because the restricted cash balance varies according to both the timing and location of auctions in any given period. Management believes that ASU 2016-18 will help reduce these fluctuations, providing more useful information to financial statement users. For all these reasons, the Company early adopted ASU 2016-18 in the fourth quarter of 2016, applying the amendments on a retrospective transition method basis. The effect of this retrospective application of ASU 2016-18 has been disclosed in note 11.

Ritchie Bros.	106

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(x)	New and amended accounting standards

(ii)	Effective January 1, 2016, the Company adopted ASU 2014-12, Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that (1) affects vesting of an award, and (2) could be achieved after the requisite service period of the employee be treated as a performance condition. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

(iii)	Effective January 1, 2016, the Company adopted ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which changes the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”), and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

(iv)	Effective January 1, 2016, the Company adopted ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides clarity around a customer’s accounting for fees paid in a cloud computing arrangement. The amendments in ASU 2015-05 add guidance to assist customers in determining whether a cloud computing arrangement includes a software license. Software license elements of cloud computing arrangements are accounted for consistent with the acquisition of other intangible asset licenses. Where there is no software license element, the cloud computing arrangement is accounted for as a service contract. The standard was applied prospectively and did not have an impact on the Company’s consolidated financial statements.

(v)	Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of this standard did not have an impact on the Company’s consolidated financial statements with respect to the acquisition of Xcira (note 30(d)) as no adjustments to provisional amounts were identified during the measurement period. During the period from February 19, 2016 to December 31, 2016, the Company recognized working capital adjustments related to the Mascus acquisition (note 30(a)), which resulted in a net $343,000 increase in goodwill.

(y)	Recent accounting standards not yet adopted

(i)	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, it moves away from the current industry and transaction specific requirements.

Ritchie Bros.	107

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(y)	Recent accounting standards not yet adopted (continued)

ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include:

1.	Identifying the contract(s) with the customer,

2.	Identifying the separate performance obligations in the contract,

3.	Determining the transaction price,

4.	Allocating the transaction price to the separate performance obligations, and

5.	Recognizing revenue as each performance obligation is satisfied.

The amendments also contain extensive disclosure requirements designed to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB delayed the effective date of ASU 2014-09 by one year so that ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. ASU 2014-09 permits the use of either the retrospective or modified retrospective (cumulative effect) transition method.

In 2015, the Company established a global new revenue accounting standard adoption team, consisting of financial reporting and accounting advisory representatives from across all geographical regions and business operations. The team developed an adoption framework that continues to be used as guidance in identifying the Company’s significant contracts with customers. In 2016, the team commenced its analysis, with the initial focus being on the impact of the amendments on accounting for the Company’s straight commission contracts, underwritten (inventory and guarantee) commission contracts, and ancillary service contracts. The team is currently in the process of identifying the appropriate changes to our business processes, systems, and controls required to adopt the amendments based on preliminary findings.

Since its inception, the team has regularly reported the findings and progress of the adoption project to management and the Audit Committee. The team is also working closely with management and the Audit Committee to determine the most appropriate method of adoption of ASU 2014-09, which has not yet been selected primarily due to the uncertainty over if and when the Company will receive approval to acquire IronPlanet. Due to the complexity of applying the amendments retrospectively in the event the acquisition is approved, the Company is evaluating recently issued guidance on practical expedients as part of the adoption method decision.

The team has been closely monitoring FASB activity related to ASU 2014-09 in order to conclude on specific interpretative issues. In early 2016, the team’s progress was aided by the FASB issuing ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, focusing on whether an entity controls a specified good or service before that good or service is transferred to a customer. The team continues to assess the potential effect that these amendments are expected to have on the accounting for inventory commission and ancillary service contracts, which are currently accounted for on a net as an agent basis within commission and fee revenues, respectively.

Ritchie Bros.	108

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(y)	Recent accounting standards not yet adopted (continued)

(ii)	In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, the first of three standards related to financial instrument accounting. The amendments of ASU 2016-01 require equity method investments (except for equity-method accounted investments and those resulting in consolidation of the investee) to be measured at fair value with changes recognized in net income. For equity investments that do not have readily determinable fair values, the entity may elect to measure the investment at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments also:

•	Simplify the impairment assessment of equity investments that do not have readily determinable fair values, by requiring a qualitative assessment to identify impairment. The entity is only required to measure the investment at fair value if the qualitative assessment indicates that impairment exists.

•	Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

•	Require the exit price notion to be used when measuring the fair value of financial instruments for disclosure purposes.

•	Require separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e. securities or loans & receivables) on the balance sheet or the accompanying notes to the financial statements.

ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provisions under ASU 2016-01 related to the recognition of changes in fair value of financial liabilities. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(iii)	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. For short-term leases, defined as those with a term of 12 months or less, the lessee is permitted to make an accounting policy election not to recognize the lease assets and liabilities, and instead recognize the lease expense generally on a straight-line basis over the lease term. The accounting treatment under this election is consistent with current operating lease accounting. No extensive amendments were made to lessor accounting, but amendments of note include changes to the definition of initial direct costs and accounting for collectability uncertainties in a lease. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Both lessees and lessors must apply ASU 2016-02 using a “modified retrospective transition”, which reflects the new guidance from the beginning of the earliest period presented in the financial statements. However, lessees and lessors can elect to apply certain practical expedients on transition. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Ritchie Bros.	109

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(y)	Recent accounting standards not yet adopted (continued)

(iv)	In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options on Debt Instruments. The amendments in ASU 2016-06, which impacts entities that are issuers of or investors in debt instruments – or hybrid financial instruments determined to have a debt host – with embedded call (put) options. One of the criteria for bifurcating an embedded derivative is assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to those of their debt hosts. The amendments of ASU 2016-06 clarify the steps required in making this assessment for contingent call (put) options that can accelerate the payment of principal on debt instruments. Specifically, ASU 2016-06 requires the call (or put) options to be assessed solely in accordance with a four-step decision sequence. As a consequence, when a call (put) option is contingently exercisable, an entity does not have to assess whether the triggering event is related to interest rates or credit risks. ASU 2016-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The amendments are applied using a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(v)	In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, focusing on whether an entity controls a specified good or service before that good or service is transferred to a customer. Where such control exists – i.e. where the entity is required to provide the specified good or service itself – the entity is a ‘principal’. Where the entity is required to arrange for another party to provide the good or service, it is an agent. The effective date and transition requirements of ASU 2016-08 are the same as for ASU 2014-09, which is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(vi)	In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. Specifically, ASU 2016-09 requires an entity to recognize share-based payment award income tax effects in the income statement when the awards vest or are settled, and as a result, the requirement for entities to track APIC pools is eliminated. In addition, the amendments allow entities to make a policy election to either estimate forfeiture or recognize forfeitures as they occur. ASC 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(vii)	In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the following two aspects of ASU 2014-09 (Topic 606): identifying performance obligations and the licensing implementation guidance. ASC 2016-10 affects the guidance in ASU 2014-09, and so has the same effective date and transition requirements. ASU 2016-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Ritchie Bros.	110

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(y)	Recent accounting standards not yet adopted (continued)

(viii)	In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which makes narrow scope improvements and practical expedients to the following aspects of ASU 2014-09 (Topic 606):

•	Assessing one specific collectability criterion and accounting for contracts that do not meet certain criteria

•	Presentation for sales taxes and other similar taxes collected from customers

•	Non-cash consideration

•	Contract modification at transition

•	Completed contracts at transition

•	Technical correction

ASC 2016-10 affects the guidance in ASU 2014-09, and so has the same effective date and transition requirements. ASU 2016-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(ix)	In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements, which replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking “methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.” ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is only permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(x)	In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of current and deferred income taxes resulting from intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issue. The amendments are applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(xi)	In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments are applied using a retrospective transition method to each period presented, unless impracticable to do so, in which case they are applied prospectively as of the earliest date practicable. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Ritchie Bros.	111

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

The accounting policies of the segments are similar to those described in the significant accounting policies in note 2. The Chief Operating Decision Maker evaluates each segment‘s performance based on earnings (loss) from operations, which is calculated as revenues less costs of services, selling, general and administrative (“SG&A”) expenses, depreciation and amortization expenses, and impairment loss.

The significant non-cash items included in segment earnings (loss) from operations are depreciation and amortization expenses and impairment loss.

Ritchie Bros.	112

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

	Core
Year ended December 31, 2016	Auction	Other	Consolidated
Revenues	$542,423	$23,972	$566,395
Costs of services, excluding depreciation and amortization	(63,566)	(2,496)	(66,062)
SG&A expenses	(265,860)	(17,669)	(283,529)
Depreciation and amortization expenses	(37,496)	(3,365)	(40,861)
Impairment loss	-	(28,243)	(28,243)
	$175,501	$(27,801)	$147,700
Acquisition-related costs			(11,829)
Gain on disposition of property, plant and equipment			1,282
Foreign exchange loss			(1,431)
Operating income			$135,722
Equity income			1,028
Other and income tax expenses			(43,238)
Net income			$93,512

	Core
Year ended December 31, 2015	Auction	Other	Consolidated
Revenues	$500,764	$15,111	$515,875
Costs of services, excluding depreciation and amortization	(56,026)	-	(56,026)
SG&A expenses	(240,673)	(13,716)	(254,389)
Depreciation and amortization expenses	(39,016)	(3,016)	(42,032)
	$165,049	$(1,621)	$163,428
Acquisition-related costs			(601)
Gain on disposition of property, plant and equipment			9,691
Foreign exchange gain			2,322
Operating income			$174,840
Equity income			916
Other and income tax expenses			(37,181)
Net income			$138,575

Ritchie Bros.	113

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

	Core
Year ended December 31, 2014	Auction	Other	Consolidated
Revenues	$467,919	$13,178	$481,097
Cost of services, excluding depreciation and amortization	(57,884)	-	(57,884)
SG&A expenses	(233,438)	(14,782)	(248,220)
Depreciation and amortization expenses	(40,872)	(3,664)	(44,536)
Impairment loss	(8,084)	-	(8,084)
	$127,641	$(5,268)	$122,373
Gain on disposition of property, plant and equipment			3,512
Foreign exchange gain			2,042
Operating income			$127,927
Equity income			458
Other and income tax expenses			(35,822)
Net income			$92,563

The Chief Operating Decision Maker does not evaluate the performance of its operating segments based on segment assets and liabilities. The Company does not classify liabilities on a segmented basis.

The Company‘s geographic information as determined by the revenue and location of assets is as follows:

	United States	Canada	Europe	Other	Consolidated
Revenues for the year ended:
December 31, 2016	$278,198	$187,699	$52,809	$47,689	$566,395
December 31, 2015	257,824	166,528	48,419	43,104	515,875
December 31, 2014	223,770	154,392	58,782	44,153	481,097

	United States	Canada	Europe	Other	Consolidated
Long-lived assets:
December 31, 2016	$282,103	$108,693	$74,491	$49,743	$515,030
December 31, 2015	289,126	106,924	79,578	52,963	528,591

Revenue information is based on the locations of the auction and the assets at the time of sale.

Ritchie Bros.	114

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

5.	Revenues

The Company’s revenue from the rendering of services is as follows:

Year ended December 31,	2016	2015	2014
Commissions	$424,128	$405,308	$379,340
Fees	142,267	110,567	101,757
	$566,395	$515,875	$481,097

Net profits on inventory sales included in commissions are:

Year ended December 31,	2016	2015	2014
Revenue from inventory sales	$571,134	$555,827	$758,437
Cost of inventory sold	(513,348)	(511,892)	(709,072)
	$57,786	$43,935	$49,365

6.	Operating expenses

Certain prior period operating expenses have been reclassified to conform with current presentation.

Costs of services, excluding depreciation and amortization.

Year ended December 31,	2016	2015	2014
Employee compensation expenses	$27,856	$22,855	$22,857
Buildings, facilities and technology expenses	7,966	7,179	7,609
Travel, advertising and promotion expenses	23,688	22,150	23,006
Other costs of services	6,552	3,842	4,412
	$66,062	$56,026	$57,884

SG&A expenses

Year ended December 31,	2016	2015	2014
Employee compensation expenses	$180,929	$166,227	$159,398
Buildings, facilities and technology expenses	49,219	41,404	41,725
Travel, advertising and promotion expenses	24,384	22,307	22,454
Professional fees	13,344	12,500	11,480
Other SG&A expenses	15,653	11,951	13,163
	$283,529	$254,389	$248,220

Transactions with management

In December 2016, the Company entered into a separation agreement with the President, US & LATAM in respect of his departure in 2017. Pursuant to that separation agreement, additional short-term benefits in the amount of $737,000 and accelerated vesting of share-based payments in the amount of $202,000 were recognized in SG&A expenses during the year ended December 31, 2016.

During the year ended December 31, 2015, the Company recognized $2.1 million in termination benefits resulting from a separation agreement with the former Chief Sales Officer.

Ritchie Bros.	115

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

6.	Operating expenses (continued)

SG&A expenses (continued)

Transactions with management (continued)

During the year ended December 31, 2014, the Company initiated a management reorganization impacting various members of senior management. In total, $5,533,000 of termination benefits were recognized in SG&A expenses during the year ended December 31, 2014 in relation to the management reorganization.

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination, due diligence and integration planning related to the IronPlanet acquisition (note 28), and continuing employment costs that are recognized separately from our business combinations. In the fourth quarter of 2016, the definition of acquisition-related costs was expanded to include continuing employment costs incurred to retain key employees for a specified period of time following a business acquisition. This change was applied retrospectively and resulted in a further reclassification of SG&A expenses to acquisition-related costs.

Year ended December 31,	2016	2015	2014
IronPlanet (note 28)	$8,202	$-	$-
Mascus: (note 30)
Continuing employment costs	954	-	-
Other acquisition-related costs	766	-	-
Xcira: (note 30)
Continuing employment costs	1,111	191	-
Other acquisition-related costs	-	410	-
Petrowsky: (note 30)
Continuing employment costs	350	-	-
Other acquisition-related costs	254	-	-
Kramer: (note 30)
Continuing employment costs	76	-	-
Other acquisition-related costs	116	-	-
	$11,829	$601	$-

Depreciation and amortization expenses

Year ended December 31,	2016	2015	2014
Depreciation expense	$30,983	$35,374	$39,966
Amortization expense	9,878	6,658	4,570
	$40,861	$42,032	$44,536

During the year ended December 31, 2016, depreciation expense of $2,880,000 (2015: $4,340,000; 2014: $5,949,000) and amortization expense of $7,218,000 (2015: $4,680,000; 2014: $2,620,000) was recorded relating to software.

Ritchie Bros.	116

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

7.	Impairment loss

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

Goodwill arising from the acquisition of AssetNation, the provider of our online marketplaces, forms part of the EquipmentOne reporting unit. During the year ended December 31, 2016, an indicator of impairment was identified with respect to the EquipmentOne reporting unit. The indicator consisted of a decline in actual and forecasted revenue and operating income compared with previously projected results, which was primarily due to the recent performance of the EquipmentOne reporting unit.

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

Based on the results of the goodwill impairment test, the Company recorded an impairment loss on the EquipmentOne reporting unit goodwill of $23,574,000 in the year ended December 31, 2016.

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

Ritchie Bros.	117

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

7.	Impairment loss (continued)

Long-lived asset impairment (continued)

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

Based on the results of the long-lived asset impairment test, the Company recorded a pre-tax impairment loss on the EquipmentOne reporting unit customer relationships of $4,669,000 in the year ended December 31, 2016. In connection with this impairment loss, the Company recorded a deferred tax benefit of $1,798,000 to the income tax provision. The result of this impairment test was reflected in the carrying value of the EquipmentOne reporting unit prior to the completion of the goodwill impairment test described above.

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

The impaired Narita land and improvements and auction building form part of the Company‘s Core Auction reportable segment.

Ritchie Bros.	118

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

8.	Income taxes

The expense for the year can be reconciled to income before income taxes as follows:

Year ended December 31,	2016	2015	2014
Income before income taxes	$130,494	$176,436	$129,038
Statutory federal and provincial tax rate in Canada	26.00%	26.00%	26.00%
Expected income tax expense	$33,928	$45,873	$33,550
Impairment of Goodwill	6,129	-	-
Non-deductible expenses	3,891	2,579	2,392
Non-taxable income	(624)	-	-
Sale of capital property	-	(1,291)	(407)
Changes in the valuation of deferred tax assets	(259)	(5,828)	7,083
Different tax rates of subsidiaries operating in foreign jurisdictions	(3,786)	(3,426)	(4,773)
Deductions for tax purposes in excess of accounting expenses	(490)	(266)	(82)
Provincial government income tax exemption	(352)	(265)	(92)
Other	(1,455)	485	(1,196)
	$36,982	$37,861	$36,475

The income tax expense (recovery) consists of:

Year ended December 31,	2016	2015	2014
Canadian:
Current tax expense	$30,525	$27,623	$21,712
Deferred tax expense	(2,068)	1,880	1,680
Foreign:
Current tax expense before application of operating loss carryforwards	12,126	16,707	12,236
Tax benefit of operating loss carryforwards	(2,310)	(1,910)	(627)
Total foreign current tax expense	9,816	14,797	11,609
Deferred tax expense before adjustment to opening valuation allowance	(1,291)	(273)	1,474
Adjustment to opening valuation allowance	-	(6,166)	-
Total foreign deferred tax expense	(1,291)	(6,439)	1,474
	$36,982	$37,861	$36,475

Ritchie Bros.	119

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

8.	Income taxes (continued)

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities were as follows:

As at December 31,	2016	2015
Deferred tax assets:
Working capital	$3,991	$4,082
Property, plant and equipment	5,475	5,236
Goodwill	341	286
Share-based compensation	3,154	3,243
Unused tax losses	17,790	17,079
Other	18,286	14,704
	49,037	44,630
Deferred tax liabilities:
Property, plant and equipment	$(10,019)	$(11,292)
Goodwill	(12,976)	(12,587)
Intangible assets	(11,062)	(9,370)
Other	(21,827)	(17,308)
	(55,884)	(50,557)
Net deferred tax assets (liabilities)	$(6,847)	$(5,927)

Valuation allowance	(10,411)	(11,781)
	$(17,258)	$(17,708)

At December 31, 2016, the Company had non-capital loss carryforwards that are available to reduce taxable income in the future years. These non-capital loss carryforwards expire as follows:

2017	$656
2018	489
2019	159
2020	5,452
2021 and thereafter	43,573
$50,329

The Company has capital loss carryforwards of approximately $16,564,000 available to reduce future capital gains which carryforward indefinitely.

Tax losses are denominated in the currency of the countries in which the respective subsidiaries are located and operate. Fluctuations in currency exchange rates could reduce the U.S. dollar equivalent value of these tax loss and research tax credit carryforwards in future years.

In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible and the loss carryforwards or tax credits can be utilized. Management considers projected future taxable income and tax planning strategies in making our assessment.

Ritchie Bros.	120

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

8.	Income taxes (continued)

The foreign provision for income taxes is based on foreign pre-tax earnings of $25,139,000, $64,139,000, and $42,221,000 in 2016, 2015 and 2014, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings. As of December 31, 2016, income taxes have not been provided on a cumulative total of $375,000,000 of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $4,200,000. Earnings retained by subsidiaries and equity-accounted investments amount to approximately $450,000,000 (2015: $411,000,000; 2014: $380,000,000). The Company accrues withholding and other taxes that would become payable on the distribution of earnings only to the extent that either the Company does not control the relevant entity or it is expected that these earnings will be remitted in the foreseeable future.

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

At December 31, 2016, the Company had gross unrecognized tax benefits of $19,262,000 (2015: $15,904,000). Of this total, $9,227,000 (2015: $8,419,000) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

Reconciliation of unrecognized tax benefits:

As at December 31,	2016	2015
Unrecognized tax benefits, beginning of year	$15,904	$16,131
Increases - tax positions taken in prior period	846	800
Decreases - tax positions taken in prior period	-	(30)
Increases - tax positions taken in current period	2,785	1,770
Settlement and lapse of statute of limitations	(273)	(2,767)
Unrecognized tax benefits, end of year	$19,262	$15,904

Interest expense and penalties related to unrecognized tax benefits are recorded within the provision for income tax expense on the consolidated income statement. At December 31, 2016, the Company had accrued $2,695,000 (2015: $2,102,000) for interest and penalties.

In the normal course of business, the Company is subject to audit by the Canadian federal and provincial taxing authorities, by the U.S. federal and various state taxing authorities and by the taxing authorities in various foreign jurisdictions. Tax years ranging from 2011 to 2016 remain subject to examination in Canada, the United States, and Luxembourg.

Ritchie Bros.	121

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

Ritchie Bros.	122

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

10.	Earnings per share attributable to stockholders

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2016	stockholders	of shares	amount
Basic	$91,832	106,630,323	$0.86
Effect of dilutive securities:
PSUs	-	91,997	-
Stock options	-	735,474	(0.01)
Diluted	$91,832	107,457,794	$0.85

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2015	stockholders	of shares	amount
Basic	$136,214	107,075,845	$1.27
Effect of dilutive securities:
Stock options	-	356,629	-
Diluted	$136,214	107,432,474	$1.27

	Net income
	attributable to		Per share
Year ended December 31, 2014	stockholders	Shares	amount
Basic	$90,981	107,268,425	$0.85
Effect of dilutive securities:
Stock options	-	386,403	-
Diluted	$90,981	107,654,828	$0.85

In respect of PSUs awarded under the senior executive and employee PSU plans (described in note 26), performance and market conditions, depending on their outcome at the end of the contingency period, can reduce the number of vested awards to nil or to a maximum of 200% of the number of outstanding PSUs. For the year ended December 31, 2016, PSUs to purchase 173,754 common shares were outstanding but excluded from the calculation of diluted EPS attributable to stockholders as they were anti-dilutive (2015 and 2014: nil). For the year ended December 31, 2016, stock options to purchase 752,197 common shares were outstanding but were excluded from the calculation of diluted earnings per share as they were anti-dilutive (2015: 253,839; 2014: 962,121).

Ritchie Bros.	123

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

11.	Supplemental cash flow information

Year ended December 31,	2016	2015	2014
Trade and other receivables	6,419	12,757	(113)
Inventory	26,557	(17,635)	4,109
Advances against auction contracts	(1,012)	20,804	(14,230)
Prepaid expenses and deposits	(7,443)	(307)	(3,873)
Income taxes receivable	(10,686)	742	(958)
Auction proceeds payable	550	5,151	(3,855)
Trade and other payables	5,627	(7,654)	13,826
Income taxes payable	(8,657)	3,481	2,408
Share unit liabilities	4,503	5,397	5,699
Other	(5,176)	2,398	(4,810)
Net changes in operating assets and liabilities	$10,682	$25,134	$(1,797)

Net capital spending, which consists of property, plant and equipment and intangible asset additions, net of proceeds on disposition of property, plant and equipment, was $29,785,000 for the year ended December 31, 2016 (2015: $14,152,000; 2014: $29,595,000).

Year ended December 31,	2016	2015	2014
Interest paid, net of interest capitalized	$5,792	$4,989	$4,823
Interest received	1,861	2,657	2,218
Net income taxes paid	54,037	34,661	29,089
Non-cash transactions:
Non-cash purchase of property, plant and equipment under capital lease	3,376	943	2,143

As at December 31,	2016	2015	2014
Cash and cash equivalents	$207,867	$210,148	$139,815
Restricted cash:
Current	50,222	83,098	93,274
Non-current	500,000	-	-
Cash, cash equivalents, and restricted cash	$758,089	$293,246	$233,089

Ritchie Bros.	124

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

11.	Supplemental cash flow information (continued)

As described in note 2, the Company early adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires that the change in the total of cash, cash equivalents, and restricted cash during a reporting period be explained in the SCF. Therefore, the Company has included its restricted cash balances when reconciling the total beginning and end of period amounts shown on the face of the SCF. The effect of these changes is detailed below.

	2016			Year ended December 31,
	Q3	Q2	Q1	2015	2014
Net changes in operating assets and liabilities:
As reported	$91,913	$(147,664)	$94,733	$25,032	$20,550
Current presentation	(20,646)	(68,768)	126,394	25,134	(1,797)
Net cash provided by (used in) operating
activities:
As reported	125,868	(96,459)	134,014	196,357	171,366
Current presentation	13,309	(17,563)	165,675	196,459	149,019
Effect of changes in foreign currency rates
on cash:
As reported	(1,738)	(2,861)	8,938	(15,987)	(14,390)
Current presentation	(1,937)	(3,530)	12,123	(26,265)	(18,534)
Increase (decrease) in cash:
As reported	64,483	(127,573)	83,926	70,333	25,219
Current presentation	(48,275)	(49,346)	118,772	60,157	(1,272)
Cash and cash equivalents	230,984	166,501	294,074	210,148	139,815
Total cash, cash equivalents and restricted cash	314,397	362,672	412,018	293,246	233,089

12. Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;

● Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

● Level 3:	Unobservable inputs for the asset or liability.

Ritchie Bros.	125

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

12.	Fair value measurement (continued)

		December 31, 2016		December 31, 2015
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed, recurring:
Cash and cash equivalents	Level 1	$207,867	$207,867	$210,148	$210,148
Restricted cash	Level 1	550,222	550,222	83,098	83,098
Short-term debt (note 24)	Level 2	23,912	23,912	12,350	12,350
Current portion of long-
term debt (note 24)	Level 2	-	-	43,348	43,348
Long-term debt (note 24)
Senior unsecured notes	Level 1	495,780	509,500	-	-
Revolving loans	Level 2	99,926	99,926	-	-
Term loans	Level 2	-	-	54,567	56,126

The carrying value of the Company‘s cash and cash equivalents, trade and other current receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and current borrowings approximate their fair values due to their short terms to maturity.

The fair values of the revolving loans approximate their fair values due to their short terms to maturity. The fair values of the term loans are determined through the calculation of each liability‘s present value using market rates of interest at period close. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

13.	Trade and other receivables

As at December 31,	2016	2015
Trade receivables	$45,317	$50,388
Consumption taxes receivable	5,575	8,178
Other receivables	2,087	846
	$52,979	$59,412

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. Trade receivables are due for settlement within seven days of the date of sale, after which they are interest bearing. Other receivables are unsecured and non-interest bearing.

As at December 31, 2016, trade receivables of $45,317,000 were more than seven days past due but not considered impaired (December 31, 2015: $50,388,000). As at December 31, 2016, there were $6,581,000 of impaired receivables that have been provided for in the balance sheet because they are over six months old, or specific situations where recovering the debt is considered unlikely (December 31, 2015: $4,639,000).

Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. The other classes within trade and other receivables do not contain impaired assets.

Ritchie Bros.	126

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

14.	Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. During the year ended December 31, 2016, the Company recorded inventory write downs of $3,084,000 (2015: $480,000; 2014: $2,177,000).

Of inventory held at December 31, 2016, 93% is expected to be sold prior to the end of March 2017, with the remainder to be sold by the end of June 2017 (December 31, 2015: 91% sold by the end of March 2015). During the year ended December 31, 2016, inventory was held for an average of approximately 31 days (2015: 31 days; 2014: 30 days).

15.	Advances against auction contracts

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

16.	Prepaid expenses and deposits

As at December 31,	2016	2015
Prepaid expenses	$17,926	$10,347
Refundable deposits	1,079	710
	$19,005	$11,057

17.	Assets held for sale

Balance, December 31, 2014	$1,668
Reclassified from property, plant and equipment	2,719
Site preparation costs	1,079
Disposal	(4,624)
Foreign exchange movement	(213)
Balance, December 31, 2015	$629
Reclassified from property, plant and equipment	237
Disposal	(242)
Site preparation costs	8
Balance, December 31, 2016	$632

As at December 31, 2016 and December 31, 2015, the Company’s assets held for sale consisted of land located in Denver, United States, and Orlando, United States, representing excess auction site acreage.

Ritchie Bros.	127

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

17.	Assets held for sale (continued)

During the year ended December 31, 2016 the Company sold excess auction site acreage in Denver and reclassified an additional parcel relating to the Denver auction site to assets held for sale. Management made the strategic decision to sell this excess acreage to maximize the Company’s return on invested capital. As at December 31, 2016, the properties are being actively marketed for sale through an independent real estate broker, and management expects the sales to be completed within 12 months of that date. These land assets belong to the Core Auction reportable segment.

During the year ended December 31, 2016, the Company sold property located in Denver, United States, recognizing a net gain on disposition of property, plant and equipment of $493,000 (2015: $8,485,000 gain related to the sale, of property in Edmonton, Canada and London, Canada; 2014: $3,386,000 gain related to the sale of property in Grande Prairie, Canada).

18.	Property, plant and equipment

As at December 31, 2016	Cost	Accumulated depreciation	Net book value
Land and improvements	$362,283	$(60,576)	$301,707
Buildings	256,168	(91,323)	164,845
Yard and automotive equipment	55,352	(38,560)	16,792
Computer software and equipment	66,265	(57,624)	8,641
Office equipment	22,963	(16,706)	6,257
Leasehold improvements	20,199	(12,541)	7,658
Assets under development	9,130	-	9,130
	$792,360	$(277,330)	$515,030

As at December 31, 2015	Cost	Accumulated depreciation	Net book value
Land and improvements	$356,905	$(54,551)	$302,354
Buildings	254,760	(82,100)	172,660
Yard and automotive equipment	59,957	(38,848)	21,109
Computer software and equipment	60,586	(50,754)	9,832
Office equipment	22,432	(15,660)	6,772
Leasehold improvements	20,893	(12,160)	8,733
Assets under development	7,131	-	7,131
	$782,664	$(254,073)	$528,591

During the year ended December 31, 2016, interest of $95,000 (2015: $86,000; 2014: $904,000) was capitalized to the cost of assets under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 3.99% (2015: 6.27% %; 2014: 4.71%).

Additions during the year include $3,376,000 (2015: $943,000; 2014: $2,143,000) of property, plant and equipment under capital leases.

Ritchie Bros.	128

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

18.	Property, plant and equipment (continued)

During the year ended December 31, 2014, the Company recognized impairment loss consisted of $6,094,000 on land and improvements and $1,990,000 on the auction building which was recorded as a reduction of asset costs (note 7).

19.	Intangible assets

As at December 31, 2016	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$5,585	$(50)	$5,535
Customer relationships	25,618	(1,072)	24,546
Software	36,566	(13,116)	23,450
Software under development	18,773	-	18,773
	$86,542	$(14,238)	$72,304

As at December 31, 2015	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$800	$-	$800
Customer relationships	22,800	(7,097)	15,703
Software	23,269	(5,848)	17,421
Software under development	13,049	-	13,049
	$59,918	$(12,945)	$46,973

At December 31, 2016, a net carrying amount of $22,665,000 (December 31, 2015: $13,849,000) included in intangible assets was not subject to amortization. During the year ended December 31, 2016, the cost of additions was reduced by $1,094,000 for recognition of tax credits (2015: $1,678,000; 2014: $297,000)

During the year ended December 31, 2016, interest of $356,000 (2015: $772,000; 2014: $1,258,000) was capitalized to the cost of software under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 4.91% (2015: 6.39%; 2014: 6.39%).

During the year ended December 31, 2016, the weighted average amortization period for all classes of intangible assets was 8.2 years (2015: 7.9 years; 2014: 7.9 years).

As at December 31, 2016, estimated annual amortization expense for the next five years ended December 31 are as follows:

2016	$10,878
2017	9,609
2018	7,954
2019	5,030
2020	3,422
$36,893

Ritchie Bros.	129

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

20.	Goodwill

Balance, December 31, 2014	$82,354
Additions	10,659
Foreign exchange movement	(1,779)
Balance, December 31, 2015	$91,234
Additions (note 30)	30,794
Impairment loss (note 7)	(23,574)
Foreign exchange movement	(917)
Balance, December 31, 2016	$97,537

The carrying value of goodwill has been allocated to reporting units for impairment testing purposes as follows:

As at December 31,	2016	2015
Core Auction	$64,577	$53,303
EquipmentOne	14,357	37,931
Mascus	18,603	-
	$97,537	$91,234

21.	Equity-accounted investments

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

A condensed summary of the Company's investments in and advances to equity-accounted investees are as follows (in thousands of U.S. dollars, except percentages):

	Ownership	December 31,	December 31,
	percentage	2016	2015
Cura Classis entities	48%	$4,594	$3,487
Other equity investments	32%	2,732	3,000
		7,326	6,487

As a result of the Company’s investments, the Company is exposed to risks associated with the results of operations of the Cura Classis entities. The Company has no other business relationships with the Cura Classis entities. The Company’s maximum risk of loss associated with these entities is the investment carrying amount.

Ritchie Bros.	130

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

22.	Trade and other payables

As at December 31,	2016	2015
Trade payables	$38,686	$38,239
Accrued liabilities	44,775	47,193
Social security and sales taxes payable	14,759	15,208
Net consumption taxes payable	12,631	9,759
Share unit liabilities	10,422	6,204
Other payables	3,421	3,439
	$124,694	$120,042

23.	Deferred compensation arrangement

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

The expected benefit to be paid on termination of $1,838,000 (2015: $1,030,000) is presented in other non-current liabilities. The cash surrender value of the COLI asset of $1,777,000 (2015: $1,138,000) is classified within other non-current assets, with changes in the deferred compensation liability and COLI asset charged to selling, general and administrative expenses (note 6).

Ritchie Bros.	131

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.	Debt

	Carrying amount
As at December 31,	2016	2015
Short-term debt	$23,912	$12,350

Long-term debt:

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 4.225%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	-	24,567

Term loan, denominated in United States dollars, unsecured, bearing interest at 3.59%, due in quarterly installments of interest only, with the full amount of the principal due in May 2022.	-	30,000

Term loan, denominated in Canadian dollars, unsecured, bearing interest at 6.385%, due in quarterly installments of interest only, with the full amount of the principal due in May 2016.	-	43,348

Revolving loan, denominated in Canadian dollars, unsecured, bearing interest at a weighted average rate of 2.380%, due in monthly installments of interest only, with the committed, revolving credit facility available until October 2021	69,926	-

Revolving loan, denominated in United States dollars, unsecured, bearing interest at a weighted average rate of 2.075%, due in monthly installments of interest only, with the committed, revolving credit facility available until October 2021	30,000	-

Senior unsecured notes, bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	-
Less: unamortized debt issue costs	(4,220)	-
	595,706	97,915

Total debt	$619,618	$110,265

Long-term debt:
Current portion	$-	$43,348
Non-current portion	595,706	54,567
	$595,706	$97,915

On August 29, 2016, the Company obtained a financing commitment (the “Commitment Letter”) from Goldman Sachs Bank USA (“GS Bank”) pursuant to which GS Bank is committing to provide (i) a senior secured revolving credit facility in an aggregate principal amount of $150,000,000 (the “Revolving Facility”) and (ii) a senior unsecured bridge loan facility in an aggregate principal amount of up to $850,000,000 (the “Bridge Loan Facility”, and together with the Revolving Facility, the “Facilities”). Under the terms of the Commitment Letter, the Company may replace all or a portion of the Bridge Loan Facility with senior unsecured debt securities or certain other bank loan facilities. Debt issue costs related to these Facilities are discussed in note 28.

Ritchie Bros.	132

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.	Debt (continued)

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

The Company may use the proceeds from the Multicurrency Facilities to refinance certain existing indebtedness and for other general corporate purposes. Proceeds from the Delayed-Draw Facility can only be used to finance transactions contemplated by the Merger Agreement (note 28). The Multicurrency Facilities remain in place and outstanding even if the Merger Agreement is terminated and the Merger is not consummated.

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

The Company incurred debt issue costs of $6,410,000 in connection with the Credit Agreement. At December 31, 2016, the Company had unamortized deferred debt issue costs relating to the Credit Agreement of $6,182,000.

On October 27, 2016, the Company terminated its pre-existing revolving bi-lateral credit facilities, which consisted of $312,961,000 of committed revolving credit facilities and $292,159,000 of uncommitted credit facilities, as well as the $50,000,000 bulge credit facility. On the same day, the Company also prepaid all outstanding debt issued under the terminated facilities using funds from the New Facilities, which resulted in the fixed rate long-term debt being replaced by floating rate long-term debt and $6,787,000 in early termination fees, which were recognized in net income as a debt extinguishment cost on the transaction date. In conjunction with the closing of the Credit Agreement, the Company terminated the entire $150,000,000 Revolving Facility and $350,000,000 of the $850,000,000 Bridge Loan Facility with GS Bank (note 28).

On December 21, 2016, the Company completed the offering of $500,000,000 aggregate principal amount of 5.375% senior unsecured notes due January 15, 2025 (the “Notes”). The Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

Ritchie Bros.	133

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.	Debt (continued)

The Company will use the proceeds of the offering to finance in part the transactions contemplated by the Merger Agreement (note 28). Upon the closing of the offering, the gross proceeds from the offering together with certain additional amounts including prepaid interest were deposited in to an Escrow account. The funds will be held in escrow until the completion of the transactions contemplated by the Merger agreement. If the acquisition is not consummated on or before October 31, 2017 or the related agreement and plan of merger is terminated prior to such date, the Company will redeem all of the outstanding Notes at a redemption price equal to 100% of the original offering price of the Notes, plus accrued and unpaid interest. Until the release of the proceeds in the escrow account, the Notes will be secured by a first priority security interest in the escrow account. Upon the completion of the acquisition of IronPlanet, the Notes will be senior unsecured obligations. The Notes will be jointly and severally guaranteed on an unsecured, subordinated basis, subject to certain exceptions, by each of the Company’s subsidiaries which guarantees the obligations under the Company’s Credit Agreement. Upon consummation of the acquisition, IronPlanet and its subsidiaries are expected to become guarantors.

The Company incurred debt issue costs of $4,234,000 in connection with the offering of the Notes. At December 31, 2016, the Company had unamortized deferred debt issue costs relating to the Notes of $4,220,000.

On December 21, 2016, in conjunction with the closing of the offering of the Notes, the Company terminated the remaining $500,000,000 of the $850,000,000 Bridge Loan Facility with GS Bank.

The Company also has $12,000,000 million in committed revolving credit facilities in certain foreign jurisdictions which expire on May 31, 2018.

At December 31, 2015, the current portion of long-term debt consisted of a Canadian dollar 60,000,000 term loan under the Company’s uncommitted, non-revolving credit facility.

Short-term debt at December 31, 2016 is comprised of drawings in different currencies on the Company’s committed revolving credit facilities of $687,000,000 (2015: $312,693,000), and have a weighted average interest rate of 2.2% (December 31, 2015: 1.8%).

As at December 31, 2016, principal repayments for the remaining period to the contractual maturity dates are as follows:

Face value
2017	$23,912
2018	-
2019	-
2020	-
2021	99,926
Thereafter	500,000
$623,838

As at December 31, 2016, the Company had available committed revolving credit facilities aggregating $548,649,000, of which $538,574,000 is available until October 27, 2021. The Company also had available $325,000,000 under the delayed draw term loan facility.

Ritchie Bros.	134

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.	Debt (continued)

The Company is required to meet financial covenants established by its lenders. These include fixed charge coverage ratio and leverage ratio measurements. As at December 31, 2016 and 2015, the Company is in compliance with these covenants. The Company is not subject to any statutory capital requirements, and has not made any changes with respect to its overall capital management strategy during the years ended December 31, 2016 and 2015.

25.	Equity and dividends

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

Dividends

Declared and paid

The Company declared and paid the following dividends during the years ended December 31, 2016, 2015 and 2014:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Year ended December 31, 2016:
Fourth quarter 2015	January 15, 2016	$0.1600	February 12, 2016	$17,154	March 4, 2016
First quarter 2016	May 9, 2016	0.1600	May 24, 2016	17,022	June 14, 2016
Second quarter 2016	August 5, 2016	0.1700	September 2, 2016	18,127	September 23, 2016
Third quarter 2016	November 8, 2016	0.1700	November 28, 2016	18,156	December 19, 2016

Fourth quarter 2014	January 12, 2015	$0.1400	February 13, 2015	$15,089	March 6, 2015
First quarter 2015	May 7, 2015	0.1400	May 29, 2015	14,955	June 19, 2015
Second quarter 2015	August 6, 2015	0.1600	September 4, 2015	17,147	September 25, 2015
Third quarter 2015	November 5, 2015	0.1600	November 27, 2015	17,149	December 18, 2015

Year ended December 31, 2014:
Fourth quarter 2013	January 20, 2014	$0.1300	February 14, 2014	$13,915	March 7, 2014
First quarter 2014	May 2, 2014	0.1300	May 23, 2014	13,942	June 13, 2014
Second quarter 2014	August 5, 2014	0.1400	August 22, 2014	15,028	September 12, 2014
Third quarter 2014	November 4, 2014	0.1400	November 21, 2014	15,044	December 12, 2014

Ritchie Bros.	135

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.	Equity and dividends (continued)

Declared and undistributed

In addition to the above dividends, since the end of the year the Directors have recommended the payment of a final dividend of $0.17 cents per common share, accumulating to a total dividend of $18,160,000. The aggregate amount of the proposed final dividend is expected to be paid out of retained earnings on March 3, 2017 to stockholders of record on February 10, 2017. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequence for the Company.

26.	Share-based payments

Share-based payments consisted of the following compensation costs recognized in selling, general and administrative expenses:

Year ended December 31,	2016	2015	2014
Stock option compensation expense	$5,507	$4,001	$3,710
Share unit expense:
Equity-classified PSUs	1,981	-	-
Liability-classified share units	10,512	5,673	5,864
Employee share purchase plan - employer contributions	1,597	1,332	1,272
	$19,597	$11,006	$10,846

Stock option plan

The Company has a stock option plan that provides for the award of stock options to selected employees, directors and officers of the Company.

Stock options are granted with an exercise price equal to the fair market value of the Company‘s common shares at the grant date, with vesting periods ranging from immediate to five years and terms not exceeding 10 years. At December 31, 2016, there were 4,202,631 (December 31, 2015: 1,874,798) shares authorized and available for grants of options under the stock option plan.

Ritchie Bros.	136

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.	Share-based payments (continued)

Stock option plan (continued)

Stock option activity for the years ended December 31, 2016, 2015, and 2014 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2013	3,749,574	$21.09
Granted	837,364	23.60
Exercised	(663,152)	18.28		$4,304
Forfeited	(25,995)	23.26

Outstanding, December 31, 2014	3,897,791	22.09
Granted	880,706	25.50
Exercised	(1,412,535)	21.11		$9,426
Forfeited	(89,884)	23.10

Outstanding, December 31, 2015	3,276,078	23.40
Granted	1,268,101	24.34
Exercised	(1,081,531)	22.50		$9,380
Forfeited	(95,934)	24.32

Outstanding, December 31, 2016	3,366,714	$24.02	7.5	$33,601

Exercisable, December 31, 2016	1,319,750	$23.20	5.8	$14,258

The options outstanding at December 31, 2016 expire on dates ranging to August 11, 2026. The WA share price of options exercised during the year ended December 31, 2016 was $31.18 (2015: $27.78; 2014: $24.77). The WA grant date fair value of options granted during the year ended December 31, 2016 was $4.72 per option (2015: $5.39; 2014: $5.35).

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2016, 2015, and 2014 are presented in the following table on a weighted average basis:

Year ended December 31,	2016	2015	2014
Risk free interest rate	1.2%	1.8%	1.8%
Expected dividend yield	2.66%	2.18%	2.31%
Expected lives of the stock options	5 years	5 years	5 years
Expected volatility	26.5%	26.4%	29.3%

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

Ritchie Bros.	137

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.	Share-based payments (continued)

Stock option plan (continued)

The compensation expense arising from option grants is amortized over the relevant vesting periods of the underlying options. As at December 31, 2016, the unrecognized stock-based compensation cost related to the non-vested stock options was $3,976,000, which is expected to be recognized over a weighted average period of 2.1 years. Cash received from stock-based award exercises for the year ended December 31, 2016 was $24,338,000 (2015: $29,816,000; 2014: $12,121,000). The actual tax benefit realized for the tax deductions from option exercise of the share based payment arrangements totaled $1,464,000 for the year ended December 31, 2016 (2015: $1,150,000; 2014: $476,000).

Share unit plans

Share unit activity for the years ended December 31, 2016, 2015, and 2014 is presented below:

	Equity-classified awards		Liability-classified awards
	PSUs		PSUs (1)		Restricted share units		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2013	-	$-	76,227	$21.99	271,924	$21.78	19,624	$21.99
Granted	-	-	186,554	23.82	237,645	22.86	22,665	22.66
Vested and settled	-	-	(3,702)	22.22	(65,293)	22.01	-	-
Forfeited	-	-	(20,506)	22.38	(40,689)	22.32	-	-

Outstanding, December 31, 2014	-	$-	238,573	$23.38	403,587	$22.32	42,289	$22.33
Granted	-	-	218,699	24.57	20,528	26.38	29,072	26.07
Vested and settled	-	-	(6,870)	22.22	(28,887)	22.53	(13,365)	22.34
Forfeited	-	-	(28,817)	23.23	(62,274)	21.56	-	-

Outstanding, December 31, 2015	-	$-	421,585	$24.03	332,954	$22.70	57,996	$24.21
Granted	7,714	31.40	257,117	23.32	4,543	29.33	17,371	29.41
Transferred to (from) equity awards on modification	257,934	27.34	(257,934)	23.86	-	-	-	-
Vested and settled	-	-	(68,683)	23.08	(162,306)	22.23	(1,847)	25.28
Forfeited	(21,680)	27.43	(40,756)	22.75	(15,182)	22.68	-	-
Outstanding, December 31, 2016	243,968	$27.48	311,329	$23.96	160,009	$23.37	73,520	$25.41

(1)	Liability-classified PSUs include PSUs awarded under the employee PSU plan, the sign-on grant PSU plan, and other PSUs plans in place prior to 2015 that are cash-settled and not subject to market vesting conditions.

The total market value of share units vested and released during the year ended December 31, 2016 was $4,463,000 (2015: $1,253,000; 2014: $1,578,000). As at December 31, 2016, the Company had a total share unit liability of $14,665,000 (December 31, 2015: $11,836,000) in respect of share units under the PSU, Restricted Share Unit (“RSU”), and DSU plans described herein. The compensation expense arising from share unit grants is amortized over the relevant vesting periods of the underlying units.

Ritchie Bros.	138

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.	Share-based payments (continued)

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

PSUs awarded under the new plans are subject to market vesting conditions. The fair value of the liability-classified PSUs awarded under the employee PSU plan is estimated on the date of grant and at each reporting date using a binomial model. The significant assumptions used to estimate the fair value of the liability-classified PSUs awarded under the employee PSU plan during 2016 and 2015 are presented in the following table on a weighted average basis:

Year ended December 31,	2016	2015
Risk free interest rate	1.2%	1.3%
Expected dividend yield	2.40%	2.17%
Expected lives of the PSUs	3 years	3 years
Expected volatility	29.7%	29.4%
Average expected volatility of comparable companies	37.0%	32.8%

Ritchie Bros.	139

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.	Share-based payments (continued)

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

The fair value of the equity-classified PSUs awarded under the senior executive PSU plan is estimated on modification date and on the date of grant using a binomial model. The significant assumptions used to estimate the fair value of the equity-classified PSUs awarded under the senior executive PSU plan during 2016 are presented in the following table on a weighted average basis:

Year ended December 31,	2016
Risk free interest rate	1.2%
Expected dividend yield	2.50%
Expected lives of the PSUs	3 years
Expected volatility	29.9%
Average expected volatility of comparable companies	37.0%

As at December 31, 2016, the unrecognized share unit expense related to equity-classified PSUs was $4,694,000, which is expected to be recognized over a weighted average period of 1.7 years. The unrecognized share unit expense related to liability-classified PSUs was $5,351,000, which is expected to be recognized over a weighted average period of 1.8 years.

Sign-on grant PSUs

On August 11, 2014, the Company awarded 102,375 one-time sign-on grant PSUs (the “SOG PSUs”). The SOG PSUs are cash-settled and subject to market vesting conditions related to the Company’s share performance over rolling two, three, four, and five-year periods.

The fair value of the liability-classified SOG PSUs is estimated on the date of grant and at each reporting date using a binomial model. The significant assumptions used to estimate the fair value of the SOG PSUs during the years ended December 31, 2016, 2015, and 2014 are presented in the following table on a weighted average basis:

Year ended December 31,	2016	2015	2014
Risk free interest rate	1.1%	1.4%	1.8%
Expected dividend yield	2.23%	2.19%	2.09%
Expected volatility	28.2%	32.6%	27.8%

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

Ritchie Bros.	140

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.	Share-based payments (continued)

Share unit plans (continued)

Other PSUs

The Company also has other liability-classified PSUs granted under plans in place prior to 2015 that are cash-settled and not subject to market vesting conditions. The fair values of these liability-classified PSUs is estimated on grant date and at each reporting date using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange.

RSUs and DSUs

The Company has Restricted Share Unit (“RSU”) and DSU plans that are cash-settled and not subject to market vesting conditions. Fair values of share units under these plans are estimated on grant date and at each reporting date using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange. DSUs are granted under the DSU plan to members of the Board of Directors.

As at December 31, 2016, the unrecognized share unit expense related to liability-classified restricted share units (“RSUs”) was $549,000, which is expected to be recognized over a weighted average period of 0.6 years. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately upon grant.

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

27.	Commitments

Commitments for expenditures

As at December 31, 2016, the Company had committed to, but not yet incurred, $3,197,000 in capital expenditures for property, plant and equipment and intangible assets (December 31, 2015: $1,820,000).

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

Ritchie Bros.	141

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

27.	Commitments (continued)

Operating lease commitments – the Company as lessee (continued)

The future aggregate minimum lease payments under non-cancellable operating leases, excluding reimbursed costs to the lessor, are as follows:

2017	$12,664
2018	11,531
2019	9,902
2020	8,180
2021	6,443
Thereafter	56,716
$105,436

As at December 31, 2016, the total future minimum sublease payments expected to be received under non-cancellable subleases is $577,000 (December 31, 2015: $1,077,000). The lease expenditure charged to earnings during the year ended December 31, 2016 was $20,075,000 (2015: $17,367,000; 2014: $18,139,000).

Capital lease commitments – the Company as lessee

The Company has entered into capital lease arrangements for computer and yard equipment. The majority of the leases have a fixed term with a remaining life of one month to four years with renewal options included in the contracts. In certain of these leases, the Company has the option to purchase the leased asset at fair market value or a stated residual value at the end of the lease term.

As at December 31, 2016, the net carrying amount of computer and yard equipment under capital leases is $3,968,000 (December 31, 2015: $2,192,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

2017	$1,484
2018	1,228
2019	1,138
2020	391
2021	-
Thereafter	-
$4,241

Assets recorded under capital leases are as follows:

As at December 31, 2016	Cost	Accumulated depreciation	Net book value
Computer equipment	$8,511	$(4,990)	$3,521
Yard and auto equipment	589	(142)	447
	$9,100	$(5,132)	$3,968

Ritchie Bros.	142

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

27.	Commitments (continued)

As at December 31, 2015	Cost	Accumulated depreciation	Net book value
Computer equipment	$6,080	$(4,132)	$1,948
Yard and auto equipment	315	(71)	244
	$6,395	$(4,203)	$2,192

28.	Contingencies

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

Debt issue costs

In connection with the execution of the Merger Agreement, the Company obtained the Commitment Letter, dated August 29, 2016, from GS Bank pursuant to which GS Bank committed to providing the Facilities (discussed in note 24). Consideration for GS Bank’s services in this regard include one-time fees totalling $13,750,000 that are contingent upon consummation of the Merger. These debt issue costs have not been recognized at December 31, 2016.

Advisory costs

The Company has entered into various contractual arrangements with Goldman, Sachs & Co. and GS Bank (together, “Goldman Sachs”) whereby Goldman Sachs has provided financial structuring and acquisition advisory services in relation to the Company’s agreement to acquire IronPlanet. Consideration for Goldman Sach’s services in this regard, for which the maximum amount payable by the Company at December 31, 2016 is $8,625,000, is contingent upon consummation of the Merger. These advisory costs have not been recognized at December 31, 2016. They will be expensed as acquisition-related costs when they are recognized.

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

Ritchie Bros.	143

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

28.	Contingencies (continued)

Guarantee contracts (continued)

At December 31, 2016 there was $3,813,000 of industrial assets guaranteed under contract, of which 100% is expected to be sold prior to the end of March 2017 (December 31, 2015: $25,267,000 of which 100% sold prior to the end of May 2016).

At December 31, 2016 there was $11,415,000 of agricultural assets guaranteed under contract, of which 100% is expected to be sold prior to the end of July 2017 (December 31, 2015: $30,509,000 of which 100% sold prior to the end of August 2016).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

29.	Selected quarterly financial data (unaudited)

The following is a summary of selected quarterly financial information (unaudited):

				Attributable to stockholders
		Operating	Net income	Net income	Earnings (loss) per share
2016	Revenues	income	(loss)	(loss)	Basic	Diluted
First quarter	$131,945	$39,174	$29,994	$29,406	$0.28	$0.27
Second quarter	158,805	53,635	40,591	39,710	0.37	0.37
Third quarter	128,876	2,285	(5,000)	(5,137)	(0.05)	(0.05)
Fourth quarter	146,769	40,628	27,927	27,853	0.26	0.26

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2015	Revenues	income	income	income	Basic	Diluted
First quarter	$115,618	$33,019	$24,110	$23,777	$0.22	$0.22
Second quarter	155,477	62,795	45,846	45,083	0.42	0.42
Third quarter	109,318	28,602	21,247	20,825	0.19	0.19
Fourth quarter	135,462	50,424	47,372	46,529	0.43	0.43

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2014	Revenues	income	income	income	Basic	Diluted
First quarter	$98,588	$19,081	$13,435	$13,174	$0.12	$0.12
Second quarter	141,835	51,773	37,536	37,008	0.35	0.34
Third quarter	102,217	15,903	9,643	9,382	0.09	0.09
Fourth quarter	138,457	41,170	31,949	31,417	0.29	0.29

Ritchie Bros.	144

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

30.	Business combinations

(a)	Mascus acquisition

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

Mascus provisional purchase price allocation

February 19, 2016
Purchase price	$29,580
Fair value of contingent consideration	3,431
Non-controlling interests (1)	596
Total fair value at Mascus Acquisition Date	33,607

Fair value of assets acquired:
Cash and cash equivalents	$1,457
Trade and other receivables	1,290
Prepaid expenses	528
Property, plant and equipment	104
Intangible assets (2)	14,817

Fair value of liabilities assumed:
Trade and other payables	1,533
Other non-current liabilities	37
Deferred tax liabilities	2,683
Fair value of identifiable net assets acquired	13,943
Goodwill acquired on acquisition	$19,664

(1)	The Company acquired 100% of Mascus and within the Mascus group of entities there were two subsidiaries that were not wholly-owned, one domiciled in the United States and one domiciled in Denmark. As such, the Company acquired non-controlling interests. The fair value of each non-controlling interest was determined using an income approach based on cash flows of the respective entities that were attributable to the non-controlling interest. On May 27, 2016, Ritchie Bros. Holdings (America) Inc. acquired the remaining issued and outstanding shares of the Mascus subsidiary domiciled in the United States for cash consideration of $226,000.

(2)	Intangible assets consist of customer relationships with estimated useful lives of 17 years, indefinite-lived trade names, and software assets with estimated useful lives of five years.

Ritchie Bros.	145

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

30.	Business combinations (continued)

(a)	Mascus acquisition (continued)

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

Goodwill

Goodwill has been allocated entirely to the Mascus reporting unit and included in “Other” for segmented information purposes and is based on an analysis of the fair value of net assets acquired. The main drivers generating goodwill are the anticipated synergies from (1) the Company's core auction expertise and transactional capabilities to Mascus' existing customer base, and (2) Mascus' providing existing technology to the Company's current customer base. Other factors generating goodwill include the acquisition of Mascus' assembled work force and their associated technical expertise.

Contributed revenue and net income

The results of Mascus’ operations are included in these consolidated financial statements from Mascus’ Acquisition Date. Mascus’ contribution to the Company’s revenues and net income for the period from February 19, 2016 to December 31, 2016 was $7,473,000 and $808,000, respectively. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Contingent consideration

The Company may pay an additional amount not exceeding €3,198,000 ($3,563,000) contingent upon the achievement of certain operating performance targets over the next three-year period. The Company has recognized a liability equal to the estimated fair value of the contingent payments the Company expects to make as of the acquisition date, which was €3,080,000 ($3,431,000) on February 19, 2016. The Company will re-measure this liability each reporting period and record changes in the fair value in the consolidated income statement. For the period ending December 31, 2016, the Company recognized $14,000 in other expense associated with the change in fair value.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $1,720,000 for legal fees, continuing employment costs, and other acquisition-related costs are included in the consolidated income statement for the period ended December 31, 2016.

Employee compensation in exchange for continued services

The Company may pay additional amounts not exceeding €1,625,000 ($1,849,000) over three-year periods based on key employees’ continuing employment with Mascus.

Ritchie Bros.	146

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

30.	Business combinations (continued)

(b)	Petrowsky acquisition

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

Petrowsky provisional purchase price allocation

August 1, 2016
Purchase price	$6,250
Fair value of contingent consideration	1,433
Total fair value at Petrowsky Acquisition Date	7,683

Assets acquired:
Property, plant and equipment	$441
Intangible assets ~	2,934
Fair value of identifiable net assets acquired	3,375
Goodwill acquired on acquisition	$4,308

~	Consists of customer relationships with estimated useful lives of 10 years.

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

Goodwill

Goodwill has been allocated entirely to the Company’s Core Auction segment and is based on an analysis of the fair value of net assets acquired. Petrowsky is a highly complementary business that will broaden the Company’s base of equipment sellers, one of the main drivers generating goodwill. Petrowsky’s sellers are primarily in the construction and transportation industries, which are also well aligned with the Company’s sector focus.

Ritchie Bros.	147

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

30.	Business combinations (continued)

(b)	Petrowsky acquisition (continued)

Contributed revenue and net loss

The results of Petrowsky’s operations are included in these consolidated financial statements from Petrowsky Acquisition Date. Petrowksy’s contribution to the Company’s revenues and net income for the period from August 1, 2016 to December 31, 2016 was $882,000 of revenues and a $218,000 net loss, excluding continuing employment costs. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

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

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $604,000 for legal fees, continuing employment costs, and other acquisition-related costs are included in the consolidated income statement for the year ended December 31, 2016.

Employee compensation in exchange for continued services

As noted above, $750,000 was paid on the Petrowsky Acquisition Date in exchange for the continuing services of certain key employees. In addition, the Company may pay an amount not exceeding $1,000,000 over a three-year period based on the founder of Petrowsky’s continuing employment with the Company.

(c)	Kramer acquisition

On November 15, 2016 (the “Kramer Acquisition Date”), the Company purchased the assets of Kramer Auctions Ltd. for cash consideration of Canadian dollar 15,300,000 ($11,361,000) comprised of Canadian dollar 15,000,000 ($11,138,000) paid at acquisition date and Canadian dollar 300,000 ($223,000) deferred payments over three years. In addition to cash consideration, consideration of up to Canadian dollar 2,500,000 ($1,856,000) is contingent on Kramer achieving certain operating performance targets over the three-year period following acquisition.

Kramer is a leading Canadian agricultural auction company with exceptionally strong customer relationships in central Canada. This acquisition is expected to significantly strengthen Ritchie Bros.’ penetration of Canada’s agricultural sector and add key talent to our Canadian Agricultural sales and operations team.

The acquisition was accounted for in accordance with ASC 805 Business Combinations. The assets acquired were recorded at their estimated fair values at the Kramer Acquisition Date. Goodwill of $6,822,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Ritchie Bros.	148

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

30.	Business combinations (continued)

(c)	Kramer acquisition (continued)

Kramer provisional purchase price allocation

November 15, 2016
Purchase price	$11,138
Deferred purchase note consideration	223
Fair value of contingent consideration	538
Total fair value at Petrowsky Acquisition Date	11,899

Assets acquired:
Property, plant and equipment	$399
Intangible assets ~	4,678
Fair value of identifiable net assets acquired	5,077
Goodwill acquired on acquisition	$6,822

~	Consists of customer relationships and trade names with estimated useful lives of 10 and three years, respectively.

The amounts included in the Kramer provisional purchase price allocation are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Kramer Acquisition Date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the Kramer Acquisition Date. Adjustments to the preliminary values during the measurement period will be recorded in the operating results of the period in which the adjustments are determined. Changes to the amounts recorded as assets and liabilities will result in a corresponding adjustment to goodwill.

Assets acquired

At the date of acquisition, the Company determined the fair value of the assets acquired using appropriate valuation techniques.

Goodwill

Goodwill has been allocated entirely to the Company’s Core Auction segment and is based on an analysis of the fair value of net assets acquired. Kramer is a highly complementary business that will broaden the Company’s base in the agriculture sector in Canada, one of the main drivers generating goodwill.

Contributed revenue and net loss

The results of Kramer’s operations are included in these consolidated financial statements from the Kramer Acquisition Date. Kramer’s contribution to the Company’s revenues and net income for the period from November 15, 2016 to December 31, 2016 was $58,000 of revenues and a $199,000 net loss, excluding continuing employment costs. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Contingent consideration

As part of the acquisition, contingent consideration of up to Canadian dollar 2,500,000 ($1,856,000) is payable to Kramer Auctioneers if certain revenue growth targets are achieved. The contingent consideration is based on the cumulative revenue growth during a three-year period ending November 15, 2019. Based on the Company’s current three-year forecast of this new business, it is determined the fair value of the contingent consideration is Canadian dollar 725,000 ($538,000).

Ritchie Bros.	149

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

30. Business combinations (continued)

(c)	Kramer acquisition (continued)

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $192,000 for legal fees, continuing employment costs, and other acquisition-related costs are included in the consolidated income statements for the year ended December 31, 2016.

Employee compensation in exchange for continued services

The Company may pay an additional amount not exceeding Canadian dollar 1,000,000 ($743,000) over a three-year period based on the continuing employment of four key leaders of Kramer Auctions with the Company.

(d)	Xcira acquisition

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

Xcira purchase price allocation

November 4, 2015
Purchase price	$12,359
Non-controlling interest	4,119
Total fair value at Xcira Acquisition Date	16,478

Assets acquired:
Cash and cash equivalents	$252
Trade and other receivables	1,382
Prepaid expenses	62
Property, plant and equipment	314
Other non-current assets	11
Intangible assets ~	4,300

Liabilities assumed:
Trade and other payables	502
Fair value of identifiable net assets acquired	5,819
Goodwill acquired on acquisition	$10,659

~	Consists of existing technology and customer relationships with estimated useful lives of five and 20 years, respectively

Ritchie Bros.	150

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

30.	Business combination (continued)

(d)	Xcira acquisition (continued)

There was no contingent consideration under the terms of the acquisition, and as such no acquisition provisions were created.

Assets acquired and liabilities assumed

At the date of acquisition, the carrying amounts of the assets and liabilities acquired approximated their fair values, except intangible assets, whose fair values were determined using appropriate valuation techniques.

Goodwill

Goodwill has been allocated entirely to the Company’s Core Auction segment and is based on an analysis of the fair value of net assets acquired. The main drivers generating goodwill are the Company’s ability to utilize Xcira’s experience to differentiate the Company’s online bidding service from other industrial auction companies, as well as to secure Xcira’s bidding technology. Online bidding represents a significant and growing portion of all bidding conducted at the Company’s auctions.

Non-controlling interests

The fair value of the 25% non-controlling interest in Xcira is estimated to be $4,119,000.

Contributed revenue and net income

The results of Xcira’s operations are included in these consolidated financial statements from the date of acquisition. For the year ended December 31, 2016, Xcira recorded revenues of $8,261,000 and net income of $1,225,000, respectively. On consolidation, $3,634,000 of inter entity revenues recorded by Xcira during the year ended December 31, 2016, respectively, were eliminated against the same amounts of inter-entity expenses recorded by another subsidiary within the wholly-owned group. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $1,111,000 for continuing employment costs are included in the consolidated income statement for the year ended December 31, 2016 (2015: $191,000). There were no other acquisition-related costs for Xcira in 2016 (2015: $410,000).

Employee compensation in exchange for continued services

The Company may pay an additional amount not exceeding $2,000,000 over a three-year period based on the Founder’s continuing employment with Xcira. For the year ending December 31, 2016, the Company paid $667,000 relating to this compensation.

Future development of internally-generated software

The Company may pay an additional amount not exceeding $2,700,000 over a two-year period upon achievement of certain conditions related to the delivery of an upgrade to its existing technology. The Company did not make any payments related to this software development in 2016.

Ritchie Bros.	151

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Ritchie Bros.	152

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on its assessment under the framework in COSO, management has concluded that internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	153

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Ritchie Bros. Auctioneers Incorporated

We have audited Ritchie Bros. Auctioneers Incorporated (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ritchie Bros. Auctioneers Incorporated management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ritchie Bros. Auctioneers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

Ritchie Bros.	154

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ritchie Bros. Auctioneers Incorporated as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016 of Ritchie Bros. Auctioneers Incorporated and our report dated February 21, 2017 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/Ernst & Young LLP
February 21, 2017	Chartered Professional Accountants

Ritchie Bros.	155

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this Item is incorporated by reference to our definitive Proxy Statement for our 2017 Annual and Special Meeting of Shareholders, to be filed within 120 days of December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2017 Proxy Statement”).

ITEM 11:	EXECUTIVE COMPENSATION

The information responsive to this Item is incorporated by reference to our 2017 Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this Item is incorporated by reference to our 2017 Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this Item is incorporated by reference to our 2017 Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this Item is incorporated by reference to our 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with this Report:

2.	FINANCIAL STATEMENT SCHEDULES
None.

3.	EXHIBITS
The exhibits listed in (b) below are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

(b)	Exhibits:

Exhibit
Number	Document
2.1*	Agreement and Plan of Merger, dated August 29, 2016, by and among the Company, Topaz Mergersub, Inc., IronPlanet, and Fortis Advisors LLC (as representative of the indemnifying securityholders thereunder) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 31, 2016)
3.1	Articles of Amalgamation and Amendments (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
3.2	Amended and Restated By-law No. 1 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K furnished on February 27, 2015)
4.1	Shareholder Rights Plan Agreement dated as of February 22, 2007, between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
4.2	Amending Agreement dated April 5, 2007 between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
4.3	Indenture, dated as of December 21, 2016, among the Company, the guarantors party thereto and US Bank National Association, as trustee, relating to the Company’s 5.375% Senior Notes due 2025 (includes form of note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2016)
10.1#	Amended and Restated Stock Option Plan, dated May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)
10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.3#	Stock Option Agreement between Ritchie Bros. Auctioneers Incorporated and Ravichandra Saligram, dated August 11, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

10.4#	Amended and Restated Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.5#	Non-Executive Director Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.6#	Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.7#	Form of Restricted Share Unit Grant Agreement for Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.8#	Employee Restricted Share Unit Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.9#	Form of Employee Restricted Share Unit Plan Grant Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.10#	Non-Executive Director Deferred Share Unit Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.11#	Performance Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.12#	Form of Performance Share Unit Grant Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.13#	Performance Share Unit Grant Agreement between Ritchie Bros. Auctioneers Incorporated and Ravichandra Saligram, dated August 11, 2014 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.14#	Executive Nonqualified Excess Plan (United States 10/10 Program) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.15#	Canada and All Non-United States Locations: 10/10 Compensation Arrangement (Canada 10/10 Program) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.16#	Senior Executive Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.17#	Form of Performance Share Unit Grant Agreement for Senior Executive Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.18#	Employee Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.19#	Form of Performance Share Unit Grant Agreement for Employee Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.20#	1999 Employee Stock Purchase Plan (as amended February 17, 2017)
10.21#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Ravichandra Saligram, dated June 16, 2014 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.22#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Jim Barr, dated November 3, 2014 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.23#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Rob McLeod, dated August 11, 2010 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.24#	Transfer Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Rob McLeod, dated July 6, 2015 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.25#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Karl Werner, dated

January 1, 2015 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.26#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Todd Wohler, dated January 6, 2015 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.27#	Amendment to Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Todd Wohler, dated January 20, 2015 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.28#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Terrence Dolan, dated May 1, 2015 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.29#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Randy Wall, dated December 19, 2014 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.30#	Employment Agreement between Ritchie Bros. Shared Services B.V. and Jeroen Rijk, dated May 6, 2015 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.31#	Employment Agreement between Ritchie Bros. Auctioneers Incorporated and Kieran Holm, dated January 1, 2015 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.32#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Darren Watt, dated May 25, 2015 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.33#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Sharon Driscoll, dated May 20, 2015 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.34#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Doug Olive, dated April 20, 2015 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.35#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Ramon Millan, dated November 19, 2015 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.36#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Becky Alseth, dated November 28, 2015 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.37#	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.38#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.39	Lease Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.40	Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.41	Pre-Handover Occupancy Rental Agreement and Amendment to Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated November 25, 2009 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.42	Lease Modification Agreement with Great-West Life Assurance Company and London Life Insurance Company dated February 12, 2010 (incorporated by reference to Exhibit 10.42 to the Company’s

Annual Report on Form 10-K filed on February 25, 2016)
10.43	Lease Confirmation and Amendment to Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated May 6, 2010 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.44#	Summary of Short-term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.45#	Amendment to Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Sharon Driscoll, dated February 26, 2016
10.46#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Marianne Marck, dated February 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)
10.47**	Strategic Alliance and Remarketing Agreement, entered into as of August 29, 2016, by and between the Company, IronPlanet, Inc. and Caterpillar, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016)
10.48	Amended and Restated Commitment Letter, dated September 16, 2016, from Goldman Sachs Bank USA and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016)
10.49	Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 4, 2016)
10.50	First Amendment, dated as of January 17, 2017, to Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto
21.1	List of Company Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1***	Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the 1999 Employee Stock Purchase Plan
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission.
***	Furnished pursuant to Rule 15d-21 under the Exchange Act.

ITEM 16:	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Date: February 21, 2017	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ravichandra K. Saligram	Chief Executive Officer	February 21, 2017
	Ravichandra K. Saligram	(principal executive officer)

By:	/s/ Sharon R. Driscoll	Chief Financial Officer	February 21, 2017
	Sharon R. Driscoll	(principal financial officer and principal
accounting officer)

By:	/s/ Beverley A. Briscoe	Chair of the Board	February 21, 2017
Beverley A. Briscoe

By:	/s/ Robert G. Elton	Director	February 21, 2017
Robert G. Elton

By:	/s/ Erik Olsson	Director	February 21, 2017
Erik Olsson

By:	/s/ Eric Patel	Director	February 21, 2017
Eric Patel

By:	/s/ Edward B. Pitoniak	Director	February 21, 2017
Edward B. Pitoniak

By:	/s/ Sarah Raiss	Director	February 21, 2017
Sarah E. Raiss

By:	/s/ Christopher Zimmerman	Director	February 21, 2017
Christopher Zimmerman