Form 10-Q
period 2017-03-31
RITCHIE BROS AUCTIONEERS INC
filed 2017-05-04
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 106,985,954 common shares, without par value, outstanding as of May 2, 2017.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended March 31, 2017

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q of Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we” or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. These statements are based on our current expectations and estimates about our business and markets, and include, among others, statements relating to:

•	our future strategy, objectives, targets, projections, performance, and key enablers;

•	our ability to drive shareholder value;

•	market opportunities;

•	our internet initiatives and the level of participation in our auctions by internet bidders, and the success of EquipmentOne and our other online marketplaces;

•	our ability to grow our businesses, acquire new customers, enhance our sector reach, drive geographic depth, and scale our operations;

•	the impact of our initiatives, services, investments, and acquisitions on us and our customers;

•	the acquisition or disposition of properties;

•	our ability to integrate our acquisitions;

•	potential future mergers and acquisitions, including the planned merger of Ritchie Bros. and IronPlanet Holdings, Inc., and the consummation of regulatory review and closing;

•	potential future strategic alliances, including the planned alliance between Ritchie Bros., IronPlanet, Inc., and Caterpillar Inc.

•	our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our existing services and support additional value-added service offerings;

•	the supply trend of equipment in the market and the anticipated price environment for late model equipment, as well as the resulting effect on our business and Gross Auction Proceeds (“GAP”) (as defined under “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q);

•	fluctuations in our quarterly revenues and operating performance resulting from the seasonality of our business;

•	our compliance with all laws, rules regulations and requirements that affect our business;

•	effects of various economic, financial, industry, and market conditions or policies, including the supply and demand for property, equipment, or natural resources;

•	the behavior of oil and gas equipment pricing;

•	the relative percentage of GAP represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;

•	our Revenue Rates (as described under “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q), the sustainability of those rates, the impact of our commission rate and fee changes, and the seasonality of GAP and revenues;

•	our future capital expenditures and returns on those expenditures;

•	the proportion of our revenues, operating expenses, and operating income denominated in currencies other than the United States (“U.S.”) dollar or the effect of any currency exchange and interest rate fluctuations on our results of operations;

•	the grant and satisfaction of equity awards pursuant to our compensation plans;

•	any future declaration and payment of dividends, including the tax treatment of any such dividends;

•	financing available to us, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and

•	our ability to satisfy our present operating requirements and fund future growth through existing working capital and credit facilities.

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein and other relevant factors.

PART I

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements
(Expressed in thousands of United States dollars, except share and per share data)
(Unaudited)

Three months ended March 31,	2017	2016
Revenues (note 6)	$124,499	$131,945
Costs of services, excluding depreciation and amortization (note 7)	12,813	15,313
	111,686	116,632
Selling, general and administrative expenses (note 7)	70,575	67,110
Acquisition-related costs (note 7)	8,627	1,197
Depreciation and amortization expenses (note 7)	10,338	10,080
Gain on disposition of property, plant and equipment	(721)	(246)
Foreign exchange gain	(730)	(683)

Operating income	23,597	39,174

Other income (expense):
Interest income	955	498
Interest expense	(8,133)	(1,363)
Equity income (loss) (note 17)	(53)	519
Other, net	1,382	698
	(5,849)	352

Income before income taxes	17,748	39,526

Income tax expense (recovery) (note 8):
Current	7,488	10,009
Deferred	(173)	(477)
	7,315	9,532

Net income	$10,433	$29,994

Net income attributable to:
Stockholders	$10,377	$29,406
Non-controlling interests	56	588
	$10,433	$29,994

Earnings per share attributable to stockholders (note 9):
Basic	$0.10	$0.28
Diluted	$0.10	$0.27

Weighted average number of shares outstanding (note 9):
Basic	106,851,595	106,917,280
Diluted	107,788,949	107,159,010

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income
(Expressed in thousands of United States dollars)
(Unaudited)

Three months ended March 31,	2017	2016

Net income	$10,433	$29,994
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	7,440	12,195

Total comprehensive income	$17,873	$42,189

Total comprehensive income attributable to:
Stockholders	17,813	41,434
Non-controlling interests	60	755
	$17,873	$42,189

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
(Expressed in thousands of United States dollars, except share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$236,894	$207,867
Restricted cash	137,986	50,222
Trade and other receivables	112,353	52,979
Inventory (note 12)	20,868	28,491
Advances against auction contracts	7,485	5,621
Prepaid expenses and deposits	15,114	19,005
Assets held for sale (note 13)	242	632
Income taxes receivable	15,091	13,181
	546,033	377,998
Property, plant and equipment (note 14)	515,019	515,030
Equity-accounted investments (note 17)	7,197	7,326
Restricted cash (note 10)	500,000	500,000
Deferred debt issue costs	5,853	6,182
Other non-current assets	4,711	4,027
Intangible assets (note 15)	74,987	72,304
Goodwill (note 16)	98,065	97,537
Deferred tax assets	22,450	19,129
	$1,774,315	$1,599,533
Liabilities and Equity
Current liabilities:
Auction proceeds payable	$278,195	$98,873
Trade and other payables	115,434	124,694
Income taxes payable	1,378	5,355
Short-term debt (note 18)	24,616	23,912
	419,623	252,834
Long-term debt (note 18)	596,438	595,706
Share unit liabilities	2,404	4,243
Other non-current liabilities	14,972	14,583
Deferred tax liabilities	39,691	36,387
	1,073,128	903,753
Contingencies (note 21)
Contingently redeemable performance share units (note 20)	5,021	3,950
Stockholders' equity (note 19):
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 106,954,951 (December 31, 2016: 106,822,001)	129,625	125,474
Additional paid-in capital	28,227	27,638
Retained earnings	593,212	601,071
Accumulated other comprehensive loss	(59,690)	(67,126)
Stockholders' equity	691,374	687,057
Non-controlling interest	4,792	4,773
	696,166	691,830
	$1,774,315	$1,599,533

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(Expressed in thousands of United States dollars, except where noted)
(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
	shares	Amount	("APIC")	earnings	income (loss)	("NCI")	equity	("PSUs")
Balance, December 31, 2016	106,822,001	$125,474	$27,638	$601,071	$(67,126)	$4,773	$691,830	$3,950
Net income	-	-	-	10,377	-	56	10,433	-
Other comprehensive income	-	-	-	-	7,436	4	7,440	-
	-	-	-	10,377	7,436	60	17,873	-
Stock option exercises	132,950	4,151	(739)	-	-	-	3,412	-
Stock option compensation expense (note 20)	-	-	1,311	-	-	-	1,311	-
Equity-classified PSU expense (note 20)	-	-	15	-	-	-	15	997
Equity-classified PSU dividend equivalents	-	-	2	(47)	-	-	(45)	45
Change in value of contingently redeemable equity-classified PSUs	-	-	-	(29)	-	-	(29)	29
Cash dividends paid (note 19)	-	-	-	(18,160)	-	(41)	(18,201)	-
Balance, March 31, 2017	106,954,951	$129,625	$28,227	$593,212	$(59,690)	$4,792	$696,166	$5,021

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

Three months ended March 31,	2017	2016
Cash provided by (used in):
Operating activities:
Net income	$10,433	$29,994
Adjustments for items not affecting cash:
Depreciation and amortization expenses (note 7)	10,338	10,080
Inventory write down (note 12)	355	-
Stock option compensation expense (note 20)	1,311	1,070
Equity-classified PSU expense (note 20)	1,012	-
Deferred income tax recovery	(173)	(477)
Equity loss (income) less dividends received	53	(519)
Unrealized foreign exchange gain	(240)	(621)
Change in fair value of contingent consideration	(430)	-
Gain on disposition of property, plant and equipment	(721)	(246)
Debt issue cost amortization	445	-
Other, net	114	-
Net changes in operating assets and liabilities (note 10)	112,045	126,394
Net cash provided by operating activities	134,542	165,675
Investing activities:
Acquisition of Mascus (note 22)	-	(27,812)
Property, plant and equipment additions	(1,863)	(2,444)
Intangible asset additions	(5,664)	(3,711)
Proceeds on disposition of property, plant and equipment	1,505	824
Other, net	-	(173)
Net cash used in investing activities	(6,022)	(33,316)
Financing activities:
Issuances of share capital	3,412	3,031
Share repurchase (note 19)	-	(36,726)
Dividends paid to stockholders (note 19)	(18,160)	(17,154)
Dividends paid to NCI	(41)	(2,296)
Proceeds from short-term debt	1,219	30,179
Repayment of short-term debt	(1,009)	(2,283)
Repayment of finance lease obligations	(438)	(493)
Other, net	(48)	32
Net cash used in financing activities	(15,065)	(25,710)
Effect of changes in foreign currency rates on cash and cash equivalents	3,336	12,123
Cash, cash equivalents, and restricted cash:
Increase	116,791	118,772
Beginning of period	758,089	293,246
Cash, cash equivalents, and restricted cash, end of period (note 10)	$874,880	412,018

See accompanying notes to the condensed consolidated financial statements.

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

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b)	Revenue recognition

Revenues are comprised of:

•	commissions earned at the Company’s auctions through the Company acting as an agent for consignors of equipment and other assets, as well as commissions on online marketplace sales, and
•	fees earned in the process of conducting auctions, fees from value-added services, as well as fees paid by buyers on online marketplace sales.

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

Commissions from sales at the Company’s auctions represent the percentage earned by the Company on the gross auction proceeds from equipment and other assets sold at auction. The majority of the Company’s commissions are earned as a pre-negotiated fixed rate of the gross selling price. Other commissions from sales at the Company’s auctions are earned from underwritten commission contracts, when the Company guarantees a certain level of proceeds to a consignor or purchases inventory to be sold at auction. Commissions also include those earned on online marketplace sales.

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

Under the standard terms and conditions of its auction sales, the Company is not obligated to pay a consignor for property that has not been paid for by the buyer, provided the property has not been released to the buyer. In the rare event where a buyer refuses to take title of the property, the sale is cancelled in the period in which the determination is made, and the property is returned to the consignor. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction.

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

Underwritten commission contracts can take the form of guarantee or inventory contracts. Guarantee contracts typically include a pre-negotiated percentage of the guaranteed gross proceeds plus a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, commission is reduced; if proceeds are sufficiently lower, the Company can incur a loss on the sale. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is completed. If a loss relating to a guarantee contract held at the period end to be sold after the period end is known or is probable and estimable at the financial statement reporting date, the loss is accrued in the financial statements for that period. The Company’s exposure from these guarantee contracts fluctuates over time (note 21).

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

Fees

Fees earned in the process of conducting the Company’s auctions include administrative, documentation, and advertising fees. Fees from value-added services include financing and technology service fees. Fees also include amounts paid by buyers (a “buyer’s premium”) on online marketplace sales. Fees are recognized in the period in which the service is provided to the customer.

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

PSUs awarded under the senior executive and employee PSU plans (described in note 20) are contingently redeemable in cash in the event of death of the participant. The contingently redeemable portion of the senior executive PSU awards, which represents the amount that would be redeemable based on the conditions at the date of grant, to the extent attributable to prior service, is recognized as temporary equity. The balance reported in temporary equity increases on the same basis as the related compensation expense over the service period of the award, with any excess of the temporary equity value over the amount recognized in compensation expense charged against retained earnings. In the event it becomes probable an award is going to become eligible for redemption by the holder, the award would be reclassified to a liability award.

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

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 20. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

The impact of forfeitures and fair value revisions, if any, are recognized in earnings such that the cumulative expense reflects the revisions, with a corresponding adjustment to the settlement liability. Liability-classified share unit liabilities due within 12 months of the reporting date are presented in trade and other payables while settlements due beyond 12 months of the reporting date are presented in non-current liabilities.

(e)	Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value assigned to the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the Core Auction, the EquipmentOne, or the Mascus reporting unit.

Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of December 31 and between annual tests if indicators of potential impairment exist. The Company has the option of performing a qualitative assessment of a reporting unit to first determine whether the quantitative impairment test is necessary. This involves an assessment of qualitative factors to determine the existence of events or circumstances that would indicate whether it is more likely than not that the carrying amount of the reporting unit to which goodwill belongs is less than its fair value. If the qualitative assessment indicates it is not more likely than not that the reporting unit’s carrying amount is less than its fair value, a quantitative impairment test is not required.

Where a quantitative impairment test is required, the procedure is to identify potential impairment by comparing the reporting unit’s fair value with its carrying amount, including goodwill. The reporting unit’s fair value is determined using various valuation approaches and techniques that involve assumptions based on what the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. An impairment loss is recognized as the difference between the reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

2.	Significant accounting policies (continued)

(f)	Early adoption of new accounting pronouncements
(i)	In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Entities still have the option of performing a qualitative assessment of a reporting unit to first determine whether the quantitative impairment test is necessary. Where an annual or interim quantitative impairment test is necessary, there is only one step, which is to compare the fair value of a reporting unit with its carrying value. An impairment loss is recognized as the difference between the reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.

ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments are applied on a prospective basis. Because the amendments reduce the cost and complexity of goodwill impairment testing, the Company has early adopted ASU 2017-04 in the first quarter of 2017.

(g)	New and amended accounting standards
(i)	Effective January 1, 2017, the Company adopted ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which impacts entities that are issuers of or investors in debt instruments – or hybrid financial instruments determined to have a debt host – with embedded call (put) options. One of the criteria for bifurcating an embedded derivative is assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to those of their debt hosts. The amendments of ASU 2016-06 clarify the steps required in making this assessment for contingent call (put) options that can accelerate the payment of principal on debt instruments. Specifically, ASU 2016-06 requires the call (or put) options to be assessed solely in accordance with a four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the triggering event is related to interest rates or credit risks. The standard was applied on a modified retrospective basis to existing debt instruments as of January 1, 2017. Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

(ii)	Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires an entity to recognize share-based payment (“SBP”) award income tax effects in the income statement when the awards vest or are settled. Consequently, the requirement for entities to track additional paid-in capital (“APIC”) pools is eliminated. Other amendments include:

•	All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period. These amendments were applied prospectively.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

2.	Significant accounting policies (continued)

(g)	New and amended accounting standards (continued)
•	Because excess taxes no longer flow through APIC, when applying the treasury stock method in calculating diluted earnings per share (“EPS”), the assumed proceeds will no longer include any estimated excess taxes. Excess tax benefits increase assumed proceeds, which results in more hypothetical shares being reacquired. The incremental number of dilutive shares for diluted EPS is calculated as the number of shares from the assumed exercise of the stock less the hypothetical shares reacquired. Therefore, removing excess tax benefits from the equation results in fewer hypothetical shares being reacquired, increasing the incremental number of dilutive shares.

•	Excess tax benefits are classified along with other income tax cash flows as an operating activity in the statement of cash flows. The Company elected to apply this amendment prospectively.
•	An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. Since forfeiture rates of the Company’s stock awards have historically been nominal and represent an insignificant assumption used in management’s estimate of the fair value of those awards, the Company has elected to account for forfeitures as they occur. This accounting policy change was applied on a modified retrospective basis and did not have an impact on the Company’s consolidated financial statements.
•	The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. This amendment was applied on a modified retrospective basis.
•	Cash paid by an employer when directly withholding shares for tax-withholding purposes is classified as a financing activity in the statement of cash flows. This amendment was applied prospectively.

Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

(h)	Recent accounting standards not yet adopted
(i)	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, it moves away from the current industry and transaction specific requirements. ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include:
1.	Identifying the contract(s) with the customer,
2.	Identifying the separate performance obligations in the contract,
3.	Determining the transaction price,
4.	Allocating the transaction price to the separate performance obligations, and
5.	Recognizing revenue as each performance obligation is satisfied.

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

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

2.	Significant accounting policies (continued)

(h)	Recent accounting standards not yet adopted (continued)

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

Since its inception, the team has regularly reported the findings and progress of the adoption project to management and the Audit Committee. The team is also working closely with management and the Audit Committee to determine the most appropriate method of adoption of ASU 2014-09, which has not yet been selected primarily due to the uncertainty over if and when the Company will receive approval to acquire IronPlanet Holdings, Inc. (note 21). Due to the complexity of applying the amendments retrospectively in the event the acquisition is approved, the Company is evaluating recently issued guidance on practical expedients as part of the adoption method decision.

The team has been closely monitoring FASB activity related to ASU 2014-09 in order to conclude on specific interpretative issues. In early 2016, the team’s progress was aided by the FASB issuing ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, focusing on whether an entity controls a specified good or service before that good or service is transferred to a customer. The team continues to assess the potential effect that these amendments are expected to have on the accounting for inventory commission and certain value-added service contracts, which are currently accounted for on a net as an agent basis within commission and fee revenues, respectively.

(ii)	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. For short-term leases, defined as those with a term of 12 months or less, the lessee is permitted to make an accounting policy election not to recognize the lease assets and liabilities, and instead recognize the lease expense generally on a straight-line basis over the lease term. The accounting treatment under this election is consistent with current operating lease accounting. No extensive amendments were made to lessor accounting, but amendments of note include changes to the definition of initial direct costs and accounting for collectability uncertainties in a lease.

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

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

2.	Significant accounting policies (continued)

(h)	Recent accounting standards not yet adopted (continued)
(iii)	In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, focusing on whether an entity controls a specified good or service before that good or service is transferred to a customer. Where such control exists – i.e. where the entity is required to provide the specified good or service itself – the entity is a ‘principal’. Where the entity is required to arrange for another party to provide the good or service, it is an agent.

The effective date and transition requirements of ASU 2016-08 are the same as for ASU 2014-09, which is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(iv)	In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking “methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.” ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is only permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(v)	In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, whose amendments provide a screen to determine when an integrated set of assets and activities does not constitute a business as defined by Topic 805. Specifically, the amendments require that a set is not a business when substantially all the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets. This screen reduces the number of transactions that need to be further evaluated and as such, it is anticipated that more acquisitions will be accounted for as asset acquisitions rather than business combinations. If the screen is not met, the amendments:

1)	Require that the set must, at a minimum, include an input and a substantive process that together significantly contribute to the ability to create an output in order to be considered a business; and
2)	Remove the evaluation of whether a market participant could replace missing elements.

The amendments also provide a framework to assist in evaluating whether both an input and a substantive process are present, and this framework includes two sets of criteria to consider that depend on whether a set has outputs. Finally, the amendments narrow the definition of the term “output” so the term is consistent with how outputs are described in Topic 606 Revenue from Contracts with Customers.

ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments are applied prospectively on or after the effective date. No disclosures are required at transition. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

2.	Significant accounting policies (continued)

(h)	Recent accounting standards not yet adopted (continued)
(vi)	In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of Subtopic 610-20 and adds clarity around accounting for partial sales of nonfinancial assets and the identification of, allocation of consideration to, and derecognition of distinct nonfinancial assets. The amendments also define ‘in substance nonfinancial assets’, which are within the scope of Subtopic 610-20, and clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty.

ASU 2017-05 is effective at the same time as ASU 2014-09, which is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in ASU 2017-05 must be applied at the same time as the amendments in ASU 2014-09. Entities may elect to apply these amendments retrospectively to each period presented in the financial statements or using a modified retrospective basis as of the beginning of the fiscal year of adoption. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Judgments, estimates and underlying assumptions are evaluated on an ongoing basis by management, and are based on historical experience and other factors including expectations of future events that are believed to be reasonable under the circumstances. Existing circumstances and assumptions about future developments, however, may change due to market changes or circumstance and such changes are reflected in the assumptions when they occur. Significant estimates include the estimated useful lives of long-lived assets, as well as valuation of goodwill, underwritten commission contracts, and share-based compensation.

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

The Company’s principal business activity is the sale of industrial equipment and other assets at auctions. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

•	Core Auction segment, a network of auction locations that conduct live, unreserved auctions with both on-site and online bidding; and

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

5.	Segmented information (continued)

•	Other includes the results of the Company’s EquipmentOne and Mascus online services, which are not material to the Company’s consolidated financial statements. On February 19, 2016, the Company acquired Mascus and updated its segment reporting such that the results of EquipmentOne and Mascus (subsequent to acquisition) are reported as “Other.”

	Three months ended
	March 31, 2017
	Core
	Auction	Other	Consolidated
Revenues	$117,772	$6,727	$124,499
Costs of services, excluding depreciation and amortization	(12,038)	(775)	(12,813)
Selling, General, and administrative expenses ("SG&A")	(65,570)	(5,005)	(70,575)
Depreciation and amortization expenses	(9,454)	(884)	(10,338)
	$30,710	$63	$30,773
Acquisition-related costs			(8,627)
Gain on disposition of property, plant and equipment			721
Foreign exchange gain			730
Operating income			$23,597
Equity loss			(53)
Other and income tax expenses			(13,111)
Net income			$10,433

	Three months ended
	March 31, 2016
	Core
	Auction	Other	Consolidated
Revenues	$127,340	$4,605	$131,945
Costs of services, excluding depreciation and amortization	(14,785)	(528)	(15,313)
SG&A expenses	(64,514)	(2,596)	(67,110)
Depreciation and amortization expenses	(9,304)	(776)	(10,080)
	$38,737	$705	$39,442
Acquisition-related costs			(1,197)
Gain on disposition of property, plant and equipment			246
Foreign exchange gain			683
Operating income			$39,174
Equity income			519
Other and income tax expenses			(9,699)
Net income			$29,994

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

6.	Revenues

The Company’s revenue from the rendering of services is as follows:

Three months ended March 31,	2017	2016
Commissions	$91,944	$99,793
Fees	32,555	32,152
	$124,499	$131,945

Net profits on inventory sales included in commissions are:

Three months ended March 31,	2017	2016
Revenue from inventory sales	$76,048	$124,557
Cost of inventory sold	(63,401)	(111,536)
	$12,647	$13,021

7.	Operating expenses

Certain prior period operating expenses have been reclassified to conform with current year presentation.

Costs of services, excluding depreciation and amortization

Three months ended March 31,	2017	2016
Employee compensation expenses	$5,476	$6,258
Buildings, facilities and technology expenses	1,546	2,295
Travel, advertising and promotion expenses	4,656	5,937
Other costs of services	1,135	823
	$12,813	$15,313

SG&A expenses

Three months ended March 31,	2017	2016
Employee compensation expenses	$44,455	$44,011
Buildings, facilities and technology expenses	12,270	11,236
Travel, advertising and promotion expenses	6,586	5,530
Professional fees	3,100	2,766
Other SG&A expenses	4,164	3,567
	$70,575	$67,110

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

7.	Operating expenses (continued)

Acquisition-related costs

Three months ended March 31,	2017	2016
IronPlanet	$7,691	$-
Mascus: (note 22)
Continuing employment costs	156	173
Other acquisition-related costs	-	718
Xcira:
Continuing employment costs	381	306
Petrowsky: (note 22)
Continuing employment costs	212	-
Kramer: (note 22)
Continuing employment costs	115	-
Other acquisition-related costs	72	-
	$8,627	$1,197

Depreciation and amortization expenses

Three months ended March 31,	2017	2016
Depreciation expense	$6,792	$7,783
Amortization expense	3,546	2,297
	$10,338	$10,080

8.	Income taxes

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

The Company’s consolidated effective tax rate in respect of operations for the three months ended March 31, 2017 was 41.2% (2016: 24.1%).  The effective tax rate for the three months ended March 31, 2017 was impacted by a $2,290,000 expense related to an increase in uncertain tax positions and the effect of estimated non-deductible acquisition-related costs to be incurred in 2017.

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

	Net income	WA
	attributable to	number	Per share
Three months ended March 31, 2017	stockholders	of shares	amount
Basic	$10,377	106,851,595	$0.10
Effect of dilutive securities:
PSUs	27	263,557	-
Stock options	-	673,797	-
Diluted	$10,404	107,788,949	$0.10

	Net income	WA
	attributable to	number	Per share
Three months ended March 31, 2016	stockholders	of shares	amount
Basic	$29,406	106,917,280	$0.28
Effect of dilutive securities:
Stock options	-	241,730	(0.01)
Diluted	$29,406	107,159,010	$0.27

In respect of PSUs awarded under the senior executive and employee PSU plans (described in note 20), performance and market conditions, depending on their outcome at the end of the contingency period, can reduce the number of vested awards to nil or to a maximum of 200% of the number of outstanding PSUs. For the three months ended March 31, 2017, PSUs to purchase nil common shares were outstanding but excluded from the calculation of diluted EPS attributable to stockholders as they were anti-dilutive (2016: nil). For the three months ended March 31, 2017, stock options to purchase nil common shares were outstanding but excluded from the calculation of diluted EPS attributable to stockholders as they were anti-dilutive (2016: 2,980,470).

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

10.	Supplemental cash flow information

Three months ended March 31,	2017	2016
Trade and other receivables	(58,839)	(67,653)
Inventory	7,813	30,476
Advances against auction contracts	(1,806)	1,048
Prepaid expenses and deposits	4,010	278
Income taxes receivable	(1,910)	(6,097)
Auction proceeds payable	178,655	184,437
Trade and other payables	(11,402)	4,113
Income taxes payable	(4,052)	(12,305)
Share unit liabilities	(408)	(2,358)
Other	(16)	(5,545)
Net changes in operating assets and liabilities	$112,045	$126,394

Three months ended March 31,	2017	2016
Interest paid, net of interest capitalized	$7,622	$1,393
Interest received	956	498
Net income taxes paid	14,756	27,172

Non-cash transactions:
Non-cash purchase of property, plant and equipment under capital lease	207	361

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$236,894	$207,867
Restricted cash:
Current	137,986	50,222
Non-current	500,000	500,000
Cash, cash equivalents, and restricted cash	$874,880	$758,089

On December 21, 2016, the Company completed the offering of $500,000,000 aggregate principal amount of 5.375% senior unsecured notes due January 15, 2025 (note 18). Upon the closing of the offering, the gross proceeds from the offering were deposited in to an Escrow account. The funds will be held in escrow until the completion of the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will acquire IronPlanet (note 21).

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

10.	Supplemental cash flow information (continued)

In the fourth quarter of 2016, Company early adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires that the change in the total of cash, cash equivalents, and restricted cash during a reporting period be explained in the Statement of Cash Flows (“SCF”). Therefore, the Company has included its restricted cash balances when reconciling the total beginning and end of period amounts shown on the face of the SCF. The effect of this change is detailed below.

Three months ended March 31,	2016
Net changes in operating assets and liabilities:
As reported	$94,733
Current presentation	126,394
Net cash provided by (used in) operating activities:
As reported	134,014
Current presentation	165,675
Effect of changes in foreign currency rates on cash:
As reported	8,938
Current presentation	12,123
Increase (decrease) in cash:
As reported	83,926
Current presentation	118,772
Cash and cash equivalents	294,074
Total cash, cash equivalents and restricted cash	412,018

11.	Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the condensed consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
● Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
● Level 3:	Unobservable inputs for the asset or liability.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

11.	Fair value measurement (continued)

		March 31, 2017		December 31, 2016
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed, recurring:
Cash and cash equivalents	Level 1	$236,894	$236,894	$207,867	$207,867
Restricted cash	Level 1	637,986	637,986	550,222	550,222
Short-term debt (note 18)	Level 2	24,616	24,616	23,912	23,912
Long-term debt (note 18)
Senior unsecured notes	Level 1	495,863	508,750	495,780	509,500
Revolving loans	Level 2	100,575	100,575	99,926	99,926

The carrying value of the Company‘s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and revolving loans approximate their fair values due to their short terms to maturity. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

12.	Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. During the three months ended March 31, 2017, the Company recorded an inventory write-down of $355,000 (2016: $nil).

Of inventory held at March 31, 2017, 99% is expected to be sold prior to the end of June 2017 with the remainder sold by the end of November 2017 (December 31, 2016: 93% sold by the end of March 2017 with the remainder sold by the end of June 2017).

13.	Assets held for sale

Balance, December 31, 2016	$632
Disposal	(390)
Balance, March 31, 2017	$242

During the three months ended March 31, 2017, the Company sold excess auction site acreage in Orlando, United States, for net proceeds of $953,000 resulting in a gain of $564,000.

As at March 31, 2017, the Company’s assets held for sale consisted of excess auction site acreage located in Denver, United States. Management made the strategic decision to sell this excess acreage to maximize the Company’s return on invested capital. This land asset belongs to the Core Auction reportable segment.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

13.	Assets held for sale (continued)

The property continues to be actively marketed for sale through an independent real estate broker, and management expects the sales to be completed within 12 months of March 31, 2017.

14.	Property, plant and equipment

As at March 31, 2017	Cost	Accumulated depreciation	Net book value
Land and improvements	$366,236	$(62,549)	$303,687
Buildings	258,414	(94,256)	164,158
Yard and automotive equipment	55,038	(38,974)	16,064
Computer software and equipment	67,311	(58,966)	8,345
Office equipment	23,247	(17,149)	6,098
Leasehold improvements	20,427	(13,057)	7,370
Assets under development	9,297	-	9,297
	$799,970	$(284,951)	$515,019

As at December 31, 2016	Cost	Accumulated depreciation	Net book value
Land and improvements	$362,283	$(60,576)	$301,707
Buildings	256,168	(91,323)	164,845
Yard and automotive equipment	55,352	(38,560)	16,792
Computer software and equipment	66,265	(57,624)	8,641
Office equipment	22,963	(16,706)	6,257
Leasehold improvements	20,199	(12,541)	7,658
Assets under development	9,130	-	9,130
	$792,360	$(277,330)	$515,030

During the three months ended March 31, 2017, interest of $17,000 was capitalized to the cost of assets under development (2016: $12,000). These interest costs relating to qualifying assets are capitalized at a weighted average rate of 2.40% (2016: 6.03%).

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

15.	Intangible assets

As at March 31, 2017	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$5,643	$(151)	$5,492
Customer relationships	25,773	(1,722)	24,051
Software	48,864	(16,001)	32,863
Software under development	12,581	-	12,581
	$92,861	$(17,874)	$74,987

As at December 31, 2016	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$5,585	$(50)	$5,535
Customer relationships	25,618	(1,072)	24,546
Software	36,566	(13,116)	23,450
Software under development	18,773	-	18,773
	$86,542	$(14,238)	$72,304

During the three months ended March 31, 2017, interest of $37,000 was capitalized to the cost of software under development (2016: $80,000). These interest costs relating to qualifying assets are capitalized at a weighted average rate of 2.43% (2016: 6.39%).

16.	Goodwill

Balance, December 31, 2016	$97,537
Foreign exchange movement	528
Balance, March 31, 2017	$98,065

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

17.	Equity-accounted investments

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

A condensed summary of the Company's investments in and advances to equity-accounted investees are as follows (in thousands of U.S. dollars, except percentages):

	Ownership	March 31,	December 31,
	percentage	2017	2016
Cura Classis entities	48%	$4,519	$4,594
Other equity investments	32%	2,678	2,732
		7,197	7,326

As a result of the Company’s investments, the Company is exposed to risks associated with the results of operations of the Cura Classis entities. The Company has no other business relationships with the Cura Classis entities. The Company’s maximum risk of loss associated with these entities is the investment carrying amount.

18.	Debt

	Carrying amount
	March 31,	December 31,
	2017	2016
Short-term debt	$24,616	$23,912

Long-term debt:

Revolving loan, denominated in Canadian dollars, unsecured, bearing interest at a weighted average rate of 2.426%, due in monthly installments of interest only, with the committed, revolving credit facility available until October 2021	70,575	69,926

Revolving loan, denominated in United States dollars, unsecured, bearing interest at a weighted average rate of 2.280%, due in monthly installments of interest only, with the committed, revolving credit facility available until October 2021	30,000	30,000

Senior unsecured notes, bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(4,137)	(4,220)
	596,438	595,706

Total debt	$621,054	$619,618

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

18.	Debt (continued)

Short-term debt at March 31, 2017 is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and have a weighted average interest rate of 2.2% (December 31, 2016: 2.2%).

As at March 31, 2017, the Company had available committed revolving credit facilities aggregating $548,141,000 of which $537,100,000 is available until October 27, 2021. The Company also had available $325,000,000 under the delayed draw term loan facility.

19.	Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

There were no common shares repurchased during the three months ended March 31, 2017 (2016: 1,460,000 repurchased common shares, which were cancelled on March 15, 2016).

Dividends

Declared and paid

The Company declared and paid the following dividends during the three months ended March 31, 2017 and 2016:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Fourth quarter 2016	January 23, 2017	$0.1700	February 10, 2017	$18,160	March 3, 2017
Fourth quarter 2015	January 15, 2016	$0.1600	February 12, 2016	$17,154	March 4, 2016

Declared and undistributed

Subsequent to March 31, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.17 cents per common share, payable on June 13, 2017 to stockholders of record on May 23, 2017. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequence for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated net gains of $3,667,000 for the three months ended March 31, 2017 (2016: $8,882,000).

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

20.	Share-based payments

Share-based payments consist of the following compensation costs recognized in selling, general and administrative expenses:

Three months ended March 31,	2017	2016
Stock option compensation expense	$1,311	1,070
Share unit expense:
Equity-classified PSUs	1,012	-
Liability-classified share units	(407)	1,272
Employee share purchase plan -employer contributions	436	353
	$2,352	$2,695

Stock option plan

The Company has a stock option plan that provides for the award of stock options to selected employees, directors and officers of the Company. Stock option activity for the three months ended March 31, 2017 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2016	3,366,714	$24.02	7.5	$33,601
Granted	757,898	32.16
Exercised	(132,950)	25.67		$913
Forfeited	(3,188)	24.19
Outstanding, March 31, 2017	3,988,474	$25.51	7.8	$29,468
Exercisable, March 31, 2017	1,869,010	$23.36	6.4	$17,823

The fair value of the stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2017 and 2016 are presented in the following table on a weighted average basis:

Three months ended March 31,	2017	2016
Risk free interest rate	2.1%	1.2%
Expected dividend yield	2.05%	2.68%
Expected lives of the stock options	5 years	5 years
Expected volatility	27.9%	26.5%

As at March 31, 2017, the unrecognized stock-based compensation cost related to the non-vested stock options was $8,425,000, which is expected to be recognized over a weighted average period of 2.6 years.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

20.	Share-based payments (continued)

Share unit plans

Share unit activity for the three months ended March 31, 2017 is presented below:

	Equity-classified awards		Liability-classified awards
	PSUs		PSUs (1)		Restricted share units ("RSUs")		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2016	243,968	$27.48	311,329	$23.96	160,009	$23.37	73,520	$25.41
Granted	92,934	31.68	86,162	31.69	749	32.76	4,202	32.77
Vested and settled (2)	-	-	-	-	-	-	-
Forfeited	-	-	(1,062)	23.28	-	-	-	-
Outstanding, March 31, 2017	336,902	$28.64	396,429	$25.64	160,758	$23.41	77,722	$25.81

(1)	Liability-classified PSUs include PSUs awarded under the employee PSU plan and the previous 2013 PSU plan, in place prior to 2015 that are cash-settled and not subject to market vesting conditions.
(2)	Included in this total are 49,871 liability-classified PSUs and 151,589 RSUs that were vested but not settled at March 31, 2017. These vested share units had WA grant date fair values of $23.78 and $23.38 respectively.

As at March 31, 2017, the unrecognized share unit expense related to equity-classified PSUs was $7,073,000, which is expected to be recognized over a weighted average period of 2.1 years. The unrecognized share unit expense related to liability-classified PSUs was $7,134,000, which is expected to be recognized over a weighted average period of 2.1 years. The unrecognized share unit expense related to liability-classified RSUs was $118,000, which is expected to be recognized over a weighted average period of 1.2 years. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately upon grant.

Senior executive and employee PSU plans

The Company grants PSUs under a senior executive PSU plan and an employee PSU plan (the “new plans”). Under the new plans, the number of PSUs that vest is conditional upon specified market, service, and performance vesting conditions being met.

PSUs awarded under the new plans are subject to market vesting conditions. The fair value of the liability-classified PSUs awarded under the employee PSU plan is estimated on the date of grant and at each reporting date using a binomial model. The significant assumptions used to estimate the fair value of the liability-classified PSUs awarded under the employee PSU plan during the three months ended March 31, 2017 and 2016 are presented in the following table on a weighted average basis:

Three months ended March 31,	2017	2016
Risk free interest rate	1.4%	1.2%
Expected dividend yield	1.92%	2.49%
Expected lives of the PSUs	3 years	3 years
Expected volatility	28.2%	29.9%
Average expected volatility of comparable companies	37.0%	37.0%

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

20.	Share-based payments (continued)

Share unit plans (continued)

Senior executive and employee PSU plans (continued)

Sign-on grant PSUs

On August 11, 2014, the Company awarded 102,375 one-time sign-on grant PSUs (the “SOG PSUs”) pursuant to the 2013 PSU plan. The SOG PSUs are cash-settled and subject to market vesting conditions related to the Company’s share performance over rolling two, three, four, and five-year periods.

The fair value of the liability-classified SOG PSUs is estimated on the date of grant and at each reporting date using a binomial model. The significant assumptions used to estimate the fair value of the SOG PSUs during the three months ended March 31, 2017 and 2016 are presented in the following table on a weighted average basis:

Three months ended March 31,	2017	2016
Risk free interest rate	1.7%	1.0%
Expected dividend yield	2.37%	2.69%
Expected volatility	28.6%	27.9%

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

21.	Contingencies

Costs contingent on consummation of IronPlanet acquisition

On August 29, 2016, the Company entered into a Merger Agreement pursuant to which it agreed to acquire IronPlanet (the “Merger”). Under the terms of Merger Agreement, the Company will acquire 100% of the equity of IronPlanet for approximately $740,000,000 in cash plus the assumption of unvested equity interests in IronPlanet, subject to adjustment, which brings the total transaction value to approximately $758,500,000. The Merger is subject to customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the obtaining of certain foreign antitrust clearances, and (ii) the Committee on Foreign Investment in the United States having provided written notice to the effect that review of the transactions contemplated by the Merger Agreement has been concluded and has terminated all action under the Section 721 of the Defence Production Act of 1950, as amended.

Debt issue costs

In connection with the execution of the Merger Agreement, the Company obtained the Commitment Letter, dated August 29, 2016, from Goldman Sachs Bank USA (“GS Bank”) pursuant to which GS Bank committed to providing a $150,000,000 senior secured revolving credit facility and an $850,000,000 senior unsecured bridge loan facility. These facilities were available until the Company entered into the syndicated credit facility and issued the senior unsecured notes. Consideration for GS Bank’s services in this regard include one-time fees totalling $13,750,000 that are contingent upon consummation of the Merger. These debt issue costs have not been recognized at March 31, 2017.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

21.	Contingencies (continued)

Advisory costs

The Company has entered into various contractual arrangements with Goldman, Sachs & Co. and GS Bank (together, “Goldman Sachs”) whereby Goldman Sachs has provided financial structuring and acquisition advisory services in relation to the Company’s agreement to acquire IronPlanet. Consideration for Goldman Sach’s services in this regard, for which the maximum amount payable by the Company at March 31, 2017 is $8,625,000, is contingent upon consummation of the Merger. These advisory costs have not been recognized at March 31, 2017. They will be expensed as acquisition-related costs when they are recognized.

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

At March 31, 2017 there was $50,657,000 of industrial assets guaranteed under contract, of which 100% is expected to be sold prior to the end of June 2017 (December 31, 2016: $3,813,000 of which 100% was expected to be sold prior to the end of March 2017).

At March 31, 2017 there was $11,638,000 of agricultural assets guaranteed under contract, of which 85% is expected to be sold prior to the end of June 2017, with the remainder to be sold by the end of November 2017 (December 31, 2016: $11,415,000 of which 100% was expected to be sold prior to the end of July 2017).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

22.	Business combinations

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

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

22.	Business combinations

(a)	Mascus acquisition (continued)

Mascus purchase price allocation

February 19, 2016
Purchase price	$29,580
Fair value of contingent consideration	3,431
Non-controlling interests (1)	596
Total fair value at Mascus Acquisition Date	33,607

Fair value of assets acquired:
Cash and cash equivalents	$1,457
Trade and other receivables	1,290
Prepaid expenses	528
Property, plant and equipment	104
Intangible assets (2)	14,817

Fair value of liabilities assumed:
Trade and other payables	1,533
Other non-current liabilities	37
Deferred tax liabilities	2,683
Fair value of identifiable net assets acquired	13,943
Goodwill acquired on acquisition	$19,664

(1)	The Company acquired 100% of Mascus and within the Mascus group of entities there were two subsidiaries that were not wholly-owned, one domiciled in the United States and one domiciled in Denmark. As such, the Company acquired non-controlling interests. The fair value of each non-controlling interest was determined using an income approach based on cash flows of the respective entities that were attributable to the non-controlling interest. On May 27, 2016, Ritchie Bros. Holdings (America) Inc. acquired the remaining issued and outstanding shares of the Mascus subsidiary domiciled in the United States for cash consideration of $226,000.
(2)	Intangible assets consist of customer relationships with estimated useful lives of 17 years, indefinite-lived trade names, and software assets with estimated useful lives of five years.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

22.	Business combinations (continued)

(a)	Mascus acquisition (continued)

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

Contributed revenue and net income

For the period from February 19, 2016 to March 31, 2016, Mascus’ contribution to the Company’s revenues was $1,268,000. For the period from February 19, 2016 to March 31, 2016 Mascus’ contribution to net income was insignificant.

Contingent consideration

The Company may pay an additional amount not exceeding €3,198,000 ($3,563,000) contingent upon the achievement of certain operating performance targets over the next three-year period. The Company recognized a liability equal to the estimated fair value of the contingent consideration of €3,093,000 ($3,296,000) on March 31, 2017 (December 31, 2016: €3,080,000 ($3,431,000)). The liability is remeasured on each reporting date at its estimated fair value, which is determined using actual results up to the reporting date and forecasted results over the remainder of the performance period. Changes in the fair value are recognized in other income or expense in the consolidated income statement, as applicable.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $156,000 for continuing employments costs, and other acquisition-related costs are included in the condensed consolidated income statement for the period ended March 31, 2017 (2016: $891,000).

Employee compensation in exchange for continued services

The Company may pay additional amounts not exceeding €1,625,000 ($1,849,000) over three-year periods based on key employees’ continuing employment with Mascus. The company paid €393,000 ($419,000) in this regard during the three months ended March 31, 2017.

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

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

22.	Business combinations (continued)

(b)	Petrowsky acquisition (continued)

Petrowsky provisional purchase price allocation

August 1, 2016
Purchase price	$6,250
Fair value of contingent consideration	1,433
Total fair value at Petrowsky Acquisition Date	7,683

Assets acquired:
Property, plant and equipment	$441
Intangible assets ~	2,934
Fair value of identifiable net assets acquired	3,375
Goodwill acquired on acquisition	$4,308

~Consists of customer relationships with estimated useful lives of 10 years.

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

Contingent consideration

As part of the acquisition, contingent consideration of up to $3,000,000 is payable to Petrowsky if certain revenue growth targets are achieved. The contingent consideration is based on the cumulative revenue growth during a three-year period ending July 31, 2019. The Company recognized a liability equal to the estimated fair value of the contingent consideration of $1,050,000 on March 31, 2017 (December 31, 2016: $1,433,000). The liability is remeasured on each reporting date at its estimated fair value, which is determined using actual results up to the reporting date and forecasted results over the remainder of the performance period. Changes in the fair value are recognized in other income or expense in the consolidated income statement, as applicable.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

22.	Business combinations (continued)

(b)	Petrowsky acquisition (continued)

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $212,000 for continuing employment acquisition-related costs are included in the condensed consolidated income statement for the period ended March 31, 2017.

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

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

22.	Business combinations (continued)

(c)	Kramer acquisition (continued)

Kramer provisional purchase price allocation (continued)

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

Contingent consideration

As part of the acquisition, contingent consideration of up to Canadian dollar 2,500,000 ($1,856,000) is payable to Kramer Auctioneers if certain revenue growth targets are achieved. The contingent consideration is based on the cumulative revenue growth during a three-year period ending November 15, 2019. The Company recognized a liability equal to the estimated fair value of the contingent consideration of Canadian dollar 751,000 ($564,000) on March 31, 2017 (December 31, 2016: Canadian dollar 725,000 ($538,000)). The liability is remeasured on each reporting date at its estimated fair value, which is determined using actual results up to the reporting date and forecasted results over the remainder of the performance period. Changes in the fair value are recognized in other income or expense in the consolidated income statement, as applicable.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $187,000 for legal fees, continuing employment costs, and other acquisition-related costs are included in the consolidated income statements for the period ended March 31, 2017.

Employee compensation in exchange for continued services

The Company may pay an additional amount not exceeding Canadian dollar 1,000,000 ($743,000) over a three-year period based on the continuing employment of four key leaders of Kramer Auctions with the Company.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About Us

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is one of the world’s largest industrial auctioneers and used equipment distributors, selling $0.9 billion of used equipment and other assets during the first quarter of 2017. Our expertise, global reach, market insight and trusted brand provide us with a unique position in the used equipment market. We primarily sell used equipment for our customers through live unreserved auctions at 45 auction sites worldwide, which are simulcast online to reach a global bidding audience. During 2013, we added to our sales channels by launching EquipmentOne, an online-only used equipment marketplace, in order to reach a broader customer base. These two complementary used equipment brand solutions provide different value propositions to equipment owners and allow us to meet the needs and preferences of a wide spectrum of equipment sellers. In the past two years, we have also added a private brokerage service (Ritchie Bros. Private Treaty) and an online listing service (Mascus).

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

Our Gross Auction Proceeds1 (“GAP”) represents the total proceeds from all items sold at our auctions and online marketplaces. Our GAP was $0.9 billion for the three months ended March 31, 2017, representing a 12% decrease from the same period in 2016. Approximately half of what we sold during the first quarter of 2017, transacted online; through either online simulcast auction participation, or through EquipmentOne. In the first quarter of 2017, of the $0.9 billion of all items sold by us, $428.8 million were sold to online buyers through these online solutions.

We operate worldwide with locations in more than 15 countries, including the United States, Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 1,700 full time employees worldwide.

On May 15, 2012, we purchased AssetNation, an online marketplace and solutions provider for surplus and salvage assets based in the United States. Leveraging AssetNation’s technology and e-commerce expertise, in early 2013 we commercially launched our new online marketplace, EquipmentOne.

On November 4, 2015, we acquired a 75% interest in Xcira LLC (“Xcira”), a proven leader in simulcast auction technology that provides a seamless customer experience for integrated on site and online auctions. Through this acquisition, we secured Xcira’s bidding technology, which represents a significant and growing portion of all bidding conducted at our auctions.

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

[1]	GAP is a measure of operational performance and not a measure of financial performance, liquidity, or revenue. It is not presented in our consolidated financial statements.

On July 12, 2016, we acquired the minority interest of Ritchie Bros. Financial Services (“RBFS”), providing us with full ownership of this growing business. RBFS provides loans to equipment purchasers, as a brokerage business, through several bank relationships. RBFS does not leverage our balance sheet for the loans it originates.

On August 1, 2016, we acquired Petrowsky Auctioneers (“Petrowsky”), a leading regional industrial auctioneer in the U.S. Northeast. Similar to Ritchie Bros. Auctioneers, Petrowsky offers live on site and simulcast live online auctions.

On August 29, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we agreed to acquire a 100% interest in IronPlanet Holdings, Inc. (“IronPlanet”). IronPlanet is a leading online industrial auctioneer and marketplace, with several complementary brands and solutions catering to the needs of equipment owners. The acquisition of IronPlanet (the “Merger”) is currently under regulatory review in the United States. We expect that the regulatory review process will be completed by the end of the second quarter of 2017. While the closing of the transaction is subject to regulatory review and customary closing conditions, assuming approval is provided at that time, we believe the Merger will likely close shortly thereafter.

On August 29, 2016, we entered into a Strategic Alliance and Remarketing Agreement (the “Alliance”) with IronPlanet, Inc. (“IronPlanet subsidiary”) and Caterpillar Inc. (“Caterpillar”). The Alliance is subject to, contingent upon, and will not be effective until consummation of the Merger.

On November 15, 2016, we acquired substantially all the assets of Kramer Auctions Ltd. and Kramer Auctions — Real Estate Division Inc. (together, ‘‘Kramer’’), a Canadian agricultural auction company with strong customer relationships in central Canada. Operating for more than 65 years, Kramer operates in Saskatchewan, Alberta and Manitoba as a premier agricultural auctioneer, offering both on-the-farm and on site live auctions for customers selling equipment, livestock and real-estate in the agricultural sector.

Overview

The following discussion and analysis summarizes significant factors affecting our consolidated operating results and financial condition for the three months ended March 31, 2017 and 2016. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the consolidated financial statements and the notes thereto included in “Part I, Item 1: Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. None of the information on our website, EDGAR, or SEDAR is incorporated by reference into this document by this or any other reference.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for GAP and Gross Transaction Value (“GTV”) (described below), which are measures of operational performance and not measures of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements and are presented in United States (“U.S.”) dollars. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in thousands of dollars.

We make reference to various non-GAAP financial and performance measures throughout this discussion and analysis. These measures do not have a standardized meaning, and are therefore unlikely to be comparable to similar measures presented by other companies.

Consolidated Highlights

Key first quarter 2017 financial results include:

•	First quarter 2017 revenues decreased 6% over first quarter 2016, primarily due to lower auction volumes in Western Canada and fewer large dispersals

•	Record first quarter Revenue Rate (as described below) of 13.84%, driven mostly by the performance of our underwritten contracts

•	$8.6 million of acquisition-related costs in the first quarter primarily due to regulatory review and integration planning for the Merger

•	$6.7 million of interest on the $500.0 million of senior unsecured notes (the “Notes”) that we issued in December 2016, which are being held in escrow

•	$2.3 million current income tax expense recognized in the first quarter of 2017 related to an increase in uncertain tax positions

•	Diluted earnings per share (“EPS”) attributable to stockholders of $0.10 in the first quarter of 2017, a 63% decrease relative to diluted EPS attributable to stockholders of $0.27 in the first quarter of 2016

•	Net cash provided by operating activities during the first three months of 2017 of $134.5 million, a 19% decrease over the first three months of 2016

•	First quarter 2017 GAP of $0.9 billion, a 12% decrease compared to first quarter 2016 GAP of $1.0 billion

Strategy

The following discussion highlights the areas of focus of our 2017 strategic drivers, Grow, Drive, and Optimize:

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

Commissions from sales at our auctions represent the percentage we earn on GAP. GAP represents the total proceeds from all items sold at our auctions and the GTV2 of all items sold through our online marketplaces. GTV represents total proceeds from all items sold at our online marketplaces, as well as a buyer’s premium component applicable only to our online marketplace transactions. The majority of commissions are earned as a pre-negotiated fixed rate of the gross selling price. Other commissions are earned from underwritten commission contracts, when we guarantee a certain level of proceeds to a consignor or purchase inventory to be sold at auction. We believe that revenues are best understood by considering their relationship to GAP. We use Revenue Rate, which is calculated by dividing revenues by GAP, to determine the amount of GAP changes that flow through to our revenues.

We saw a decrease in revenues in the first quarter of 2017 compared to the first quarter of 2016, primarily due to a decrease in GAP over the same comparative period, which was partially offset by a record first quarter Revenue Rate in 2017. Changes in our Revenue Rate are driven by fluctuations in the commissions we charge on GAP and in our fee revenues, which are not directly linked to GAP. The increase in Revenue Rate in the first quarter of 2017 compared to the first quarter of 2016 was primarily the result of the performance of our underwritten contracts.

[2]	We refer to GAP generated through EquipmentOne as GTV. As is the case with GAP, GTV is a measure of operational performance and not a measure of our financial performance, liquidity or revenue. GTV is not presented in our consolidated income statements.

On a U.S. dollar basis, the proportion of GAP earned in the United States (68% of total GAP) grew in the first quarter of 2017 compared to the first quarter of 2016 (58% of total GAP), which is consistent with our focus on driving geographic depth in our existing geographies. The proportion of revenues attributable to the United States also grew by 570 basis points (“bps”) in the first quarter of 2017 compared to the first quarter of 2016. Foreign currency exchange rates did not significantly impact our first quarter 2017 results.

We are committed to pursuing growth initiatives that will further enhance our sector reach, drive geographic depth, meet a broader set of customer needs, and add scale to our operations. These growth initiatives include:

•	Grow our international business with the promotion of Karl Werner, effective April 1, 2017, to President, International to oversee all regions outside of North America and Latin America

•	Continue to build our Private Treaty capability

•	Grow our agricultural sector by:

o	Holding our first on-the-farm auctions in the United States

o	Integrating our Kramer acquisition, which includes continuing to hold bison (livestock) sales

•	Expand the volume of EquipmentOne’s Enterprise Software Solution (“ESS”)

•	Provide customers with a single view across our multichannel offerings to enhance their experience

•	Prepare for the planned integration of IronPlanet

DRIVE Efficiencies and Effectiveness

In the first three months of 2017, we successfully launched another ‘quick win’ project that was a collaborative effort between our operations, finance, and information technology personnel. The result was further integration of our operation and finance systems with respect to processing of invoices, enabling us to deliver an improved customer experience. The project qualified as a ‘quick win’ due to the minimal capital expenditure that was required, the short implementation timeframe, and the fact that it drove significant efficiencies in our post-sale processes.

During the first quarter of 2017, we continued evaluating the returns generated at each of our permanent and regional auction sites we operate to ensure each site and related site capital investments are generating returns that meet predetermined targets. Initial procedures were undertaken in the first three months of 2017 to terminate the lease of the auction site in Panama, as well as explore the sale of our auction site land and buildings in Japan.

We continued to be diligent in our valuation of equipment and approach towards entering into underwritten commission contracts during the first quarter of 2017, especially in sectors that continue to experience pressure, including oil and gas and transportation.

We plan to continue to take advantage of opportunities to improve the overall effectiveness of our organization by enhancing sales productivity, modernizing and integrating our legacy information technology systems, and optimizing business processes. With respect to sales productivity, we are driving for:

•	Improved tools to track opportunities and pipeline

•	Improved lead generation

•	Improved sales management reporting to assist with performance management

•	Execution of our ‘CLAW’ strategy as it pertains to customers: Convert, Loyalty, Acquire, and Win-back

•	Territory optimization

OPTIMIZE our Balance Sheet

We paid dividends during the first quarter of 2017, returning $18.2 million to stockholders as we executed on our capital allocation strategy. We also managed our net capital spending such that it remains well below our target of 10% of our revenues on a trailing 12-month basis. We calculate the GAAP measure, net capital spending, directly from consolidated statement of cash flows by adding property, plant and equipment additions to intangible asset additions, and subtracting proceeds on disposition of property, plant and equipment.

Used Equipment Market Update

Supply volume

During the first quarter of 2017, we experienced used equipment market supply volume pressure, particularly in the United States and Western Canada. High levels of construction activity in the United States resulted in owners holding onto their equipment, various dealers being understock, and rental business volumes reaching peak levels. Likewise, commodity price improvements lead to fewer dispersals of oil and gas assets in Western Canada. We believe these supply volume constraints contributed to our decrease in GAP and volume of underwritten commission contracts in the first quarter of 2017 compared to the first quarter of 2016.

Pricing

Overall, we saw improvement in used equipment market pricing during the first quarter of 2017; a continuation of the marginal improvement that we first observed at the end of the third quarter of 2016. This pricing performance varied among asset sectors and geographies.

Construction assets continued to perform well during the first quarter of 2017, with late model equipment experiencing the most pricing improvement, representative of the tightening equipment supply in North America. Transportation assets rebounded slightly from 2016, with lower mileage truck tractors experiencing the most lift. Agricultural equipment experienced some pricing weakness in the United States during the first quarter of 2017. However, in Canada, agricultural tractors experienced some meaningful pricing improvement. We believe the difference in used agricultural equipment pricing between Canada and the United States is due mostly to the types of machinery used in farming practices, the kinds of crops being harvested, and the depreciating Canadian dollar relative to the value of the U.S. dollar, which new equipment is often priced at. Some oil and gas equipment experienced price improvement for the first time in many quarters, indicating that oil and gas equipment pricing may have bottomed in the second half of 2016.

Regionally, North America continued to be our strongest geographical region for equipment values the first quarter of 2017, responding most favorably to changes in commodity pricing and the overall economic environment. Australia responded favorably to the commodity price improvement that occurred in the latter half of 2016 and continued into the first quarter of 2017, experiencing some uplift in the value of assets tied to commodities.

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

Results of Operations

Financial overview	Three months ended March 31,
			Change
(in U.S.$000's, except EPS)	2017	2016	2017 over 2016
Revenues	$124,499	$131,945	(6)%
Costs of services, excluding depreciation and amortization	12,813	15,313	(16)%
Selling, general and administrative expenses	70,575	67,110	5%
Acquisition-related costs	8,627	1,197	621%
Depreciation and amortization expenses	10,338	10,080	3%
Gain on disposal of property, plant and equipment	(721)	(246)	193%
Foreign exchange gain	(730)	(683)	7%
Operating income	23,597	39,174	(40)%
Operating income margin	19.0%	29.7%	-1070 bps
Other income (expense)	(5,849)	352	(1762)%
Income tax expense	7,315	9,532	(23)%
Net income attributable to stockholders	10,377	29,406	(65)%
Diluted EPS attributable to stockholders	$0.10	$0.27	(63)%
Effective tax rate	41.2%	24.1%	1710 bps
GAP	$899,410	$1,019,922	(12)%
Revenue Rate	13.84%	12.94%	90 bps

Gross Auction Proceeds

GAP was $0.9 billion for the three months ended March 31, 2017, a 12% decrease over the first quarter of 2016. Included in our first quarter 2016 GAP is $38.6 million of GTV from our online marketplaces, which represents a 63% increase over GTV of $23.7 million in the first quarter of 2016. First quarter 2017 GTV includes $10.6 million of assets that transacted on a dealer-to-dealer basis on EquipmentOne’s online marketplaces primarily due to the launch of EquipmentOne’s ESS in April 2016. Revenues earned on these dealer-to-dealer transactions were $0.2 million in the first quarter of 2017.

The decrease in GAP is primarily due to a decrease in the number of core auction lots in the first quarter of 2017 compared to the first quarter of 2016, as well as changes in our auction calendar. The total number of lots at industrial and agricultural auctions decreased 8% to 89,100 in the first quarter of 2017 from 97,200 in the first quarter of 2016. In addition, core auction GAP decreased 6% on a per-lot basis to $9,700 in the first quarter of 2017 from $10,300 in the first quarter of 2016. With respect to auction calendar changes, we held the largest-ever auction in Grande Prairie, Canada, in the first quarter of 2016 that generated more than $46.0 million (62.0 million Canadian dollars) of GAP, with no similar auction on the calendar in the first quarter of 2017.

GAP, on a U.S. dollar basis, decreased in Canada – and most significantly in Western Canada – in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the aforementioned auction calendar changes and pressure on used equipment market supply volume. Although GAP grew in the United States in the first quarter of 2017 compared to the first quarter of 2016, this growth was further offset by reductions in GAP in Europe and the rest of the world over the same comparative period. Foreign exchange rates did not have a significant impact on GAP in the first quarter of 2017.

During the first quarter of 2017, we continued to actively pursue the use of underwritten commission contracts from a strategic perspective, entering into such contracts only when the risk/reward profile of the terms were agreeable. The volume of underwritten commission contracts decreased to 14% of our GAP in the first quarter of 2017 from 23% in the first quarter of 2016, primarily due to the pressure on used equipment market supply volume. The tight supply of used equipment resulted in less opportunity for us to pursue underwritten commission contracts. Straight commission contracts continue to account for the majority of our GAP.

Revenues and Revenue Rate

(in U.S. $000's)	Three months ended March 31,
			Better/(Worse)
	2017	2016	2017 over 2016
United States	$77,659	$74,768	4%
Canada	25,545	32,247	(21)%
Europe	12,663	11,543	10%
Other	8,632	13,387	(36)%
Revenues	$124,499	$131,945	(6)%

Our commission rate and overall Revenue Rate are presented in the graph below:

The distribution of our revenues across the geographic regions in which we operate was as follows, where the geographic location of revenues corresponds to the location in which the sale occurred, or in the case of online sales, where the company earning the revenues is incorporated:

Revenue distribution	Canada	Outside of Canada	United States	Europe	Other
Three months ended March 31, 2017	21%	79%	62%	10%	7%
Three months ended March 31, 2016	24%	76%	57%	9%	10%

Revenues decreased 6% in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower auction volumes and GAP, and partially offset by a stronger Revenue Rate. Included in first quarter 2017 revenues were $4.6 million of revenues from EquipmentOne, which represents a 37% increase over EquipmentOne revenues of $3.3 million in the first quarter of 2016.

Our Revenue Rate increased 90 bps to 13.84% in the first quarter of 2017 compared to 12.94% in the first quarter of 2016. This increase is primarily due to the performance of our underwritten contracts combined with an increase in fee revenue, which is not directly linked to GAP.

Our first quarter 2017 overall average commission rate was 10.22%, compared to 9.78% in the first quarter of 2016. This increase is primarily due to the performance of our underwritten business. Our underwritten contract commission rates increased during the three months ended March 31, 2017 compared to the same period in 2016. Partially offsetting the impact of this rate increase was the underwritten contract volume decrease in the first quarter of 2017 compared to the first quarter of 2016.

Our fee revenue earned in the first quarter of 2017 represented 3.62% of GAP compared to 3.15% of GAP in the first quarter of 2016. The increase was primarily due to an increase in financing and other fees resulting from the improved performance of our value-added service offerings, partially offset by a decrease resulting from the mix of equipment sold at our auctions. Financing fees from RBFS increased 34% to $3.3 million in the first quarter of 2017 from $2.5 million in the first quarter of 2016. Mascus contributed $2.2 million of subscription, license, and other fee revenues in the first three months of 2017 compared to $1.3 million in the period from acquisition to March 31, 2016.

Revenue grew in the United States and Europe during the three months ended March 31, 2017 compared to the same period in 2016, primarily due to increases in GAP in the United States and a strong Revenue Rate in Europe. Comparatively, revenues in Canada and the rest of the world decreased in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the decreases in GAP in those regions. Foreign exchange rates did not have a significant impact on revenues in the first quarter of 2017.

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

Costs of services decreased $2.5 million or 16% in the first quarter of 2017 compared to the first quarter of 2016. Costs of services related to our Core Auction reportable segment were $12.0 million, or 1.40% of Core Auction GAP (which is total GAP excluding EquipmentOne’s GTV), in the first quarter of 2017 compared to $14.8 million, or 1.48% of Core Auction GAP, in the first quarter of 2016. This decrease is primarily due to an increase in our Private Treaty business. There are less costs required to generate revenue from this business as compared to the costs of conducting a traditional auction.

During the first quarter of 2017, 90% of our GAP was attributable to auctions held at our permanent and regional auction sites, including those located in frontier regions, compared to 93% in the first quarter of 2016. We held 61 auctions in the first quarter of 2017, compared to 51 in the first quarter of 2016. The proportion of GAP earned at those sites decreased over the same comparative period.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses by nature are presented below:

(in U.S. $000's)	Three months ended March 31,
			% Change
	2017	2016	2017 over 2016
Employee compensation	$44,455	$44,011	1%
Buildings, facilities and technology	12,270	11,236	9%
Travel, advertising and promotion	6,586	5,530	19%
Professional fees	3,100	2,766	12%
Other SG&A expenses	4,164	3,567	17%
	$70,575	$67,110	5%

Our SG&A expenses increased $3.5 million, or 5%, in the first quarter of 2017 compared to the first quarter of 2016. Foreign exchange rates did not have a significant impact on SG&A expenses in the first quarter of 2017.

Employee compensation expenses increased $0.4 million in the first quarter of 2017 compared to the first quarter of 2016. The primary driver of the increase in employee compensation was a 6% net growth of our headcount (excluding Xcira and Mascus), largely offset by a $1.5 million and $0.7 million decrease in incentive compensation and share unit expense, respectively.

The decrease in incentive compensation in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to our strong financial performance in the first three months of 2016. The decrease in share-based payment expenses over the same comparative period was primarily due to a $2.1 million mark-to-market fair value decrease in our liability-classified share units, which was driven by the performance of our common share price over the previous reporting period. Our share price closed at $32.90 per common share on March 31, 2017, a decrease from the $34.00 per common share on December 31, 2016. Comparatively, our share price closed at $27.08 per common share on March 31, 2016, an increase from the $24.11 per common share on December 31, 2015. This share unit expense decrease was partially offset by a $1.0 million increase in share unit expense related to the accretion of equity-classified share units, which were modified from liability-classified share units in May 2016.

Buildings, facilities and technology costs increased $1.0 million in the first quarter of 2017 compared to the first quarter of 2016. This increase was primarily due to higher technology costs, including software license fees, that were associated with maintenance of our servers and networks and development of a new disaster recovery data centre. The increase is also attributable to the auction site leases that we assumed as part of the Petrowsky and Kramer acquisitions, various rent and utility cost increases, particularly in the United States, as well as more computer equipment leases in the first quarter of 2017.

Travel, advertising and promotion increased $1.1 million in the first quarter of 2017 compared to the first quarter of 2016. This increase was primarily due to higher rental costs resulting from the replacement of our aged and retired company vehicles with new vehicles under operating leases. The increase is also attributable to more digital campaign advertising and greater participation in tradeshows and conferences in the first quarter of 2017 compared to the first quarter of 2016.

Other SG&A increased $0.6 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to bank commitment fee increases resulting from our fourth quarter 2016 debt restructuring, which increased our total credit facilities from $0.6 billion at March 31, 2016 to $1.0 billion at March 31, 2017.

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination, due diligence and integration planning – including those related to the Merger – and continuing employment costs that are recognized separately from our business combinations. Business combination, due diligence, and integration operating expenses include advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel and securities filing fees.

First quarter 2017 acquisition-related costs consisted of $7.7 million associated with the Merger and primarily related to the regulatory approval process and integration planning.

Gain on disposal of property, plant and equipment

Gains on disposal of property, plant and equipment primarily consisted of a $0.6 million gain on the sale of excess land in Orlando, United States, that was realized in the first quarter of 2017.

Operating income

Operating income decreased $15.6 million, or 40% to $23.6 million in the first quarter of 2017 compared to $39.2 million in the first quarter of 2016. This decrease is primarily due to the decrease in revenues combined with the increase in acquisition-related costs and SG&A expenses during the first quarter of 2017 compared to the first quarter of 2016.

Primarily for the same reasons noted above, operating income margin, which is our operating income divided by revenues, decreased 1070 bps to 19.0% in the first quarter of 2017 compared to 29.7% in the first quarter of 2016.

Foreign exchange rates did not have a significant impact on operating income in the first quarter of 2017.

Other income (expense)

Other income (expense) is comprised of the following:

(in U.S. $000's)	Three months ended March 31,
			% Change
	2017	2016	2017 over 2016
Interest income	$955	$498	92%
Interest expense	(8,133)	(1,363)	497%
Equity income (loss)	(53)	519	(110)%
Other, net	1,382	698	98%
Other income (expense)	$(5,849)	$352	(1762)%

The increase in interest expense in the first quarter of 2017 compared to the first quarter of 2016 is primarily due to $6.7 million of interest on the Notes, which bear interest at a rate of 5.375% per annum and are being held in escrow. Refer to “Liquidity and Capital Resources” below for a more detailed discussion of the Notes.

$0.4 million of the increase in ‘other, net’ in the first quarter of 2017 compared to the first quarter of 2016 is due to changes in the fair value of contingent consideration associated with our Petrowsky and Kramer acquisitions, as well as our acquisition of the non-controlling interests in RBFS.

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

For the three months ended March 31, 2017, income tax expense was $7.3 million, compared to an income tax expense of $9.5 million for the same period in 2016. Our effective tax rate was 41.2% in the first quarter of 2017, compared to 24.1% in the first quarter of 2016. The effective tax rate increased in the first quarter of 2017 compared to the first quarter of 2016 primarily due to a $2.3 million expense related to an increase in uncertain tax positions and a greater estimate of annual non-deductible acquisition costs. We increased our uncertain tax position in the first quarter of 2017 due to an unfavourable outcome of a tax dispute in one of our European operating jurisdictions. This additional income tax expense has been presented as an adjusting item and excluded from our adjusted results, where applicable.

Net income

Net income attributable to stockholders decreased $19.0 million, or 65%, to $10.4 million in the first quarter of 2017 compared to $29.4 million in the first quarter of 2016. This decrease is primarily due to the decrease in revenues combined with the increase in acquisition-related costs, SG&A expenses, and interest expense, and partially offset by the decrease in income tax expense during the first quarter of 2017 compared to the first quarter of 2016. Adjusted net income attributable to stockholders3 (non-GAAP measure) decreased $16.7 million, or 57%, to $12.7 million in the first quarter of 2017 from $29.4 million in the first quarter of 2016.

Primarily for the same reasons noted above, net income decreased $19.6 million, or 65%, to $10.4 million in the first quarter of 2017 from $30.0 million in the first quarter of 2016. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)4 (non-GAAP measure) decreased $15.2 million, or 30%, to $35.3 million in the first quarter of 2017 from $50.5 million in the first quarter of 2016.

Primarily for the same reasons noted above, net income margin, which is our net income divided by our revenues, decreased 1430 bps to 8.4% in the first quarter of 2017 from 22.7% in the first quarter of 2016. Adjusted EBITDA margin5 (non-GAAP measure) decreased 1000 bps to 28.3% in the first quarter of 2017 from 38.3% in the first quarter of 2016.

Debt at March 31, 2017 represented 8.4 times net income as at and for the 12 months ended March 31, 2017. This compares to debt at March 31, 2016, which represented 1.0 times net income as at and for the 12 months ended March 31, 2016. The increase in this debt/net income multiplier is primarily due to a net increase in long-term debt from March 31, 2016 to March 31, 2017, combined with a decrease in net income for the 12 months ended March 31, 2017 compared to the 12 months ended March 31, 2016, as discussed above.

[3]	Adjusted net income attributable to stockholders is a non-GAAP financial measure. We believe that comparing adjusted net income attributable to stockholders for different financial periods provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[4]	Adjusted EBITDA is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA was also an element of the performance criteria for certain performance share units that we granted our employees and officers in 2013 and 2014. Adjusted EBITDA is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income excluding the pre-tax effects of adjusting items. Adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[5]	Adjusted EBITDA margin is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA margin presents adjusted EBITDA (non-GAAP measure) as a multiple of revenues. Adjusted EBITDA margin is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

The increase in debt is primarily due to the issuance of the Notes for a principal amount of $500.0 million in December 2016, which are held in escrow in preparation for completion of the Merger. Adjusted debt/adjusted EBITDA6 (non-GAAP measure) was 0.6 as at and for the 12 months ended March 31, 2017 compared to 0.7 as at and for the 12 months ended March 31, 2016.

Diluted EPS

Diluted EPS attributable to stockholders decreased 63% to $0.10 per share in the first quarter of 2017 from $0.27 per share in the first quarter of 2016. This decrease is primarily due to the decrease in net income attributable to stockholders, combined with a 695,624 increase in the weighted average number of dilutive shares outstanding over the same comparative period. The increase in the weighted average number of dilutive shares is primarily due to the modification of certain share units from liability-classified to equity-classified in May 2016. Diluted adjusted EPS attributable to stockholders7 (non-GAAP measure) decreased 56% to $0.12 per share in the first quarter of 2017 from $0.27 per share in the first quarter of 2016.

Foreign exchange loss and effect of exchange rate movement on income statement components

We conduct operations around the world in a number of different currencies, but our presentation currency is the U.S. dollar. In the first three months of 2017, approximately 35% of our revenues and 56% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 38% and 54%, respectively in the first three months of 2016.

Transactional impact of foreign exchange rates

We recognized $0.7 million of transactional foreign exchange gains in the first three months of 2017 and 2016. Foreign exchange losses and gains are primarily the result of settlement of foreign-denominated monetary assets and liabilities.

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

[6]	Our balance sheet scorecard includes the performance metric, adjusted debt/adjusted EBITDA, which is a non-GAAP financial measure. We believe that comparing adjusted debt/adjusted EBIDTA on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations, and in particular, it is an indicator of the amount of time it would take for us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are discussed further below under “liquidity and capital resources”. We calculate adjusted debt/adjusted EBITDA by dividing adjusted debt (non-GAAP measure) by adjusted EBITDA (non-GAAP measure). Adjusted debt (non-GAAP measure) is calculated as debt as reported in our consolidated financial statements reduced by long-term debt held in escrow. Adjusted debt/adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below. In prior periods, we calculated this metric as debt divided by adjusted EBITDA and called it ‘debt/adjusted EBITDA (non-GAAP measure)’. In the fourth quarter of 2016, we changed the title, definition, and calculation of this non-GAAP measure as a result of the issue of the Notes, which are currently held in escrow and not currently accessible by us and, therefore, not contributing to the generation of net income. There was no impact on previously reported results of this metric since we have not historically been subject to our debt being held in escrow. We believe that by adjusting debt to remove funds we do not have access to, we are more accurately measuring our ability to fund liquidity. We anticipate reverting back to the original title, definition, and calculation of this metric when we no longer have debt in escrow.

[7]	Diluted adjusted EPS attributable to stockholders is a non-GAAP financial measure. We believe that comparing diluted adjusted EPS attributable to stockholders for different financial periods provides useful information about the growth or decline of our diluted EPS attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS attributable to stockholders is calculated by dividing adjusted net income attributable to stockholders (non-GAAP measure) by the weighted average number of dilutive shares outstanding. Diluted adjusted EPS attributable to stockholders is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

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

The following tables present our Constant Currency results and Translational FX Impact for the three months ended March 31, 2017 and 2016, as well as reconcile those metrics to first three months of 2017, 2016, and 2015 revenues, costs of services, SG&A expenses, acquisition-related costs, depreciation and amortization expenses, gain on disposition of property, plant and equipment, foreign exchange gain, and operating income, which are the most directly comparable GAAP measures in our consolidated financial statements:

(in U.S. $000's)	Three months ended March 31,				2017 over 2016		Constant
	2017				reported		Currency
		Translational	Constant	2016	change		change
	As reported	FX Impact	Currency	as reported	$	%	$	%
GAP	$899,410	$6,204	$905,614	$1,019,922	$(120,512)	(12)%	$(114,308)	(11)%
Revenues	124,499	876	125,375	$131,945	$(7,446)	(6)%	$(6,570)	(5)%
Costs of services, excluding depreciation and amortization	12,813	110	12,923	15,313	(2,500)	(16)%	(2,390)	(16)%
SG&A expenses	70,575	(402)	70,173	67,110	3,465	5%	3,063	5%
Acquisition-related costs	8,627	-	8,627	1,197	7,430	621%	7,430	621%
Depreciation and amortization expenses	10,338	(204)	10,134	10,080	258	3%	54	1%
Gain on disposition of property, plant and equipment	(721)	(1)	(722)	(246)	(475)	193%	(476)	193%
Foreign exchange gain	(730)	(24)	(754)	(683)	(47)	7%	(71)	10%
Operating income	$23,597	$1,397	$24,994	$39,174	$(15,577)	(40)%	$(14,180)	(36)%

(in U.S. $000's)	Three months ended March 31,				2016 over 2015		Constant
	2016				reported		Currency
		Translational	Constant	2015	change		change
	As reported	FX Impact	Currency	as reported	$	%	$	%
GAP	$1,019,922	$21,508	$1,041,430	$955,561	$64,361	7%	$85,869	9%
Revenues	131,945	2,951	134,896	$115,618	$16,327	14%	$19,278	17%
Costs of services, excluding depreciation and amortization	15,313	240	15,553	11,609	3,704	32%	3,944	34%
SG&A expenses	67,110	2,713	69,823	63,155	3,955	6%	6,668	11%
Acquisition-related costs	1,197	-	1,197	601	596	99%	596	99%
Depreciation and amortization expenses	10,080	495	10,575	10,616	(536)	(5)%	(41)	-
Gain on disposition of property, plant and equipment	(246)	(3)	(249)	(175)	(71)	41%	(74)	42%
Foreign exchange gain	(683)	(9)	(692)	(3,207)	2,524	(79)%	2,515	(78)%
Operating income	$39,174	$(485)	$38,689	$33,019	$6,155	19%	$5,670	17%

U.S. dollar exchange rate comparison

Value of one U.S. dollar	Three months ended March 31,
			% Change
	2017	2016	2017 over 2016
Period-end exchange rate
Canadian dollar	$1.3319	$1.3005	2%
Euro	0.9385	0.8787	7%
Average exchange rate
Canadian dollar	$1.3230	$1.3748	(4)%
Euro	0.9383	0.9071	3%

Operations Update

The majority of our business continues to be generated by our core auction operations. During the first three months of 2017, we conducted 41 unreserved industrial auctions at locations in North America, Central America, Europe, the Middle East, Australia, New Zealand, and Asia, compared to 42 during the first three months of 2016. We also held 20 unreserved agricultural auctions in the first three months of 2017, compared to nine in the first three months of 2016.

Our key industrial auction metrics8 are shown below:

	Three months ended March 31,
			% Change
	2017	2016	2017 over 2016
Bidder registrations	114,500	125,500	(9)%
Consignments	11,350	11,300	-
Buyers	29,150	31,750	(8)%
Lots	84,000	93,000	(10)%

We saw decreases in almost all key industrial auction metrics in the first three months of 2017 compared to the first three months of 2016, primarily due to changes in our auction calendar. In particular, we held the largest-ever auction in Grande Prairie, Canada, in the first quarter of 2016 that generated more than $46.0 million (62.0 million Canadian dollars) of GAP, with no similar auction on the calendar in the first quarter of 2017.

Although our auctions vary in size, our average industrial auction results on a trailing 12-month basis are described in the following table:

	12 months ended March 31,
			Change
	2017	2016	2017 over 2016
GAP	$16.4 million	$16.9 million	$-0.5 million
Bidder registrations	2,319	2,282	2%
Consignors	231	217	6%
Lots	1,680	1,624	3%

[8]	For a breakdown of these key industrial auction metrics by month, please refer to our website at www.rbauction.com. None of the information in our website is incorporated by reference into this document by this or any other reference.

We saw increases in our average industrial auction results for the 12 months ended March 31, 2017 compared to the 12 months ended March 31, 2016 primarily due to our focused efforts on growing the business combined with the performance of the used equipment market, which improved marginally late in the third quarter and into the fourth quarter of 2016.

Website metrics9

The Ritchie Bros. website (www.rbauction.com) is a gateway to our online bidding system that allows bidders to participate in our auctions over the internet and showcases upcoming auctions and equipment to be sold. This online bidding service gives our auction customers the choice of how they want to do business with us and access to both live and online auction participation. In July 2016, we launched our mobile bidding app to allow bidders to access our website for online bidding through their mobile devices.

Internet bidders comprised 65% of the total bidder registrations at our industrial auctions in the first three months of 2017, compared to 61% in the first three months of 2016. This increase in the level of internet bidders continues to demonstrate our ability to drive multichannel participation at our auctions.

Our EquipmentOne websites www.equipmentone.com, www.salvagesale.com, www.salvagesale.uk.com, and www.mexico.assetnation.com provide access to our online marketplaces. Our website, www.mascus.com, provides access to our online listing service.

Traffic across all our websites remained consistent between the first quarter of 2016 and the first quarter of 2017. We believe this metric, like our key industrial auction metrics, was impacted by our largest-ever Grande Prairie, Canada, auction being held in the first quarter of 2016. In comparison, our mobile phone device sessions represented 37% of total website traffic in the first quarter of 2017, an increase from 31% in the first quarter of 2016. We believe this increase is primarily due to the adoption of our mobile app and the continued increase in the use of mobile devices to connect to our online solutions.

Online bidding and equipment marketplace purchase metrics

We continue to see an increase in the use and popularity of both our online bidding system and our online equipment marketplace. During the first three months of 2017, we attracted record first quarter online bidder registrations and sold approximately $428.8 million of equipment, trucks and other assets to online auction bidders and EquipmentOne customers. This represents a 4% decrease over the $448.8 million of assets sold online in the first three months of 2016.

Productivity

We measure Sales Force Productivity as trailing 12-month core auction GAP per Revenue Producer10. It is an operational statistic that we believe provides a gauge of the effectiveness of Revenue Producers in increasing our GAP, and ultimately our net income. Sales Force Productivity decreased to $11.5 million per Revenue Producer in the first quarter of 2017 from $12.1 million per Revenue Producer in the first quarter of 2016. The decrease was primarily due to a 3% GAP decrease during the 12 months ended March 31, 2017 compared to the 12 months ended March 31, 2016, combined with a 2% increase in the number of Revenue Producers between March 31, 2016 and March 31, 2017. The decrease in GAP was primarily due to a decrease in the number of lots sold, as well as a decline in the average value per lot over the comparative period.

[9]	None of the information in our websites is incorporated by reference into this document by this or any other reference.

[10]	Revenue Producers is a term used to describe our revenue-producing sales personnel. This definition is comprised of Regional Sales Managers and Territory Managers.

Our headcount statistics, which exclude Xcira and Mascus employees, as at the end of each period are presented below:

	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015
Total full-time employees	1,659	1,649	1,641	1,600	1,559	1,522	1,513	1,515

Regional Sales Managers	52	51	50	45	49	46	48	46
Territory Managers	301	301	304	304	296	296	307	307
Revenue Producers	353	352	354	349	345	342	355	353
Trainee Territory Managers	20	23	22	28	26	31	26	24
Other sales personnel	107	109	110	103	99	95	88	87
Sales personnel	480	484	486	480	470	468	469	464

Total headcount (excluding Xcira and Mascus employees) increased by net 10 between December 31, 2016 and March 31, 2017. The number of administrative and operational personnel increased by net 14, which included net nine and net eight through our acquisitions of Petrowsky and Kramer, respectively, as well as net four from RBFS11 to support the growth of that business.

Xcira had a total headcount of 59 full time employees at March 31, 2017, which has increased by net seven since December 31, 2016. Mascus had a total headcount of 47 at March 31, 2017, a decrease of net two since December 31, 2016.

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). On May 2, 2017, we had 106,985,954 common shares issued and outstanding, 681,471 share units awarded under our senior executive and employee performance share unit (“PSU”) plans, and stock options outstanding to purchase a total of 3,951,786 common shares. No preferred shares have been issued or are outstanding. The outstanding stock options had a weighted average exercise price of $25.55 per share and a weighted average remaining term of 7.7 years. In respect of PSUs awarded under the senior executive and employee PSU plans, performance and market conditions, depending on their outcome at the end of the contingency period, can reduce the number of vested awards to nil or to a maximum of 200% of the number of outstanding PSUs. Certain of our PSUs have been cash-settled, whereas others may be settled, at our discretion, in either cash or equity. Equity settlements can be, at our discretion, through either the issuance of shares or by open market purchases of shares.

Share repurchase program

Our normal course issuer bid (“NCIB”) that was approved by the TSX on March 1, 2016 expired on March 2, 2017 and was not renewed. No share purchases were made pursuant to the NCIB, or by any other means, during the three months ended March 31, 2017. We allowed our NCIB to expire and did not repurchase any shares in the first quarter of 2017 in order to conserve cash. We expect that after the Merger our debt levels will be higher than desired and, as such, we have reprioritized our capital management strategy to utilize cash to repay debt.

[11]	RBFS account managers generate financing fee revenue but do not produce GAP. As such, they are excluded from our definition of Revenue Producers and the measurement of Sales Force Productivity, which is based on core auction GAP.

Liquidity and Capital Resources

Working capital

(in U.S. $000's)	March 31,	December 31,
	2017	2016	% Change
Cash and cash equivalents	$236,894	$207,867	14%
Current restricted cash	$137,986	$50,222	175%

Current assets	$546,033	$377,998	44%
Current liabilities	419,623	252,834	66%
Working capital	$126,410	$125,164	1%

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our working capital increased during the three months ended March 31, 2017, primarily due to net income generated during the period, and partially offset by the payment of dividends of $18.2 million.

Cash flows

(in U.S. $000's)	Three months ended March 31,
			% Change
	2017	2016	2017 over 2016
Cash provided by (used in):
Operating activities	$134,542	$165,675	(19%)
Investing activities	(6,022)	(33,316)	(82%)
Financing activities	(15,065)	(25,710)	(41%)
Effect of changes in foreign currency rates	3,336	12,123	(72%)
Net increase in cash, cash equivalents, and restricted cash	$116,791	$118,772	(2%)

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

Cash provided by operating activities decreased $31.1 million, or 19%, during the first three months of 2017 compared to the first three months of 2016. This decrease is primarily due to the decrease in net income and changes in certain of our operating assets and liabilities, including inventory, over the same comparative period. Cash provided by operating activities decreased $70.2 million, or 32%, during the 12 months ended March 31, 2017 compared to the 12 months ended March 31, 2016, primarily due to a $70.5 million decrease in net income over the same comparative period. Net capital spending increased $15.8 million, or 108%, during the 12 months ended March 31, 2017 compared to the 12 months ended March 31, 2016, primarily due to a $9.4 million increase in intangible asset additions combined with a $9.3 million decrease in proceeds on disposition of property, plant and equipment over the same comparative period.

The increase in intangible asset additions period-over-period is primarily due to the capitalization of costs to assets under development. Significant software development projects during the 12 months ended March 31, 2017 include those related to computer system transformation, customer experience and process improvements, website enhancement, adaptation of our website to mobile devices including creation of a mobile bidding app, Xcira’s next-generation auction bidding platforms, enhanced wifi access at many of our auction sites, and disaster recovery preparedness. The decrease in proceeds on disposition of property, plant and equipment period-over-period is primarily due to the $8.4 million gain on sale of excess land in Edmonton, Canada in the fourth quarter of 2015.

The decrease in net income combined with the increase in net capital spending resulted in a decrease in operating free cash flow (“OFCF”)12 (non-GAAP measure) of $86.0 million, or 43%, to $116.0 million during the 12 months ended March 31, 2017 from $202.0 million during the 12 months ended March 31, 2016.

Investing activities

Net cash used in investing activities decreased $27.3 million, or 82%, during the first three months of 2017 compared to the first three months of 2016. This decrease is primarily due to the acquisition of Mascus for $27.8 million in the first quarter of 2016.

CAPEX Intensity presents net capital spending as a percentage of revenue. We believe that comparing CAPEX Intensity on a trailing 12-month basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

(in U.S. $ millions)	12 months ended March 31,
			Change
	2017	2016	2017 over 2016
Property, plant and equipment additions	$18.3	$21.2	(14%)
Intangible asset additions	19.5	10.1	93%
Proceeds on disposition of property plant and equipment	(7.4)	(16.7)	(56%)
Net capital spending	$30.4	$14.6	108%
Revenues	$558.9	$532.2	5%
CAPEX intensity	5.4%	2.7%	270 bps

CAPEX Intensity for the 12 months ended March 31, 2017 increased compared to CAPEX Intensity for the 12 months ended March 31, 2016, primarily due to the fact that the net capital spending increase of 108% exceeded the revenue increase of 5% period-over-period.

Financing activities

Net cash used in financing activities decreased $10.6 million, or 41%, in the first three months of 2017 compared to the first three months of 2016. This decrease was primarily due to share repurchases of $36.7 million in the first quarter of 2016, and partially offset by a decrease in proceeds from short-term debt of $29.0 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

We declared and paid regular cash dividends of $0.16 per common share for the quarter ended March 31, 2016, and we declared and paid regular cash dividends of $0.17 per common share for the quarters ended June 30, 2016, September 30, 2016, and December 31, 2016. We have declared, but not yet paid, a dividend of $0.17 per common share for the quarter ended March 31, 2017.

Total dividend payments during the three months ended March 31, 2017 were $18.2 million to stockholders and $40.8 thousand to non-controlling interests. This compares to total dividend payments of $17.2 million to stockholders and $2.3 million to non-controlling interests during the three months ended March 31, 2016. All dividends we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

[12]	OFCF is non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes the performance metric, OFCF. OFCF is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate OFCF by subtracting net capital spending from cash provided by operating activities. OFCF is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, increased 5140 bps to 98.2% for the 12 months ended March 31, 2017 from 46.8% for the 12 months ended March 31, 2016. This increase is primarily the result of the increase in our dividends paid to stockholders combined with the decrease in net income attributable to stockholders over the same comparative period. Our adjusted dividend payout ratio13 (non-GAAP measure) increased 1470 bps to 67.1% for the 12 months ended March 31, 2017 from 52.4% for the 12 months ended March 31, 2016.

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period. Return on average invested capital decreased 1170 bps to 7.0% during the 12 months ended March 31, 2017 from 18.7% during the 12 months ended March 31, 2016. This decrease is primarily due to a $276.1 million, or a 36%, increase in average invested capital period-over-period, which was primarily the result of the issuance of the Notes in the fourth quarter of 2016. Also contributing to the decrease in return on average invested capital over this comparative period was a $69.0 million, or 49%, decrease in net income attributable to stockholders. Return on invested capital (“ROIC”)14 (non-GAAP measure) decreased 640 bps to 10.3% during the 12 months ended March 31, 2017 from 16.7% during the 12 months ended 2016. ROIC excluding escrowed debt15 (non-GAAP measure) decreased 310 bps to 13.6% during the 12 months ended March 31, 2017 from 16.7% during the 12 months ended March 31, 2016.

Debt and credit facilities

At March 31, 2017, our short-term debt of $24.6 million consisted of borrowings under our committed revolving credit facilities and had a weighted average annual interest rate of 2.2%. This compares to current borrowings of $23.9 million as at December 31, 2016 with a weighted average annual interest rate of 2.2%.

As at March 31, 2017, we had a total of $596.4 million long-term debt with a weighted average annual interest rate of 4.9%. This compares to long-term debt of $595.7 million as at December 31, 2016 with a weighted average annual interest rate of 4.9%.

[13]	Adjusted dividend payout ratio is non-GAAP financial measure. We believe that comparing the adjusted dividend payout ratio for different financial periods provides useful information about how well our net income supports our dividend payments. Adjusted dividend payout ratio is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders (non-GAAP measure). Adjusted dividend payout ratio is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[14]	ROIC is a non-GAAP financial measure that we believe, by comparing on a trailing 12-month basis for different financial periods provides useful information about the after-tax return generated by our investments. Our balance sheet scorecard includes the performance metric ROIC. ROIC was also an element of the performance criteria for certain PSUs that we granted our employees and officers in 2013 and 2014. We calculate ROIC as net income attributable to stockholders excluding the effects of adjusting items divided by average invested capital. Average invested capital is a GAAP measure calculated as the average long-term debt (including current and non-current portions) and stockholders’ equity over a trailing 12-month period. ROIC is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[15]	ROIC excluding escrowed debt is a non-GAAP financial measure that we believe, by comparing on a trailing 12-month basis for different financial periods provides useful information about the after-tax return generated by our investments by removing the impact of the issue of the Notes, which are currently held in escrow. While the Notes are in escrow and not accessible by us, they are not contributing to the generation of net income. We believe that by adjusting debt to remove funds we do not have access to, we are providing more accurate information about the after-tax return generated by our investments. We calculate ROIC excluding escrowed debt as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure). We calculate adjusted average invested capital (non-GAAP measure) as the adjusted average long-term debt (non-GAAP measure) and average stockholders’ equity over a trailing 12-month period. We calculate adjusted average long-term debt (non-GAAP measure) as the average of adjusted opening long-term debt (non-GAAP measure) and adjusted ending long-term debt (non-GAAP measure). Adjusted opening long-term debt (non-GAAP measure) and adjusted ending long-term debt (non-GAAP measure) are calculated as opening or ending long-term debt, as applicable, as reported in our consolidated financial statements reduced by long-term debt held in escrow. ROIC excluding escrowed debt is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Future scheduled interest payments over the next five years relating to our long-term debt outstanding at March 31, 2017 were as follows:

(in U.S. $000's)	Scheduled interest payments
	In 2017	In 2018	In 2019	In 2020	In 2021	Thereafter
On long-term debt	$13,018	$23,703	$29,302	$29,302	$28,872	$94,063

Syndicated credit facility

On October 27, 2016, we closed the new five-year credit agreement (the “Credit Agreement”) with a syndicate of lenders, including Bank of America, N.A. (“BofA”) and Royal Bank of Canada, that provides us with:

1)	Multicurrency revolving facilities of up to $675.0 million (the “Multicurrency Facilities”);

2)	A delayed-draw term loan facility of up to $325.0 million (the “Delayed-Draw Facility” and together with the Multicurrency Facilities, the “New Facilities”); and

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

Borrowings under the Credit Agreement bear floating rates of interest, which, at our option, are based on either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or LIBOR (or such customary floating rate customarily used by BofA for currencies other than U.S. dollars). In either case, an applicable margin is added to the rate. The applicable margin ranges from 0.25% to 1.50% for base rate loans, and 1.25% to 2.50% for LIBOR (or the equivalent of such currency) loans, depending on our leverage ratio at the time of borrowing.

We must also pay quarterly in arrears a commitment fee equal to the daily amount of the unused commitments under the New Facilities multiplied by an applicable percentage per annum (which ranges from 0.25% to 0.50% depending on our leverage ratio).

We incurred debt issuance costs of $6.4 million in connection with the Credit Agreement. At March 31, 2017, we had unamortized deferred debt issuance costs relating to the Credit Agreement of $5.9 million.

Senior unsecured notes

On December 21, 2016, we completed the offering of the Notes for an aggregate principal amount of $500.0 million. The Notes bear interest at a rate of 5.375% per annum and have a maturity date of due January 15, 2025. The Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

We will use the proceeds of the offering to finance the transactions contemplated by the Merger Agreement. Upon the closing of the offering, the gross proceeds from the offering together with certain additional amounts including prepaid interest were deposited in to an escrow account. The funds will be held in escrow until the completion of the transactions contemplated by the Merger Agreement. If the Merger is not consummated on or before October 31, 2017, or the Merger Agreement is terminated prior to such date, we will redeem all the outstanding Notes at a redemption price equal to 100% of the original offering price of the Notes, plus accrued and unpaid interest.

Until the release of the proceeds in the escrow account, the Notes will be secured by a first priority security interest in the escrow account. Upon the completion of the Merger, the Notes will be senior unsecured obligations. The Notes will be jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of our subsidiaries, which guarantees the obligations under the Credit Agreement.

We incurred debt issuance costs of $4.2 million in connection with the offering of the Notes. At March 31, 2017, we had unamortized deferred debt issuance costs relating to the Notes of $4.1 million.

Other credit facilities

As at March 31, 2017, we also have $12.0 million in committed, revolving credit facilities, in certain foreign jurisdictions, which expire on May 31, 2018.

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

We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Judgments, Estimates and Assumptions

Aside from those discussed below, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Recoverability of goodwill

We perform impairment tests on goodwill on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. Goodwill is tested for impairment at a reporting unit level, which is at the same level or one level below an operating segment.

On January 1, 2017, we early adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, we still have the option of performing a qualitative assessment of a reporting unit to first determine whether the quantitative impairment test is necessary. We exercise judgment in performing our qualitative assessment of whether indicators of impairment exist.

When we determine that an annual or interim quantitative impairment test is necessary, we now only perform one step in order to identify potential impairment, which is to compare the reporting unit’s fair value with its carrying amount, including goodwill. The reporting unit’s fair value is determined using various valuation approaches and techniques that involve assumptions based on what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. An impairment loss is recognized as the difference between the reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.

We measure the fair value of our reporting units using a blended analysis of the earnings valuation approach, which employs a discounted cash flow valuation technique, and the market valuation approach, which employs a multiple of earnings valuation technique. We believe that using a blended valuation approach compensates for the inherent risks associated with each technique if used on a stand-alone basis. In applying these valuation approaches, management is required to make significant estimates and assumptions about the timing and amount of future cash flows, revenue growth rates, and discount rates, which requires a significant amount of judgment. Accordingly, actual results may differ from those used in the goodwill impairment test.

Changes in Accounting Policies

Aside from the early adoption of ASU 2017-04 (discussed above), there have been no changes in our significant accounting policies during the three months ended March 31, 2017.

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

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and diluted adjusted EPS attributable to stockholders (non-GAAP measure) results for the three months ended March 31, 2017 and 2016, as well as reconciles those metrics to net income attributable to stockholders, the weighted average number of dilutive shares outstanding, and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements:

(in U.S. $000's, except share and	Three months ended March 31,
per share data)			Change
	2017	2016	2017 over 2016
Net income attributable to stockholders	$10,377	$29,406	(65)%
Current income tax adjusting item:
Change in uncertain tax provision	2,290	-	100%
Adjusted net income attributable to stockholders (non-GAAP measure)	$12,667	$29,406	(57)%
Weighted average number of dilutive shares outstanding	107,788,949	107,159,010	1%

Diluted EPS attributable to stockholders	$0.10	$0.27	(63)%
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$0.12	$0.27	(56)%

The first quarter 2017 adjusting item was a $2.3 million ($2.3 million before tax, or $0.02 per diluted share) charge related to the change in uncertain tax provisions. There were no first quarter 2016 adjusting items.

The following table presents our adjusted EBITDA (non-GAAP measure) and adjusted EBITDA margin (non-GAAP measure) results for the three months ended March 31, 2017 and 2016, as well as reconciles those metrics to net income, revenues, and net income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $000's)	Three months ended March 31,
			Change
	2017	2016	2017 over 2016
Net income	$10,433	$29,994	(65)%
Add: depreciation and amortization expenses	10,338	10,080	3%
Less: interest income	(955)	(498)	92%
Add: interest expense	8,133	1,363	497%
Add: current income tax expense	7,488	10,009	(25)%
Less: deferred income tax recovery	(173)	(477)	(64)%
Adjusted EBITDA (non-GAAP measure)	35,264	50,471	(30)%
Revenues	$124,499	$131,945	(6)%

Net income margin	8.4%	22.7%	-1430 bps
Adjusted EBITDA margin (non-GAAP measure)	28.3%	38.3%	-1000 bps

There were no adjusting items impacting income before income taxes in the first quarter of 2017 or 2016.

The following table presents our adjusted debt/adjusted EBITDA (non-GAAP measures) results as at and for the 12 months ended March 31, 2017 and 2016, as well as reconciles that metric to debt, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	As at and for the 12 months ended March 31,
					Change
	2017		2016		2017 over 2016
Short-term debt	$24.6		$42.5		(42)%
Long-term debt	596.4		102.3		483%
Debt	621.0		144.8		329%
Less: long-term debt in escrow	(495.9)		-		(100)%
Adjusted debt (non-GAAP measure)	125.1		144.8		(14)%

Net income	$74.0		$144.5		(49)%
Add: depreciation and amortization expenses	41.1		41.5		(1)%
Less: interest income	(2.3)		(2.3)		-
Add: interest expense	12.3		5.1		141%
Add: current income tax expense	37.8		41.7		(9)%
Less: deferred income tax recovery	(3.1)		(3.8)		(18)%
Pre-tax adjusting items:
Debt extinguishment costs	6.8		-		100%
Gain on sale of excess property	-		(8.4)		(100)%
Impairment loss	28.2		-		100%
Adjusted EBITDA	$194.8		$218.3		(11)%

Debt/net income	8.4	x	1	x	740%
Adjusted debt/adjusted EBITDA (non-GAAP measure)	0.6	x	0.7	x	(14)%

The deduction from long-term debt at March 31, 2017 of long-term debt held in escrow consists entirely of the Notes that have a principal value of $500.0 million reduced by $4.1 million of unamortized debt issue costs.

The adjusting items for the 12 months ended March 31, 2017 were a $6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt recognized in the fourth quarter of 2016, and a $28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter of 2016.

The adjusting item for the 12 months ended March 31, 2016 was an $8.4 million ($7.3 million after tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter of 2015.

The following table presents our OFCF (non-GAAP measure) results on a trailing 12-month basis, and reconciles that metric to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in our consolidated statements of cash flows:

(in U.S. $ millions)	12 months ended March 31,
			Change
	2017	2016	2017 over 2016
Cash provided by operating activities	$146.4	$216.6	(32%)
Property, plant and equipment additions	18.3	21.2	(14%)
Intangible asset additions	19.5	10.1	93%
Proceeds on disposition of property plant and equipment	(7.4)	(16.7)	(56%)
Net capital spending	$30.4	$14.6	108%
OFCF (non-GAAP measure)	$116.0	$202.0	(43%)

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

(in U.S. $ millions)	12 months ended March 31,
			Change
	2017	2016	2017 over 2016
Dividends paid to stockholders	$71.5	$66.4	8%
Net income attributable to stockholders	$72.8	$141.8	(49)%
Pre-tax adjusting items:
Debt extinguishment costs	6.8	-	100%
Gain on sale of excess property	-	(8.4)	(100)%
Impairment loss	28.2	-	100%
Current income tax effect of adjusting items:
Debt extinguishment costs	(1.8)	-	100%
Gain on sale of excess property	-	1.1	(100)%
Deferred income tax effect of adjusting items:
Impairment loss	(1.8)	-	100%
Current income tax adjusting item:
Change in uncertain tax provision	2.3	-	100%
Deferred tax adjusting item:
Tax loss utilization	-	(7.9)	(100)%
Adjusted net income attributable to stockholders (non-GAAP measure)	$106.5	$126.7	(16)%

Dividend payout ratio	98.2%	46.8%	5140 bps
Adjusted dividend payout ratio (non-GAAP measure)	67.1%	52.4%	1470 bps

The adjusting items for the 12 months ended March 31, 2017 were a $2.3 million ($2.3 million before tax, or $0.02 per diluted share) charge related to the change in uncertain tax provisions recognized in the first quarter of 2017, a $5.0 million ($6.8 million before tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt recognized in the fourth quarter of 2016, and a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter of 2016.

The adjusting items for the 12 months ended March 31, 2016 were a $7.3 million ($8.4 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter of 2015, and $7.9 million ($7.9 million before tax, or $0.07 per diluted share) of tax savings generated by tax loss utilization recognized in the fourth quarter of 2015.

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

(in U.S. $ millions)	As at and for the 12 months ended March 31,
			Change
	2017	2016	2017 over 2016
Net income attributable to stockholders	$72.8	$141.8	(49%)
Pre-tax adjusting items:
Debt extinguishment costs	6.8	-	100%
Gain on sale of excess property	-	(8.4)	(100%)
Impairment loss	28.2	-	100%
Current income tax effect of adjusting items:
Debt extinguishment costs	(1.8)	-	100%
Gain on sale of excess property	-	1.1	(100%)
Deferred income tax effect of adjusting items:
Impairment loss	(1.8)	-	100%
Current income tax adjusting item:
Change in uncertain tax provision	2.3	-	100%
Deferred tax adjusting item:
Tax loss utilization	-	(7.9)	(100%)
Adjusted net income attributable to stockholders (non-GAAP measure)	$106.5	$126.7	(16%)

Opening long-term debt	$102.3	$104.1	(2%)
Ending long-term debt	596.4	102.3	483%
Less: long-term debt in escrow	(495.9)	-	(100%)
Adjusted ending long-term debt (non-GAAP measure)	100.5	102.3	(2%)
Average long-term debt	$349.4	$103.2	239%
Adjusted average long-term debt (non-GAAP measure)	101.4	103.2	(2%)

Opening stockholders' equity	$676.5	$631.6	7%
Ending stockholders' equity	691.4	676.5	2%
Average stockholders' equity	684.0	654.1	5%

Average invested capital	$1,033.4	$757.3	36%
Adjusted average invested capital (non-GAAP measure)	785.4	757.3	4%

Return on average invested capital(1)	7.0%	18.7%	-1170 bps
ROIC (non-GAAP measure)(2)	10.3%	16.7%	-640 bps
ROIC excluding escrowed debt (non-GAAP measure)(3)	13.6%	16.7%	-310 bps

(1)	Calculated as net income attributable to stockholders divided by average invested capital.

(2)	Calculated as adjusted net income attributable to stockholders (non-GAAP measure) divided by average invested capital.

(3)	Calculated as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure).

The adjusting items for the 12 months ended March 31, 2017 were a $2.3 million ($2.3 million before tax, or $0.02 per diluted share) charge related to the change in uncertain tax provisions recognized in the first quarter of 2017, a $5.0 million ($6.8 million before tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt recognized in the fourth quarter of 2016, and a $26.4 million ($28.2 million before tax, or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships recognized in the third quarter of 2016.

The adjusting items for the 12 months ended March 31, 2016 were a $7.3 million ($8.4 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada, recognized in the fourth quarter of 2015, and $7.9 million ($7.9 million before tax, or $0.07 per diluted share) of tax savings generated by tax loss utilization recognized in the fourth quarter of 2015.

The deduction from ending long-term debt at March 31, 2017 of long-term debt held in escrow consists entirely of the Notes that have a principal value of $500.0 million reduced by $4.1 million of unamortized debt issue costs.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk during the three months ended March 31, 2017 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at March 31, 2017. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1:	LEGAL PROCEEDINGS

The Company has no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and management does not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:	RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, before purchasing our common shares. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.

There were no material changes in risk factors during the three months ended March 31, 2017.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three months ended March 31, 2017.

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

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: May 4, 2017	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Dated: May 4, 2017	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

