Form 10-K
period 2017-12-31
RITCHIE BROS AUCTIONEERS INC
filed 2018-02-26
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) was approximately $3,074,207,007. The number of common shares of the registrant outstanding as of February 23, 2018, was 107,328,067.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the registrant's fiscal year ended December 31, 2017, in connection with the registrant’s 2018 Annual and Special Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-K

For the year ended December 31, 2017

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K of Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. These statements are based on our current expectations and estimates about our business and markets, and include, among others, statements relating to:

•	our future strategy, objectives, targets, projections, performance, and key enablers;
•	our ability to drive shareholder value;
•	market opportunities;
•	our internet initiatives and the level of participation in our auctions by internet bidders, and the success of IronPlanet, Marketplace[e], and our other online marketplaces;
•	our ability to grow our businesses, acquire new customers, enhance our sector reach, drive geographic depth, and scale our operations;
•	the impact of our initiatives, services, investments, and acquisitions on us and our customers;
•	the acquisition or disposition of properties;
•	our ability to integrate our acquisitions;
•	our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our existing services and support additional value-added service offerings;
•	the supply trend of equipment in the market and the anticipated price environment for late model equipment, as well as the resulting effect on our business and Gross Transaction Value (“GTV”) (defined under “Part I, Item 1: Business” of this Annual Report on Form 10-K);
•	fluctuations in our quarterly revenues and operating performance resulting from the seasonality of our business;
•	our compliance with all laws, rules, regulations, and requirements that affect our business;
•	effects of various economic, financial, industry, and market conditions or policies, including the supply and demand for property, equipment, or natural resources;
•	the behavior of equipment pricing;
•	the relative percentage of GTV represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;
•	our Revenue Rates (described under “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K), the sustainability of those rates, and the seasonality of GTV and revenues;

•	the projected increase to our fee revenues as a result of the harmonization of our fee structure;

•	our future capital expenditures and returns on those expenditures;
•	the effect of any currency exchange and interest rate fluctuations on our results of operations;
•	the grant and satisfaction of equity awards pursuant to our compensation plans;
•	any future declaration and payment of dividends, including the tax treatment of any such dividends;
•	financing available to us, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and
•	our ability to satisfy our present operating requirements and fund future growth through existing working capital and credit facilities.

Ritchie Bros.	1

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part I, Item 1A: Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2017 are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein and other relevant factors.

Ritchie Bros.	2

PART I

ITEM 1:	BUSINESS

Company Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is a world leader in asset management and disposition of used industrial equipment and other durable assets, selling $4.5 billion of used equipment and other assets during 2017. Our expertise, unprecedented global reach, market insight, and trusted portfolio of brands provide us with a unique position in the used equipment market. We primarily sell used equipment for our customers through live, unreserved auctions at 45 auction sites worldwide, which are simulcast online to reach a global bidding audience. On May 31, 2017, we acquired IronPlanet Holdings, Inc. (“IronPlanet”) for $776.5 million, a leading online marketplace for heavy equipment and other durable assets. Between its inception in 1999 and 2016, IronPlanet sold over $5 billion of used heavy equipment online and registered more than 1.5 million users worldwide. These complementary used equipment brand solutions, together with Marketplacee, our online marketplace that supports reserved pricing, provide different value propositions to equipment owners and allow us to meet the needs and preferences of a wide spectrum of equipment sellers and buyers. In the past three years, we have also added a private brokerage service (Ritchie Bros. Private Treaty) and an online listing service (Mascus).

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

We operate globally with locations in more than 20 countries, including the United States, Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 2,100 full time employees worldwide.

History and development of our business

Ritchie Bros. Auctioneers Incorporated was amalgamated on December 12, 1997 under, and is governed by, the Canada Business Corporation Act.

Ritchie Bros. was founded in 1958 in Kelowna, British Columbia, Canada. We held our first major industrial auction in 1963, selling over $600,000 worth of construction equipment in Radium, British Columbia. By 1970, we had established operations in the United States and held our first American sale in Beaverton, Oregon. In 1987, we held our first European auctions in Liverpool, the United Kingdom, and Rotterdam, the Netherlands. Our first Australian auction was held in 1990 and was followed by expansion into Asia with subsequent sales in Japan, the Philippines, Hong Kong, Thailand, and Singapore. We held our first Mexican auction in 1995 and our first auction in the Middle East in Dubai, the United Arab Emirates, in 1997.

In March 1998, we completed an initial public offering of our common shares. Our common shares trade on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”) under the ticker symbol “RBA”.

In early 2013, we commercially launched our online marketplace, EquipmentOne. We continued to expand our digital capabilities through the following acquisitions over the past five years:

•	Xcira LLC (“Xcira”) on November 4, 2015 – a proven leader in simulcast auction technology that provides a seamless customer experience for online bidding at live on site auctions

Ritchie Bros.	3

•	Mascus International Holding B.V. (“Mascus”) on February 19, 2016 – a global online listing service to advertise equipment and other assets for sale
•	IronPlanet on May 31, 2017 (the “Acquisition”) – operates online and event-based equipment auctions under a number of brands discussed in more detail below

On consummation of the Acquisition on May 31, 2017, we formed an alliance with Caterpillar Inc. (“Caterpillar”), pursuant to a Strategic Alliance and Remarketing Agreement (the “Alliance”) that we entered into on August 29, 2016. As discussed in more detail below, under the Alliance, we became Caterpillar's preferred global partner for live on site and online auctions for used Caterpillar equipment.

During the past five years, we also continued to grow our live on site auction business by acquiring:

•	The remaining interest in Ritchie Bros. Financial Services (“RBFS”) on July 12, 2016 – provides financing and leasing options to equipment purchasers, as a brokerage business, through several bank relationships (RBFS does not leverage our balance sheet for the loans it originates)
•	Petrowsky Auctioneers (“Petrowsky”) on August 1, 2016 – a leading regional industrial auctioneer in the Northern United States that offers live on site and simulcast live online auctions
•	Kramer Auctions Ltd. and Kramer Auctions—Real Estate Division Inc. (together, “Kramer”) on November 15, 2016 – a premier Canadian agricultural auctioneer, offering both on-the-farm and live on site auctions for customers selling equipment, livestock and real-estate in the agricultural sector

Strategy

At the beginning of 2015, we formalized a new strategy that centered around becoming a more diversified, multi-channel company that offered a full range of asset management and disposition solutions, all on a greater scale, that would provide even more choice to customers. In 2017, we took definitive steps towards furthering this strategy by completing the transformational acquisition of IronPlanet, a leading online marketplace for heavy equipment and other durable assets. The acquisition of IronPlanet positions Ritchie Bros. as one of the world’s leading one-stop-shop asset disposition companies. We are transforming our business and the industry through our technology and data, our breadth of solutions, and our people.

We continue to evolve our strategy as we integrate IronPlanet and develop our multi-channel business, focusing on two overarching strategic objectives: (i) grow share of the auction segment and (ii) penetrate the upstream market. The following discussion highlights how we performed against our strategy following the executable pillars of our road map, Grow, Drive, and Optimize.

GROW Revenues and Earnings

We are committed to pursuing growth initiatives that will further enhance our sector reach, drive geographic depth, meet a broader set of customer needs, and add scale to our operations. Over the last several years, we have undertaken a meaningful strategic transformation, through both organic and acquisitive growth initiatives, to broaden our service offering and the value propositions that we provide to different segments of the used asset and equipment market. Notably, the Acquisition with IronPlanet positions us to accelerate this strategy and take positive and meaningful steps towards meeting our strategic objectives.

We are focused on the following initiatives to deliver growth:

•	Leveraging and scaling our one-stop-shop multi-channel solution set to drive organic market share and incremental penetration with existing customers;
•	Scaling multi-channel capabilities, including our IronPlanet Weekly Featured Auction and Marketplace[e], to grow within existing sectors as well as penetrating new sector opportunities;
•	Leveraging and expanding multi-channel capabilities internationally; and

Ritchie Bros.	4

•	Driving increased penetration of auction services and, specifically, RBFS.

DRIVE Efficiencies and Effectiveness

We plan to take advantage of opportunities to improve overall effectiveness of our organization. We are committed to driving efficiencies and effectiveness by:

•	Improving sales effectiveness and sales productivity through consistent go-to-market processes;
•	Leveraging the rich data sets that we have at our disposal to create a unique and differentiated customer experience and delivering trust and confidence across our consignor and buyer bases;
•	Modernizing legacy systems and working to unify auction platforms to deliver technology efficiencies and create network effects for buyers and sellers by comprehensively meeting their needs, ease of use, and our business model;
•	Scaling the business and leveraging our expanded set of multi-channel assets to optimize our overall asset utilization and site optimization efforts while delivering choice to our customers;
•	Achieving acquisition synergies; and
•	Targeting operating expense growth lower than revenue growth.

OPTIMIZE our Balance Sheet

Our business model provides us with the ability to generate strong cash flows. Cash flow represents our ability to convert revenue to cash, and provides a meaningful indication of the strength of our business. We will focus not only on profit growth but also further enhancing cash flow, reviewing contract structures and auction site returns to improve the cash flow and asset returns of our Auctions and Marketplaces (“A&M”) segment. During 2016, we also adjusted our capital structure, taking on more debt (through a new syndicated credit facility and issuance of senior unsecured notes) to acquire IronPlanet. We also continued to be prudent with our organic capital expenditures.

The acquisition of IronPlanet is a transformational transaction that will increase both the scale and the scope of our Company. The enhanced scale of our combined business is expected to drive further operating leverage from our unique business model, and provide new opportunities to operate more efficiently by utilizing an increasingly digital service offering.

We are focused on these areas to deliver optimization of our balance sheet:

•	Increasing cash flows from operating activities;
•	Targeting net capital spend at less than 10% of revenue;
•	Investing in information technology systems to optimize business processes and reduce costs; and
•	Managing debt levels while returning cash via ongoing dividends.

Ritchie Bros.	5

Ritchie Bros.

STRATEGIC ROAD MAP

to anticipate & satisfy evolving customer needs, build employee engagement & drive shareholder value

OUR KEY OUTCOMES

Restore revenue & earnings growth, drive cash flow, improve returns

OUR STRATEGIC PILLARS

1 Grow revenue & earnings

Mergers & acquisitions
- Tuck-ins & bolt-ons
- Scale enhancers & needle movers
- Accretive in relatively short time frame

Geographies
- Drive depth vs breadth
- Strong focus on US & Canada growth
- Emphasize Australia & Germany
- Optimize Europe
- Develop Latin America & Middle East
- Position China for long term

Sectors
- Strong focus on construction
- Grow transportation & agriculture
- Pursue oil & gas, mining opportunistically

Services
- Scale RBFS especially in the US
- Roll out logistics to all of Europe

Channels
- Drive multi channel & strengthen digital capabilities
- Combine EquipmentOne and IronPlanet's Daily Marketplace to form Marketplace[e]
- Scale Marketplace[e]

Segments
- Accelerate Strategic Accounts
- Utilize Private Treaty opportunistically

Underwritten Contracts
- Utilize aggressively in the US, Canada, Australia & southern Europe

2 Drive efficiencies & effectiveness

Sales Productivity
- Territory management & coverage based on market potential
- Consistent go to market processes
- Improve selection, onboarding & training of new hires
- Reduce Territory Manager turnover

Processes & Systems
- Modernize legacy systems
- Focus on Customer Relationship Management (CRM)
- Enable scaling business & leveraging multichannel
- Focus on revenue driving apps

Org Structure & selling, general & administrative expense
- Regional org structure with profit & loss (P&L) statement & balance sheet accountability
- Target operating expense growth significantly lower than revenue growth

Performance Metrics
- Profit & loss statement (P&L) & balance sheet scorecard
- Operational metrics
- Accountability at all levels

Incentive Compensation
- Performance based & tied to profit & loss (P&L)/balance sheet measures

3 Optimize balance sheet

Cash Flow
- Build on Cash is King initiative & increase cash provided by operating activities
- Contain capital expenditures for property, plant & equipment & intangible asset additions

Organic Capital Spends
- Target net capital spend <10% revenue
- Control spending on new sites
- Focus on IT systems & site maintenance

Capital Structure
- Return cash via ongoing dividends
- Address option dilution though share repurchase
- Invest in growth-driven M&A
- Manage debt

Existing site returns
- High, medium & low site return league table
- Initiatives to improve medium & low site returns
- Dispose of excess assets

KEY ENABLERS

Disciplined execution | Analytical DNA | Accountability culture | Learning organization
Rewards & recognition | Talent development | Diversity to drive innovation | External focus | Safety

Ritchie Bros.	6

Service Offerings

We offer our equipment buyer and seller customers multiple distinct, complementary, multi-channel brand solutions that address the range of their needs. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used equipment available to them. The tables below illustrate the various channels and brand solutions available under our A&M segment, as well as our other services.

A&M segment

Channels	Brand Solutions	Description of Offering
■ Live unreserved on site with live simulcast online auctions
Live On Site Auctions		■ Event-based sales of used construction and heavy equipment held in the Caterpillar dealer geographies
■ Event-based sales of used energy equipment
■ Online marketplace for selling and buying used equipment
Online Auctions and Marketplaces		■ Online marketplace offering multiple price and timing options
■ Online marketplace for the sale of government and military assets
■ Online truck and trailer marketplace
Brokerage Service		■ Confidential, negotiated sales

Contact options

We offer consignors several contract options to meet their individual needs and sale objectives. Through our A&M business, options include:

•	Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
•	Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
•	Inventory contracts, where we purchase the equipment temporarily for resale.

We refer to guarantee and inventory contracts as underwritten contracts. In 2017, our underwritten business accounted for approximately 16% of our GTV, compared to 25% in 2016 and 29% in 2015.

Value-added services

As part of our A&M business, we provide a wide array of value-added services to make the process of buying and selling equipment convenient for our customers. In addition to the other services listed in the table below, we also provide these value-added services to our customers:

•	conducting title searches, where registries are commercially available, to ensure equipment is sold free and clear of all liens and encumbrances (if we are not able to deliver clear title, we provide a full refund up to the purchase price to the buyer);
•	making equipment available for inspection, testing, and comparison by prospective buyers;
•	displaying high-quality, zoomable photographs of equipment on our website;

Ritchie Bros.	7

•	providing free detailed equipment information on our website for most equipment;
•	providing access to insurance and powertrain warranty products;
•	providing access to transportation companies and customs brokerages through our partner, uSHIP; and
•	handling all pre-auction marketing, as well as collection and disbursement of proceeds.

Our IronClad Assurance equipment condition certification provides online marketplace buyers with information on the condition of the equipment that includes, but is not limited to, providing buyers with pictures and comprehensive inspection information of key systems and components.

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

Intellectual Property

We believe our intellectual property has significant value and is an important factor in marketing our organization, services, and website, as well as differentiating us from our competitors. We own or hold the rights to use valuable intellectual property such as trademarks, service marks, domain names and tradenames. We protect our intellectual property in Canada, the United States, and internationally through federal, provincial, state, and common law rights, including registration of certain trade mark and service marks for many of our brands, including our core brands. We also have secured patents for inventions and have registered our domain names.

We rely on contractual restrictions and rights to protect certain of our proprietary rights in products and services. Effective protection of our intellectual property can be expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in many jurisdictions throughout the world. In addition, we may, from time to time, be subject to intellectual property claims, including allegations of infringement, which can be costly to defend. For a discussion of the risks involved with intellectual property litigation and enforcement of our intellectual property rights, see the related information in “Part I, Item 1A: Risk Factors” of this Annual Report on Form 10-K.

Ritchie Bros.	8

Competition

Competition Overview

The global used industrial equipment market is highly fragmented and often fluid between sales channels. We compete for purchasers and sellers of used equipment with other asset management and disposition companies. These companies include non-auction competitors such as equipment manufacturers, distributors and dealers, used equipment brokers, equipment rental companies, and other online marketplaces. We compete based on breadth, brand reputation, security, technology, and global reach of our services, as well as in the variety of contracts and methods and channels of selling equipment. We also compete with private sales – often securing new business from equipment owners who had previously tried selling their equipment privately.

Competitive advantages

Our key strengths provide distinct competitive advantages, and have enabled us to achieve significant and profitable growth over the long term. Our Gross Transaction Value1 (“GTV”) has grown at a compound annual growth rate of 9.30% over the last 25 years, as illustrated below.

Global platform

Our business is a leader of equipment disposition services, with global reach, including 45 auction sites in more than 20 countries, including the United States, Canada, Australia, the United Arab Emirates, and the Netherlands. Our online bidding technology and Ritchie Bros. website are available in nine and 22 languages, respectively. Our global presence ensures we generate global market pricing for our equipment sellers, as we reach international buyers and equipment demand, helping to deliver strong price realization through our sales channels. This global reach provides us and our selling customers with the ability to transcend local market conditions.

[1]	GTV represents total proceeds from all items sold at our auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	9

Breadth of solutions

We have the unique ability to meet all the buyers’ and sellers’ specific needs in a one-stop shop manner. The event-driven auction, which has been our core business for over 50 years, is just one solution—albeit a powerful solution—to meet customers’ varied needs. By delivering choice, we can work with customers as a trusted advisor to provide them with a tailored suite of equipment disposition solutions and, in the medium and long term, asset management. This is truly a fundamental evolution and transformation in the industry.

While we have a full suite of solutions, most of our auction volumes are generated through three core solutions. First, the unreserved live on site integrated auctions that provide our customers care, custody, and control. This offering is Ritchie Bros. Auctioneers, our primary business. Second, weekly online auctions for sellers looking to manage the disposition of their assets on a more frequent basis and being able to sell from their yard or location without having to move equipment. This offering is the IronPlanet Weekly Featured Auction. Third, our reserve online marketplace that affords sellers with control over price and timing, and with solutions such as Make Offer, Buy Now, and Reserve Price selling formats for buyers. We have recently launched a combined reserved online marketplace bringing together EquipmentOne and IronPlanet’s Daily Marketplace. The combined offering is known as Marketplacee.

An industry leader in a highly fragmented market

Based on a review of the construction, transportation and agricultural used equipment markets that we conducted in 2016, we believe the global used equipment market is valued at more than $300 billion2, including an opportunity in the United States of over $50 billion. The market is highly fragmented and fluid between sales channels; however, we believe our multi-channel brand solutions can meet a broad range of customer preferences and needs. While our business is a global market leader for the sale of used equipment, we currently have only 1.4% of the estimated global used equipment market, based on GTV during 2017. The United States represents a key area for growth with positive industrial tailwinds around infrastructure and construction.

Multi-channel product offering

Our multi-channel brand solutions provide a wide range of options for used industrial equipment, which appeal to a variety of personal preferences for sellers and buyers. We continue to build on our strong brand equity and loyal customer base by providing many value-added services to equipment sellers and buyers, including financing and leasing solutions, appraisal services, insurance services, refurbishment, and logistics services. We continue to look for even more ways to support the equipment industry and serve the various needs of equipment owners.

Diverse sector coverage

Our sales solutions cater to the needs of end users, dealers, and other equipment sellers across a variety of sectors, such as construction, transportation, agriculture, energy, and mining. This diversity of sectors mitigates sector-specific exposure and enables the sale of equipment with cross-sector applications, regardless of sector-specific cyclicality.

Experienced management team

Our experienced management team continues to capitalize on the strength of our live on site auction offering, while expanding our online offering through multiple acquisitions to better serve our existing customers and to attract new customers. Our executives have served as officers of a number of well-known global public companies, and we have developed a deep understanding of the used equipment market and customer base.

[2]	Global used equipment market has been sourced through 1) Manfredi & Associates (2015), 2) ACT Research Co., LLC. (2016). This figure does not include the markets for used Class 1 trucks globally and used Class 2 and 3 trucks and trailers outside of the United States, 3) Company estimates. No third-party research report available or commissioned and 4) U.S. Federal Highway Administration.

Ritchie Bros.	10

Data and sector intelligence

We transacted hundreds of thousands of assets through our sales channels in 2017 and had more than 694,000 people register to bid as users of www.rbauction.com or www.ironplanet.com in 2017. The volume of transactions and customer interactions have provided us with a unique, proprietary database of information. This database provides us with some of the world’s best information to identify market trends and estimate used equipment values.

The Role of Technology

The role of technology in our business continues to evolve and become more meaningful as more buyers adopt mobile and online channels to transact their business with us. We have been on a pathway to leverage digital and technology capabilities to improve the consumer auction and leverage technology as a competitive differentiator.

The acquisition of IronPlanet was an inflection point in our business and was a step change in this direction as it positioned us as a technology-enabled asset disposition company. The combination of IronPlanet’s technology and our existing assets results in tools and capabilities that provide our customers, both buyers and sellers, with more efficient and richer experiences for creation of deeper brand loyalty.

Buyers will now find it easier to locate inventory across all our websites with our enhanced search capabilities while sellers leverage both our rich data repository as well as our platform solution tools to give them the insights, tools, and solutions to manage their assets in an informed, efficient manner.

Offerings and initiatives

Integrated search capabilities

We are focused on helping buyers find what they are looking for easily and quickly while providing access to the largest equipment inventory across our brands and solutions. Our focus on improving our search capabilities allows us to extend our reach to more customers in a channel agnostic manner.

Marketplacee

Bringing together EquipmentOne and IronPlanet’s Daily Marketplace, we introduced a new sales solution, Marketplacee, in late 2017. Marketplacee is a flexible, online marketplace that gives customers the choice of negotiating offers, selling their assets at fixed prices, or setting a reserve (minimum) price. These three selling options are designed to give sellers more control over the selling price and processing of their assets while still benefiting from our marketing and expansive, global buyer network. Marketplacee provides choice to buyers who may prefer to buy in different formats based on their individual needs.

Platform solutions

Our unique software solutions allow us to work with sellers as a true business advisor as we provide tools, data, and insights to help our customers make real-time asset disposition decisions and deepen our relationships with our customers.

Auction management systems

We are in the preliminary stages of this initiative of leveraging one holistic platform to drive the live on site auction and online marketplace experience. Today, we have two discrete platforms. Known as project “MARS”, the new platform is a transformative initiative allowing us to simplify our technology footprint, reduce complexity, spur future innovation, and enable the development of customer-facing growth drivers such as more sophisticated personalization, data-driven insights, and real-time data-driven marketing.

RBA mobile app

Providing customers with the ability to search, register, and bid at our live on site auctions around the world using mobile devices. Mobile capabilities provide another opportunity to make our customer experiences easy and flexible so they can conduct business with us seven days a week, 24 hours a day.

Ritchie Bros.	11

Segmented Information

Segmented information is disclosed in the consolidated financial statements and the notes thereto included in footnote 4 to “Part II, Item 8: Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K. Segmented information from prior years has been restated in footnote 4 to reflect the identification of the A&M reporting segment as of September 30, 2017.

Geographical Information

Geographical information about our revenues is disclosed in “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Geographic Analysis”, which is incorporated into this Item 1 by reference. Our international operations are subject to certain risks, as disclosed in “Part I, Item 1A: Risk Factors” of this Annual Report on Form 10-K.

The distribution of our long-lived assets includes property, plant and equipment according to the country in which they are located, is as follows:

		Outside of	United
	Canada	Canada	States	Europe	Other
Long-lived assets distribution
December 31, 2017	22%	78%	52%	16%	10%
December 31, 2016	21%	79%	55%	14%	10%
December 31, 2015	20%	80%	55%	15%	10%

Seasonality

Our GTV and associated A&M segment revenues are affected by the seasonal nature of our business. GTV and A&M segment revenues tend to increase during the second and fourth calendar quarters, during which time we generally conduct more business than in the first and third calendar quarters. Given the operating leverage inherent in our business model, the second and fourth quarter also tend to produce higher operating margins, given the higher volume and revenue generated in those quarters.

Governmental Regulations and Environmental Laws

Our operations are subject to a variety of federal, provincial, state and local laws, rules, and regulations throughout the world. We believe that we are compliant in all material respects with those laws, rules, and regulations that affect our business, and that such compliance does not impose a material impediment on our ability to conduct our business.

We believe that, among other things, laws, rules, and regulations related to the following list of items affect our business:

•	Imports and exports of equipment. Particularly, there are restrictions in the United States and Europe that may affect the ability of equipment owners to transport certain equipment between specified jurisdictions. Also, engine emission standards in some jurisdictions limit the operation of certain trucks and equipment in those regions.
•	Development or expansion of auction sites. Such activities depend upon the receipt of required licenses, permits, and other governmental authorizations. We are also subject to various local zoning requirements pertaining to the location of our auction sites, which vary among jurisdictions.
•	The use, storage, discharge, and disposal of environmentally sensitive materials. Under such laws, an owner or lessee of, or other person involved in, real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the owner or lessee or other person knew of, or was responsible for, the presence of such hazardous or toxic substances.

Ritchie Bros.	12

•	Worker health and safety, privacy of customer information, and the use, storage, discharge, and disposal of environmentally sensitive materials.

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

We maintain a website at www.rbauction.com and copies of our reports on Form 10-K, Form 10-Q and Form 8-K, proxy materials and other filings required under the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. We have an investor website at www.investor.ritchiebros.com. None of the information on our websites is incorporated into this Annual Report on Form 10-K by this or any other reference.

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

Damage to our reputation could harm our business.

One of our founding principles is that we operate a fair and transparent business, and consistently act with integrity.  Maintaining a positive reputation is key to our ability to attract and maintain customers, investors and employees.  Damage to our reputation could cause significant harm to our business.  Harm to our reputation could arise in a number of ways, including, but not limited to, employee conduct which is not aligned with our Code of Business Conduct and Ethics (and associated Company policies around behavioural expectations) or our Company’s core values, safety incidents, failure to maintain customer service standards, loss of trust in the fairness of our sales processes, and other technology or compliance failures.

We may not realize the anticipated benefits of, and synergies from, the Acquisition and may become responsible for certain liabilities and integration costs as a result.

Business acquisitions involve the integration of new businesses that have previously operated independently from us. The integration of our operations with those of IronPlanet is expected to result in financial and operational benefits, as well as operating synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on future business development.

Ritchie Bros.	13

We may be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.

Even if we are able to successfully integrate the operations of Ritchie Bros. and IronPlanet, we may not realize the full benefits that we anticipate. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the benefits from the Acquisition may be offset by costs incurred in integrating Ritchie Bros. and IronPlanet, increases in other expenses, operating losses or problems in the business unrelated to the Acquisition. As a result, there can be no assurance that such synergies or other benefits will be achieved.

In addition, in connection with the Acquisition, we have assumed, and may assume in connection with future acquisitions, certain potential liabilities. To the extent such liabilities are not identified by us or to the extent indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business.

We have incurred substantial indebtedness in connection with the Acquisition, and the degree to which we are leveraged may materially and adversely affect our business, financial condition and results of operations.

We have incurred substantial indebtedness in connection with the Acquisition. As of December 31, 2017, we have $819.9 million of total debt outstanding, consisting of $335.9 million under a new five-year credit agreement (the “Credit Agreement”) with a syndicate of lenders entered into on October 27, 2016 (the “New Facilities”), and $500.0 million aggregate principal amount of 5.375% senior unsecured notes issued December 21, 2016 (the “Notes”), partially reduced by $16.8 million of unamortized debt issue costs, as well as $0.8 million under our foreign credit facilities. There is $637.8 million of availability under the New Facilities.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred pursuant to the Acquisition as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take certain actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry, including both the live and online auction industry, could be impaired.

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

Ritchie Bros.	14

Subject to restrictions in the Credit Agreement and the indenture governing the Notes, we also will have the ability to incur additional secured indebtedness that would be effectively senior to the Notes offered hereby, to the extent of the value of the assets securing such obligations. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments have restrictive covenants that could limit our financial flexibility.

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

Ritchie Bros.	15

Our relationships with key long-term customers may be materially diminished or terminated.

We have long-standing and/or strategic relationships with a number of our customers and business partners, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time.  Market competition, business requirements and financial conditions could adversely affect our ability to continue or expand our relationships with our customers and business partners. There is no guarantee that we will be able to retain or renew existing agreements, or maintain relationships with any of our customers or business partners, on acceptable terms or at all.  The loss of one or more of our major customers or business partners could adversely affect our business, financial condition and results of operations.

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

Ritchie Bros.	16

The availability and performance of our technology infrastructure, including our websites, is critical to our business.

The satisfactory performance, reliability and availability of our websites, enterprise resource planning system, processing systems and network infrastructure are important to our reputation and our business. Our systems may experience service interruptions or degradation because of hardware or software defects or malfunctions, computer denial of service, cyber events, human error and natural events beyond our control. Some of our systems are not fully redundant, and our recovery planning may not be sufficient for all possible disruptions.

Further, we will need to continue to expand, integrate, consolidate, and upgrade our technology, transaction processing systems and network infrastructure both to meet increased usage of our online bidding service and other services offered on our websites, to implement new features and functions and as a result of the Acquisition. Our business and results of operations could be harmed if we were unable to expand and upgrade in a timely manner our systems and infrastructure to accommodate any increases in the use of our internet services, or if we were to lose access to or the functionality of our internet systems for any reason, especially if such loss of service prevented internet bidders from effectively participating in one of our auctions. Frequent, persistent or ill-timed interruptions to our internet services could cause current or potential customers to believe that our systems are unreliable, which could lead to the loss of customers and harm our reputation.

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

Ritchie Bros.	17

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

Ritchie Bros.	18

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

These restrictions, or changes to environmental laws, including laws in response to climate change, could inhibit materially the ability of customers to ship equipment to or from our auction sites, reducing our GTV and harming our business, financial condition and results of operations.

International bidders and consignors could be deterred from participating in our auctions if governmental bodies impose additional export or import regulations or additional duties, taxes or other charges on exports or imports. Reduced participation by international bidders and consignors could reduce GTV and harm our business, financial condition and results of operations.

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

The results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars for financial reporting purposes. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues or expenses will result in increased U.S. dollar denominated revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Canadian dollar and the Euro, our translation of foreign currency denominated revenues or expenses will result in lower U.S. dollar denominated revenues and expenses. Foreign currency movements relative to the U.S. dollar positively impacted revenues by $3.2 million in 2017, and negatively by $6.8 million and $40.5 million, respectively, in 2016 and 2015.

In addition, currency exchange rate fluctuations between the different countries in which we conduct our operations impact the purchasing power of buyers, the motivation of consignors, asset values and asset flows between various countries, including those in which we do not have operations. These factors and other global economic conditions may harm our business and our results of operations.

Ritchie Bros.	19

Our business is subject to the risks of operating internationally.

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

Ritchie Bros.	20

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

We continue to pursue a long-term growth strategy, including developing and enhancing an appropriate sales strategy, that contemplates upfront investments, including (i) investments in emerging markets that may not generate profitable growth in the near term, (ii) adding new business and information solutions, and (iii) developing our people. Planning for future growth requires investments to be made now in anticipation of growth that may not materialize, and if our strategies do not successfully address the needs of current and potential customers, we may not be successful in maintaining or growing our GTV and our financial condition and results of operations may be adversely impacted. We may also not be able to improve our systems and controls as a result of increased costs, technological challenges, or lack of qualified employees. A large component of our selling, general and administrative expenses is considered fixed costs that we will incur regardless of any GTV growth. There can be no assurances that our GTV and revenues will be maintained or grow at a more rapid rate than our fixed costs.

Part of our growth strategy includes growth through acquisitions, such as the Acquisition, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. Additionally, significant costs may be incurred in connection with any acquisition and our integration of such businesses with our business, including legal, accounting, financial advisory and other costs. We may also not realize the anticipated benefits of, and synergies from, such acquisition. We cannot guarantee that any future business acquisitions will be pursued, that any acquisitions that are pursued will be consummated, or that we will achieve the anticipated benefits of completed acquisitions.

Ritchie Bros.	21

Our business is subject to risks relating to our ability to safeguard our information systems, including the cyber-security and privacy of our customers’ confidential information.

We rely on information technology to manage our business, including maintaining proprietary databases containing sensitive and confidential information about our customers, suppliers, counterparties and employees (which may include personally identifiable information and credit information). An increasing number of websites have disclosed cyber breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently, we may not be able to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees or contractors. A party that is able to circumvent our security measures could misappropriate our or our customers’ confidential information, cause interruption to our operations, damage our computing infrastructure or otherwise damage our reputation. Although we maintain information security measures, there can be no assurance that we will be immune from these security risks, and any breach of our information security may have a material adverse impact on our business and results of operations.

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

The effects of newly enacted U.S. tax legislation have not yet been fully analyzed and could be materially different from our current estimates.

On December 22, 2017, U.S. tax legislation known as the Tax Cuts and Jobs Act, or TCJA, was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. The TCJA added a minimum tax on a U.S. corporation’s taxable income after adding back certain deductible payments to non-U.S. affiliates. In addition, the TCJA disallows deductions for interest and royalty payments from U.S. companies to non-U.S. affiliates that are hybrid payments or made to hybrid entities. We continue to examine the impact the TCJA may have on our business. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. The impact of the TCJA on holders of common shares is uncertain and could be adverse.

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

If any of our key personnel were to join a competitor or form a competing company, existing and potential customers could choose to form business relationships with that competitor instead of us. There can be no assurance that confidentiality, non-solicitation, non-competition or similar agreements signed by our former directors, officers, or employees, or by IronPlanet stockholders or our transactional counterparties, will be effective in preventing a loss of business.

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

Ritchie Bros.	23

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

Ritchie Bros.	24

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

Ritchie Bros.	25

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

In addition, we may incur substantial costs when entering new geographies and the profitability of operations at new locations is uncertain as a result of the increased variability in the number and size of auctions at new sites. These and other factors may cause our future results to fall short of investor expectations or not to compare favorably to our past results. Further, as our results generally fluctuate from quarter to quarter, period-to-period comparisons of our results of operations may not be meaningful indicators of future performance.

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

One example of such a law is Canada’s Anti-Spam Law, or CASL, which came into force on July 1, 2014. CASL prohibits the transmission of electronic messages for commercial purposes to an electronic address, which includes an electronic mail account, an instant messaging account, a telephone account, or any similar account, unless the recipient has consented to receiving the message and the message complies with the requirements under CASL, including the implementation of an unsubscribe mechanism. CASL further imposes certain restrictions on a service provider’s ability to automatically install or cause to be installed computer software (including software updates) on a person’s device without the person’s consent. CASL, in its current form, may impose additional costs and processes with respect to communicating with existing and prospective customers and may limit cross-selling opportunities for affiliated companies, depending on whether the appropriate consents have been obtained. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to 10 million Canadian dollars.

Ritchie Bros.	26

The provisions of CASL providing a private right of action were intended to come into force on July 1, 2017; however, this has been suspended by the Canadian federal government pending further review. If the provisions providing for a private right of action take effect at a later date, they will allow any person to bring claims for contravention of CASL’s terms. The private right of action may lead to increased risk of class action suits. The Canadian Radio-television and Telecommunications Commission has also begun actively enforcing CASL and penalizing non-compliant organizations.

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

Additionally, the General Data Protection Regulation (“GDPR”), which replaces the EU Directive 95/46/EC and strengthens the existing data protection regulations in the EU, is set to enter into full force on May 25, 2018. The GDPR applies to all EU citizens’ data, regardless of whether such data is collected, stored or processed within the EU. Penalties for non-compliance with the GDPR are considerable, allowing EU regulators to impose a monetary penalty equal to the greater of €100 million or 4% of a non-compliant organization’s worldwide annual sales. Such fines would be in addition to the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss.

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

In 2015, Canada’s federal privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to 100,000 Canadian dollars per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. The amendments are not yet in force pending approval of related regulations, which were published for public comment in 2017. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our affiliated entities and third party partners. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Ritchie Bros.	27

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

U.S. civil liabilities may not be enforceable against us, our directors, or our officers.

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

Ritchie Bros.	28

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

We own and lease various properties in Canada, the United States and 10 other countries around the world. We use the properties as auction sites and executive and administrative offices. Our corporate headquarters are located in Burnaby, Canada, and are held through a lease that expires in May 2030. We also lease a United States Leadership Office in Chicago, United States, a European head office in Breda, the Netherlands, and IronPlanet’s head office in Pleasanton, United States. We own an administrative office in Lincoln, United States.

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

We generally do not construct a permanent auction site in a region until we have conducted several offsite sales in the area, and often we will operate from a regional auction site for several years before considering a more permanent investment. This process allows us to establish our business and evaluate the market potential before we make a significant investment. We will not invest in a permanent auction site unless we believe there is an opportunity for significant, profitable growth in that region. Our average expenditure on a permanent auction site has been in the range of $20 to $25 million in recent years, including land, improvements and buildings.

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

Ritchie Bros.	29

Our auction site network as of the date of this discussion is as follows:

	Number of acres			Year placed		Lease
	Total	Developed	Developable	into service	Nature	expiry date
Permanent auction sites
Canada:
Edmonton, Alberta	267	175	92	2002	Owned
Grande Prairie, Alberta	153	68	68	2009	Owned
Prince George, British Columbia[1]	114	60	50	2003	Owned
Montreal, Quebec	91	68	-	2000	Owned
Toronto, Ontario	65	65	-	1998	Owned
Saskatoon, Saskatchewan	60	38	13	2006	Owned
Regina, Saskatchewan	47	17	30	2007	Owned
Halifax, Nova Scotia	28	28	-	1997	Owned
Chilliwack, British Columbia	24	24	-	2010	Owned
United States:
Orlando, Florida	227	189	27	2002	Owned
Chehalis, Washington	204	131	40	2012	Owned
North East, Maryland	193	80	28	2001	Owned
Denver, Colorado	143	70	72	2007	Owned
Kansas City, Missouri	140	40	60	2008	Owned
Columbus, Ohio	135	95	30	2007	Owned
Houston, Texas	128	116	-	2009	Owned
Minneapolis, Minnesota	122	70	52	2009	Owned
Raleigh-Durham, North Carolina [1]	113	45	56	2012	Owned
Fort Worth, Texas	127	127	-	1994	Owned
Atlanta, Georgia	94	62	7	1996	Owned
Chicago, Illinois	91	71	20	2000	Owned
Sacramento, California	90	90	-	2005	Owned
Nashville, Tennessee	81	70	11	2006	Owned
Las Vegas, Nevada	77	77	-	2012	Leased	31-May-33
St Louis, Missouri[1]	67	63	4	2010	Owned
Los Angeles, California	65	63	2	2000	Owned
Phoenix, Arizona	48	48	-	2002	Owned
Salt Lake City, Utah	37	37	-	2010	Leased	28-Feb-24
Albuquerque, New Mexico[1]	11	11	-	1999	Owned
Albuquerque, New Mexico	4	1	2	2010	Leased	15-May-18

Ritchie Bros.	30

	Number of acres			Year placed		Lease
	Total	Developed	Developable	into service	Nature	expiry date
Permanent auction sites
(continued)
Other:
Mexico City (Polotitlan), Mexico	324	82	207	2008	Owned
Madrid (Ocaña), Spain	85	65	20	2010	Owned
Moerdijk, The Netherlands	62	62	-	1999	Owned
Milan (Caorso), Italy	62	42	10	2010	Owned
Paris (St. Aubin sur Gaillon), France	50	50	-	2008	Owned
Dubai, United Arab Emirates	44	44	-	1999	Leased	30-Jun-19
Brisbane, Australia	42	42	-	1999	Owned
Meppen, Germany	41	41	-	2010	Leased	31-Oct-19
Melbourne (Geelong), Australia	40	40	-	2013	Owned
Tokyo (Narita), Japan	17	17	-	2010	Owned

	Number of acres			Year placed		Lease
	Total	Developed	Developable	into service	Nature	expiry date
Regional auction sites
Tipton, United States	60	60	-	2010	Leased	30-Jun-21
Manchester, United States[1]	54	25	10	2013	Leased	1-Oct-18
North Franklin, United States	23	23	-	2017	Leased	31-Jul-21
North Battleford, Canada	21	11	10	2017	Leased	14-Nov-19
Lethbridge, Canada	24	20	4	2011	Leased	31-Dec-19
Donington Park, United Kingdom[2]	11	11	-	2012	Leased	31-Dec-18

(1)	On November 9, 2017, we announced the closure of these Northern American sites. See further details below.
(2)	We received early notification from the landlord that the lease for Donington Park will be terminated effective December 31, 2018 instead of December 31, 2020. We intend to continue operating in the United Kingdom and, as such are exploring alternative sites within this region for relocation.

We also own the following developable properties that are not currently under development but are available for future auction site expansion:

	Number	Year
	of acres	acquired
Casa Grande, United States	125	2010
Tulare, United States	99	2011

We believe that our administrative offices and developed auction sites are adequate and suitable for the conduct of our operations. Further, we believe that our properties that are being developed to expand our existing auction sites are sufficient to support the growth of our live on site business.

Ritchie Bros.	31

The closure of five North American auction sites, as note above, was completed at the end of 2017. We have provided termination notices on the leased sites and we are exploring various options towards the future use of the owned sites, including sale or lease. The closure of these five sites is one element of an overall strategy to grow larger live auction events at the remaining yards as well as grow the online auction and online marketplace channels.

In mid-2017, with the acquisition of Iron Planet and signing of the strategic relationship with Caterpillar, we were able to conduct a very successful auction in our Narita, Japan yard which we had previously considered exiting given our shift to increased digital sales in that market. We have decided to continue to utilize the Narita yard in 2018 to conduct more live auctions in partnership with Nippon Cat and will not be pursuing any disposition of the Narita yard at this time.

ITEM 3:	LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

Ritchie Bros.	32

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). Financial information about our equity and share-based payments is set forth in our consolidated financial statement footnotes 27 “Equity and Dividends” and 28 “Share-based Payments” in “Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Market Information

Our common shares, without par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common shares trade on the NYSE and on the TSX under the symbol “RBA”. On February 23, 2018, there were 322 holders of record of our common shares that do not include the shareholders for whom shares are held in a nominee or street name.

The following table sets forth the high and low prices of our common shares by quarter for 2017 and 2016:

	NYSE (US dollars)		TSX (Canadian dollars)
Quarter ended	High	Low	High	Low
December 31, 2017	$31.66	$24.08	$39.57	$30.63
September 30, 2017	$31.75	$26.68	$39.47	$34.03
June 30, 2017	$33.00	$27.65	$44.95	$36.64
March 31, 2017	$35.21	$30.41	$46.58	$40.07
December 31, 2016	$39.96	$33.50	$52.88	$45.47
September 30, 2016	$36.79	$27.13	$48.29	$34.80
June 30, 2016	$34.69	$26.41	$44.20	$34.58
March 31, 2016	$27.59	$21.03	$35.75	$29.73

Dividend Policy

We currently pay a regular quarterly cash dividend of $0.17 per common share. We currently intend to continue to declare and pay a regular quarterly cash dividend on our common shares; however, any decision to declare and pay dividends in the future will be made at the discretion of our Board, after considering our operating results, financial condition, cash requirements, financing agreement restrictions and any other factors our Board may deem relevant. In 2017, we paid total cash dividends of $0.68 per common share, compared to $0.66 per common share in 2016, and $0.60 per common share in 2015.

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

Ritchie Bros.	33

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in our common shares over the last five fiscal years beginning December 31, 2012 through December 31, 2017, to that of the cumulative return on a $100 investment in the Russell Global Index (“Russell 2000”), the S&P / TSX Composite Index (“S&P/TSX”) and the Dow Jones Industrial Average Index (“DJIA”) for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Company / index	2012	2013	2014	2015	2016	2017
RBA (NYSE)	$100.00	$106.14	$124.23	$111.91	$156.97	$138.63
Russell 2000	$100.00	$157.05	$162.59	$153.31	$183.17	$207.24
S&P/TSX	$100.00	$113.94	$122.39	$108.82	$127.88	$135.58
DJIA	$100.00	$135.68	$145.88	$142.62	$161.76	$202.33

Ritchie Bros.	34

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,278,385	(1)	$24.29	(2)	4,459,270	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	5,278,385		$24.29		4,459,270

(1)	Reflects our stock option plans, performance share units (“PSUs”) granted under the Senior Executive PSU Plan (March 2015) and the Employee PSU Plan (March 2015) (together, the “2015 PSU Plans”), Sign-On Grant PSUs granted to our Chief Executive Officer (“CEO”) (the “CEO SOG PSUs”) and equity-classified restricted share units. This amount reflects 100% of target number of PSUs granted and includes dividend equivalent rights credited in connection with such PSUs.

Under the 2015 PSU Plans, the number of PSUs that vest is conditional upon specified market, service, and performance vesting conditions being met. The market vesting condition is based on the relative performance of our share price in comparison to the performance of a pre-determined portfolio of other companies’ share prices. The non-market vesting conditions are based on the achievement of specific performance measures and can result in participants earning between 0% and 200% of the target number of PSUs granted. Further, the Company has the option to choose whether to settle the PSUs in cash or in shares.

The CEO SOG PSUs are subject to service and market vesting conditions based on the relative performance of our share price in comparison to the performance of a pre-determined portfolio of other companies’ share prices and can result in earning between 0% and 200% of the target number of SOG PSUs granted.

For a further description of our stock option plans and share unit plans, see “Part II, Item 8: Financial Statements and Supplementary Data”.

(2)	Weighted average exercise price does not include the effect of our outstanding share units.

(3)	Consists of:
a.	3,402,481 common shares available for issuance Amended and Restated Stock Option Plan, the IronPlanet 1999 Stock Plan, and the IronPlanet 2015 Stock Plan.
b.	1,000,000 common shares that we may elect to issue upon settlement of our PSUs granted under the 2015 PSU Plans.
c.	146,789 common shares that we may elect to issue upon settlement of our CEO SOG PSUs.

Issuer Purchases of Equity Securities

Share repurchase program

No share repurchases were made pursuant to our Normal Course Issuer Bid (“NCIB”), which expired March 2, 2017, or by any other means during 2017. For details of the March 2016 share repurchases pursuant to our NCIB, refer to “Part II, Item 8: Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K.

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

Ritchie Bros.	35

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

Ritchie Bros.	36

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

Ritchie Bros.	37

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2013 through December 31, 2017. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Prior to 2015, our consolidated financial statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). All prior periods presented below have been restated from IFRS to U.S. GAAP. The following selected consolidated financial information should be read in conjunction with “Part II, Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements and the notes thereto included in “Part II, Item 8: Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K. Also see “Recently Adopted Accounting Pronouncements” included in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(in U.S.$000's, except per	Year ended and as at December 31,
share amounts)	2017	2016	2015	2014	2013
Consolidated Income Statements Data
Revenues	$610,517	$566,395	$515,875	$481,097	$467,403
Operating income	107,454	135,722	174,840	127,927	136,959
Income before income taxes	77,394	130,494	176,436	129,038	134,755
Net income attributable to stockholders	75,027	91,832	136,214	90,981	93,644
Earnings per share attributable to stockholders:
Basic	$0.70	$0.86	$1.27	$0.85	$0.88
Diluted	0.69	0.85	1.27	0.85	0.87
Consolidated Balance Sheets Data
Working capital	$120,032	$125,164	$140,133	$140,482	$110,205
Total assets	2,017,312	1,599,533	1,120,115	1,121,510	1,161,985
Long-term debt	812,892	595,706	97,915	110,846	177,234
Contingently redeemable non-controlling interests	-	-	24,785	17,287	8,303
Stockholders' equity	739,682	687,057	703,176	691,932	686,095
Consolidated Statements of Cash Flows Data
Dividends declared per common share	$0.68	$0.66	$0.60	$0.54	$0.51
Acquisition of subsidiaries, net of cash acquired	$675,851	$45,511	$12,107	$-	$-
Net capital spending	34,411	29,785	14,152	29,595	37,066

Subsidiaries acquired as disclosed in the table above consist of IronPlanet in May 2017, Kramer in November 2016, Petrowsky in August 2016, Mascus in February 2016, and Xcira in November 2015.

Ritchie Bros.	38

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About Us

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is a world leader in asset management and disposition of used industrial equipment and other durable assets, selling $4.5 billion of used equipment and other assets during 2017. Our expertise, unprecedented global reach, market insight, and trusted portfolio of brands provide us with a unique position in the used equipment market. We primarily sell used equipment for our customers through live, unreserved auctions at 45 auction sites worldwide, which are simulcast online to reach a global bidding audience. On May 31, 2017, we acquired IronPlanet Holdings, Inc. (“IronPlanet”) for $776.5 million, a leading online marketplace for heavy equipment and other durable assets (the “Acquisition”). These complementary used equipment brand solutions, together with Marketplacee, our online marketplace that supports reserved pricing, provide different value propositions to equipment owners and allow us to meet the needs and preferences of a wide spectrum of equipment sellers and buyers. In the past three years, we have also added a private brokerage service (Ritchie Bros. Private Treaty) and an online listing service (Mascus).

During 2017, we continued to integrate our IronPlanet acquisition, which resulted in changes in our basis of organization, including our leadership structure, sales processes, and management reporting. Most significantly, we began to assess the performance of our business and allocate resources based on whether our services are transactional (generating value from the disposition of assets) or non-transactional in nature, and redesigned key metrics accordingly. These changes resulted in the identification of the following new operating segments:

•	Auctions and Marketplaces (“A&M”) – This is our only reportable segment, which consists of our live on site auctions, online auctions and marketplaces, and brokerage service;
•	Ritchie Bros. Financial Services (“RBFS”) – This is our financial brokerage service, which is reported within the “other” category of our segmented information; and
•	Mascus – This is our online listing service, which is reported within the “other” category of our segmented information.

The “other” category also includes results from various value-added services and make-ready activities, including our equipment refurbishment services, Asset Appraisal Services (“AAS”), and logistical services through Ritchie Bros. Logistics (“RB Logistics”).

Key performance metric changes

Our new segmented information disclosure distinguishes between revenues and expenses generated from transactional asset disposition services, which are services that generate Gross Transaction Value3 (“GTV”), and those that do not generate GTV. GTV replaces the previous term of Gross Auction Proceeds (“GAP”) used by Ritchie Bros. and Gross Merchandise Volume used by IronPlanet, providing a common nomenclature across all channels.

With the change in segment reporting, we updated our GTV and Revenue Rate key metrics. GTV represents the total proceeds from all items sold in conjunction with our A&M segment. We have retrospectively restated GTV to exclude GTV from our AAS business. GTV attributable to AAS was $18.6 million during the period from IronPlanet acquisition until December 31, 2017. In addition, effective August 1, 2017, GTV no longer includes EquipmentOne buyer premiums. Excluding AAS GTV and EquipmentOne buyer premiums has a less than 1% impact on GTV reported to date.

[3]	GTV represents total proceeds from all items sold at our live on site auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	39

We also introduced a segment Revenue Rate, which is calculated as A&M segment revenue divided by GTV. When referring to the original Revenue Rate metric, which is calculated as total, consolidated revenues divided by GTV, we will use the term ‘Consolidated Revenue Rate’.

Overview

The following discussion and analysis summarizes significant factors affecting our consolidated operating results and financial condition for the years ended December 31, 2017, 2016, and 2015. This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Part II, Item 6: Selected Financial Data”, and the consolidated financial statements and the notes thereto included in “Part II, Item 8. Financial Statements and Supplementary Data” presented in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

Our actual results could differ materially from those expressed or implied in any forward-looking statements due to various factors, including those set forth under “Part I, Item 1A: Risk Factors” in this Annual Report on Form 10-K. The date of this discussion is as of February 26, 2018.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for GTV, which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in thousands of United States (“U.S.”) dollars.

We make reference to various non-GAAP financial measures throughout this discussion and analysis. These measures do not have a standardized meaning, and are therefore unlikely to be comparable to similar measures presented by other companies.

Consolidated Highlights

Financial highlights

Key highlights for fiscal 2017 were:

•	GTV of $4.5 billion; a 3% increase over 2016
•	Revenues of $610.5 million; an increase of 8% versus $566.4 million in 2016
•	Consolidated Revenue Rate of 13.66%; a 59 basis points (“bps”) increase over 2016
•	A&M segment revenues up 6% with segment Revenue Rate up 36 bps to 12.63% versus 12.27% in 2016
•	Revenues from other services of $46.2 million; an increase of 34% compared to 2016
•	Cash provided by operating activities of $146.3 million after interest expense of $33.2 million in 2017 resulting from the additional debt undertaken for the IronPlanet acquisition
•	Declared quarterly dividends aggregating to $0.68 per common share in 2017

Our 2017 financial performance was influenced by a few notable factors: first, our business experienced broad-based effects of unprecedented demand for infrastructure projects. This led to high equipment utilization rates and an overall equipment shortage, principally in the United States, resulting in lower than expected full year GTV and revenue performance. Other notable factors included:

•	Our Columbus, United States, live on site auction, which generated $76.6 million of GTV in the third quarter of 2016 compared to $10.5 million in the third quarter of 2017;
•	Our largest-ever auction in Grande Prairie, Canada, in March 2016, which generated more than $46.0 million (62.0 million Canadian dollars) of GTV, with no similar auction on the calendar in 2017; and

Ritchie Bros.	40

•	A volume decrease in our underwritten business, most significantly in Western Canada, where we continued to see fewer disposals of oil and gas assets due to commodity price improvements.

In addition, we completed the significant acquisition of IronPlanet and immersed ourselves in the integration of the businesses. During the integration, we experienced some temporary sales productivity decline, which was expected due to the size of the Acquisition.

In 2017, we generated $75.0 million of net income attributable to stockholders. Diluted earnings per share (“EPS”) attributable to stockholders was $0.69 including $38.3 million of acquisition-related costs and $38.3 million of interest expense, compared to a diluted EPS attributable to stockholders of $0.85 in 2016. Diluted adjusted EPS attributable to stockholders4 (non-GAAP measure) decreased 30% to $0.81 in 2017 from $1.15 in 2016.

Operational highlights

In 2017, our operational focus was on executing our A&M business while integrating the IronPlanet acquisition. Some notable highlights were:

•	Completing the IronPlanet acquisition – the financing of which significantly increased our debt levels – which accelerated our multi-channel evolution and digital capabilities, while providing customers with unprecedented choice in our online marketplaces.
•	Achieving our 2017 integration milestones, which included the following accomplishments:

▪	Integrating the separate Ritchie Bros. and IronPlanet sales teams into a single, unified, customer-facing sales force.
▪	Completing the first phase of the technology integration – The Sales Unification Phase. This phase provides our sales teams with the ability to sell across platforms and integrate pricing and appraisal tools.
▪	Combining EquipmentOne and IronPlanet’s Daily Marketplace to create our Marketplace[e] solution; a premium service offering unprecedented control and selection for buyers.
▪	Delivering growth of 6% and 16% in GTV and revenues, respectively, in our business outside of the United States and Canada in 2017 compared to 2016.
▪	Expanding RBFS capabilities to the broader customer base.
▪

Initiating a harmonization of our live on site auction transaction fee structure with that of our online marketplace. The new harmonized fee structure, which will take effect in 2018, is intended to make customers channel agnostic with respect to purchasing equipment. The harmonization is expected to increase our fee revenues.

▪	Staying on track to realize $20 million in run-rate IronPlanet acquisition synergies by the end of fiscal 2018.

•	Realizing positive equipment pricing due to the robust equipment demand environment combined with lower supply.
•	Expanding our government business in North America and the United Kingdom.
•

Initiating our operational efficiency and site optimization program, the Acquisition enabled us to leverage our asset base more effectively. Specifically, our post-acquisition multi-channel product suite enabled us to execute the strategy to cease live on site auction operations at five sites. We will continue to drive volume from those regions to our online marketplaces and other live on site auction locations.

[4]	Diluted adjusted EPS attributable to stockholders is a non-GAAP financial measure. We believe that comparing diluted adjusted EPS attributable to stockholders for different financial periods provides useful information about the growth or decline of our diluted EPS attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS attributable to stockholders is calculated by dividing adjusted net income attributable to stockholders (non-GAAP measure) (described in footnote 7), net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding. Diluted adjusted EPS attributable to stockholders is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	41

•	Leveraging our alliance with Caterpillar to gain momentum on dealer transactions, with 52 contracts signed in North America and 21 internationally.

Results of Operations

Financial overview	Year ended December 31,
				$ Change		% Change
(in U.S. $000's, except EPS)	2017	2016	2015	2017 over 2016	2016 over 2015	2017 over 2016	2016 over 2015
Revenues	$610,517	$566,395	$515,875	$44,122	$50,520	8%	10%
Costs of services, excluding depreciation and amortization ("D&A")	79,013	66,062	56,026	12,951	10,036	20%	18%
Selling, general and administrative expenses	323,270	283,529	254,389	39,741	29,140	14%	11%
Acquisition-related costs	38,272	11,829	601	26,443	11,228	224%	1868%
D&A expenses	52,694	40,861	42,032	11,833	(1,171)	29%	(3%)
Gain on disposal of property, plant and equipment	(1,656)	(1,282)	(9,691)	(374)	8,409	29%	(87%)
Impairment loss	8,911	28,243	-	(19,332)	28,243	(68%)	100%
Foreign exchange loss (gain)	2,559	1,431	(2,322)	1,128	3,753	79%	(162%)
Operating income	107,454	135,722	174,840	(28,268)	(39,118)	(21%)	(22%)
Operating income margin	17.6%	24.0%	33.9%	n/a	n/a	-640 bps	-990 bps
Other income (expense)	(30,060)	(5,228)	1,596	(24,832)	(6,824)	475%	(428%)
Income tax expense	2,088	36,982	37,861	(34,894)	(879)	(94%)	(2%)
Net income attributable to stockholders	75,027	91,832	136,214	(16,805)	(44,382)	(18%)	(33%)
Diluted EPS attributable to stockholders	$0.69	$0.85	$1.27	$(0.16)	$(0.42)	(19%)	(33%)
Effective tax rate	2.7%	28.3%	21.5%	n/a	n/a	-2560 bps	680 bps
GTV	$4,467,982	$4,334,815	$4,247,635	$133,167	$87,180	3%	2%
Consolidated Revenue Rate	13.66%	13.07%	12.14%	n/a	n/a	59 bps	93 bps
A&M segment:
Revenues	564,298	531,826	505,865	32,472	25,961	6%	5%
Revenue Rate	12.63%	12.27%	11.91%	n/a	n/a	36 bps	36 bps

Revenues

Our revenues are comprised of:

•	commissions earned at our live on site auctions and online marketplace sales where we act as an agent for consignors of equipment and other assets; and
•	fees earned in the process of conducting live on site auctions and online marketplace sales, including online marketplace listing and inspection fees, fees from value-added services and make-ready activities, as well as fees paid by buyers on online marketplace sales.

Ritchie Bros.	42

Revenues increased $44.1 million, or 8%, in 2017 compared to 2016. This increase was primarily due to the Acquisition, which closed on May 31, 2017, and increases in revenues from RBFS, Mascus, and value-added services. Unaudited pro forma revenues decreased 2% from $676.2 million in 2016 to $659.9 million in 2017. Foreign exchange rates had a positive impact on revenues in 2017 as a significant portion of revenues are in Canada and the Netherlands.

Revenues increased $50.5 million, or 10%, in 2016 compared to 2015. This increase was primarily due to the performance of our underwritten business, volume increases in GTV, and increases in revenues from Mascus, RBFS, and our value-added services. This increase was partially offset by a negative foreign exchange rate impact on revenues in 2016.

Geographic analysis

The distribution of our revenues across the geographic regions in which we operate was as follows, where the geographic location of revenues corresponds to the location in which the sale occurred, or in the case of online sales, where the company earning the revenues is incorporated:

Revenue distribution	Canada	Outside of Canada	United States	Europe	Other
Year ended December 31, 2017	28%	72%	53%	11%	8%
Year ended December 31, 2016	33%	67%	49%	9%	9%
Year ended December 31, 2015	32%	68%	50%	9%	9%

On a U.S. dollar basis, the proportion of revenue earned in the United States and Europe grew during 2017 compared to 2016. Growth in the United States over the comparative period was primarily due to the Acquisition. Growth in Europe was primarily due to the performance of our live on site auction activities in Spain, as well as an increase in revenues from Mascus. The decrease in Canada was primarily driven by changes in our auction calendar and fewer oil and gas dispersals in Western Canada. Regarding auction calendar changes, we held the largest-ever auction in Grande Prairie in the first quarter of 2016 that generated over $46.0 million (62.0 million Canadian dollars) of GTV, with no similar auction on the Canadian calendar in 2017.

The proportion of revenue grew in Canada in 2016 compared to 2015, primarily due to the performance of our underwritten business, volume increases in GTV, and increases in revenues from RBFS, Mascus, and our value-added services.

Gross Transaction Value

We believe that revenues are best understood by considering their relationship with GTV. The following table presents GTV by channel:

(in U.S. $000's)	Year ended December 31,
	2017		2016		2015		$ Change		% Change
	GTV	% of total	GTV	% of total	GTV	% of total	2017 over 2016	2016 over 2015	2017 over 2016	2016 over 2015
Live on site auctions	$3,947,730	88%	$4,186,811	97%	$4,127,631	97%	$(239,081)	$59,180	(6)%	1%
Online marketplaces:
Featured (1)	278,260	6%	-	-	-	-	278,260	-	100%	-
Other (2)	241,992	5%	148,004	3%	120,004	3%	93,988	28,000	64%	23%
GTV	$4,467,982	100%	$4,334,815	100%	$4,247,635	100%	$133,167	$87,180	3%	2%

(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace[e] and, before that, EquipmentOne.

Ritchie Bros.	43

2017 performance

Overall, GTV increased $133.2 million, or 3%, in 2017 compared to 2016. The increase was primarily due to the Acquisition, and the resulting increase in online marketplace GTV, as well as a positive impact of foreign exchange rates over the comparative period. The increase was partially offset by a decrease GTV from live on site auctions, which was primarily due to a decrease in the number of lots in 2017 compared to 2016 and 2016 auction activity discussed below.

The total number of industrial and agricultural lots decreased 5% to 417,600 in 2017 from 437,300 in 2016, and GTV on a per-lot basis decreased 3% to $9,300 in 2017 compared to $9,600 in 2016. We believe these decreases were primarily driven by constrained supply of used equipment, and the resulting impact on the mix and age of equipment that came to market, as well as some lower sales productivity as we complete the integration of our sales teams post-Acquisition. With respect to 2016 auction activity, our Columbus, United States, live on site auction generated $76.6 million of GTV in the third quarter of 2016 compared to $10.5 million in the third quarter of 2017. In addition, we held the largest-ever auction in Grande Prairie, Canada, in March 2016, which generated more than $46.0 million (62.0 million Canadian dollars) of GTV, with no similar auction on the calendar in 2017.

During 2017, we continued to actively pursue the use of underwritten commission contracts from a strategic perspective, and when the opportunity arose, only entered such contracts when the risk/reward profile of the terms were agreeable. The volume of underwritten commission contracts decreased to 16% of our GTV in 2017 from 25% in 2016, primarily due to the pressure on used equipment market supply volume. The tight supply of used equipment, coupled with improved pricing, resulted in less seller interest in underwritten commission contracts. Straight commission contracts continue to account for the majority of our GTV.

2016 performance

GTV increased $87.2 million, or 2%, in 2016 compared to 2015, primarily due to an increase in the number of live on site industrial and agricultural lots year-over-year. The total number of industrial and agricultural lots increased 12% to 437,300 in 2016 from 390,300 in 2015. The effect of this increase was partially offset by a decrease in GTV on a per-lot basis of 9% to $9,600 in 2016 from $10,600 in 2015, which was primarily due to the mix and age of equipment that came to market in 2016.

A decrease in the volume of underwritten contracts to 25% of our GTV in 2016 from 29% in 2015 also partially offset the increase in GTV. This decrease was primarily due to the underwritten contracts associated with the Casper, Wyoming, offsite auction that was held on March 25, 2015.

Included in GTV for 2016 was $29.6 million of assets that transacted on a dealer-to-dealer basis on EquipmentOne’s online marketplaces, primarily due to the launch of EquipmentOne’s Enterprise Software Solution (“ESS”) in 2016. Dealer-to-dealer transactions on EquipmentOne’s online marketplaces were not significant prior to the introduction of ESS in 2016.

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

Costs of services incurred to earn online marketplace revenues include inspection costs, facilities costs, and inventory management, referral, sampling, and appraisal fees. Costs of services incurred in earning other fee revenues include direct labour (including commissions on sales), software maintenance fees, and materials. Costs of services exclude D&A expenses.

Costs of services increased $13.0 million, or 20%, in 2017 compared to 2016. This increase is primarily due to costs associated with the growth in our inspection and appraisal activities because of the Acquisition.

Ritchie Bros.	44

Costs of services increased $10.0 million, or 18%, in 2016 compared to 2015. This increase was primarily due to the increase in number of lots at our live on site auctions, the increase in the number of agricultural auctions and live on site auctions located in frontier regions, a full year’s contribution of costs from Xcira, and a strategic increase in advertising and promotional expenditure targeted at our larger live on site auctions, including our five-day, premier global auction in Orlando, United States. We believe the targeted increase in advertising and promotional expenditure contributed to the increase in GTV in 2016 compared to 2015.

Selling, general and administrative (“SG&A”) expenses

Headcount

The majority of our SG&A expenses are comprised of employee compensation costs. Our headcount, which includes IronPlanet and excludes Xcira and Mascus employees, increased net 516, or 31%, to 2,165 at December 31, 2017 from 1,649 at December 31, 2016. This increase was primarily due to the Acquisition, as well as a net 30 increase from RBFS to support the growth of that business. Xcira and Mascus added another 100 full-time employees to our December 31, 2017 headcount, which is a net decrease of one compared to the combined headcount of 101 at December 31, 2016.

Our headcount, excluding Xcira and Mascus employees, increased net 127, or 8%, to 1,649 at December 31, 2016 from 1,522 at December 31, 2015. This increase included an increase of net 23 equipment inspectors, yard staff, and other personnel at our Edmonton, Canada, auction site to support growth in that region. While some of that increase in that region came from the addition of new employees, a portion was also the result of the conversion of part time employees to full time employees. The increase in total headcount also included a net 18 increase from RBFS to support the growth of that business. Xcira and Mascus added another 101 full-time employees to our December 31, 2016 headcount, compared to 50 added solely by Xcira at December 31, 2015.

2017 performance

SG&A expenses increased $39.7 million, or 14%, during 2017 compared to 2016. This increase is primarily due to post-Acquisition increased headcount, travel costs, and search engine fees associated with our online marketplace channel, as well as merit increases and higher commitment and other bank fees attributable to our new credit facility. Foreign exchange rates had a negative impact on SG&A expenses in 2017 as a significant portion of administration expenses are in Canada and the Netherlands.

This increase in SG&A expenses from 2016 to 2017 was partially offset by a decrease in share unit expense from mark-to-market fair value changes in our liability-classified share units. This decrease was primarily due to the modification of our Chief Executive Officer Sign-On Grant Performance Share Units (“CEO SOG PSUs”) from liability-classified to equity-classified on May 1, 2017, as well as the performance of our common share price.

2016 performance

SG&A expenses increased $29.1 million, or 11%, in 2016 compared to 2015. This increase is primarily due to an increase in employee compensation primarily due to our headcount growth and an increase in share unit expense from mark-to-market fair value changes in our liability-classified share units. This increase was partially offset by a decrease in termination benefits, primarily due to the difference between those resulting from the Separation Agreement with our former President, US & LATAM, in 2016 compared to those resulting from the Separation Agreement with our former Chief Sales Officer in 2015.

The increase in SG&A expenses year-over-year was also due to an increase in costs required to support the growing fee revenues generated by our value-added services, contributions of expenses from our 2016 acquisitions (Mascus, Petrowsky, and Kramer), a full year’s contribution of expenses from Xcira, and increased rental fees resulting from the replacement of our aged and retired company vehicles with new vehicles under operating leases. Foreign exchange rates had a positive impact on SG&A expenses in 2016.

Ritchie Bros.	45

Impairment loss

In 2017, we recognized an impairment loss of $8.9 million on certain technology assets. Comparatively, we recognized an impairment loss of $28.2 million on our EquipmentOne goodwill and customer relationships in 2016.

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination, due diligence and integration planning – including those related to the Acquisition – and continuing employment costs that are recognized separately from our business combinations. Business combination, due diligence, and integration operating expenses include advisory, legal, accounting, valuation, and other professional or consulting fees, and travel and securities filing fees.

Acquisition-related costs in 2017 totalled $38.3 million and consisted primarily of $34.7 million associated with the Acquisition. IronPlanet acquisition-related costs for 2017 included $9.1 million of non-recurring acquisition and finance structure advisory fees, $8.9 million of legal fees related to the regulatory approval process and closing of the transaction, $4.8 million of stock option compensation expenses resulting from accelerated vesting of options assumed as part of the Acquisition, $3.1 million of severance and retention costs that followed the Acquisition in the resulting corporate reorganization, and various integration costs.

This compares to $11.8 million of acquisition related expenses for 2016, of which $8.2 million was associated with the Acquisition.

Foreign exchange loss (gain)

We conduct operations around the world in many different currencies, but our presentation currency is the U.S. dollar. In 2017, approximately 44% of our revenues and 53% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 48% and 58%, respectively, in 2016 and 45% and 58%, respectively, in 2015.

We recognized $2.6 million of transactional foreign exchange losses in 2017, $1.4 million of losses in 2016, and $2.3 million of gains in 2015. Foreign exchange losses and gains are primarily the result of settlement of non-functional currency-denominated monetary assets and liabilities.

U.S. dollar exchange rate comparison

The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

	Year ended December 31,
				% Change
Value of one U.S. dollar	2017	2016	2015	2017 over 2016	2016 over 2015
Period-end exchange rate
Canadian dollar	$1.2471	$1.3442	$1.3839	(7)%	(3)%
Euro	0.8465	0.9506	0.9208	(11)%	3%
Average exchange rate
Canadian dollar	$1.2981	$1.3256	$1.2788	(2)%	4%
Euro	0.8871	0.9042	0.9017	(2)%	-

Ritchie Bros.	46

Operating income

2017 performance

Operating income decreased $28.3 million, or 21%, in 2017 compared to 2016. This decrease was primarily due to the higher SG&A expenses, acquisition-related costs, costs of services, and D&A expenses. These increases were partially offset by the revenue increase and lower impairment loss over the same comparative period. Foreign exchange rates did not have a significant impact on operating income in 2017. Adjusted operating income5 (non-GAAP measure) decreased $30.2 million, or 18%, to $133.8 million in 2017 compared to $164.0 million in 2016.

Primarily for the same reasons noted above, operating income margin, which is our operating income divided by revenues, decreased 640 bps to 17.6% in 2017 compared to 24.0% in 2016. Adjusted operating income margin6 (non-GAAP measure) decreased 700 bps to 21.9% in 2017 from 28.9% in 2016.

2016 performance

Operating income decreased $39.1 million, or 22%, in 2016 compared to 2015. This decrease was primarily due to the increase in SG&A expense, the recognition of an impairment loss, higher acquisition-related costs and costs of services, and a decrease in gains on disposal of property, plant and equipment in 2016 compared to 2015. This decrease was partially offset by the increase in revenues year-over-year. Foreign exchange rates had a negative impact on operating income in 2016. Adjusted operating income (non-GAAP measure) decreased $2.5 million, or 1%, to $164.0 million in 2016 compared to $166.5 million in 2015.

Primarily for the same reasons noted above, operating income margin decreased 990 bps to 24.0% in 2016 compared to 33.9% in 2015. Adjusted operating income margin (non-GAAP measure) decreased 340 bps to 28.9% in 2016 from 32.3% in 2015.

Other income (expense)

Other income (expense) is comprised of the following:

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2017	2016	2015	2017 over 2016	2016 over 2015	2017 over 2016	2016 over 2015
Interest income	$3,194	$1,863	$2,660	$1,331	$(797)	71%	(30)%
Interest expense	(38,291)	(5,564)	(4,962)	(32,727)	(602)	588%	12%
Equity income (loss)	(26)	1,028	916	(1,054)	112	(103)%	12%
Debt extinguishment costs	-	(6,787)	-	6,787	(6,787)	(100)%	100%
Other, net	5,063	4,232	2,982	831	1,250	20%	42%
Other income (expense)	$(30,060)	$(5,228)	$1,596	$(24,832)	$(6,824)	475%	(428)%

[5]	Adjusted operating income is a non-GAAP measure. We use income statement and balance sheet performance scorecards to align our operations with our strategic priorities. We concentrate on a limited number of metrics to ensure focus and to facilitate quarterly performance discussions. Our income statement scorecard includes the performance metric, adjusted operating income. We believe that comparing adjusted operating income for different financial periods provides useful information about the growth or decline of operating income for the relevant financial period. We calculate adjusted operating income by eliminating from operating income the pre-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of certain property, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. Adjusted operating income is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[6]	Our income statement scorecard includes the performance metric, adjusted operating income margin, which is a non-GAAP measure. We believe that comparing adjusted operating income margin for different financial periods provides useful information about the growth or decline of our operating income for the relevant financial period. We calculate adjusted operating income margin by dividing adjusted operating income (non-GAAP measure) by revenues. Adjusted operating income margin is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	47

We incurred additional indebtedness to finance the Acquisition. As of December 31, 2017, our debt was $819.9 million, compared to $619.6 million as of December 31, 2016. The increase in interest expense in 2017 compared to 2016 is primarily due to our higher debt balances, as well as minimal increases in short-term interest rates.

Debt extinguishment costs were incurred in the fourth quarter of 2016 in association with the early termination of pre-existing long-term debt due in May 2022.

Income tax expense and effective tax rate

Recent Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal statutory tax rate, imposing a one-time transition tax on deemed repatriation of deferred foreign income, and adopting a territorial tax system.  The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) of controlled foreign affiliates of our US subsidiaries that we previously deferred from US income tax.

The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. In addition, the TCJA disallows deductions for interest and royalty payments from U.S. companies to non-U.S. affiliates that are hybrid payments (“HYBRID”) or made to hybrid entities.  The GILTI, BEAT, and HYBRID provisions of the TCJA will be effective for us beginning January 1, 2018.

The TCJA is effective in the first quarter of fiscal year 2018. As of December 31, 2017, we have not completed our accounting for the tax effects of the TCJA. In December 2017, we recorded a provisional net benefit based on reasonable estimates for those tax effects. The provisional net benefit is subject to revisions as we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Accounting Standards Board, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date.

During the fourth quarter of fiscal year 2017, we recorded an estimated net benefit of $9.7 million related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $0.3 million, and the impact of changes in the tax rate of $10.1 million on deferred tax assets and liabilities.

2017 performance

We recorded an income tax expense of $2.0 million in 2017 compared to $37.0 million in 2016. Our effective tax rate was 2.7% in 2017 compared to 28.3% in 2016. The decrease in income tax expense over the comparative period was primarily the result of a greater proportion of earnings taxed in jurisdictions with lower tax rates, a $10.1 million deferred income tax recovery due to the remeasurement of deferred income tax assets and liabilities arising from changes in statutory tax rates (as noted above), and a decrease in the valuation allowance applied to deferred income tax assets.  This decrease was partially offset by an increase in non-deductible expenses and $2.3 million of expense related to an increase in uncertain tax positions. We increased our uncertain tax position in the first quarter of 2017 due to an unfavourable outcome of a tax dispute in one of our European operating jurisdictions.

2016 performance

Income tax expense was $37.0 million in 2016, compared to an income tax expense of $37.9 million in 2015. Our effective tax rate was 28.3% in 2016 compared to 21.5% in 2015. Income tax expense for 2016 reflected the impact of a non-deductible goodwill impairment loss recorded in the third quarter of 2016. The increase in the effective tax rate year-over-year was also due to the higher estimate of non-deductible acquisition-related costs, partially offset by a greater estimated proportion of annual earnings taxed in jurisdictions with lower tax rates.

Ritchie Bros.	48

Net income

2017 performance

Net income attributable to stockholders decreased $16.8 million, or 18%, in 2017 compared to 2016. This decrease was primarily due to the decrease in operating income and the increase in interest expense, partially offset by a lower income tax expense over the same comparative period. Adjusted net income attributable to stockholders7 (non-GAAP measure) decreased $35.6 million, or 29%, to $87.7 million in 2017 from $123.3 million in 2016.

For these same reasons, net income decreased $18.2 million, or 19%, in 2017 compared to 2016. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)8 (non-GAAP measure) decreased $18.6 million, or 9%, to $191.5 million in 2017 from $210.1 million in 2016.

Primarily for the same reasons noted above, net income margin decreased 420 bps to 12.3% in 2017 from 16.5% in 2016. Adjusted EBITDA margin9 (non-GAAP measure) decreased 570 bps to 31.4% in 2017 from 37.1% in 2016.

Debt at December 31, 2017 represented 10.9 times net income for 2017. This compares to debt at December 31, 2016, which represented 6.6 times net income for 2016. The increase in this debt/net income multiplier was primarily due to a net increase in long-term debt in 2017, combined with the decrease in net income for 2017 compared to 2016. The increase in debt was primarily due to funding for the Acquisition. Adjusted net debt/adjusted EBITDA10 (non-GAAP measure) was 2.9 times as at and for the year ended December 31, 2017 compared to -0.4 times as at and for the year ended December 31, 2016.

2016 performance

Net income attributable to stockholders decreased $44.4 million, or 33%, in 2016 compared to 2015. This decrease was primarily due to the decrease in operating income and the increase in debt extinguishment costs over the same comparative period. Adjusted net income attributable to stockholders (non-GAAP measure) increased $2.2 million, or 2%, to $123.3 million in 2016 from $121.1 million in 2015.

Primarily for the same reasons noted above, net income decreased $45.1 million, or 33%, in 2016 compared to 2015. Adjusted EBITDA (non-GAAP measure) decreased $2.3 million, or 1%, to $210.1 million in 2016 from $212.4 million in 2015.

[7]	Adjusted net income attributable to stockholders is a non-GAAP financial measure. We believe that comparing adjusted net income attributable to stockholders for different financial periods provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[8]	Adjusted EBITDA is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA was also an element of the performance criteria for certain performance share units that we granted our employees and officers in 2013 and 2014. Adjusted EBITDA is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income excluding the pre-tax effects of adjusting items. Adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[9]	Adjusted EBITDA margin is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA margin presents adjusted EBITDA (non-GAAP measure) as a multiple of revenues. Adjusted EBITDA margin is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[10]	Adjusted net debt/adjusted EBITDA is a non-GAAP financial measure. We believe that comparing adjusted net debt/adjusted EBIDTA on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are discussed further below under “liquidity and capital resources”. We calculate adjusted net debt/adjusted EBITDA by dividing adjusted net debt (non-GAAP measure) by adjusted EBITDA (non-GAAP measure). Adjusted net debt (non-GAAP measure) is calculated by subtracting cash and cash equivalents and long-term debt held in escrow from debt. Adjusted net debt/adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	49

Primarily for the same reasons above, net income margin decreased 1040 bps to 16.5% in 2016 from 26.9% in 2015. Adjusted EBITDA margin (non-GAAP measure) decreased 410 bps to 37.1% in 2016 from 41.2% in 2015.

Debt at December 31, 2016 represented 6.6 times net income in 2016. This compares to debt at December 31, 2015, which represented 0.8 times net income in 2015. The increase in this debt/net income multiplier was primarily due to a net increase in long-term debt in 2016, combined with the decrease in net income for 2016 compared to 2015. The increase in debt was primarily due to funding for the Acquisition. Adjusted net debt/adjusted EBITDA7 (non-GAAP measure) was -0.4 as at and for the year ended December 31, 2016 compared to -0.5 as at and for the year ended December 31, 2015.

Diluted EPS

2017 performance

Diluted EPS attributable to stockholders decreased 19% to $0.69 in 2017 from $0.85 in 2016. This decrease is primarily due to the decrease in net income attributable to stockholders, combined with an increase in the weighted average number of dilutive shares outstanding over the same comparative period. The increase in the weighted average number of dilutive shares is primarily due to the modification of certain share units, including the CEO SOG PSUs, from liability-classified to equity-classified in May 2016 and May 2017, as well as the assumption of IronPlanet stock options as part of the Acquisition. Diluted adjusted EPS attributable to stockholders (non-GAAP measure) decreased 30% to $0.81 in 2017 from $1.15 in 2016.

2016 performance

Diluted EPS attributable to stockholders decreased 33% to $0.85 in 2016 from $1.27 in 2015. This decrease is primarily due to the decrease in net income attributable to stockholders, combined with an increase in the weighted average number of dilutive shares outstanding over the same comparative period. Diluted adjusted EPS attributable to stockholders (non-GAAP measure) increased 2% to $1.15 in 2016 from $1.13 in 2015.

Segment Performance

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
	A&M	Other	Consolidated	A&M	Other	Consolidated	A&M	Other	Consolidated
Revenues	$564,298	$46,219	$610,517	$531,826	$34,569	$566,395	$505,865	$10,010	$515,875
Costs of services, excluding D&A	(75,685)	(3,328)	(79,013)	(65,248)	(814)	(66,062)	(56,026)	-	(56,026)
SG&A expenses	(308,874)	(14,396)	(323,270)	(272,317)	(11,212)	(283,529)	(249,852)	(4,537)	(254,389)
Impairment loss	(8,911)	-	(8,911)	(28,243)	-	(28,243)	-	-	-
Segment profit	$170,828	$28,495	$199,323	$166,018	$22,543	$188,561	$199,987	$5,473	$205,460

Auctions and Marketplaces reportable operating segment

Used equipment market update

Our A&M segment businesses are influenced by certain market forces of the used equipment market, particularly with regards to supply, age of equipment, and pricing.

Ritchie Bros.	50

Supply volume

The volume of used equipment transactions is affected by the ongoing production of new equipment and trucks, the demand for equipment, the rate of equipment utilization and the motivations of equipment owners to realign and replace their fleets. Our goal is to capture a greater proportion of the transactions through our multi-channel strategy. Most of our businesses generate revenue based on a percent of the selling price of goods sold through our sales channels. As such, influences on used equipment pricing can affect corporate performance. Factors such as regional or global economic and construction activity, the supply of good quality used equipment, availability of low-cost financing and changes to regional regulations can affect the demand for, and therefore price of, equipment sold through our auctions and online marketplaces.

During 2017, we experienced used equipment market supply volume pressure, particularly in the United States. High levels of construction activity in the United States resulted in owners holding onto their equipment, rental business utilization reaching peak levels, and various dealers being understock and dealing with long lead times between placing orders with original equipment manufacturers (“OEMs”) and production of the new equipment. Our customers are also experiencing longer lead times for new equipment production by OEMs. We believe these supply volume constraints negatively impacted GTV and the volume of underwritten commission contracts over the comparative period.

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

Industrial auction metrics

During 2017, we conducted 245 unreserved industrial auctions at locations in North America, Europe, the Middle East, Australia, New Zealand, and Asia, compared to 233 during 2016.

Ritchie Bros.	51

Our key industrial auction metrics11 are shown below:

	Year ended December 31,
				% Change
	2017	2016	2015	2017 over 2016	2016 over 2015
Bidder registrations	575,500	549,000	507,500	5%	8%
Consignments	56,850	53,450	47,600	6%	12%
Buyers	139,900	138,400	123,700	1%	12%
Lots	382,500	398,500	354,500	(4)%	12%

We saw increases in all key industrial auction metrics in 2017 compared to 2016, except for the number of lots. The decrease in lots was primarily due to the 2016 Columbus, United States, and Grande Prairie, Canada, auction activity discussed above, as well as the performance of the used equipment market, which experienced supply volume pressure over the comparative period.

We saw increases in all key industrial auction metrics in 2016 compared to 2015, primarily due to our focused efforts on growing the business combined with the performance of the used equipment market, which remained stable during most of 2016 and improved marginally late in the third quarter and into the fourth quarter of 2016.

Although our auctions vary in size, our average industrial auction results on a trailing 12-month basis are described in the following table:

	Year ended December 31,
				Change
	2017	2016	2015	2017 over 2016	2016 over 2015
GTV	$15.2 million	$16.8 million	$16.8 million	$-1.6 million	$-
Bidder registrations	2,348	2,356	2,219	-	6%
Consignors	232	229	209	1%	10%
Lots	1,562	1,711	1,551	(9)%	10%

We saw a decrease in the average GTV per industrial auction in 2017 compared to 2016. We believe the decrease was primarily driven by constrained supply of used equipment, and the resulting impact on the mix and age of equipment that came to market, as well as some lower sales productivity as we complete the integration of our sales teams post-Acquisition. Primarily for the same reasons above, we saw a decrease in the average number of lots per industrial auction in 2017 compared to 2016.

Primarily for the same reasons discussed above, we saw improvements in all our average industrial auction metrics for 2016 compared to 2015, except GTV per industrial auction, which did not change between 2015 and 2016.

Online bidding at live on site auctions

Internet bidders comprised 69% of the total bidder registrations at our live on site auctions in 2017 compared to 66% in 2016. This increase in the level of internet bidders continues to demonstrate our ability to drive multi-channel participation at our auctions.

[11]	For a breakdown of these key industrial auction metrics by month, please refer to our website at www.rbauction.com. None of the information in our website is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	52

Website metrics12

Our IronPlanet websites www.ironplanet.com, www.govplanet.com, and www.truckplanet.com, provide access to our online marketplaces. Traffic across all our websites increased 23% in 2017 compared to 2016, with the addition of IronPlanet traffic accounting for 78% of the increase. Traffic across all our websites remained consistent between 2015 and 2016.

Results of A&M segment operations

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2017	2016	2015	2017 over 2016	2016 over 2015	2017 over 2016	2016 over 2015
Revenues	$564,298	$531,826	$505,865	$32,472	$25,961	6%	5%
Costs of services, excluding D&A	(75,685)	(65,248)	(56,026)	(10,437)	(9,222)	16%	16%
SG&A expenses	(308,874)	(272,317)	(249,852)	(36,557)	(22,465)	13%	9%
Impairment loss	(8,911)	(28,243)	-	19,332	(28,243)	(68)%	100%
Segment profit	$170,828	$166,018	$199,987	$4,810	$(33,969)	3%	(17)%

Revenues

As the A&M segment revenue is generated from transactional asset disposition services, we believe that these revenues are best understood by considering their relationship to GTV. Therefore, in the third quarter of 2017 we introduced the metric ‘segment Revenue Rate’, which is calculated as segment revenue divided by GTV.

Segment revenues by geographical region and segment Revenue Rate are presented below:

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2017	2016	2015	2017 over 2016	2016 over 2015	2017 over 2016	2016 over 2015
United States	$310,722	$268,399	$257,812	$42,323	$10,587	16%	4%
Canada	150,143	172,214	156,692	(22,071)	15,522	(13)%	10%
International	103,433	91,213	91,361	12,220	(148)	13%	-
Segment revenues	$564,298	$531,826	$505,865	$32,472	$25,961	6%	5%

GTV	$4,467,982	$4,334,815	$4,247,635	$133,167	$87,180	3%	2%
Segment Revenue Rate	12.63%	12.27%	11.91%	n/a	n/a	36 bps	36 bps

[12]	None of the information in our websites is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	53

Our historical quarterly segment Revenue Rates are presented in the graph below:

2017 performance

Changes in segment revenues in 2017 compared to 2016 were primarily due to:

•	United States – 16% increase primarily due to the Acquisition, partially offset by the effect of constrained supply on used equipment in that region, the third quarter 2016 Columbus, United States, live on site auction, as well as some lower sales productivity as we complete the integration of our sales teams post-Acquisition.

•	Canada – 13% decrease primarily driven by changes in our auction calendar and fewer oil and gas dispersals in Western Canada. Regarding auction calendar changes, we held the largest-ever auction in Grande Prairie in the first quarter of 2016 that generated more than $46.0 million (62.0 million Canadian dollars) of GTV, with no similar auction on the Canadian calendar in 2017.

•	International – 13% increase primarily due to live on site auction activities in Spain, and the Acquisition.

Segment Revenue Rate grew from 12.27% in 2016 to 12.63% in 2017, primarily due to the Acquisition, which resulted in higher buyer transaction and listing fees from our online marketplace channel, and improved performance on underwritten transactions.

2016 performance

Increases in segment revenues in Canada and the United States in 2016 compared to 2015 were primarily due to the performance of our underwritten business and volume increases in GTV.

Our segment Revenue Rate grew from 11.91% in 2015 to 12.27% in 2016, primarily due to our underwritten contract performance. While our underwritten contract volume decreased during 2016 compared to 2015, our underwritten contract commission rates increased over the same comparative period.

Ritchie Bros.	54

Costs of services

Segment costs of services by nature and as a percentage of GTV are presented below:

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2017	2016	2015	2017 over 2016	2016 over 2015	2017 over 2016	2016 over 2015
Employee compensation	$33,498	$27,643	$22,855	$5,855	$4,788	21%	21%
Buildings, facilities and technology	7,552	7,365	7,179	187	186	3%	3%
Travel, advertising and promotion	23,475	23,688	22,150	(213)	1,538	(1)%	7%
Other costs of services	11,160	6,552	3,842	4,608	2,710	70%	71%
Segment cost of services	$75,685	$65,248	$56,026	$10,437	$9,222	16%	16%

GTV	$4,467,982	$4,334,815	$4,247,635	$133,167	$87,180	3%	2%
Segment costs of services as a percentage of GTV	1.69%	1.51%	1.32%	n/a	n/a	18 bps	19 bps

2017 performance

Segment costs of services increased 16% in 2017 compared to 2016 primarily due to the Acquisition, which drove the increase in our online marketplace GTV and revenues. The increase in online marketplace revenue resulted in an increase in the costs incurred to earn those revenues, which were primarily related to inspection activities. Other costs of services include storage and shipping costs, primarily associated with costs to move equipment off government facilities as part of our GovPlanet channel activities.

The increase in segment costs of services was also due to an increase in the number of live on site agricultural auctions held during 2017 compared to 2016. We held 157 unreserved agricultural auctions in 2017 compared to 123 in 2016.

2016 performance

Segment costs of services increased 16% in 2016 compared to 2015, primarily for the same reasons described above explaining the consolidated costs of services increase over the same comparative period.

SG&A expenses

Segment SG&A expenses, which include our corporate head office support costs, are presented by nature below:

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2017	2016	2015	2017 over 2016	2016 over 2015	2017 over 2016	2016 over 2015
Employee compensation	$198,523	$173,329	$163,155	$25,194	$10,174	15%	6%
Buildings, facilities and technology	51,504	47,790	40,820	3,714	6,970	8%	17%
Travel, advertising and promotion	29,071	23,310	21,800	5,761	1,510	25%	7%
Professional fees	12,388	12,506	12,204	(118)	302	(1)%	2%
Other SG&A expenses	17,388	15,382	11,873	2,006	3,509	13%	30%
Segment SG&A expenses	$308,874	$272,317	$249,852	$36,557	$22,465	13%	9%

Our segment SG&A expenses increased $36.6 million, or 13%, in 2017 compared to 2016. The increase is primarily due to the Acquisition, including increased headcount, travel costs, and search engine fees associated with our online marketplace channel, as well as merit increases and higher bank fees attributable to our new credit facility.

Our segment SG&A expenses increased $22.5 million, or 9%, in 2016 compared to 2015, primarily for the same reasons described above explaining the consolidated SG&A expense increase over the same comparative period.

Ritchie Bros.	55

Productivity

The majority of our business continues to be generated by our A&M segment operations. Sales Force Productivity within this segment is an operational statistic that we believe provides a gauge of the effectiveness of our Revenue Producers in increasing our GTV and, ultimately, our net income. The following table presents the composition of our Revenue Producers over the past two years:

	Q4 2017	Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015
Regional Sales Managers	68	62	62	52	51	50	45	49	46
Territory Managers	387	372	379	301	301	304	304	296	296
Revenue Producers	455	434	441	353	352	354	349	345	342

Historically, we measured Sales Force Productivity as trailing 12-month GTV divided by the number of Revenue Producers at the reporting date. As a result of the timing and impact of the Acquisition on both GTV and the number of Revenue Producers, we updated our Sales Force Productivity measure calculations as at and for the 12-month periods ended December 31, 2017 and 2016.

Our updated Sales Force Productivity measure calculation as at and for the 12-month period ended December 31, 2017 is the sum of the following two amounts:

•	GTV for the five months, pre-Acquisition, ended May 31, 2017, divided by the average number of Revenue Producers over the same five-month period; and

•	GTV for the seven months, post-Acquisition, ended December 31, 2017, divided by the average number of Revenue Producers over the same seven-month period.

Under the revised calculation, our Sales Force Productivity as at and for the year ended December 31, 2017 was $11.0 million per Revenue Producer.

We similarly updated the calculations of the measure over the comparative periods to be GTV for the years ended December 31, 2016 and 2015, divided by the average number of Revenue Producers over each year. Under the revised calculation, our Sales Force Productivity as at and for the years ended December 31, 2016 and 2015 was $12.5 million and $12.2 million, respectively. No IronPlanet GTV or Revenue Producers are included in this comparative metric.

Sales Force Productivity decreased by $1.5 million per Revenue Producer in 2017 compared to 2016. We believe the decrease is due to a combination of factors, including:

•	The acquisition of Revenue Producers from IronPlanet that had a lower Sales Force Productivity than Ritchie Bros. sales personnel, pre-Acquisition. IronPlanet’s Sales Force Productivity was $7.6 million per Revenue Producer for the trailing 12-month period ended May 31, 2017.

•	The constrained supply of used equipment.

•	Some lower sales productivity as we complete the integration of our sales teams post-Acquisition.

Sales Force Productivity improved marginally between 2015 and 2016 under the revised calculation.

Ritchie Bros.	56

Other services

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2017	2016	2015	2017 over 2016	2016 over 2015	2017 over 2016	2016 over 2015
Revenues	$46,219	$34,569	$10,010	$11,650	$24,559	34%	245%
Costs of services, excluding D&A	(3,328)	(814)	-	(2,514)	(814)	309%	100%
SG&A expenses	(14,396)	(11,212)	(4,537)	(3,184)	(6,675)	28%	147%
Other category profit	$28,495	$22,543	$5,473	$5,952	$17,070	26%	312%

2017 performance

Revenue from other services grew $11.7 million, or 34%, in 2017 compared to 2016. This increase was primarily due to the Acquisition, which added $3.4 million of AAS revenue in 2017, a 26% increase in RBFS revenue, and a 32% increase in Mascus revenue from $7.5 million to $9.9 million, and an 85% increase in RB Logistics revenues over the comparative period.

Funded volume, which represents the amount of lending brokered by RBFS, increased 17% from $261.4 million in 2016 to $306.4 million in 2017. RBFS segment revenues were $16.1 million in 2017, a 26% increase compared to $12.8 million in 2016. RBFS operating profit increased 28% over the same comparative period to $8.2 million from $6.4 million.

2016 performance

Revenue from other services grew $17.1 million, or 312% in 2016 compared to 2015, primarily due to the performance of our value-added services, the acquisition of Mascus that contributed $7.5 million in revenues, and a 30% increase in RBFS revenue over the comparative period. We also launched RB Logistics in 2016, which contributed $0.4 million of revenues in its start-up year.

Funded volume increased 17% from $222.6 million in 2015 to $261.4 million in 2016. RBFS segment revenues were $12.8 million in 2016, a 30% increase compared to the $9.8 million in 2015. RBFS segment operating profit increased 19% over the same comparative period to $6.4 million from $5.4 million.

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). Financial information about our equity and share-based payments is set forth in our consolidated financial statement footnotes 27 “Equity and Dividends” and 28 “Share-based Payments” in “Part II, Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Share repurchase program

Our normal course issuer bid (“NCIB”) that was approved by the TSX on March 1, 2016 expired on March 2, 2017 and was not renewed. No share purchases were made pursuant to the NCIB, or by any other means, during the year end December 31, 2017.

Ritchie Bros.	57

Liquidity and Capital Resources

Working capital

	December 31,	December 31,
(in U.S. $000's)	2017	2016	$ Change	% Change
Cash and cash equivalents	$267,910	$207,867	$60,043	29%
Current restricted cash	$63,206	$50,222	$12,984	26%

Current assets	$508,487	$377,998	$130,489	35%
Current liabilities	388,455	252,834	135,621	54%
Working capital	$120,032	$125,164	$(5,132)	(4)%

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our working capital decreased during fiscal 2017, primarily due to the payment of dividends of $72.8 million and interest on our debt, partially offset by operating income generated during the period.

Cash flows

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2017	2016	2015	2017 over 2016	2016 over 2015	2017 over 2016	2016 over 2015
Cash provided by (used in):
Operating activities	$146,266	$177,558	$196,459	$(31,292)	$(18,901)	(18)%	(10)%
Investing activities	(710,954)	(116,862)	(29,348)	(594,092)	(87,514)	508%	298%
Financing activities	120,565	404,143	(80,689)	(283,578)	484,832	(70)%	(601)%
Effect of changes in foreign currency rates	17,150	4	(26,265)	17,146	26,269	428650%	(100)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(426,973)	$464,843	$60,157	$(891,816)	$404,686	(192)%	673%

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

2017 performance

Cash provided by operating activities decreased $31.3 million, or 18%, during 2017 compared to 2016. This decrease was primarily due to a decrease in cash earnings, which included decreases in net income of $18.2 million, and a decrease in non-cash charges, which included decreases in impairment losses of $19.3 million. Changes in certain of our operating assets and liabilities also contributed to the decline in cash flow from operations. Particularly, changes in inventory used $35.1 million more cash during 2017 compared to 2016. This was primarily due to large inventory packages held at the end of 2015 being sold in the February 2016 Orlando auction, combined with a large inventory package held in Canada at the end of 2017 that relates to a dispersal of oil and gas equipment, most of which is to be sold in the March 2018 Grande Prairie auction.

2016 performance

Cash provided by operating activities decreased $18.9 million, or 10%, during 2016 compared to 2015. This decrease was primarily due to the decrease in cash earnings, which included decreases in net income of $45.1 million, partially offset by an increase in non-cash charges, which included an impairment loss of $28.2 million.

Ritchie Bros.	58

Changes in certain of our operating assets and liabilities also contributed to the decline in cash flow from operations, partially offset by change in inventory providing $44.2 million more cash in 2016 compared to 2015. This was primarily due to large inventory packages held at the end of 2015 being sold in the February 2016 Orlando auction, combined with a decrease in the volume of inventory deals in 2016 compared to 2015.

Investing activities

Net cash used in investing activities increased $594.1 million during 2017 compared to 2016. This increase is primarily due to the May 2017 acquisition of IronPlanet for $675.9 million (net of cash acquired) compared to the acquisitions of the RBFS non-controlling interest, Mascus, Kramer, and Petrowsky for a total of $86.6 million (net of cash acquired) in 2016.

Net cash used in investing activities increased $87.5 million during 2016 compared to 2015. This increase is primarily due to the 2016 acquisitions noted above compared to the 2015 acquisition of Xcira for $12.1 million (net of cash acquired), as well as a $10.0 million increase in proceeds on disposition of property, plant and equipment year-over-year. The decrease in proceeds on disposition of property, plant and equipment year-over-year was primarily due to the $8.4 million gain on sale of excess land in Edmonton, Canada, in 2015.

CAPEX intensity presents net capital spending as a percentage of revenue. We believe that comparing CAPEX intensity on a trailing 12-month basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

	Year ended December 31,
				Change
(in U.S. $ millions)	2017	2016	2015	2017 over 2016	2016 over 2015
Property, plant and equipment additions	$10.8	$18.9	$22.1	(43)%	(14)%
Intangible asset additions	28.6	17.6	8.8	63%	100%
Proceeds on disposition of property plant and equipment	(5.0)	(6.7)	(16.7)	(25)%	(60)%
Net capital spending	$34.4	$29.8	$14.2	15%	110%
Revenues	$610.5	$566.4	$515.9	8%	10%
CAPEX intensity	5.6%	5.3%	2.8%	30 bps	250 bps

2017 performance

CAPEX intensity for 2017 increased compared to CAPEX intensity for 2016, primarily due to the net capital spending increase of 15% exceeding the revenue increase of 8% over the comparative period. The net capital spending increase was primarily due to an increase in the capitalization of costs of intangible assets under development. Significant software development projects in 2017 included systems integration following the Acquisition and other acquisitions, as well as enhanced functionality for our online marketplace sales channel. The decrease in cash provided by operating activities combined with the increase in net capital spending resulted in a decrease in operating free cash flow (“OFCF”)13 (non-GAAP measure) of $35.9 million, or 24%, to $111.9 million in 2017 from $147.8 million in 2016.

[13]	OFCF is non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes the performance metric, OFCF. OFCF is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate OFCF by subtracting net capital spending from cash provided by operating activities. OFCF is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	59

2016 performance

CAPEX intensity for 2016 increased compared to CAPEX intensity for 2015, primarily due to the net capital spending increase of 110% exceeding the revenue increase of 10% over the comparative period. The net capital spending increase was primarily due to the decrease in proceeds on disposition of property, plant and equipment discussed above. OFCF (non-GAAP measure) decreased $34.5 million, or 19%, to $147.8 million in 2016 from $182.3 million in 2015.

Financing activities

Net cash provided by financing activities decreased $283.6 million in 2017 compared to 2016. We borrowed $310.5 million less debt, net of repayments, in 2017 compared to 2016. This increase in cash provided by financing activities was partially offset by a $36.7 million decrease in share repurchases year-over-year because no share repurchases were executed in 2017.

Net cash provided by financing activities increased $484.8 million in 2016 compared to 2015, primarily due to gross proceeds of $500.0 million received in exchange for the issue of our senior unsecured notes in December 2016 (the “Notes”). This increase was partially offset by the payment of $10.6 million in debt issue costs in 2016.

Dividend information

We declared and paid regular cash dividends of $0.17 per common share for the quarters ended December 31, 2016, March 31, 2017, June 30, 2017, and September 31, 2017. We have declared, but not yet paid, a dividend of $0.17 per common share for the quarter ended December 31, 2017.

Total dividend payments in 2017 were $72.8 million to stockholders and $40.8 thousand to non-controlling interests. This compares to total dividend payments of $70.5 million and $64.3 million to stockholders in 2016 and 2015, respectively, and $3.4 million and $1.3 million to non-controlling interests in 2015, respectively. All dividends we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, increased to 97.1% in 2017 from 76.8% in 2016. This increase is primarily the result of the decrease in net income attributable to stockholders combined with the increase in our dividends paid to stockholders, year-over-year. Our adjusted dividend payout ratio14 (non-GAAP measure) increased to 83.0% in 2017 from 57.2% in 2016.

Our dividend payout ratio increased to 76.8% in 2016 from 47.2% in 2015. This increase is primarily the result of the decrease in net income attributable to stockholders combined with the increase in our dividends paid to stockholders, year-over-year. Our adjusted dividend payout ratio (non-GAAP measure) increased to 57.2% in 2016 from 53.1% in 2015.

Return on average invested capital

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

Return on average invested capital decreased 350 bps to 5.3% in 2017 from 8.8% in 2016. This decrease is primarily due to a $375.7 million, or 36%, increase in average invested capital year-over-year, which was driven by the issuance of the Notes in the fourth quarter of 2016 and the delayed-draw term loans borrowed in the second quarter of 2017. Also contributing to the decrease in return on average invested capital over this comparative period was a $16.8 million, or 18%, decrease in net income attributable to stockholders. Return on invested capital (“ROIC”) excluding escrowed debt15 (non-GAAP measure) decreased 930 bps to 6.2% in 2017 from 15.5% in 2016.

Return on average invested capital decreased 820 bps to 8.8% in 2016 from 17.0% in 2015. This decrease is primarily due to a $240.0 million, or 30%, increase in average invested capital year-over-year, which was driven by the issuance of the Notes in the fourth quarter of 2016. Also contributing to the decrease in return on average invested capital over this comparative period was a $44.4 million, or 33%, decrease in net income attributable to stockholders. ROIC excluding escrowed debt (non-GAAP measure) increased 40 bps to 15.5% in 2016 from 15.1% in 2015.

Debt and credit facilities

At December 31, 2017, our short-term debt of $7.0 million consisted of borrowings under our committed revolving credit facilities and had a weighted average annual interest rate of 2.7%. This compares to current borrowings of $23.9 million at December 31, 2016 with a weighted average annual interest rate of 2.2%.

As at December 31, 2017, we had a total of $812.9 million long-term debt with a weighted average annual interest rate of 4.8%. This compares to long-term debt of $595.7 million as at December 31, 2016 with a weighted average annual interest rate of 4.9%.

Our long-term debt and available credit facilities at December 31, 2017 and 2016 were as follows:

	Year ended December 31,
(in U.S. $000's)	2017	2016	% Change
Long-term debt	$812,892	$595,706	36%
Committed
Revolving credit facilities	685,000	687,000	(0)%
Revolving credit facilities available	646,991	548,649	18%
Delayed draw facility	316,546	325,000	(3)%
Delayed draw facility available	-	325,000	(100)%
Total credit facilities	$1,001,546	$1,012,000	(1)%
Total credit facilities available	646,991	873,649	(26)%

[15]	ROIC excluding escrowed debt is a non-GAAP financial measure that we believe, by comparing on a trailing 12-month basis for different financial periods provides useful information about the after-tax return generated by our investments by removing the impact of the issue of the Notes, which were held in escrow at December 31, 2016. While the Notes were in escrow and not accessible by us, they were not contributing to the generation of net income. We believe that by adjusting debt to remove funds we do not have access to, we are providing more accurate information about the after-tax return generated by our investments. We calculate ROIC excluding escrowed debt as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure). We calculate adjusted average invested capital (non-GAAP measure) as the adjusted average long-term debt (non-GAAP measure) and average stockholders’ equity over a trailing 12-month period. We calculate adjusted average long-term debt (non-GAAP measure) as the average of adjusted opening long-term debt (non-GAAP measure) and adjusted ending long-term debt (non-GAAP measure). Adjusted opening long-term debt (non-GAAP measure) and adjusted ending long-term debt (non-GAAP measure) are calculated as opening or ending long-term debt, as applicable, as reported in our consolidated financial statements reduced by long-term debt held in escrow. ROIC excluding escrowed debt is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	61

Syndicated credit facility

On October 27, 2016, we entered a five-year credit agreement (the “Credit Agreement”) with a syndicate of lenders, including Bank of America, N.A. (“BofA”) and Royal Bank of Canada, that provides us with:

1)	Multicurrency revolving facilities of up to $675.0 million (the “Multicurrency Facilities”);

2)	A delayed draw term loan facility of up to $325.0 million (the “Delayed-Draw Facility” and together with the Multicurrency Facilities, the “Syndicated Facilities”); and

3)	At our election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the Multicurrency Facilities in an aggregate amount of up to $50 million.

We may use the proceeds from the Multicurrency Facilities for general corporate purposes. During the second quarter of 2017, the full amount of the Delayed-Draw Facility was drawn to finance the Acquisition.

The Syndicated Facilities are secured by the assets of Ritchie Bros. Auctioneers Incorporated and certain of its subsidiaries in Canada and the United States. The Syndicated Facilities may become unsecured again, subject to Ritchie Bros. meeting specified credit rating or leverage ratio conditions. The Syndicated Facilities mature five years after the closing date of the Credit Agreement. The Delayed-Draw Facility is amortized in equal quarterly installments in an annual amount of 5% for the first two years after the closing of the Acquisition, and 10% in the third through fifth years after the closing of the Acquisition, with the balance payable at maturity.

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

We incurred debt issuance costs of $9.7 million in connection with the Credit Agreement, of which $4.7 million was allocated to the Multicurrency Facilities and $5.0 million was allocated to the Delayed-Draw Facility. As the former allocation is not related to specific draws, the costs have been capitalized as other non-current assets and are being amortized over the term of the Syndicated Facilities. For the latter allocation, the costs have been capitalized and reduce the carrying value of the delayed draw term loans to which they relate. At December 31, 2017, the unamortized deferred debt issuance costs relating to the Multicurrency Facilities and delayed draw term loans were $3.8 million and $4.1 million, respectively.

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

The proceeds of the offering were used to finance the Acquisition. Upon the closing of the offering, the gross proceeds from the offering together with certain additional amounts including prepaid interest were deposited in to an escrow account. The funds were held in escrow until the Acquisition was completed on May 31, 2017.

Ritchie Bros.	62

Until the release of the proceeds in the escrow account, the Notes were secured by a first priority security interest in the escrow account. Upon the completion of the Acquisition, the Notes became senior unsecured obligations. The Notes are jointly and severally guaranteed on an unsecured basis, subject to certain exceptions, by each of our subsidiaries that is a borrower or guarantees indebtedness under the Credit Agreement. IronPlanet and certain of its subsidiaries were added as additional guarantors in connection with the Acquisition.

We incurred debt issuance costs of $13.9 million in connection with the offering of the Notes. At December 31, 2017, we had unamortized deferred debt issuance costs relating to the Notes of $12.7 million.

Other credit facilities

As at December 31, 2017, we also had $10.0 million in committed, revolving credit facilities, in certain foreign jurisdictions, which expire on May 31, 2018.

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

At inception of the Credit Agreement and the Indenture, all parties anticipated the increase in indebtedness that followed the Acquisition. As such, covenants pertaining to our leverage ratio provide for a six-quarter expansion of debt levels, after which the leverage ratio settles to a moderately higher tier than pre-Acquisition conditions.

We were in compliance with all financial and other covenants applicable to our credit facilities at December 31, 2017.

Ritchie Bros.	63

Contractual obligations at December 31, 2017

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(in U.S. $000's)	Total	1 year	years	years	5 years
Long-term debt obligations:
Principal	$829,687	$16,907	$59,174	$253,606	$500,000
Interest	245,475	39,740	76,831	61,716	67,188
Capital lease obligations	11,305	3,463	5,778	2,064	-
Operating lease obligations	97,754	14,763	21,913	13,260	47,818
Purchase obligations	1,607	1,607	-	-	-
Share unit liabilities	8,274	5,407	2,867	-	-
Other non-current liabilities	6,140	-	3,698	23	2,419
Total contractual obligations	$1,200,242	$81,887	$170,261	$330,669	$617,425

Our long-term debt obligations included in the table above consist of draws under the New Facilities and our Notes. Our finance leases relate primarily to computer, automotive, and yard equipment. Our operating leases relate primarily to land on which we operate regional auction sites and administrative buildings, located in North America, Central America, Europe, the Middle East, and Asia. Other operating leases include leases of automotive, yard, and office equipment. Purchase obligations relate to capital expenditure commitments we have made with respect to property, plant and equipment and intangible assets. Share unit liabilities reflect the amounts of the future cash-settlement obligations of share units earned that, as of December 31, 2017, are expected to vest.

In the normal course of our business, we may guarantee a minimum level of proceeds in connection with the sale at auction of a consignor’s equipment. Our total exposure as at December 31, 2017 from these guarantee contracts was $30.9 million, compared to $15.2 million at December 31, 2016, which we anticipate will be fully covered by the proceeds that we will receive from the sale at auction of the related equipment, plus our commission. We do not record any liability in our financial statements in respect of these guarantee contracts, and they are not reflected in the contractual obligations table above.

Going concern assessment

We believe our existing working capital and availability under our credit facilities, including the New Facilities, the Notes, and our other credit facilities, are sufficient to satisfy our present operating requirements and contractual obligations (detailed above), as well as to fund future growth including, but not limited to, mergers and acquisitions, development of our A&M, RBFS, and Mascus operating segments, as well as other growth opportunities.

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

Ritchie Bros.	64

•	recognition of revenue from inventory sales net of cost of inventory sold;

•	valuation of consignors’ equipment and other assets subject to guarantee contracts;

•	consolidation of variable interest entities;

•	the grant date fair value of stock option and share unit awards;

•	the identification of reporting units and recoverability of goodwill;

•	recoverability of long-lived assets; and

•	recoverability of deferred income tax assets.

Actual amounts could differ materially from those estimated by us at the time our consolidated financial statements are prepared.

The following discussion of critical accounting policies and estimates is intended to supplement the significant accounting policies presented in the notes to our consolidated financial statements included in “Part II, Item 8: Financial Statements and Supplementary Data” presented in this Annual Report on Form 10-K, which summarize the accounting policies and methods used in the preparation of those consolidated financial statements. The policies and the estimates discussed below are included here because they require more significant judgments and estimates in the preparation and presentation of our consolidated financial statements than other policies and estimates.

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

Most of the equipment sold at our live on site auctions is sold to the highest bidder on an unreserved basis. Although we take title to the equipment we sell under inventory contracts, the period of direct ownership is relatively short, and the equipment is processed in the same manner as other consigned equipment such that the risks and rewards of ownership are not substantially different from those in our guarantee contracts. As such, we have determined that we are acting as an agent when we sell inventory, not as a principal. And in that capacity, we record revenue from inventory sales on a net basis, as opposed to a gross basis.

For inventory contracts related to online marketplace sales, revenue from the sale of inventory through our online marketplaces are recorded net of acquisition costs because the acquisition of equipment in advance of an online marketplace sale is an ancillary component of our business and, in general, the risks and rewards of ownership are not substantially different from our other guarantee contracts. Since the online marketplace sale business is a net business, gross sales proceeds are not reported as revenue in the consolidated income statement. Rather, the net commission earned from online marketplace sales is reported as revenue, which reflects our agency relationship between buyers and sellers of equipment.

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

Ritchie Bros.	65

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

Recoverability of goodwill

We perform impairment tests on goodwill on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. Goodwill is tested for impairment at a reporting unit level, which is at the same level or one level below an operating segment. We determined our reporting units to be at the same level as our operating segments for A&M and Mascus.

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

We measure the fair value of our reporting units using an earnings valuation approach, which employs a discounted cash flow valuation technique. In applying this valuation approach, management is required to make significant estimates and assumptions about the timing and amount of future cash flows, revenue growth rates, and discount rates, which requires a significant amount of judgment. Accordingly, actual results may differ from those used in the goodwill impairment test.

A&M reporting unit goodwill

Significant estimates used in the earnings approach valuation of our A&M reporting unit are our discount rate of 10%, which reflects the risk premium on this reporting unit based on assessments of risks related to projected cash flows, and our long-term growth rate of 3%, which is used to extrapolate cash flows beyond the five-year forecast.

Mascus reporting unit goodwill

Goodwill arising from the acquisition of Mascus forms part of the reporting unit On December 31, 2017, we performed the US GAAP goodwill impairment test.

Using the cash flow methodology of the earnings approach, the fair value of the Mascus reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate. The testing was performed in Mascus’ functional currency, which is the Euro.

Ritchie Bros.	66

The earnings approach valuation was most sensitive to the following assumptions:

(i)	Revenue growth rate

Cash flow forecasts estimate an annual growth rate of 15% in fiscal 2018 and 8% in each of fiscal 2019 through 2023. The estimated growth rate used in determining the Mascus reporting unit’s future cash flows is based on our expectation of future growth rates resulting from application of our business strategy.

(ii)	Operating margin

Cash flow forecasts estimate an operating margin of 34% in fiscal 2018, 36% in fiscal 2019, 39% in fiscal 2020, 41% in fiscal 2021, and 43% in fiscal 2022. The estimated operating margin used in determining the Mascus reporting unit’s future cash flows is based on our expectation of future growth rates resulting from application of our business strategy.

We applied a discount rate of 12% which reflects the risk premium on this reporting unit based on assessments of risks related to projected cash flows. Cash flows beyond the five-year period were extrapolated using a long-term growth rate estimated to be 3.5%.

As the fair value of the Mascus reporting unit was greater than its carrying amount, management concluded that Mascus goodwill was not impaired at December 31, 2017. We estimated that the fair value of the Mascus reporting unit exceeds its carrying amount by 7.9 million Euros ($9.5 million). Consequently, a reasonably possible decline in the revenue growth rate or operating margin may result in an impairment loss.

With all other assumptions remaining constant, the following changes taken individually would result in the Mascus reporting unit’s fair value being equal to its carrying amount:

•	Revenue growth rate – decrease of five percentage points

•	Operating margin – decrease of 10 percentage points

Recoverability of indefinite-lived intangible assets

We perform impairment tests on indefinite-lived intangible assets, which are certain of our trade names and trademarks, on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. We elected to bypass the qualitative assessment and performed a quantitative impairment test during our annual impairment test on December 31, 2017. The indefinite-lived intangible asset’s fair value is determined using the relief from royalty valuation approach and involves assumptions based on what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. An impairment loss is recognized as the difference between the indefinite-lived intangible asset’s carrying amount and its fair value.

Indefinite-lived intangible asset impairment testing involves determination of the unit of accounting, which we determined to be at the same level as our operating segments for A&M and Mascus.

A&M

In making the determination that the intangible assets in the A&M segment should be combined as a single unit of accounting for impairment testing purposes, we exercised significant judgement in concluding that those assets are operated as a single asset and are, essentially, inseparable from one another.

Significant estimates used in the valuation of the A&M indefinite-lived intangible asset included a discount rate of 10% based on assessments of risks related to projected cash flows, and a long-term growth rate of 3%, which was used to extrapolate cash flows beyond the five-year forecast.

Since the fair value of the A&M indefinite-lived intangible asset was greater than its carrying amount, management concluded the asset was not impaired at December 31, 2017.

Ritchie Bros.	67

Mascus

Significant estimates used in the valuation of the Mascus indefinite-lived intangible asset included a revenue growth rate projection of 15% in fiscal 2018 and 8% in each of fiscal 2019 to 2022, a discount rate of 12% based on assessments of risks related to the projected cash flows, and a long-term growth rate of 3.5%, which was used to extrapolate cash flows beyond the five-year forecast.

Since the fair value of the Mascus indefinite-lived intangible asset was greater than its carrying amount, management concluded that the asset was not impaired at December 31, 2017.

Accounting for income taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are based on temporary differences (differences between the accounting basis and the tax basis of the assets and liabilities) and non-capital loss, capital loss, and tax credit carry-forwards are measured using the enacted tax rates and laws expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credits carry-forwards, are recognized to the extent that realization of such benefits is considered more likely than not.

Changes in tax rates and tax law are accounted for in the period of enactment. On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The TCJA reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.   ASC 740, Income Taxes, requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled, which may impact the carrying values of deferred tax assets and liabilities.  The effect of a change in tax law is recorded as a discrete component of the income tax provision related to continuing operations in the period of enactment.  Changes in the valuation allowance assessment due to the TCJA would also be recorded to continuing operations in the tax provision. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is provided.

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

Ritchie Bros.	68

While continuing to assess all potential impacts of adoption of ASU 2014-09, our current analysis indicates that the most significant change will be in the presentation of revenue from the majority of inventory, ancillary service, and RB Logistics contracts to gross as a principal instead of net as an agent. This presentation is expected to significantly increase the amount of revenue reported compared to the current presentation, as well as add volatility to revenue over comparative periods. Presenting these revenues gross as a principal versus net as an agent has no impact on operating income.

The following tables illustrate the expected impact on our reported results of retrospectively adopting ASU 2014-09 and, thereunder, presenting the majority of inventory, ancillary service, and RB Logistics revenues on a gross basis.

(in U.S. $000's)	Full Year 2017	Q4 2017	Q3 2017	Q2 2017	Q1 2017
Total revenues:
As reported	$610,517	$178,785	$141,047	$166,186	$124,499
Expected impact:
Sales of inventory gross up	306,498	98,895	72,476	71,726	63,401
Ancillary service and RB Logistics gross up	54,176	14,070	13,878	14,701	11,527
New revenue standard	$971,191	$291,750	$227,401	$252,613	$199,427
Operating income:
As reported	$107,454	$40,038	$16,931	$26,888	$23,597
New revenue standard	107,454	40,038	16,931	26,888	23,597

(in U.S. $000's)	Full Year 2016	Q4 2016	Q3 2016	Q2 2016	Q1 2016
Total revenues:
As reported	$566,395	$146,769	$128,876	$158,805	$131,945
Expected impact:
Sales of inventory gross up	513,348	136,984	159,850	104,978	111,536
Ancillary service and RB Logistics gross up	47,234	11,077	12,250	11,884	12,023
New revenue standard	$1,126,977	$294,830	$300,976	$275,667	$255,504
Operating income:
As reported	$135,722	$40,628	$2,285	$53,635	$39,174
New revenue standard	135,722	40,628	2,285	53,635	39,174

Ritchie Bros.	69

(in U.S. $000's)	Full Year 2015	Q4 2015	Q3 2015	Q2 2015	Q1 2015
Total revenues:
As reported	$515,875	$135,462	$109,318	$155,477	$115,618
Expected impact:
Sales of inventory gross up	511,892	139,314	97,745	136,255	138,578
Ancillary service and RB Logistics gross up	52,732	14,880	13,216	13,946	10,690
New revenue standard	$1,080,499	$289,656	$220,279	$305,678	$264,886
Operating income:
As reported	$174,840	$50,424	$28,602	$62,795	$33,019
New revenue standard	174,840	50,424	28,602	62,795	33,019

Revenue reported under current US GAAP increased 8% in 2017 compared to 2016. The expected impact of retrospectively adopting ASU 2014-09 would result in a 14% decrease in total revenues of 2017 compared to 2016.

Revenue reported under current US GAAP increased 10% in 2016 compared to 2015. The expected impact of retrospectively adopting ASU 2014-09 would result in a 4% increase in total revenues of 2016 compared to 2015.

Revenue under current US GAAP will be most comparable to total revenues less cost of inventory sold under ASU 2014-09. As such, when ASU 2014-09 takes effect, we will introduce a new non-GAAP financial measure that we are tentatively calling “Agency Proceeds”, which will be calculated as total revenues less cost of inventory sold and will replace revenues used in our key performance metrics.

Ritchie Bros.	70

Non-GAAP Measures

We reference various non-GAAP measures throughout this Annual Report on Form 10-K. These measures do not have a standardized meaning and are, therefore, unlikely to be comparable to similar measures presented by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with generally accepted accounting principles.

The following table presents our adjusted operating income (non-GAAP measure) and adjusted operating income margin (non-GAAP measure) results for the years ended December 31, 2017, 2016 and 2015, as well as reconciles those metrics to operating income, revenues, and operating income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Year ended December 31,
				Change
(in U.S. $000's)	2017	2016	2015	2017 over 2016	2016 over 2015
Operating income	$107,454	$135,722	$174,840	(21)%	(22)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	4,752	-	-	100%	-
Acquisition and finance structure advisory	9,063	-	-	100%	-
Severance and retention	3,613	-	-	100%	-
Gain on sale of excess property	-	-	(8,384)	-	(100)%
Impairment loss	8,911	28,243	-	(68)%	100%
Adjusted operating income (non-GAAP measure)	133,793	163,965	166,456	(18)%	(1)%
Revenues	$610,517	$566,395	$515,875	8%	10%

Operating income margin	17.6%	24.0%	33.9%	-640 bps	-990 bps
Adjusted operating income margin (non-GAAP measure)	21.9%	28.9%	32.3%	-700 bps	-340 bps

The adjusting items for the year ended December 31, 2017 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition

•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs,

•	$3.6 million ($2.5 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition

•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

The adjusting item for the year ended December 31, 2016 was a $28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on EquipmentOne reporting unit goodwill and customer relationships.

The adjusting item for the year ended December 31, 2015 was an $8.4 million ($7.3 million after tax, or $0.07 per diluted share) gain on the sale of the excess property in Edmonton, Canada.

Ritchie Bros.	71

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and diluted adjusted EPS attributable to stockholders (non-GAAP measure) results for the years ended December 31, 2017, 2016, and 2015, as well as reconciles those metrics to net income attributable to stockholders, the effect of dilutive securities, the weighted average number of dilutive shares outstanding, and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements:

	Year ended December 31,
				Change
(in U.S. $000's, except share and per share data)	2017	2016	2015	2017 over 2016	2016 over 2015
Net income attributable to stockholders	$75,027	$91,832	$136,214	(18)%	(33)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	4,752	-	-	100%	-
Acquisition and finance structure advisory	9,063	-	-	100%	-
Severance and retention	3,613	-	-	100%	-
Debt extinguishment costs	-	6,787	-	(100)%	100%
Gain on sale of excess property	-	-	(8,384)	-	(100)%
Impairment loss	8,911	28,243	-	(68)%	100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	(2,447)	-	-	100%	-
Severance and retention	(748)	-	-	100%	-
Debt extinguishment costs	-	(1,787)	-	(100)%	100%
Gain on sale of excess property	-	-	1,090	-	(100)%
Deferred income tax effect of adjusting items:
Impairment loss	(2,361)	(1,798)	-	31%	100%
Severance and retention	(368)	-	-	100%	-
Current income tax adjusting item:
Change in uncertain tax provision	2,290	-	-	100%	-
Deferred tax adjusting item:
Remeasurement of deferred taxes	(10,070)	-	-	100%	-
Tax loss utilization	-	-	(7,862)	-	(100)%
Adjusted net income attributable to stockholders (non-GAAP measure)	$87,662	$123,277	$121,058	(29)%	2%
Effect of dilutive securities	$(152)	$-	$-	100%	-
Weighted average number of dilutive shares outstanding	108,113,151	107,457,794	107,432,474	1%	-%

Diluted EPS attributable to stockholders	$0.69	$0.85	$1.27	(19)%	(33)%
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$0.81	$1.15	$1.13	(30)%	2%

The adjusting items for the year ended December 31, 2017 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition

•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs,

Ritchie Bros.	72

•	$3.6 million ($2.5 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition

•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

•	$2.3 million (or $0.02 per diluted share) charge related to the change in uncertain tax provisions

•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes as a result of the TCJA

The adjusting items for the year ended December 31, 2016 were:

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt

•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on EquipmentOne reporting unit goodwill and customer relationships

The adjusting items for the year ended December 31, 2015 were:

•	$8.4 million ($7.3 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada

•	$7.9 million before tax (or $0.07 per diluted share) of tax savings generated by tax loss utilization

Ritchie Bros.	73

The following table presents our adjusted EBITDA (non-GAAP measure) and adjusted EBITDA margin (non-GAAP measure) results for the years ended December 31, 2017, 2016 and 2015, as well as reconciles those metrics to net income, revenues, and net income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Year ended December 31,
				Change
(in U.S. $000's)	2017	2016	2015	2017 over 2016	2016 over 2015
Net income	$75,306	$93,512	$138,575	(19)%	(33)%
Add: depreciation and amortization expenses	52,694	40,861	42,032	29%	(3)%
Less: interest income	(3,194)	(1,863)	(2,660)	71%	(30)%
Add: interest expense	38,291	5,564	4,962	588%	12%
Add: current income tax expense	19,356	40,341	42,420	(52)%	(5)%
Add: deferred income tax recovery	(17,268)	(3,359)	(4,559)	414%	(26)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	4,752	-	-	100%	-
Acquisition and finance structure advisory	9,063	-	-	100%	-
Severance and retention	3,613	-	-	100%	-
Debt extinguishment costs	-	6,787	-	(100)%	100%
Gain on sale of excess property	-	-	(8,384)	-	(100)%
Impairment loss	8,911	28,243	-	(68)%	100%
Adjusted EBITDA (non-GAAP measure)	191,524	210,086	212,386	(9)%	(1)%
Revenues	$610,517	$566,395	$515,875	8%	10%

Net income margin	12.3%	16.5%	26.9%	-420 bps	-1040 bps
Adjusted EBITDA margin (non-GAAP measure)	31.4%	37.1%	41.2%	-570 bps	-410 bps

The adjusting items for the year ended December 31, 2017 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition

•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs

•	$3.6 million ($2.5 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition

•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

The adjusting items for the year ended December 31, 2016 were:

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt

•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on the EquipmentOne reporting unit goodwill and customer relationships

The adjusting item for the year ended December 31, 2015 was an $8.4 million ($7.3 million after tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada.

Ritchie Bros.	74

The following table presents our adjusted net debt/adjusted EBITDA (non-GAAP measures) results as at and for the years ended December 31, 2017, 2016, and 2015, as well as reconciles that metric to debt, cash and cash equivalents, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	As at and for the year ended December 31,
							Change
	2017		2016		2015		2017 over 2016	2016 over 2015
Short-term debt	$7.0		$23.9		$12.4		(71)%	93%
Long-term debt	812.9		595.7		97.9		36%	508%
Debt	819.9		619.6		110.3		32%	462%
Less: cash and cash equivalents	(267.9)		(207.9)		(210.1)		29%	(1)%
Less: long-term debt in escrow	-		(495.8)		-		(100)%	100%
Adjusted net debt (non-GAAP measure)	552.0		(84.1)		(99.8)		756%	(16)%

Net income	$75.3		$93.5		$138.6		(19)%	(33)%
Add: depreciation and amortization expenses	52.7		40.9		42.1		29%	(3)%
Less: interest income	(3.2)		(1.9)		(2.7)		68%	(30)%
Add: interest expense	38.3		5.6		5.0		584%	12%
Add: current income tax expense	19.4		40.3		42.4		(52)%	(5)%
Less: deferred income tax recovery	(17.3)		(3.4)		(4.6)		409%	(26)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	4.8		-		-		100%	-
Acquisition and finance structure advisory	9.1		-		-		100%	-
Severance and retention	3.6		-		-		100%	-
Debt extinguishment costs	-		6.8		-		(100)%	100%
Gain on sale of excess property	-		-		(8.4)		-	(100)%
Impairment loss	8.9		28.2		-		(68)%	100%
Adjusted EBITDA (non-GAAP measure)	$191.5		$210.1		$212.4		(9)%	(1)%

Debt/net income	10.9	x	6.6	x	0.8	x	65%	725%
Adjusted net debt/adjusted EBITDA (non-GAAP measure)	2.9	x	-0.4	x	-0.5	x	825%	(20)%

The adjusting items for the year ended December 31, 2017 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition

•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs

•	$3.6 million ($2.5 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition

•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

The adjusting items for the year ended December 31, 2016 were:

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt

Ritchie Bros.	75

•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on the EquipmentOne reporting unit goodwill and customer relationships

The adjusting item for the year ended December 31, 2015 was an $8.4 million ($7.3 million after tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada.

The following table presents our OFCF (non-GAAP measure) results for the years ended December 31, 2017, 2016, and 2015, as well as reconciles that metric to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in, or calculated from, our consolidated statements of cash flows:

	Year ended December 31,
				Change
(in U.S. $ millions)	2017	2016	2015	2017 over 2016	2016 over 2015
Cash provided by operating activities	$146.3	$177.6	$196.5	(18%)	(10%)
Property, plant and equipment additions	10.8	18.9	22.1	(43%)	(14%)
Intangible asset additions	28.6	17.6	8.8	63%	100%
Proceeds on disposition of property	-	-
plant and equipment	(5.0)	(6.7)	(16.7)	(25%)	(60%)
Net capital spending	$34.4	$29.8	$14.2	15%	110%
OFCF (non-GAAP measure)	$111.9	$147.8	$182.3	(24%)	(19%)

Ritchie Bros.	76

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and adjusted dividend payout ratio (non-GAAP measure) results for the years ended December 31, 2017, 2016, and 2015, as well as reconciles those metrics to dividends paid to stockholders, net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				Change
(in U.S. $ millions)	2017	2016	2015	2017 over 2016	2016 over 2015
Dividends paid to stockholders	$72.8	$70.5	$64.3	3%	10%
Net income attributable to stockholders	$75.0	$91.8	$136.2	(18%)	(33%)
Pre-tax adjusting items:
Accelerated vesting of assumed options	4.8	-	-	100%	-
Acquisition and finance structure advisory	9.1	-	-	100%	-
Severance and retention	3.6	-	-	100%	-
Debt extinguishment costs	-	6.8	-	(100%)	100%
Gain on sale of excess property	-	-	(8.4)	-	(100%)
Impairment loss	8.9	28.2	-	(68%)	100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	(2.4)	-	-	100%	-
Severance and retention	(0.7)	-	-	100%	-
Debt extinguishment costs	-	(1.8)	-	(100%)	100%
Gain on sale of excess property	-	-	1.1	-	(100%)
Deferred income tax effect of adjusting items:
Impairment loss	(2.4)	(1.8)	-	33%	100%
Severance and retention	(0.4)	-	-	100%	-
Current income tax adjusting item:
Change in uncertain tax provision	2.3	-	-	100%	-
Deferred tax adjusting item:
Remeasurement of deferred taxes	(10.1)	-	-	100%	-
Tax loss utilization	-	-	(7.9)	-	(100%)
Adjusted net income attributable to stockholders (non-GAAP measure)	$87.7	$123.3	$121.1	(29%)	2%

Dividend payout ratio	97.1%	76.8%	47.2%	2030 bps	2960 bps
Adjusted dividend payout ratio (non-GAAP measure)	83.0%	57.2%	53.1%	2580 bps	410 bps

The adjusting items for the year ended December 31, 2017 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition

•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs,

•	$3.6 million ($2.5 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition

•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

Ritchie Bros.	77

•	$2.3 million (or $0.02 per diluted share) charge related to the change in uncertain tax provisions

•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the TCJA

The adjusting items for the year ended December 31, 2016 were:

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt

•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on EquipmentOne reporting unit goodwill and customer relationships

The adjusting items for the year ended December 31, 2015 were:

•	$8.4 million ($7.3 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada

•	$7.9 million before tax (or $0.07 per diluted share) of tax savings generated by tax loss utilization

The following table presents our ROIC excluding escrowed debt (non-GAAP measure) results as at and for the years ended December 31, 2017, 2016, and 2015, as well as reconciles that metric to net income attributable to stockholders, long-term debt, stockholders’ equity, and return on average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

Ritchie Bros.	78

	As at and for the year ended December 31,
				Change
(in U.S. $ millions)	2017	2016	2015	2017 over 2016	2016 over 2015
Net income attributable to stockholders	$75.0	$91.8	$136.2	(18)%	(33)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	4.8	-	-	100%	-
Acquisition and finance structure advisory	9.1	-	-	100%	-
Severance and retention	3.6	-	-	100%	-
Debt extinguishment costs	-	6.8	-	(100)%	100%
Gain on sale of excess property	-	-	(8.4)	-	(100)%
Impairment loss	8.9	28.2	-	(68)%	100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	(2.4)	-	-	100%	-
Severance and retention	(0.7)	-	-	100%	-
Debt extinguishment costs	-	(1.8)	-	(100)%	100%
Gain on sale of excess property	-	-	1.1	-	(100)%
Deferred income tax effect of adjusting items:
Impairment loss	(2.4)	(1.8)	-	33%	100%
Severance and retention	(0.4)	-	-	100%	-
Current income tax adjusting item:
Change in uncertain tax provision	2.3	-	-	100%	-
Deferred tax adjusting item:
Remeasurement of deferred taxes	(10.1)	-	-	100%	-
Tax loss utilization	-	-	(7.9)	-	(100)%
Adjusted net income attributable to stockholders (non-GAAP measure)	$87.7	$123.3	$121.1	(29)%	2%

Opening long-term debt	$595.7	$97.9	$110.8	508%	(12)%
Ending long-term debt	812.9	595.7	97.9	36%	508%
Less: long-term debt in escrow	-	(495.8)	-	(100)%	100%
Adjusted ending long-term debt (non-GAAP measure)	812.9	99.9	97.9	714%	2%
Average long-term debt	$704.3	$346.8	$104.4	103%	232%

Adjusted average long-term debt (non-GAAP measure)	704.3	98.9	104.4	612%	(5)%
Opening stockholders' equity	$687.1	$703.2	$691.9	(2)%	2%
Ending stockholders' equity	739.7	687.1	703.2	8%	(2)%
Average stockholders' equity	713.4	695.2	697.6	3%	-

Average invested capital	$1,417.7	$1,042.0	$802.0	36%	30%

Adjusted average invested capital (non-GAAP measure)	1,417.7	794.1	802.0	79%	(1)%

Return on average invested capital(1)	5.3%	8.8%	17.0%	-350 bps	-820 bps

ROIC excluding escrowed debt (non-GAAP measure)(2)	6.2%	15.5%	15.1%	-930 bps	40 bps

Ritchie Bros.	79

(1)	Calculated as net income attributable to stockholders divided by average invested capital.

(2)	Calculated as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure).

The adjusting items for the year ended December 31, 2017 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition

•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs,

•	$3.6 million ($2.5 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition

•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

•	$2.3 million (or $0.02 per diluted share) charge related to the change in uncertain tax provisions

•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the TCJA.

The adjusting items for the year ended December 31, 2016 were:

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt

•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on EquipmentOne reporting unit goodwill and customer relationships

The adjusting items for the year ended December 31, 2015 were:

•	$8.4 million ($7.3 million before tax, or $0.07 per diluted share) gain on the sale of excess property in Edmonton, Canada

•	$7.9 million before tax (or $0.07 per diluted share) of tax savings generated by tax loss utilization

Ritchie Bros.	80

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We conduct operations in local currencies in countries around the world, but we use the U.S. dollar as our presentation currency. As a result, we are exposed to currency fluctuations and exchange rate risk. We cannot accurately predict the future effects of foreign currency fluctuations on our financial condition or results of operations, or quantify their effects on the macroeconomic environment. The proportion of revenues denominated in currencies other than the U.S. dollar in a given period will differ from the annual proportion for the year ended December 31, 2017, which was 44%, depending on the size and location of auctions held during the period. On annual basis, we expect fluctuations in revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar. As part of our debt management strategies, we continue to monitor our exposure to interest rate risk, and while we have not entered in to interest rate swaps to fix the interest rate on our variable rate debt, we may consider hedging specific borrowings if we deem it appropriate in the future.

During 2017, we recorded a net increase in our foreign currency translation adjustment balance of $24.7 million, compared to a net decrease of $9.8 million in 2016 and $40.8 million in 2015. Our foreign currency translation adjustment arises from the translation of our net assets denominated in currencies other than the U.S. dollar to the U.S. dollar for reporting purposes. Based on our exposures to foreign currency transactions as at December 31, 2017, and assuming all other variables remain constant, a 10% appreciation or depreciation of the Canadian dollar and Euro against the U.S. dollar would result in an increase/decrease of approximately $43.6 million in our consolidated comprehensive income, of which $41.5 million relates to our foreign currency translation adjustment and $2.1 million to our net income.

Interest Rate Risk

At December 31, 2017, our short-term debt and the remainder of our long-term debt consisted of loans under the Multicurrency Facilities and foreign credit facilities, which usually mature one to three months from inception. Those loans bear interest, at our option, at a rate equal to either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or LIBOR (or such floating rate customarily used by BofA for currencies other than U.S. dollars). In either case, an applicable margin is added to the rate. As at December 31, 2017, we had a total of $332.6 million in loans (short-term and those refinanced on a long-term basis) bearing floating rates of interest, as compared to $123.8 million at December 31, 2016. Based on the amount owing as of December 31, 2017, and assuming all other variables remain constant, a change in the U.S. prime rate by 100 bps would result in an increase/decrease of approximately $2.7 million in the pre-tax interest we accrue per annum.

Our exposure to interest rate risk increased at December 31, 2017 compared to December 31, 2016, primarily due to the delayed draw term loans borrowed in the second quarter of 2017. The Notes, which represent 60% of our long-term debt, bear interest at a fixed rate of 5.375% per annum. The proportion of fixed-to-floating interest rates is expected to increase as we make the required principal repayments on our delayed draw term loans and execute on our debt management strategies. As part of our debt management strategies, we continue to monitor our exposure to interest rate risk, and while we have not adopted a long-term hedging strategy to protect against interest rate fluctuations associated with our variable rate debt, we may consider hedging specific borrowings if we deem it appropriate in the future.

Inflation

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

Ritchie Bros.	81

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ritchie Bros. Auctioneers Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ritchie Bros. Auctioneers Incorporated (the “Company“) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with US generally accepted accounting principles.

Report on Internal Control over Financial Reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Chartered Professional Accountants

We have served as the Company‘s auditor since 2013.
Vancouver, Canada
February 26, 2018

82

Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

Year ended December 31,	2017	2016	2015
Revenues (note 5)	$610,517	$566,395	$515,875
Costs of services, excluding depreciation and amortization (note 6)	79,013	66,062	56,026
	531,504	500,333	459,849
Selling, general and administrative expenses (note 6)	323,270	283,529	254,389
Acquisition-related costs (note 6)	38,272	11,829	601
Depreciation and amortization expenses (note 6)	52,694	40,861	42,032
Gain on disposition of property, plant and equipment	(1,656)	(1,282)	(9,691)
Impairment loss (note 7)	8,911	28,243	-
Foreign exchange loss (gain)	2,559	1,431	(2,322)
Operating income	107,454	135,722	174,840
Other income (expense):
Interest income	3,194	1,863	2,660
Interest expense	(38,291)	(5,564)	(4,962)
Debt extinguishment costs	-	(6,787)	-
Equity income (loss) (note 22)	(26)	1,028	916
Other, net	5,063	4,232	2,982
	(30,060)	(5,228)	1,596
Income before income taxes	77,394	130,494	176,436
Income tax expense (recovery) (note 8):
Current	19,356	40,341	42,420
Deferred	(17,268)	(3,359)	(4,559)
	2,088	36,982	37,861
Net income	$75,306	$93,512	$138,575
Net income attributable to:
Stockholders	$75,027	$91,832	$136,214
Non-controlling interests	279	1,680	2,361
	$75,306	$93,512	$138,575
Earnings per share attributable to stockholders (note 10):
Basic	$0.70	$0.86	$1.27
Diluted	$0.69	$0.85	$1.27
Weighted average number of shares
outstanding (note 10):
Basic	107,044,348	106,630,323	107,075,845
Diluted	108,113,151	107,457,794	107,432,474

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	83

Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

Year ended December 31,	2017	2016	2015
Net income	$75,306	$93,512	$138,575
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	24,670	(9,847)	(40,776)

Total comprehensive income	$99,976	$83,665	$97,799
Total comprehensive income attributable to:
Stockholders	99,639	81,839	95,831
Non-controlling interests	337	1,826	1,968
	$99,976	$83,665	$97,799

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	84

Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

December 31,	2017	2016
Assets
Current assets:
Cash and cash equivalents	$267,910	$207,867
Restricted cash (note 11)	63,206	50,222
Trade and other receivables (note 13)	92,105	52,979
Inventory (note 14)	38,238	28,491
Advances against auction contracts (note 15)	7,336	5,621
Prepaid expenses and deposits (note 16)	19,690	19,005
Assets held for sale (note 17)	584	632
Income taxes receivable	19,418	13,181
	508,487	377,998
Property, plant and equipment (note 18)	526,581	515,030
Equity-accounted investments (note 22)	7,408	7,326
Restricted cash (note 11)	-	500,000
Other non-current assets (note 19)	24,146	20,244
Intangible assets (note 20)	261,094	72,304
Goodwill (note 21)	670,922	97,537
Deferred tax assets (note 8)	18,674	9,094
	$2,017,312	$1,599,533
Liabilities and Equity
Current liabilities:
Auction proceeds payable	$199,245	$98,873
Trade and other payables (note 23)	164,553	124,694
Income taxes payable	732	5,355
Short-term debt (note 25)	7,018	23,912
Current portion of long-term debt (note 25)	16,907	-
	388,455	252,834
Long-term debt (note 25)	795,985	595,706
Other non-current liabilities (note 26)	46,773	38,088
Deferred tax liabilities (note 8)	32,334	17,125
	1,263,547	903,753
Contingencies (note 30)
Contingently redeemable performance share units (note 28)	9,014	3,950
Stockholders' equity (note 27):
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 107,269,783 (December 31, 2016: 106,822,001)	138,582	125,474
Additional paid-in capital	41,005	27,638
Retained earnings	602,609	601,071
Accumulated other comprehensive loss	(42,514)	(67,126)
Stockholders' equity	739,682	687,057
Non-controlling interest	5,069	4,773
	744,751	691,830
	$2,017,312	$1,599,533

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	85

Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

	Attributable to stockholders								Contingently
			Additional		Accumulated	Non-		Non-	redeemable
	Common stock		paid-In		other	controlling		controlling	performance
	Number of		capital	Retained	comprehensive	interest	Total	interest	share units
	shares	Amount	("APIC")	earnings	income (loss)	("NCI")	equity	("NCI")	("PSUs")
Balance, December 31, 2014	107,687,935	$141,257	$31,314	$536,111	(16,750)	$-	691,932	$17,287	$-
Net income	-	-	-	136,214	-	64	136,278	2,297	-
Other comprehensive loss	-	-	-	-	(40,383)	-	(40,383)	(393)	-
	-	-	-	136,214	(40,383)	64	95,895	1,904	-
Change in value of contingently redeemable non-controlling interest	-	-	-	(6,934)	-	-	(6,934)	6,934	-
Stock option exercises	1,412,535	37,762	(7,946)	-	-	-	29,816	-	-
Stock option tax adjustment	-	-	359	-	-	-	359	-	-
Stock option compensation expense (note 28)	-	-	4,001	-	-	-	4,001	-	-
NCI acquired in a business combination (note 32)	-	-	-	-	-	4,119	4,119	-	-
Shares repurchased (note 27)	(1,900,000)	(47,489)	-	-	-	-	(47,489)	-	-
Cash dividends paid (note 27)	-	-	-	(64,340)		-	(64,340)	(1,340)	-
Balance, December 31, 2015	107,200,470	$131,530	$27,728	$601,051	$(57,133)	$4,183	$707,359	$24,785	$-
Net income	-	-	-	91,832	-	346	92,178	1,334	-
Other comprehensive income (loss)	-	-	-	-	(9,993)	(23)	(10,016)	169	-
	-	-	-	91,832	(9,993)	323	82,162	1,503	-
Change in value of contingently redeemable NCI	-	-	-	(21,186)	-	-	(21,186)	21,186	-
Stock option exercises	1,081,531	30,670	(6,332)	-	-	-	24,338	-	-
Stock option tax adjustment	-	-	443	-	-	-	443	-	-
Stock option compensation expense (note 28)	-	-	5,507	-	-	-	5,507	-	-
Modification of PSUs (note 28)	-	-	-	(70)	-	-	(70)	-	2,175
Equity-classified PSU expense (note 28)	-	-	283	-	-	-	283	-	1,698
Equity-classified PSU dividend equivalents	-	-	9	(62)	-	-	(53)	-	42
Change in value of contingently redeemable equity-classified PSUs	-	-	-	(35)	-	-	(35)	-	35
NCI acquired in a business combination (note 32)	-	-	-	-	-	596	596	-	-
Acquisition of NCI	-	-	-	-	-	(226)	(226)	(44,141)	-
Shares repurchased (note 27)	(1,460,000)	(36,726)	-	-	-	-	(36,726)	-	-
Cash dividends paid (note 27)	-	-	-	(70,459)	-	(103)	(70,562)	(3,333)	-
Balance, December 31, 2016	106,822,001	$125,474	$27,638	$601,071	$(67,126)	$4,773	$691,830	$-	$3,950
Net income	-	-	-	75,027	-	279	75,306	-	-
Other comprehensive income	-	-	-	-	24,612	58	24,670	-	-
	-	-	-	75,027	24,612	337	99,976	-	-
Stock option exercises	444,571	13,017	(3,081)	-	-	-	9,936	-	-
Stock option compensation expense (note 28)	-	-	13,700	-	-	-	13,700	-	-
Assumption of stock options on acquisition of IronPlanet (note 32)	-	-	2,330	-	-	-	2,330		-
Settlement of equity-classified PSUs	3,211	91					91		(172)
Modification of PSUs (note 28)	-	-	-	(382)	-	-	(382)	-	1,803
Equity-classified PSU expense (note 28)	-	-	340	-	-	-	340	-	3,189
Equity-classified PSU dividend equivalents	-	-	78	(227)	-	-	(149)	-	149
Change in value of contingently redeemable equity-classified PSUs	-	-	-	(95)	-	-	(95)	-	95
Cash dividends paid (note 27)	-	-	-	(72,785)	-	(41)	(72,826)	-	-
Balance, December 31, 2017	107,269,783	$138,582	$41,005	$602,609	$(42,514)	$5,069	$744,751	$-	$9,014

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	86

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

Year ended December 31,	2017	2016	2015
Cash provided by (used in):
Operating activities:
Net income	$75,306	$93,512	$138,575
Adjustments for items not affecting cash:
Depreciation and amortization expenses (note 6)	52,694	40,861	42,032
Impairment loss (note 7)	8,911	28,243	-
Stock option compensation expense (note 28)	13,700	5,507	4,001
Equity-classified PSU expense (note 28)	3,529	1,981	-
Inventory write down (note 14)	834	3,084	480
Deferred income tax recovery	(17,268)	(3,359)	(4,559)
Equity loss (income) less dividends received	26	(1,028)	(916)
Unrealized foreign exchange loss	254	1,947	1,403
Change in fair value of contingent consideration	(2,446)	(2,044)	-
Gain on disposition of property, plant and equipment	(1,656)	(1,282)	(9,691)
Amortization of debt issuance costs	3,056	359	-
Other, net	349	(905)	-
Net changes in operating assets and liabilities (note 11)	8,977	10,682	25,134
Net cash provided by operating activities	146,266	177,558	196,459
Investing activities:
Acquisition of IronPlanet, net of cash acquired (note 32)	(675,851)	-	-
Acquisition of Mascus, net of cash acquired (note 32)	-	(28,123)	-
Acquisition of Xcira, net of cash acquired	-	-	(12,107)
Acquisition of Petrowsky (note 32)	-	(6,250)	-
Acquisition of contingently redeemable NCI (note 9)	-	(41,092)	-
Acquisition of NCI (note 32)	-	(226)	-
Acquisition of Kramer (note 32)	-	(11,138)	-
Acquisition of equity investments	-	-	(3,000)
Property, plant and equipment additions	(10,812)	(18,918)	(22,055)
Intangible asset additions	(28,584)	(17,558)	(8,764)
Proceeds on disposition of property, plant and equipment	4,985	6,691	16,667
Other, net	(692)	(248)	(89)
Net cash used in investing activities	(710,954)	(116,862)	(29,348)
Financing activities:
Dividends paid to stockholders (note 27)	(72,785)	(70,459)	(64,340)
Dividends paid to NCI	(41)	(3,436)	(1,340)
Issuances of share capital	9,936	24,338	29,816
Share repurchase (note 27)	-	(36,726)	(47,489)
Proceeds from short-term debt	6,971	67,584	11,223
Repayment of short-term debt	(24,479)	(57,516)	(6,558)
Proceeds from long-term debt	325,000	647,091	-
Repayment of long-term debt	(108,985)	(148,158)	-
Debt issue costs (note 25)	(12,624)	(10,644)	-
Debt extinguishment costs	-	(6,787)	-
Repayment of finance lease obligations	(2,322)	(1,655)	(2,073)
Other, net	(106)	511	72
Net cash provided by (used in) financing activities	120,565	404,143	(80,689)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	17,150	4	(26,265)
Increase (decrease)	(426,973)	464,843	60,157
Beginning of period	758,089	293,246	233,089
Cash, cash equivalents, and restricted cash, end of period (note 11)	$331,116	$758,089	$293,246

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	87

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

1.	General information

Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”) provide global asset management and disposition services, offering customers end-to-end solutions for buying and selling used industrial equipment and other durable assets through its unreserved live on site auctions, online marketplaces, listing services, and private brokerage services. Ritchie Bros. Auctioneers Incorporated is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”).

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

The consolidated financial statements include the accounts of the Company and its wholly-owned and non-wholly owned subsidiaries in which the Company has a controlling financial interest either through voting rights or means other than voting rights. All inter-company transactions and balances have been eliminated on consolidation. Where the Company’s ownership interest in a consolidated subsidiary is less than 100%, the non-controlling interests’ share of these non-wholly owned subsidiaries is reported in the Company’s consolidated balance sheets as a separate component of equity or within temporary equity. The non-controlling interests’ share of the net income of these non-wholly owned subsidiaries is reported in the Company’s consolidated income statements as a deduction from the Company’s net earnings to arrive at net income attributable to stockholders of the Company.

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

(c)	Revenue recognition

Revenues are comprised of:

•	commissions earned through the Company acting as an agent for consignors of equipment and other assets, at the Company’s live on site auctions and online marketplace sales, and

•	fees earned in the process of conducting auctions and online marketplace sales, including online marketplace listing and inspection fees, fees from value-added services and make-ready activities, as well as fees paid by buyers on online marketplace sales.

Ritchie Bros.	88

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(c)	Revenue recognition (continued)

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. For live on site auctions or online marketplace sales, revenue is recognized when the auction or online marketplace sale is complete and the Company has determined that the sale proceeds are collectible. Revenue is measured at the fair value of the consideration received or receivable and is shown net of value-added tax and duties.

Commissions from sales at the Company’s auctions and online marketplace sales represent the percentage earned by the Company on the gross sale proceeds from equipment and other assets sold. The majority of the Company’s commissions are earned as a pre-negotiated fixed rate of the gross selling price. Other commissions from sales are earned from underwritten commission contracts, when the Company guarantees a certain level of proceeds to a consignor or purchases inventory to be sold.

Commission and fee revenues from sales at live on site auctions

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

Underwritten commission contracts can take the form of guarantee or inventory contracts. Guarantee contracts typically include a pre-negotiated percentage of the guaranteed gross proceeds plus a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, commission is reduced; if proceeds are sufficiently lower, the Company can incur a loss on the sale. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is completed. If a loss relating to a guarantee contract held at the period end to be sold after the period end is known or is probable and estimable at the financial statement reporting date, the loss is accrued in the financial statements for that period. The Company’s exposure from these guarantee contracts fluctuates over time (note 30).

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

For guarantee contracts, if actual online marketplace sale proceeds are less than the guaranteed amount, the commission earned is reduced; if proceeds are sufficiently lower, the Company may incur a loss on the sale. If such consigned equipment sells above the minimum price, the Company may be entitled to a share of the excess proceeds as negotiated with the seller. The Company’s share of the excess, if any, is recorded in revenue together with the related online marketplace sale commission. Losses, if any, resulting from guarantee contracts are recorded in revenue in the period in which the relevant online marketplace sale was completed. If a loss relating to a guarantee contract held at the period end to be sold after the period end is known or is probable and estimable at the financial statement reporting date, the loss is accrued in the financial statements for that period. The Company’s exposure from these guarantee contracts fluctuates over time (note 30).

For inventory contracts related to online marketplace sales, revenue from the sale of inventory through the Company’s online marketplaces are recorded net of acquisition costs because the acquisition of equipment in advance of an online marketplace sale is an ancillary component of the Company’s business and, in general, the risks and rewards of ownership are not substantially different than the Company’s other guarantee contracts. Since the online marketplace sale business is a net business, gross sale proceeds are not reported as revenue in the consolidated income statement. Rather, the net commission earned from online marketplace sales is reported as revenue, which reflects the Company’s agency relationship between buyers and sellers of equipment.

Other fees

Fees from other services include financing, appraisal, and technology service fees and fees related to online marketplaces sales. The Company’s revenue from online marketplace services includes fees charged to sellers for listing and inspecting equipment, and amounts paid by buyers, including buyer transaction fees and buyer’s premiums, fees for make-ready activities, logistics coordination, storage, private auction hosting, and asset appraisals. Fees are recognized in the period in which the service is provided to the customer.

(d)	Costs of services, excluding depreciation and amortization expenses

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

Ritchie Bros.	91

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(d)	Costs of services, excluding depreciation and amortization expenses (continued)

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

(e)	Share-based payments

The Company classifies a share-based payment award as an equity or liability payment based on the substantive terms of the award and any related arrangement.

Equity-classified share-based payments

The Company has three stock option compensation plans that provide for the award of stock options to selected employees, directors, and officers of the Company. The cost of options granted is measured at the fair value of the underlying option at the grant date using the Black-Scholes option pricing model. The Company also has a senior executive PSU plan that provides for the award of PSUs to selected senior executives of the Company. The Company has the option to settle certain share unit awards in cash or shares, and expects to settle them in shares. The cost of PSUs granted is measured at the fair value of the underlying PSUs at the grant date using a binomial model.

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

PSUs awarded under the senior executive and employee PSU plans (described in note 28) are contingently redeemable in cash in the event of death of the participant. The contingently redeemable portion of the senior executive PSU awards, which represents the amount that would be redeemable based on the conditions at the date of grant, to the extent attributable to prior service, is recognized as temporary equity. The balance reported in temporary equity increases on the same basis as the related compensation expense over the service period of the award, with any excess of the temporary equity value over the amount recognized in compensation expense charged against retained earnings. In the event it becomes probable an award is going to become eligible for redemption in cash by the holder, the award would be reclassified to a liability award.

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

Ritchie Bros.	92

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(e)	Share-based payments (continued)

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 28. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

The impact of forfeitures and fair value revisions, if any, are recognized in earnings such that the cumulative expense reflects the revisions, with a corresponding adjustment to the settlement liability. Liability-classified share unit liabilities due within 12 months of the reporting date are presented in trade and other payables while settlements due beyond 12 months of the reporting date are presented in other non-current liabilities.

(f)	Fair value measurement

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

(g)	Foreign currency translation

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

Ritchie Bros.	93

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(g)	Foreign currency translation (continued)

In preparing the financial statements of the individual subsidiaries, transactions in currencies other than the entity‘s functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are retranslated at the rates prevailing at that date. Foreign currency differences arising on retranslation of monetary items are recognized in earnings. Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $18,129,000 for 2017 (2016: $1,967,000; 2015: $19,636,000).

(h)	Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand, deposits with financial institutions, and other short-term, highly liquid investments with original maturity of three months or less when acquired, that are readily convertible to known amounts of cash.

(i)	Restricted cash

In certain jurisdictions, local laws require the Company to hold cash in segregated bank accounts, which are used to settle auction proceeds payable resulting from live on site auctions and online marketplace sales conducted in those regions. In addition, the Company also holds cash generated from its EquipmentOne online marketplace sales in separate escrow accounts, for settlement of the respective online marketplace transactions as a part of its secured escrow service. Restricted cash balances also include funds held in accounts owned by the Company in support of short-term stand-by letters of credit to provide seller security.

During the period from December 21, 2016 through May 31, 2017, non-current restricted cash consisted of funds held in escrow pursuant to the offering of senior unsecured notes (note 25), which were only available when the Company received approval to acquire IronPlanet Holdings, Inc. (“IronPlanet”) and whose use was restricted to the funding of the IronPlanet acquisition (note 32).

(j)	Trade and other receivables

Trade receivables principally include amounts due from customers as a result of live on site auction and online marketplace transactions. The recorded amount reflects the purchase price of the item sold, including the Company’s commission. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer economic data.

The Company reviews the allowance for doubtful accounts regularly and past due balances are reviewed for collectability. Account balances are charged against the allowance when the Company believes that the receivable will not be recovered.

(k)	Inventories

Inventory consists of equipment and other assets purchased for resale in an upcoming live on site auction or online marketplace event. Inventory is valued at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation. The significant elements of cost include the acquisition price of the inventory and make-ready costs to prepare the inventory for sale that are not selling expenses. The specific identification method is used to determine amounts removed from inventory. Write-downs to the carrying value of inventory are recorded in revenue in the consolidated income statement.

Ritchie Bros.	94

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(l)	Equity-accounted investments

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

(m)	Property, plant and equipment

All property, plant and equipment are stated at cost less accumulated depreciation. Cost includes all expenditures that are directly attributable to the acquisition or development of the asset, net of any amounts received in relation to those assets, including scientific research and experimental development tax credits.

The cost of self-constructed assets includes the cost of materials and direct labour, any other costs directly attributable to bringing the assets to working condition for their intended use, the costs of dismantling and removing items and restoring the site on which they are located (if applicable), and capitalized interest on qualifying assets. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably.

All repairs and maintenance costs are charged to earnings during the financial period in which they are incurred. Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of the item, and are recognized net within operating income on the income statement.

Depreciation is provided to charge the cost of the assets to operations over their estimated useful lives based on their usage as follows:

Asset	Rate / term
Land improvements	10%
Buildings	15 - 30 years
Yard equipment	20 - 30%
Automotive equipment	30%
Computer software and equipment	3 - 5 years
Office equipment	20%
Leasehold improvements	Lease term

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

Ritchie Bros.	95

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(n)	Long-lived assets held for sale

Long-lived assets, or disposal groups comprising assets and liabilities, that are expected to be recovered primarily through sale rather than through continuing use are classified as assets held for sale. Immediately before classification as held for sale, the assets, or components of a disposal group, are measured at carrying amount in accordance with the Company’s accounting policies. Thereafter, the assets, or disposal group, are measured at the lower of their carrying amount and fair value less cost to sell and are not depreciated. Impairment losses on initial classification as held for sale and subsequent gains or losses on re-measurement are recognized in operating income on the income statement.

(o)	Intangible assets

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

Amortization is recognized in net earnings on a straight-line basis over the estimated useful lives of intangible assets from the date that they are available for use. The estimated useful lives are:

Asset	Rate / term
Trade names and trademarks	3 - 15 years or indefinite-lived
Customer relationships	6 - 20 years
Software assets	3 - 7 years

Customer relationships includes relationships with buyers and sellers.

(p)	Impairment of long-lived and indefinite-lived assets

Long-lived assets, comprised of property, plant and equipment and intangible assets subject to amortization, are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows. An impairment loss is recognized when the carrying value of the assets or asset groups is greater than the future projected undiscounted cash flows. The impairment loss is calculated as the excess of the carrying value over the fair value of the asset or asset group. Fair value is based on valuation techniques or third party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values.

Indefinite-lived intangible assets are tested annually for impairment as of December 31, and between annual tests if indicators of potential impairment exist. The Company has the option of performing a qualitative assessment to first determine whether the quantitative impairment test is necessary. This involves an assessment of qualitative factors to determine the existence of events or circumstances that would indicate whether it is more likely than not that the carrying amount of the indefinite-lived intangible asset is less than its fair value. If the qualitative assessment indicates it is not more likely than not that the carrying amount is less than its fair value, a quantitative impairment test is not required. Where a quantitative impairment test is required, the procedure is to compare the indefinite-lived intangible asset’s fair value with its carrying amount. An impairment loss is recognized as the difference between the indefinite-lived intangible asset’s carrying amount and its fair value.

Ritchie Bros.	96

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(q)	Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value assigned to the assets acquired and liabilities assumed in a business combination.

Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of December 31, and between annual tests if indicators of potential impairment exist. The Company has the option of performing a qualitative assessment of a reporting unit to first determine whether the quantitative impairment test is necessary. This involves an assessment of qualitative factors to determine the existence of events or circumstances that would indicate whether it is more likely than not that the carrying amount of the reporting unit to which goodwill belongs is less than its fair value. If the qualitative assessment indicates it is not more likely than not that the reporting unit’s carrying amount is less than its fair value, a quantitative impairment test is not required.

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

(r)	Deferred financing costs

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

(s)	Taxes

Income tax expense represents the sum of current tax expense and deferred tax expense.

Current tax

The current tax expense is based on taxable profit for the period and includes any adjustments to tax payable in respect of previous years. Taxable profit differs from income before income taxes as reported in the consolidated income statement because it excludes (i) items of income or expense that are taxable or deductible in other years and (ii) items that are never taxable or deductible. The Company‘s liability for current tax is calculated using tax rates that have been enacted by the balance sheet date.

Deferred tax

Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are based on temporary differences, which are differences between the accounting basis and the tax basis of the assets and liabilities and non-capital loss, capital loss, and tax credits carryforwards are measured using the enacted tax rates and laws expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credits carryforwards, are recognized to the extent that realization of such benefits is considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that enactment occurs. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is provided.

Ritchie Bros.	97

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(s)	Taxes (continued)

Deferred tax (continued)

Under US GAAP, changes in tax rates and tax law are accounted for in the period of enactment. The 2017 Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. ASC 740, Income Taxes, requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled, which may impact the carrying values of deferred tax assets and liabilities.   The effect of a change in tax law is recorded as a discrete component of the income tax provision related to continuing operations in the period of enactment.  Changes in the valuation allowance assessment due to the 2017 TCJA would also be recorded to continuing operations in the tax provision.

Interest and penalties related to income taxes, including unrecognized tax benefits, are recorded in income tax expense in the income statement.

Liabilities for uncertain tax positions are recorded based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable, and deferred taxes in the period in which the facts that give rise to a revision become known.

(t)	Contingently redeemable non-controlling interest

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

(u)	Earnings per share

Basic earnings per share has been calculated by dividing net income attributable to stockholders by the weighted average number of common shares outstanding. Diluted earnings per share has been calculated after giving effect to outstanding dilutive stock options calculated by adjusting the net income attributable to stockholders and the weighted average number of shares outstanding for all dilutive shares.

(v)	Defined contribution plans

The employees of the Company are members of retirement benefit plans to which the Company matches up to a specified percentage of employee contributions or, in certain jurisdictions, contributes a specified percentage of payroll costs as mandated by the local authorities. The only obligation of the Company with respect to the retirement benefit plans is to make the specified contributions.

Ritchie Bros.	98

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(w)	Advertising costs

Advertising costs are expensed as incurred. Advertising expense is included in costs of services and selling, general and administrative (“SG&A”) expenses on the accompanying consolidated income statements.

(x)	Early adoption of new accounting pronouncements

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

ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments are applied on a prospective basis. Because the amendments reduce the cost and complexity of goodwill impairment testing, the Company early adopted ASU 2017-04 in the first quarter of 2017.

(ii)	In June 2017, the Company adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies that the effects of a modification should be accounted for unless all the following criteria are met:

1.	The fair value (or calculated or intrinsic value, as appropriate) of the modified award is the same as the fair value (or calculated or intrinsic value, as appropriate) of the original award immediately before the modification. The value immediately before and after the modification does not have to be estimated if the modification does affect any of the inputs to the valuation technique used to value the award.

2.	The modified award’s vesting conditions are the same as those of the original award immediately before the modification.

3.	The classification of the modified award as an equity or liability instrument is the same as the original award’s classification immediately before the modification.

Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

(y)	New and amended accounting standards

(i)	Effective January 1, 2017, the Company adopted ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which impacts entities that are issuers of or investors in debt instruments – or hybrid financial instruments determined to have a debt host – with embedded call (put) options. One of the criteria for bifurcating an embedded derivative is assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to those of their debt hosts. The amendments of ASU 2016-06 clarify the steps required in making this assessment for contingent call (put) options that can accelerate the payment of principal on debt instruments. Specifically, ASU 2016-06 requires the call (or put) options to be assessed solely in accordance with a four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the triggering event is related to interest rates or credit risks. The standard was applied on a modified retrospective basis to existing debt instruments as of January 1, 2017. Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Ritchie Bros.	99

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(y)	New and amended accounting standards (continued)

(ii)	Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires an entity to recognize share-based payment (“SBP”) award income tax effects in the consolidated income statement when the awards vest or are settled. Consequently, the requirement for entities to track APIC pools is eliminated. Other amendments include:

•	All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the consolidated income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period. These amendments were applied prospectively.

•	Because excess taxes no longer flow through APIC, when applying the treasury stock method in calculating diluted earnings per share (“EPS”), the assumed proceeds will no longer include any estimated excess taxes.

•	Excess tax benefits increase assumed proceeds, which results in more hypothetical shares being reacquired. The incremental number of dilutive shares for diluted EPS is calculated as the number of shares from the assumed exercise of the stock less the hypothetical shares reacquired. Therefore, removing excess tax benefits from the equation results in fewer hypothetical shares being reacquired, increasing the incremental number of dilutive shares.

•	Excess tax benefits are classified along with other income tax cash flows as an operating activity in the statement of cash flows. The Company elected to apply this amendment prospectively.

•	An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. Since forfeiture rates of the Company’s stock awards have historically been nominal and represent an insignificant assumption used in management’s estimate of the fair value of those awards, the Company has elected to account for forfeitures as they occur. This accounting policy change was applied on a modified retrospective basis and did not have an impact on the Company’s consolidated financial statements.

•	The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. This amendment was applied on a modified retrospective basis.

•	Cash paid by an employer when directly withholding shares for tax-withholding purposes is classified as a financing activity in the statement of cash flows. This amendment was applied prospectively.

Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

(z)	Recent accounting standards not yet adopted

(i)	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, it moves away from the current industry and transaction specific requirements. ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include:

1.	Identifying the contract(s) with the customer,

2.	Identifying the separate performance obligations in the contract,

3.	Determining the transaction price,

4.	Allocating the transaction price to the separate performance obligations, and

5.	Recognizing revenue as each performance obligation is satisfied.

Ritchie Bros.	100

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(z)	Recent accounting standards not yet adopted (continued)

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

In 2015, the Company established a global new revenue accounting standard adoption team, consisting of financial reporting and accounting advisory representatives from across all geographical regions and business operations (the “Team”). The Team developed an adoption framework that continues to be used as guidance in identifying the Company’s significant contracts with customers. In 2016, the Team commenced its analysis, with the initial focus being on the impact of the amendments on accounting for the Company’s straight commission contracts, underwritten (inventory and guarantee) commission contracts, and ancillary service contracts. The Team is currently completing the process of identifying the appropriate changes to the Company’s business processes, systems, and controls required to adopt the amendments based on preliminary findings.

Since its inception, the Team has regularly reported the findings and progress of the adoption project to management and the Audit Committee. Based on these findings and analysis, management has determined that the Company will not early adopt ASU 2014-09. The reason for not early adopting and for electing to use a full retrospective method was primarily due to the Company’s acquisition of IronPlanet on May 31, 2017. Management believes that using a full retrospective method will provide more useful comparative information to financial statement users. The Company also continues to evaluate recently issued guidance on practical expedients as part of the adoption method decision.

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

Ritchie Bros.	101

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(z)	Recent accounting standards not yet adopted (continued)

Presenting most inventory contract revenues gross as a principal selling a tangible product versus net as an agent providing a service will significantly change the face of the Company’s consolidated income statement. Currently, all revenue from inventory sales is presented net of costs within service revenues on the income statement. After ASU 2014-09 is adopted, service revenues will exclude revenue from inventory sales and cost of inventory sold for inventory contracts recorded on a gross basis. Those amounts will instead be presented gross as separate line items on the face of the consolidated income statement in accordance with SEC Regulation S-X Rules 5-03.1 and 5-03.2. Ancillary service and RB Logistical Services revenues will be presented within service revenues, but on a gross basis, with related service presented separately within costs of services.

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

Expected impact to reported results

While continuing to assess all potential impacts of adoption of ASU 2014-09, the Team’s current analysis indicates that the most significant change will be the gross versus net presentation described above. This presentation is expected to increase the amount of revenue reported compared to the current presentation. Presenting these revenues gross as a principal versus net as an agent has no impact on operating income. The Company expects the effects of this change to be as follows:

	As reported			New revenue standard
Year ended December 31,	2017	2016	Year ended December 31,	2017	2016
			Revenue from inventory sales	$346,774	$571,134
			Service revenues	624,417	555,843
Revenues	$610,517	$566,395	Total revenues	971,191	1,126,977
			Cost of inventory sold	(306,498)	(513,348)
Costs of services, excluding depreciation and amortization ("D&A")	(79,013)	(66,062)	Costs of services, excluding D&A	(133,189)	(113,296)
	$531,504	$500,333	Gross profit	$531,504	$500,333

(ii)	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. For short-term leases, defined as those with a term of 12 months or less, the lessee is permitted to make an accounting policy election not to recognize the lease assets and liabilities, and instead recognize the lease expense generally on a straight-line basis over the lease term. The accounting treatment under this election is consistent with current operating lease accounting. No extensive amendments were made to lessor accounting, but amendments of note include changes to the definition of initial direct costs and accounting for collectability uncertainties in a lease.

Ritchie Bros.	102

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(z)	Recent accounting standards not yet adopted (continued)

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

Management continues to perform a detailed inventory and analysis of all the Company’s leases, of which there are approximately 460 operating and 105 finance leases for which the Company is a lessee at the reporting date. The most significant operating leases in terms of the amount of rental charges and duration of the contract are for various auction sites and offices located in North America, Europe, the Middle East, and Asia. However, in terms of the number of leases, the majority consist of leases for computer, automotive, and yard equipment.

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

(iv)	In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking “methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.” ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is only permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Ritchie Bros.	103

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(z)	Recent accounting standards not yet adopted (continued)

(v)	In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The amendments are applied retrospectively on the amendment date. The Company expects the adoption of ASU 2016-15 will result in the $1,302,000 Mascus contingent consideration paid in the second quarter of 2017 to be reclassified from operating to investing cash flows.

(vi)	In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, whose amendments provide a screen to determine when an integrated set of assets and activities does not constitute a business as defined by Topic 805. Specifically, the amendments require that a set is not a business when substantially all the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets. This screen reduces the number of transactions that need to be further evaluated and as such, it is anticipated that more acquisitions will be accounted for as asset acquisitions rather than business combinations. If the screen is not met, the amendments:

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

(vii)	In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which adds clarity around the scope of Subtopic 610-20, the accounting for partial sales of nonfinancial assets, and the identification of, allocation of consideration to, and derecognition of distinct nonfinancial assets. The amendments also define ‘in substance nonfinancial assets’, which are within the scope of Subtopic 610-20, and clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty.

ASU 2017-05 is effective at the same time as ASU 2014-09, which is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in ASU 2017-05 must be applied at the same time as the amendments in ASU 2014-09. Entities may elect to apply these amendments retrospectively to each period presented in the financial statements or using a modified retrospective basis as of the beginning of the fiscal year of adoption. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

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

Judgments, estimates and underlying assumptions are evaluated on an ongoing basis by management, and are based on historical experience and other factors including expectations of future events that are believed to be reasonable under the circumstances. However, existing circumstances and assumptions about future developments may change due to market changes or circumstance and such changes are reflected in the assumptions when they occur. Significant items subject to estimates include purchase price allocations, the carrying amounts of goodwill, the useful lives of long-lived assets, share based compensation, deferred income taxes, reserves for tax uncertainties, and other contingencies.

4.	Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. During the period ended December 31, 2017, the Company continued to integrate its IronPlanet acquisition, which resulted in changes in the basis of organization of the Company, including its leadership structure, sales processes, and management reporting. Most significantly, the Chief Operating Decision Maker (“CODM”) began to assess the performance of the business and allocate resources based on whether the Company’s services are transactional (generating value from the disposition of assets) or non-transactional in nature, and redesigned key metrics accordingly.

These changes resulted in the identification of the following new operating segments as of September 30, 2017:

•	Auctions and Marketplaces (“A&M”) – This is the Company’s only reportable operating segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;

•	Ritchie Bros. Financial Services (“RBFS”) – This is the Company’s financial brokerage service, which is reported within the “other” category; and

•	Mascus – This is the Company’s online listing service, which is reported within the “other” category.

The “other” category also includes results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, Asset Appraisal Services, and Ritchie Bros. Logistical Services.

Ritchie Bros.	105

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

	Year ended December 31, 2017
	A&M	Other	Consolidated
Revenues	$564,298	$46,219	$610,517
Costs of services, excluding D&A	(75,685)	(3,328)	(79,013)
SG&A expenses	(308,874)	(14,396)	(323,270)
Impairment loss	(8,911)	-	(8,911)
Segment profit	$170,828	$28,495	$199,323
Acquisition-related costs			(38,272)
D&A expenses			(52,694)
Gain on disposition of Property, plant and equipment ("PPE")			1,656
Foreign exchange loss			(2,559)
Operating income			$107,454
Other expense, net			(30,060)
Income tax expense			(2,088)
Net income			$75,306

	Year ended December 31, 2016
	A&M	Other	Consolidated
Revenues	$531,826	$34,569	$566,395
Costs of services, excluding D&A	(65,248)	(814)	(66,062)
SG&A expenses	(272,317)	(11,212)	(283,529)
Impairment loss	(28,243)	-	(28,243)
Segment profit	$166,018	$22,543	$188,561
Acquisition-related costs			(11,829)
D&A expenses			(40,861)
Gain on disposition of PPE			1,282
Foreign exchange loss			(1,431)
Operating income			$135,722
Other expense, net			(5,228)
Income tax expense			(36,982)
Net income			$93,512

Ritchie Bros.	106

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

	Year ended December 31, 2015
	A&M	Other	Consolidated
Revenues	$505,865	$10,010	$515,875
Costs of services, excluding D&A	(56,026)	-	(56,026)
SG&A expenses	(249,852)	(4,537)	(254,389)
Segment profit	$199,987	$5,473	$205,460
Acquisition-related costs			(601)
D&A expenses			(42,032)
Gain on disposition of PPE			9,691
Foreign exchange gain			2,322
Operating income			$174,840
Other income, net			1,596
Income tax expense			(37,861)
Net income			$138,575

Certain prior period SG&A expenses have been retrospectively reclassified between the A&M segment and the other category to conform with the current presentation. Details of the reclassifications are as follows:

	At September 30,	At June 30,	At March 31,	December 31,
	2017	2017	2017	2016
A&M SG&A expenses:
As reported	$81,964	$71,199	$67,392	$273,179
Current presentation	81,736	70,977	67,111	272,317
Other SG&A expenses:
As reported	$3,371	$3,178	$3,183	$10,350
Current presentation	3,599	3,400	3,464	11,212

Ritchie Bros.	107

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

The carrying value of goodwill of $649,770,000 has been allocated to A&M and $21,152,000 has been allocated to other. As in prior periods, the CODM does not evaluate the performance of its operating segments based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

As at December 31,	2017	2016
A&M	$649,770	$78,934
Other	21,152	18,603
	$670,922	$97,537

The Company‘s geographic information as determined by the revenue and location of assets, which represents property, plant and equipment is as follows:

	United States	Canada	Europe	Other	Consolidated
Revenues for the year ended:
December 31, 2017	$325,244	$168,928	$68,408	$47,937	$610,517
December 31, 2016	278,198	187,699	52,809	47,689	566,395
December 31, 2015	257,824	166,528	48,419	43,104	515,875

	United States	Canada	Europe	Other	Consolidated
Long-lived assets:
December 31, 2017	$275,628	$116,833	$82,795	$51,325	$526,581
December 31, 2016	282,103	108,693	74,491	49,743	515,030

5.	Revenues

The Company’s revenue from the rendering of services is as follows:

Year ended December 31,	2017	2016	2015
Commissions	$434,672	$424,128	$405,308
Fees	175,845	142,267	110,567
	$610,517	$566,395	$515,875

Net profits on inventory sales included in commissions are:

Year ended December 31,	2017	2016	2015
Revenue from inventory sales	$346,774	$571,134	$555,827
Cost of inventory sold	(306,498)	(513,348)	(511,892)
	$40,276	$57,786	$43,935

Ritchie Bros.	108

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

6.	Operating expenses

Costs of services, excluding D&A

Year ended December 31,	2017	2016	2015
Employee compensation expenses	$35,440	$27,856	$22,855
Buildings, facilities and technology expenses	8,359	7,966	7,179
Travel, advertising and promotion expenses	23,994	23,688	22,150
Other costs of services	11,220	6,552	3,842
	$79,013	$66,062	$56,026

SG&A expenses

Year ended December 31,	2017	2016	2015
Employee compensation expenses	$208,370	$180,929	$166,227
Buildings, facilities and technology expenses	53,151	49,219	41,404
Travel, advertising and promotion expenses	30,440	24,384	22,307
Professional fees	13,522	13,344	12,500
Other SG&A expenses	17,787	15,653	11,951
	$323,270	$283,529	$254,389

Ritchie Bros.	109

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

6.	Operating expenses (continued)

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination, due diligence and integration planning related to the IronPlanet acquisition (note 32), and continuing employment costs that are recognized separately from our business combinations. In the fourth quarter of 2016, the definition of acquisition-related costs was expanded to include continuing employment costs incurred to retain key employees for a specified period of time following a business acquisition. This change was applied retrospectively and resulted in a further reclassification of SG&A expenses to acquisition-related costs.

Year ended December 31,	2017	2016	2015
IronPlanet: (note 32)			$-
Stock option compensation expense (note 28)	$4,752	$-
Legal costs	8,898	3,402
Other acquisition-related costs	21,003	4,800
Mascus: (note 32)
Continuing employment costs	530	954	-
Other acquisition-related costs	22	766	-
Xcira:
Continuing employment costs	1,811	1,111	191
Other acquisition-related costs	-	-	410
Petrowsky: (note 32)
Continuing employment costs	649	350	-
Other acquisition-related costs	4	254	-
Kramer: (note 32)
Continuing employment costs	428	76	-
Other acquisition-related costs	79	116
Other	96	-	-
	$38,272	$11,829	$601

Depreciation and amortization expenses

Year ended December 31,	2017	2016	2015
Depreciation expense	$28,337	$30,983	$35,374
Amortization expense	24,357	9,878	6,658
	$52,694	$40,861	$42,032

During the year ended December 31, 2017, depreciation expense of $1,207,000 (2016: $2,880,000; 2015: $4,340,000) and amortization expense of $11,662,000 (2016: $7,218,000; 2015: $4,680,000) were recorded relating to software.

Ritchie Bros.	110

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

7.	Impairment Loss

Goodwill impairment

The Company performs impairment tests on goodwill on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. Goodwill is tested for impairment at a reporting unit level, which is at the same level or one level below an operating segment. A goodwill impairment loss is recognized when the carrying amount of the reporting unit is greater than its fair value. The goodwill impairment loss is calculated as the excess of the carrying amount of the goodwill over its implied fair value. During the year ended December 31, 2017 there was no goodwill impairment identified.

Goodwill arising from the acquisition of AssetNation, the provider of an online marketplace, was part of the former EquipmentOne reporting unit. During the year ended December 31, 2016, an indicator of impairment was identified with respect to the EquipmentOne reporting unit. The indicator consisted of a decline in actual and forecasted revenue and operating income compared with previously projected results, which was primarily due to the recent performance of the EquipmentOne reporting unit.

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

During the year ended December 31, 2017, management identified indicators of impairment on certain software and software under development intangible assets (the “technology assets”). The indicators consisted of decisions made after the acquisition of IronPlanet that adversely impacted the extent or manner in which certain technology assets would be utilized. As part of its integration activities the Company determined that it was more likely than not that certain technology assets would not be utilized or developed as originally intended and no longer had value. As a result, management performed an impairment test that resulted in the recognition of an impairment loss of $8,911,000 on the technology assets.

At September 30, 2016, for the same reason noted above under the EquipmentOne goodwill impairment test, management determined that there was an indicator that the carrying amount of the long-lived assets arising from our acquisition of AssetNation (the “EquipmentOne long-lived assets”) might not have been recoverable. As such, the Company performed the recoverability test, for which purpose management determined that the asset group to which the EquipmentOne long-lived assets belonged was the EquipmentOne reporting unit.

Based on the results of the long-lived asset impairment test, the Company recorded an impairment loss on the EquipmentOne reporting unit customer relationships of $4,669,000 in the year ended December 31, 2016. In connection with this impairment loss, the Company recorded a deferred tax benefit of $1,798,000 to the income tax provision. The result of this impairment test was reflected in the carrying value of the former EquipmentOne reporting unit prior to the completion of the goodwill impairment test described above.

Ritchie Bros.	111

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

8.	Income taxes

The expense for the year can be reconciled to income before income taxes as follows:

Year ended December 31,	2017	2016	2015
Income before income taxes	$77,394	$130,494	$176,436
Statutory federal and provincial tax rate in Canada	26.00%	26.00%	26.00%
Expected income tax expense	$20,122	$33,928	$45,873
Impairment of goodwill	-	6,129	-
Non-deductible expenses	5,668	3,891	2,579
Non-taxable income	(105)	(624)	-
Sale of capital property	-	-	(1,291)
Changes in the valuation of deferred tax assets	(1,089)	(259)	(5,828)
Different tax rates of subsidiaries operating in foreign jurisdictions	(12,269)	(3,786)	(3,426)
Change in enacted rates	(10,299)	51	307
Change in estimate of deductibility of stock options	(1,557)	-	-
Unrecognized tax benefits	3,291	799	1,362
Benefits of deductible stock options vested and exercised	(1,359)	(1,042)	(666)
Deductions for tax purposes in excess of accounting expenses	(380)	(490)	(232)
Other	65	(1,615)	(817)
	$2,088	$36,982	$37,861

Ritchie Bros.	112

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

8.	Income taxes (continued)

The income tax expense (recovery) consists of:

Year ended December 31,	2017	2016	2015
Canadian:
Current tax expense	$14,245	$30,525	$27,623
Deferred tax expense	(10,192)	(2,068)	1,880
Foreign:
Current tax expense before application of operating loss carryforwards	8,987	12,126	16,707
Tax benefit of operating loss carryforwards	(3,876)	(2,310)	(1,910)
Total foreign current tax expense	5,111	9,816	14,797
Deferred tax expense before adjustment to opening valuation allowance	(6,317)	(1,291)	(273)
Adjustment to opening valuation allowance	(759)	-	(6,166)
Total foreign deferred tax expense	(7,076)	(1,291)	(6,439)
	$2,088	$36,982	$37,861

The foreign provision for income taxes is based on foreign pre-tax earnings of $64,252,000, $25,139,000, and $64,139,000 in 2017, 2016, and 2015, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings. As of December 31, 2017, income taxes have not been provided on a cumulative total of $466,000,000 of such earnings that are not indefinitely reinvested. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $8,600,000. Earnings retained by subsidiaries and equity-accounted investments amount to approximately $469,000,000 in 2017 (2016: $450,000,000; 2015: $411,000,000). The Company accrues withholding and other taxes that would become payable on the distribution of earnings only to the extent that either the Company does not control the relevant entity or it is expected that these earnings will be remitted in the foreseeable future.

Recent Tax Legislation

The TCJA was enacted on December 22, 2017. The TCJA reduces the United States federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and certain other provisions. At December 31, 2017, we have not completed our accounting for the tax effects of the TCJA. However, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We have recognized a provisional amount of $9,734,000, which is included as a component of income tax expense.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred amounts. The provisional amount resulted in a reduction of our net deferred tax liabilities of $10,070,000 and a corresponding deferred income tax benefit in 2017.

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) of controlled foreign affiliates of our US subsidiaries that we previously deferred from US income tax. Upon enactment, there is a one-time deemed repatriation tax on undistributed E&P (the “transition tax”). We recognized tax expense of $336,000 related to the transition tax in 2017.

Ritchie Bros.	113

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

8.	Income taxes (continued)

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities were as follows:

As at December 31,	2017	2016
Deferred tax assets:
Working capital	$9,583	$3,991
Property, plant and equipment	6,495	5,475
Goodwill	1,016	341
Share-based compensation	5,733	3,154
Unused tax losses	50,967	17,790
Other	8,919	8,251
	82,713	39,002
Deferred tax liabilities:
Property, plant and equipment	$(9,779)	$(10,019)
Goodwill	(9,202)	(12,976)
Intangible assets	(54,401)	(11,062)
Other	(8,628)	(2,565)
	(82,010)	(36,622)
Net deferred tax assets	$703	$2,380
Valuation allowance	(14,363)	(10,411)
	$(13,660)	$(8,031)

Certain comparative figures have been reclassified to conform to current year presentation. Details of the reclassifications are as follows:

December 31,
2016
Deferred tax assets
As reported	$19,129
Reclassified to Other non-current assets (note 19)	(10,035)
Current presentation	9,094

Deferred tax liabilities
As reported	$36,387
Reclassified to Other non-current liabilities (note 26)	(19,262)
Current presentation	17,125

Net deferred tax assets (liabilities)
As reported	$(17,258)
Net reclassification detailed above	9,227
Current presentation	(8,031)

Ritchie Bros.	114

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

8.	Income taxes (continued)

At December 31, 2017, the Company had non-capital loss carryforwards that are available to reduce taxable income in the future years. These non-capital loss carryforwards expire as follows:

2018	$510
2019	148
2020	6,267
2021	5,125
2022 and thereafter	199,986
$212,036

The Company has capital loss carryforwards of approximately $11,343,000 in 2017 (2016: $16,564,000) available to reduce future capital gains which carryforward indefinitely.

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

At December 31, 2017, the Company had gross unrecognized tax benefits of $25,910,000 (2016: $19,262,000). Of this total, $13,737,000 (2016: $9,227,000) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

Reconciliation of unrecognized tax benefits:

As at December 31,	2017	2016
Unrecognized tax benefits, beginning of year	$19,262	$15,904
Increases - tax positions taken in prior period	4,426	846
Decreases - tax positions taken in prior period	(124)	-
Increases - tax positions taken in current period	2,346	2,785
Settlement and lapse of statute of limitations	-	(273)
Unrecognized tax benefits, end of year	$25,910	$19,262

Interest expense and penalties related to unrecognized tax benefits are recorded within the provision for income tax expense on the consolidated income statement. At December 31, 2017, the Company had accrued $3,677,000 (2016: $2,695,000) for interest and penalties.

Ritchie Bros.	115

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

8.	Income taxes (continued)

In the normal course of business, the Company is subject to audit by the Canadian federal and provincial taxing authorities, by the U.S. federal and various state taxing authorities and by the taxing authorities in various foreign jurisdictions. Tax years ranging from 2012 to 2017 remain subject to examination in Canada, the United States, Luxembourg, and the Netherlands.

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

On July 12, 2016, the Company completed its acquisition of the NCI. On that date, the Company acquired the NCI holders’ 49% interest in RBFS for total consideration of 57,900,000 Canadian dollars ($44,141,000). The purchase price consisted of cash consideration of 53,900,000 Canadian dollars ($41,092,000) and 4,000,000 Canadian dollars ($3,049,000) representing the acquisition date fair value of contingent consideration payable to the former shareholders of RBFS. The contingent payment is payable if RBFS achieves a specified annual revenue growth rate over a three-year post-acquisition period, and is calculated as a specified percentage of the accumulated earnings of RBFS after the three-year post-acquisition period. The maximum amount payable under the contingent payment arrangement is 10,000,000 Canadian dollars. The Company may pay an additional amount not exceeding 1,500,000 Canadian dollars over a three-year period based on the former NCI holders providing continued management services to RBFS.

Ritchie Bros.	116

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

10.	Earnings per share attributable to stockholders

Basic EPS attributable to stockholders was calculated by dividing the net income attributable to stockholders by the weighted average (“WA”) number of common shares outstanding. Diluted EPS attributable to stockholders was calculated by dividing the net income attributable to stockholders after giving effect to outstanding dilutive stock options and PSUs by the WA number of shares outstanding adjusted for all dilutive securities.

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2017	stockholders	of shares	amount
Basic	75,027	107,044,348	$0.70
Effect of dilutive securities:
PSUs	(152)	353,880	-
Stock options	-	714,923	(0.01)
Diluted	74,875	108,113,151	$0.69

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2016	stockholders	of shares	amount
Basic	91,832	106,630,323	$0.86
Effect of dilutive securities:
PSUs	-	91,997	-
Stock options	-	735,474	(0.01)
Diluted	91,832	107,457,794	$0.85

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2015	stockholders	of shares	amount
Basic	136,214	107,075,845	$1.27
Effect of dilutive securities:
Stock options	-	356,629	-
Diluted	136,214	107,432,474	$1.27

In respect of PSUs awarded under the sign-on grant PSUs and the senior executive and employee PSU plans (described in note 28), performance and market conditions, depending on their outcome at the end of the contingency period, can reduce the number of vested awards to nil or to a maximum of 200% of the number of outstanding PSUs. For the year ended December 31, 2017, nil PSUs to purchase common shares were outstanding but excluded from the calculation of diluted EPS attributable to stockholders as they were anti-dilutive (2016: 173,754; 2015: nil). For the year ended December 31, 2017, stock options to purchase 668,900 common shares were outstanding but excluded from the calculation of diluted EPS attributable to stockholders as they were anti-dilutive (2016: 752,197; 2015: 253,839).

Ritchie Bros.	117

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

11.	Supplemental cash flow information

Year ended December 31,	2017	2016	2015
Trade and other receivables	(19,161)	6,419	12,757
Inventory	(8,557)	26,557	(17,635)
Advances against auction contracts	3,246	(1,012)	20,804
Prepaid expenses and deposits	1,178	(7,443)	(307)
Income taxes receivable	(6,067)	(10,686)	742
Auction proceeds payable	25,783	550	5,151
Trade and other payables	20,552	5,627	(7,654)
Income taxes payable	(3,986)	(8,657)	3,481
Share unit liabilities	(5,421)	4,503	5,397
Other	1,410	(5,176)	2,398
Net changes in operating assets and liabilities	$8,977	$10,682	$25,134

Net capital spending, which consists of property, plant and equipment and intangible asset additions, net of proceeds on disposition of property, plant and equipment, was $34,436,000 for the year ended December 31, 2017 (2016: $29,785,000, 2015: $14,152,000).

Year ended December 31,	2017	2016	2015
Interest paid, net of interest capitalized	$23,360	$5,792	$4,989
Interest received	3,196	1,861	2,657
Net income taxes paid	28,281	54,037	34,661
Non-cash transactions:
Non-cash purchase of property, plant and equipment under capital lease	8,820	3,376	943

As at December 31,	2017	2016	2015
Cash and cash equivalents	$267,910	$207,867	$210,148
Restricted cash:
Current	63,206	50,222	83,098
Non-current	-	500,000	-
Cash, cash equivalents, and restricted cash	$331,116	$758,089	$293,246

On December 21, 2016, the Company completed the offering of $500,000,000 aggregate principal amount of 5.375% senior unsecured notes due January 15, 2025 (note 25). Upon the closing of the offering, the gross proceeds from the offering were deposited in to an escrow account. The funds were released from escrow upon the closing of the acquisition of IronPlanet (note 32).

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

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1:   Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;

● Level 2:   Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

● Level 3:   Unobservable inputs for the asset or liability.

		December 31, 2017		December 31, 2016
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed, recurring:
Cash and cash equivalents	Level 1	$267,910	$267,910	$207,867	$207,867
Restricted cash	Level 1	63,206	63,206	550,222	550,222
Short-term debt (note 25)	Level 2	7,018	7,018	23,912	23,912
Long-term debt (note 25)
Senior unsecured notes	Level 1	487,339	520,000	495,780	509,500
Revolving loans	Level 2	-	-	99,926	99,926
Delayed draw term loans	Level 2	325,553	329,687	-	-

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

Ritchie Bros.	119

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

13.	Trade and other receivables

As at December 31,	2017	2016
Trade receivables	$77,870	$45,317
Consumption taxes receivable	13,592	5,575
Other receivables	643	2,087
	$92,105	$52,979

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. Trade receivables are due for settlement within three to seven days of the date of sale, after which they are interest bearing. Other receivables are unsecured and non-interest bearing.

As at December 31, 2017, there were $5,443,000 of impaired receivables that have been provided for in the balance sheet because they are over six months old, or specific situations where recovering the debt is considered unlikely (December 31, 2016: $6,581,000).

Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. The other classes within trade and other receivables do not contain impaired assets.

14.	Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. During the year ended December 31, 2017, the Company recorded an inventory write-down of $834,000 (2016: $3,084,000; 2015: $480,000).

Of inventory held at December 31, 2017, 99% is expected to be sold prior to the end of March 2018 with the remainder to be sold by the end of April 2018 (December 31, 2016: 93% sold by the end of March 2017 with the remainder sold by the end of June 2017).

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

16.	Prepaid expenses and deposits

As at December 31,	2017	2016
Prepaid expenses	$17,736	$17,926
Refundable deposits	1,954	1,079
	$19,690	$19,005

Ritchie Bros.	120

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

17.	Assets held for sale

Balance, December 31, 2015	$629
Reclassified from property, plant and equipment	237
Disposal	(242)
Site preparation costs	8
Balance, December 31, 2016	$632
Site preparation costs	25
Reclassified from property, plant and equipment	411
Disposal	(484)
Balance, December 31, 2017	$584

As at December 31, 2017, the Company’s assets held for sale consisted of excess auction site acreage located in Denver and Kansas City, United States. Management made the strategic decision to sell this excess acreage to maximize the Company’s return on invested capital. The properties have been actively marketed for sale, and management expects the sales to be completed within 12 months of December 31, 2017. This land belongs to the A&M reportable segment.

During the year ended December 31, 2017, the Company sold excess auction site acreage in Orlando, United States, and Truro, Canada, for net proceeds of $1,084,000 resulting in net gains of $602,000 (2016: $493,000 gain related to the sale of property located in Denver, United States; 2015: $8,485,000 gain related to the sale of property in Edmonton, Canada, and London, Canada).

18.	Property, plant and equipment

As at December 31, 2017	Cost	Accumulated depreciation	Net book value
Land and improvements	$379,546	$(68,706)	$310,840
Buildings	267,334	(103,544)	163,790
Yard and automotive equipment	58,209	(38,126)	20,083
Computer software and equipment	69,718	(60,451)	9,267
Office equipment	25,430	(18,745)	6,685
Leasehold improvements	21,467	(15,090)	6,377
Assets under development	9,539	-	9,539
	$831,243	$(304,662)	$526,581

Ritchie Bros.	121

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

18.	Property, plant and equipment (continued)

As at December 31, 2016	Cost	Accumulated depreciation	Net book value
Land and improvements	$362,283	$(60,576)	$301,707
Buildings	256,168	(91,323)	164,845
Yard and automotive equipment	55,352	(38,560)	16,792
Computer software and equipment	66,265	(57,624)	8,641
Office equipment	22,963	(16,706)	6,257
Leasehold improvements	20,199	(12,541)	7,658
Assets under development	9,130	-	9,130
	$792,360	$(277,330)	$515,030

During the year ended December 31, 2017, interest of $110,000 (2016: $95,000; 2015: $86,000) was capitalized to the cost of assets under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 2.97% (2016: 3.99%; 2015: 6.27%).

Additions during the year include $8,820,000 (2016: $3,376,000; 2015: $943,000) of property, plant and equipment under capital leases.

19.	Other non-current assets

As at December 31,	2017	2016
Tax receivable (note 8)	$12,851	$10,035
Deferred debt issue costs (note 25)	3,768	6,182
Other non-current assets	7,527	4,027
	$24,146	$20,244

20.	Intangible assets

As at December 31, 2017	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$53,566	$(461)	$53,105
Customer relationships	125,234	(9,487)	115,747
Software	110,201	(26,898)	83,303
Software under development	8,939	-	8,939
	$297,940	$(36,846)	$261,094

Ritchie Bros.	122

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

20.	Intangible assets (continued)

As at December 31, 2016	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$5,585	$(50)	$5,535
Customer relationships	25,618	(1,072)	24,546
Software	36,566	(13,116)	23,450
Software under development	18,773	-	18,773
	$86,542	$(14,238)	$72,304

During the year ended December 31, 2017, the Company recognized an impairment loss of $8,911,000 due to the impairment of certain software and software under development (2016: the Company recorded an impairment loss on the Equipment One customer relationships of $4,669,000; 2015: nil) (note 7).

At December 31, 2017, a net carrying amount of $59,380,000 (December 31, 2016: $22,665,000) included in intangible assets was not subject to amortization. During the year ended December 31, 2017, the cost of additions was reduced by $888,000 for recognition of tax credits (2016: $1,094,000; 2015: $1,678,000)

During the year ended December 31, 2017, interest of $281,000 (2016: $356,000; 2015: $772,000) was capitalized to the cost of software under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 3.18% (2016: 4.91%; 2015: 6.39%).

During the year ended December 31, 2017, the weighted average amortization period for all classes of intangible assets was 7.9 years (2016: 8.2 years; 2015: 7.9 years).

As at December 31, 2017, estimated annual amortization expense for the next five years ended December 31 are as follows:

2018	$31,463
2019	29,535
2020	24,141
2021	21,285
2022	19,024
$125,448

21. Goodwill

Balance, December 31, 2015	$91,234
Additions (note 32)	30,794
Impairment loss (note 7)	(23,574)
Foreign exchange movement	(917)
Balance, December 31, 2016	$97,537
Additions	568,936
Foreign exchange movement	4,449
Balance, December 31, 2017	$670,922

Ritchie Bros.	123

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

22.	Equity-accounted investments

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

A condensed summary of the Company's investments in and advances to equity-accounted investees are as follows (in thousands of United States dollars, except percentages):

	Ownership	December 31,	December 31,
	percentage	2017	2016
Cura Classis entities	48%	$4,720	$4,594
Other equity investments	32%	2,688	2,732
		7,408	7,326

As a result of the Company’s investments, the Company is exposed to risks associated with the results of operations of the Cura Classis entities. The Company has no other business relationships with the Cura Classis entities. The Company’s maximum risk of loss associated with these entities is the investment carrying amount.

23.	Trade and other payables

As at December 31,	2017	2016
Trade payables	$77,575	$38,686
Accrued liabilities	55,332	44,775
Social security and sales taxes payable	14,693	14,759
Net consumption taxes payable	10,559	12,631
Share unit liabilities	5,407	10,422
Other payables	987	3,421
	$164,553	$124,694

24.	Deferred compensation arrangement

The Company established a non-qualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) which is available to certain American employees. The Deferred Compensation Arrangement permits the deferral of up to 10% of base salary with the Company matching 100% of such contributions. Employees will receive the benefit, including a return on investment, on termination, retirement or other specified departures. The Company funds the deferred compensation obligations by investing in a non-qualified corporate owned life insurance policy (“COLI”), whereby funds are invested and the account balance fluctuates with the investment returns on those funds.

The expected benefit to be paid on termination of $2,419,000 (2016: $1,838,000) is presented in other non-current liabilities. The cash surrender value of the COLI asset of $2,649,000 (2016: $1,777,000) is classified within other non-current assets, with changes in the deferred compensation liability and COLI asset charged to SG&A expenses (note 6).

Ritchie Bros.	124

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.	Debt

	Carrying amount
As at December 31,	2017	2016
Short-term debt	$7,018	$23,912

Long-term debt:

Revolving loans:
Denominated in Canadian dollars, unsecured, bearing interest at a weighted average rate of 2.380%, due in monthly installments of interest only, with the committed, revolving credit facility available until October 2021	-	69,926
Denominated in United States dollars, unsecured, bearing interest at a weighted average rate of 2.075%, due in monthly installments of interest only, with the committed, revolving credit facility available until October 2021	-	30,000
Delayed draw term loan:
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 3.690%, due in monthly installments of interest only and quarterly installments of principal, with the committed credit facility, available until October 2021	185,143	-
Denominated in United States dollars, secured, bearing interest at a weighted average rate of 3.662%, due in monthly installments of interest only and quarterly installments of principal, with the committed credit facility, available until October 2021	144,544	-
Less: unamortized debt issue costs	(4,134)	-
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(12,661)	(4,220)
	812,892	595,706

Total debt	$819,910	$619,618

Long-term debt:
Current portion	$16,907	$-
Non-current portion	795,985	595,706
	$812,892	$595,706

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

The Company may use the proceeds from the Multicurrency Facilities for general corporate purposes. The amount available pursuant to the Delayed-Draw Facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility. On May 31, 2017, the Company borrowed $325,000,000 under the Delayed-Draw Facility to finance the acquisition of IronPlanet. The Delayed-Draw Facility amortizes in equal quarterly installments in an annual amount of 5% for the first two years and 10% in the third through fifth years, with the balance payable at maturity. Upon the closing of the acquisition the Syndicated Facilities became secured by the assets of the Company and certain of its subsidiaries in Canada and the United States. The Syndicated Facilities may become unsecured again, subject to the Company meeting specified credit rating or leverage ratio conditions.

The Company has incurred debt issue costs of $9,682,000 in connection with the Syndicated Facilities, of which $4,731,000 was allocated to the Multicurrency Facilities and $4,951,000 was allocated to the Delayed-Draw Facility. As the former allocation is not related to specific draws, the costs have been capitalized as other non-current assets and are being amortized over the term of the Syndicated Facilities. For the later allocation, the costs have been capitalized and reduce the carrying value of the delayed draw term loans to which they relate. At December 31, 2017, the Company had unamortized deferred debt issue costs relating to the Multicurrency Facilities of $3,768,000 (December 31, 2016: $6,182,000 relating to the Syndicated Facilities) and unamortized deferred debt issue costs of $4,134,000 relating to the delayed draw term loans.

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

The Company has incurred debt issue costs of $13,945,000 in connection with the offering of the Notes. At December 31, 2017, the Company had unamortized deferred debt issue costs relating to the Notes of $12,661,000 (December 31, 2016: $4,220,000)

Short-term debt at December 31, 2017 is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and have a weighted average interest rate of 2.7% (December 31, 2016: 2.2%).

As at December 31, 2017, principal repayments for the remaining period to the contractual maturity dates are as follows:

Face value
2018	$16,907
2019	25,360
2020	33,814
2021	253,606
2022	-
Thereafter	500,000
$829,687

As at December 31, 2017, the Company had available committed revolving credit facilities aggregating $646,991,000 of which $637,806,000 is available until October 27, 2021.

Ritchie Bros.	126

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.	Other non-current liabilities

As at December 31,	2017	2016
Tax payable (note 8)	$25,958	$19,262
Finance lease obligation - non-current	7,875	3,284
Share unit liabilities	2,865	4,243
Other non-current liabilities	10,075	11,299
	$46,773	$38,088

27.	Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

In the year ended December 31, 2017, there were no common shares repurchased. In 2016 1,460,000 common shares were repurchased at a weighted average (“WA”) share price of $25.16 per common share. The repurchased shares were cancelled on March 15, 2016.

Dividends

Declared and paid

The Company declared and paid the following dividends during the years ended December 31, 2017, 2016, and 2015:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Year ended December 31, 2017:
Fourth quarter 2016	January 23, 2017	$0.1700	February 10, 2017	$18,160	March 3, 2017
First quarter 2017	May 4, 2017	0.1700	May 23, 2017	18,188	June 13, 2017
Second quarter 2017	August 4, 2017	0.1700	August 25, 2017	18,210	September 15, 2017
Third quarter 2017	November 8, 2017	0.1700	November 29, 2017	18,227	December 20, 2017
Year ended December 31, 2016:
Fourth quarter 2015	January 15, 2016	$0.1600	February 12, 2016	$17,154	March 4, 2016
First quarter 2016	May 9, 2016	0.1600	May 24, 2016	17,022	June 14, 2016
Second quarter 2016	August 5, 2016	0.1700	September 2, 2016	18,127	September 23, 2016
Third quarter 2016	November 8, 2016	0.1700	November 28, 2016	18,156	December 19, 2016
Year ended December 31, 2015:
Fourth quarter 2014	January 12, 2015	$0.1400	February 13, 2015	$15,089	March 6, 2015
First quarter 2015	May 7, 2015	0.1400	May 29, 2015	14,955	June 19, 2015
Second quarter 2015	August 6, 2015	0.1600	September 4, 2015	17,147	September 25, 2015
Third quarter 2015	November 5, 2015	0.1600	November 27, 2015	17,149	December 18, 2015

Ritchie Bros.	127

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

27.	Equity and dividends (continued)

Declared and undistributed

In addition to the above dividends, since the end of the year the Directors have recommended the payment of a final dividend of $0.17 cents per common share, accumulating to a total dividend of $18,246,000. The aggregate amount of the proposed final dividend is expected to be paid out of retained earnings on March 9, 2018 to stockholders of record on February 16, 2018. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequence for the Company.

28. Share-based payments

Share-based payments consist of the following compensation costs:

Year ended December 31,	2017	2016	2015
Stock option compensation expense:
SG&A expenses	$8,948	$5,507	$4,001
Acquisition-related costs	4,752	-	-
Share unit expense:
Equity-classified share units	3,529	1,981	-
Liability-classified share units	670	10,512	5,673
Employee share purchase plan -
employer contributions	1,813	1,597	1,332
	$19,712	$19,597	$11,006

Share unit expense and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plans

The Company has three stock option plans that provide for the award of stock options to selected employees, directors and officers of the Company: a) Amended and Restated Stock Option Plan, b) IronPlanet 1999 Stock Plan, and c) IronPlanet 2015 Stock Plan. The IronPlanet 1999 Stock Plan and IronPlanet 2015 Stock Plan were assumed by the Company as part of the acquisition of IronPlanet (note 32).

Stock options are granted with an exercise price equal to the fair market value of the Company‘s common shares at the grant date, with vesting periods ranging from immediate to five years and terms not exceeding 10 years. At December 31, 2017, there were 3,402,481 (December 31, 2016: 4,202,631) shares authorized and available for grants of options under the stock option plans.

Ritchie Bros.	128

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

28.	Share-based payments (continued)

Stock option plans (continued)

Stock option activity for the years ended December 31, 2017, 2016, and 2015 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2014	3,897,791	22.09
Granted	880,706	25.50
Exercised	(1,412,535)	21.11		$9,426
Forfeited	(89,884)	23.10

Outstanding, December 31, 2015	3,276,078	23.40
Granted	1,268,101	24.34
Exercised	(1,081,531)	22.50		$9,380
Forfeited	(95,934)	24.32

Outstanding, December 31, 2016	3,366,714	$24.02
Granted	970,947	31.07
Assumed in acquisition (note 32)	737,358	14.26
Exercised	(444,571)	22.35		$3,762
Forfeited	(170,704)	19.38
Outstanding, December 31, 2017	4,459,744	$24.29	7.5	$17,649
Exercisable, December 31, 2017	1,918,220	$23.02	6.2	$10,894

The options outstanding at December 31, 2017 expire on dates ranging to November 16, 2027. The WA share price of options exercised during the year ended December 31, 2017 was $30.81 (2016: $31.18; 2015: $27.78). The WA grant date fair value of options granted during the year ended December 31, 2017 was $7.22 per option (2016: $4.72; 2015: $5.39).

The compensation expense arising from option grants is amortized over the relevant vesting periods of the underlying options. As at December 31, 2017, the unrecognized stock-based compensation cost related to the non-vested stock options was $6,610,000, which is expected to be recognized over a weighted average period of 2.2 years. Cash received from stock-based award exercises for the year ended December 31, 2017 was $9,935,000 (2016: $24,338,000; 2015: $29,816,000). The actual tax benefit realized for the tax deductions from option exercise of the share based payment arrangements totaled $1,017,000 for the year ended December 31, 2017 (2016: $1,464,000; 2015: $1,150,000).

Ritchie Bros.	129

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

28.	Share-based payments (continued)

Stock option plans (continued)

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2017, 2016, and 2015 are presented in the following table on a weighted average basis:

Year ended December 31,	2017	2016	2015
Risk free interest rate	2.0%	1.2%	1.8%
Expected dividend yield	2.15%	2.66%	2.18%
Expected lives of the stock options	5 years	5 years	5 years
Expected volatility	27.8%	26.5%	26.4%

The fair value of the assumed stock options is estimated on the IronPlanet acquisition date using the Black-Scholes option pricing model. The weighted average fair value of the assumed options was $16.93. The significant assumptions used to estimate the fair value of these assumed stock options are presented in the following table on a weighted average basis:

Year ended December 31,	2017
Risk free interest rate	0.8%
Expected dividend yield	2.19%
Expected lives of the stock options	0.4 years
Expected volatility	32.1%

Ritchie Bros.	130

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

28.	Share-based payments (continued)

Share unit plans

Share unit activity for the years ended December 31, 2017, 2016, and 2015 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		PSUs (1)		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value	Number	value

Outstanding, December 31, 2014	-	$-	-	$-	238,573	$23.38	403,587	$22.32	42,289	$22.33
Granted	-	-	-	-	218,699	24.57	20,528	26.38	29,072	26.07
Vested and settled	-	-	-	-	(6,870)	22.22	(28,887)	22.53	(13,365)	22.34
Forfeited	-	-	-	-	(28,817)	23.23	(62,274)	21.56	-	-

Outstanding, December 31, 2015	-	$-	-	$-	421,585	$24.03	332,954	$22.70	57,996	$24.21
Granted	7,714	31.40	-	-	257,117	23.32	4,543	29.33	17,371	29.41
Transferred to (from) equity awards on modification	257,934	27.34	-	-	(257,934)	23.86	-	-	-	-
Vested and settled	-	-	-	-	(68,683)	23.08	(162,306)	22.23	(1,847)	25.28
Forfeited	(21,680)	27.43	-	-	(40,756)	22.75	(15,182)	22.68	-	-

Outstanding, December 31, 2016	243,968	$27.48	-	$-	311,329	$23.96	160,009	$23.37	73,520	$25.41
Granted	136,073	30.28	125,152	26.93	98,775	31.21	878	32.30	19,967	29.67
Transferred to (from) equity awards on modification	81,533	24.47	-	-	(81,533)	24.66	-	-	-	-
Vested and settled	(27,326)	26.82	-	-	(49,873)	23.64	(156,221)	23.33	-	-
Forfeited	-	-	-	-	(19,457)	26.39	-	-	-	-
Outstanding, December 31, 2017	434,248	$27.83	125,152	$26.93	259,241	$26.38	4,666	$26.42	93,487	$26.32

(1)	Liability-classified PSUs include PSUs awarded under the employee PSU plan and the previous 2013 PSU plan, in place prior to 2015, that are cash-settled and not subject to market vesting conditions.

The total market value of share units vested and released during the year ended December 31, 2017 was $6,521,000 (2016: $4,463,000; 2015: $1,253,000). As at December 31, 2017, the Company had a total share unit liability of $8,274,000 (December 31, 2016: $14,665,000) in respect of share units under the PSU, RSU, and DSU plans described herein. The compensation expense arising from share unit grants is amortized over the relevant vesting periods of the underlying units.

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

Share unit plans (continued)

Senior executive and employee PSU plans (continued)

Prior to May 2, 2016, the Company was only able to settle the PSU awards under the PSU Plans in cash, and as such, both new plans were classified as liability awards. On May 2, 2016 (the “modification date”), the shareholders approved amendments to the PSU Plans, allowing the Company to choose whether to settle the awards in cash or in shares. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) to issue a number of shares equal to the number of units that vest.

Under the first option, the shareholders authorized an unlimited number of open-market purchases of common shares for settlement of the PSUs. Under the second option, the shareholders authorized 1,000,000 shares to be issued for settlement of the PSUs.

On the modification date, the employee PSU plan remained classified as a liability and the senior executive PSU plan awards were reclassified to equity awards, based on the Company’s settlement intentions for each plan which remain unchanged at December 31, 2017. The fair value of the senior executive awards outstanding on the modification date was $27.34. The share unit liability, representing the portion of the fair value attributable to past service, was $2,105,000, which was reclassified to equity on that date. No incremental compensation was recognized as a result of the modification. Unrecognized compensation expense based on the fair value of the senior executive PSU awards on the modification date will be amortized over the remaining service period.

Because the PSUs awarded under the PSU Plans are contingently redeemable in cash in the event of death of the participant, on the modification date, the Company reclassified $2,175,000 to temporary equity, representing the portion of the contingent redemption amount of the senior executive PSU awards as if redeemable on May 2, 2016, to the extent attributable to prior service.

PSUs awarded under the PSU Plans are subject to market vesting conditions. The fair value of the liability-classified PSUs awarded under the employee PSU plan is estimated on the date of grant and at each reporting date using a binomial model.

The significant assumptions used to estimate the fair value of the liability-classified PSUs awarded under the employee PSU plan during 2017 and 2016 are presented in the following table on a weighted average basis:

Year ended December 31,	2017	2016	2015
Risk free interest rate	1.5%	1.2%	1.3%
Expected dividend yield	2.01%	2.40%	2.17%
Expected lives of the PSUs	3 years	3 years	3 years
Expected volatility	28.9%	29.7%	24.4%
Average expected volatility of comparable companies	33.4%	37.0%	32.8%

Risk free interest rate is estimated using Bloomberg’s United States dollar Swap Rate as of the valuation date. Expected dividend yield assumes a continuation of the most recent quarterly dividend payments. Given the limited historical information available for the PSUs, the Company estimated the expected life of PSUs with reference to the expected life of stock options. Stock options have five-year expected lives, whereas PSUs vest after three years. As such, the Company estimates the expected life of the PSUs to equal the three-year vesting period. Expected volatility is estimated from Bloomberg’s volatility surface of the common shares as of the valuation date. The unrecognized share unit expense related to liability-classified PSUs was $3,163,000, which is expected to be recognized over a weighted average period of 1.6 years.

Ritchie Bros.	132

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

28.	Share-based payments (continued)

Share unit plans (continued)

Senior executive and employee PSU plans (continued)

The fair value of the equity-classified PSUs awarded under the senior executive PSU plan is estimated on modification date and on the date of grant using a binomial model. The significant assumptions used to estimate the fair value of the equity-classified PSUs awarded under the senior executive PSU plan during 2017 and 2016 are presented in the following table on a weighted average basis:

Year ended December 31,	2017	2016
Risk free interest rate	1.4%	1.2%
Expected dividend yield	1.92%	2.50%
Expected lives of the PSUs	3 years	3 years
Expected volatility	28.2%	29.9%
Average expected volatility of comparable companies	37.0%	37.0%

As at December 31, 2017, the unrecognized share unit expense related to equity-classified PSUs was $5,280,000, which is expected to be recognized over a weighted average period of 1.7 years.

Sign-on grant PSUs

On August 11, 2014, the Company awarded 102,375 one-time sign-on grant PSUs (the “SOG PSUs”). The SOG PSUs were cash-settled and subject to market vesting conditions related to the Company’s share performance over rolling two, three, four, and five-year periods.

Prior to May 1, 2017, the Company was only able to settle the SOG PSU award in cash, and as such, the plan was classified as a liability award. On May 1, 2017 (the “SOG modification date”), the shareholders approved amendments to the SOG PSU grant, allowing the Company to choose whether to settle the award in cash or in shares. With respect to settling in shares, the new settlement options allow the Company to issue a number of shares equal to the number of units that vest. The shareholders authorized 150,000 shares to be issued for settlement of the PSUs.

On the SOG modification date, the SOG PSU award was reclassified to equity award, based on the Company’s settlement intentions. The weighted average fair value of the SOG PSU award outstanding on the modification date was $24.47. The share unit liability, representing the portion of the fair value attributable to past service, was $1,421,000, which was reclassified to equity on that date. No incremental compensation was recognized as a result of the modification. Unrecognized compensation expense based on the fair value of the SOG PSU award on the modification date will be amortized over the remaining service period.

Because the PSUs awarded under the new plans are contingently redeemable in cash in the event of death of the participant, on the SOG modification date, the Company reclassified $1,803,000 to temporary equity, representing the portion of the contingent redemption amount of the SOG PSUs as if redeemable on May 1, 2017, to the extent attributable to prior service.

Ritchie Bros.	133

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

28.	Share-based payments (continued)

Share unit plans (continued)

Sign-on grant PSUs (continued)

The fair value of the equity-classified SOG PSUs is estimated on SOG modification date and on the date of grant using a binomial model. The significant assumptions used to estimate the fair value of the equity-classified PSUs for the year ended December 31, 2017 are presented in the following table on a weighted average basis:

Year ended December 31,	2017
Risk free interest rate	1.6%
Expected dividend yield	2.54%
Expected lives of the PSU	4 years
Expected volatility	28.6%

RSUs and DSUs

The Company has RSU and DSU plans that were cash-settled and not subject to market vesting conditions.

Prior to November 8, 2017, the Company was only able to settle the RSU awards in cash, and as such, the RSUs were classified as liability awards, which are fair valued on grant date and at each reporting date using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange.  On November 8, 2017 (the “RSU modification date”), the Board of Directors approved amendments to the RSU plans, allowing the Company to choose whether to settle the awards in cash or in shares for new RSUs granted after the RSU modification date.  With respect to settling in shares, the Company has the option to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) to issue a number of shares equal to the number of units that vest, net of any applicable withholding, if any. The Company has registered 300,000 shares to be issued for settlement of the RSUs which will be proposed for shareholder approval at the next annual general meeting. As at December 31, 2017, the unrecognized share unit expense related to equity-classified RSUs was $2,980,000, which is expected to be recognized over a weighted average period of 2.9 years, and the unrecognized share unit expense related to liability-classified RSUs was $37,000, which is expected to be recognized over a weighted average period of 0.8 years.

Fair values of DSUs are estimated on grant date and at each reporting date using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

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

Ritchie Bros.	134

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

29.	Commitments

Commitments for expenditures

As at December 31, 2017, the Company had committed to, but not yet incurred, $1,612,000 in capital expenditures for property, plant and equipment and intangible assets (December 31, 2016: $3,197,000).

Operating lease commitments – the Company as lessee

The Company has entered into commercial leases for various auction sites and offices located in North America, Central America, Europe, the Middle East and Asia. The majority of these leases are non-cancellable. The Company also has further operating leases for computer equipment, certain motor vehicles and small office equipment where it is not in the best interest of the Company to purchase these assets.

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

The future aggregate minimum lease payments under non-cancellable operating leases, excluding reimbursed costs to the lessor, are as follows:

2018	$14,763
2019	12,309
2020	9,604
2021	7,422
2022	5,838
Thereafter	47,818
$97,754

As at December 31, 2017, the total future minimum sublease payments expected to be received under non-cancellable subleases is $1,936,000 (2016: $577,000; 2015 $1,077,000). The lease expenditure charged to earnings during the year ended December 31, 2017 was $21,956,000 (2016: $20,075,000; 2015: $17,367,000).

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

Ritchie Bros.	135

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

29.	Commitments (continued)

Capital lease commitments – the Company as lessee (continued)

As at December 31, 2017, the net carrying amount of computer and yard equipment under capital leases is $10,692,000 (December 31, 2016: $3,968,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

2018	$3,463
2019	3,371
2020	2,407
2021	1,469
2022	595
Thereafter	-
$11,305

Assets recorded under capital leases are as follows:

As at December 31, 2017	Cost	Accumulated depreciation	Net book value
Computer equipment	$8,699	$(3,604)	$5,095
Yard and auto equipment	6,493	(896)	5,597
	$15,192	$(4,500)	$10,692

As at December 31, 2016	Cost	Accumulated depreciation	Net book value
Computer equipment	$8,511	$(4,990)	$3,521
Yard and auto equipment	589	(142)	447
	$9,100	$(5,132)	$3,968

30.	Contingencies

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

At December 31, 2017 there were $12,319,000 of government assets guaranteed under contract, of which 100% is expected to be sold prior to the end of December 31, 2018 (December 31, 2016: $nil).

Ritchie Bros.	136

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

30.	Contingencies (continued)

At December 31, 2017 there were $11,756,000 of industrial assets guaranteed under contract, of which 100% is expected to be sold prior to the end of April 2018 (December 31, 2016: $3,813,000 of which 100% was expected to be sold prior to the end of March 2017).

At December 31, 2017 there were $6,873,000 of agricultural assets guaranteed under contract, of which 100% is expected to be sold prior to the end of April 2018 (December 31, 2016: $11,415,000 of which 100% was expected to be sold prior to the end of July 2017).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

31.	Selected quarterly financial data (unaudited)

The following is a summary of selected quarterly financial information (unaudited):

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2017	Revenues	income	income	income	Basic	Diluted
First quarter	$124,499	$23,597	$10,433	$10,377	$0.10	$0.10
Second quarter	166,186	26,888	17,713	17,635	0.16	0.16
Third quarter	141,047	16,931	10,323	10,261	0.10	0.09
Fourth quarter	178,785	40,038	36,837	36,754	0.34	0.34

			Net	Attributable to stockholders
		Operating	income	Net income	Earnings (loss) per share
2016	Revenues	income	(loss)	(loss)	Basic	Diluted
First quarter	$131,945	$39,174	$29,994	$29,406	$0.28	$0.27
Second quarter	158,805	53,635	40,591	39,710	0.37	0.37
Third quarter	128,876	2,285	(5,000)	(5,137)	(0.05)	(0.05)
Fourth quarter	146,769	40,628	27,927	27,853	0.26	0.26

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2015	Revenues	income	income	income	Basic	Diluted
First quarter	$115,618	$33,019	$24,110	$23,777	$0.22	$0.22
Second quarter	155,477	62,795	45,846	45,083	0.42	0.42
Third quarter	109,318	28,602	21,247	20,825	0.19	0.19
Fourth quarter	135,462	50,424	47,372	46,529	0.43	0.43

Ritchie Bros.	137

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

32.	Business combinations

(a)	IronPlanet acquisition

On May 31, 2017 (the “IronPlanet Acquisition Date”), the Company acquired 100% of the issued and outstanding shares of IronPlanet for a total fair value consideration of $776,474,000. On the acquisition date, cash consideration of $772,706,000 was paid to the former shareholders, vested option holders and warrant holders of IronPlanet. In addition to the cash consideration, non-cash consideration of $2,330,000 was issued attributable to the assumption of outstanding IronPlanet options, $1,771,000 was paid in cash related to customary closing adjustments, and $333,000 was related to settlement of intercompany payable transactions.

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

As part of the acquisition of IronPlanet, the Company assumed IronPlanet’s existing 1999 Stock Plan and 2015 Stock Plan, under the same terms and conditions. The fair value of IronPlanet’s stock options at the date of acquisition was determined using the Black-Scholes pricing model. Of the total fair value, $51,678,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $10,154,000 is made up of two components, 1) $4,752,000 related to acceleration of options upon closing of the transaction, which was immediately recognized in acquisition-related costs, and 2) $5,402,000 related to the remaining unvested options, which will be recognized as compensation expense over the vesting period.

IronPlanet is a leading online marketplace for selling and buying used equipment and other durable assets and an innovative participant in the multi–billion dollar used equipment market. The acquisition expands the breadth and depth of equipment disposition and management solutions the Company can offer its customers.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the IronPlanet Acquisition Date. Goodwill of $568,561,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Ritchie Bros.	138

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

32.	Business combinations (continued)

(a)	IronPlanet acquisition (continued)

IronPlanet provisional purchase price allocation

May 31, 2017
Purchase price	$776,474

Assets acquired:
Cash and cash equivalents	$95,626
Restricted cash	3,000
Trade and other receivables	13,021
Inventory	600
Advances against auction contracts	4,623
Prepaid expenses and deposits	1,645
Income taxes receivable	55
Property, plant and equipment	2,381
Other non-current assets	2,551
Deferred tax assets	1,497
Intangible assets ~	188,000

Liabilities assumed:
Auction proceeds payable	63,616
Trade and other payables	14,511
Deferred tax liabilities	26,959
Fair value of identifiable net assets acquired	207,913
Goodwill acquired on acquisition	$568,561

~	Intangible assets consist of indefinite-lived trade names and trademarks, customer relationships with estimated useful lives of ranging from six to 13 years, and a technology platform with an estimated useful life of 7 years.

The amounts included in the IronPlanet provisional purchase price allocation are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the IronPlanet Acquisition Date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the IronPlanet Acquisition Date, and is dependent upon finalization of income tax liabilities. Adjustments to the preliminary values during the measurement period will be recorded in the operating results of the reporting period in which the adjustments are determined. Changes to the amounts recorded as assets and liabilities will result in a corresponding adjustment to goodwill.

During the period from May 31, 2017 to December 31, 2017, the Company made a revision to certain preliminary estimated fair values of assets acquired and liabilities assumed. A measurement period adjustment between inventory and prepaid expenses was made to revise the classification of certain assets. In addition, a measurement period adjustment for income tax assets and liabilities was made based on the Company’s revised analysis of the income tax liability expected to be settled or realized, which resulted in an increase to goodwill in the amount of $1,151,000.

Ritchie Bros.	139

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

32.	Business combinations (continued)

(a)	IronPlanet acquisition (continued)

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

Contributed revenue and net income

The results of IronPlanet’s operations are included in these consolidated financial statements from the IronPlanet Acquisition Date. IronPlanet contributed revenues of $65,641,000 and net income of $12,413,000 to the Company’s revenues and net income during the year ended December 31, 2017. IronPlanet’s contributed net income includes charges related to amortization of intangible assets acquired.

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

Year ended December 31,	2017	2016
Revenue	$659,861	$676,234
Net income	94,244	24,179
Basic earnings per share	0.88	0.21
Diluted earnings per share	0.87	0.21

The unaudited pro forma net loss for the year ended December 31, 2016 includes an impairment loss on the EquipmentOne reporting unit goodwill of $23,574,000 and an impairment loss on the EquipmentOne reporting unit customer relationships of $4,669,000.

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $34,653,000 for legal fees, stock option compensation expense, and other acquisition-related costs are included in the consolidated income statement for the year ended December 31, 2017 (2016: $8,202,000).

Ritchie Bros.	140

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

32.	Business combinations (continued)

(b)	Kramer acquisition

On November 15, 2016 (the “Kramer Acquisition Date”), the Company purchased the assets of Kramer Auctions Ltd. for cash consideration of Canadian dollar 15,300,000 ($11,361,000) comprised of Canadian dollar 15,000,000 ($11,138,000) paid at acquisition date and Canadian dollar 300,000 ($223,000) deferred payments over three years. In addition to cash consideration, consideration of up to Canadian dollar 2,500,000 ($1,856,000) is contingent on Kramer achieving certain operating performance targets over the three-year period following acquisition. Kramer is a leading Canadian agricultural auction company with strong customer relationships in central Canada. This acquisition is expected to strengthen Ritchie Bros.’ penetration of Canada’s agricultural sector and add key talent to our Canadian Agricultural sales and operations team.

The acquisition was accounted for in accordance with ASC 805 Business Combinations. The assets acquired were recorded at their estimated fair values at the Kramer Acquisition Date. Goodwill of $6,822,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Kramer purchase price allocation

November 15, 2016
Purchase price	$11,138
Deferred purchase note consideration	223
Fair value of contingent consideration	538
Total fair value at Kramer Acquisition Date	11,899

Assets acquired:
Property, plant and equipment	$399
Intangible assets ~	4,678
Fair value of identifiable net assets acquired	5,077
Goodwill acquired on acquisition	$6,822

~	Consists of customer relationships and trade names with estimated useful lives of 10 and three years, respectively.

Assets acquired

At the date of acquisition, the Company determined the fair value of the assets acquired using appropriate valuation techniques.

Goodwill

Kramer is a highly complementary business that will broaden the Company’s base in the agriculture sector in Canada, one of the main drivers generating goodwill.

Contingent consideration

At the date of acquisition, the maximum contingent consideration of Canadian dollar 2,500,000 ($1,856,000) was fair valued at Canadian dollar 725,000 ($538,000). The contingent consideration is based on the cumulative revenue growth during a three-year period ending November 15, 2019. The liability is remeasured on each reporting date at its estimated fair value, which is determined using actual results up to the reporting date and forecasted results over the remainder of the performance period. Changes in the fair value are recognized in other income or expense in the consolidated income statement, as applicable. At December 31, 2017, the Company did not recognize a liability as the estimated fair value of the contingent consideration was nil (December 31, 2016: Canadian dollar 725,000 ($538,000)). In the year ending December 31, 2017 the Company recognized other income of $620,000 (2016: nil) associated with the change in fair value.

Ritchie Bros.	141

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

32.	Business combinations (continued)

(b)	Kramer acquisition (continued)

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $507,000 for continuing employment costs and other acquisition-related costs are included in the consolidated income statement for the year ended December 31, 2017 (2016: $192,000).

Employee compensation in exchange for continued services

The Company may pay an additional amount not exceeding Canadian dollar 1,000,000 ($743,000) over a three-year period based on the continuing employment of four key leaders of Kramer with the Company. The Company paid Canadian dollar 333,000 ($261,000) in this regard during the year ended December 31, 2017 (2016: nil).

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

Ritchie Bros.	142

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

32.	Business combinations (continued)

(c)	Petrowsky acquisition (continued)

Goodwill

Petrowsky is a highly complementary business that will broaden the Company’s base of equipment sellers, one of the main drivers generating goodwill. Petrowsky’s sellers are primarily in the construction and transportation industries, which are also well aligned with the Company’s sector focus.

Contingent consideration

As part of the acquisition, contingent consideration of up to $3,000,000 is payable to Petrowsky if certain revenue growth targets are achieved. The contingent consideration is based on the cumulative revenue growth during a three-year period ending July 31, 2019. The liability is remeasured on each reporting date at its estimated fair value, which is determined using actual results up to the reporting date and forecasted results over the remainder of the performance period. Changes in the fair value are recognized in other income or expense in the consolidated income statement, as applicable. In the year ending December 31, 2017, the Company recognized other income of $1,457,000 (2016: nil) associated with the change in fair value. At December 31, 2017, the Company did not recognize a liability as the estimated fair value of the contingent consideration was nil (December 31, 2016: $1,433,000).

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $653,000 for continuing employment and other acquisition-related costs are included in the consolidated income statement for the year ended December 31, 2017 (2016: $604,000).

Transactions recognized separately from the acquisition of assets and assumptions of liabilities (continued)

Employee compensation in exchange for continued services

As noted above, $750,000 was paid on the Petrowsky Acquisition Date in exchange for the continuing services of certain key employees. In addition, the Company may pay an amount not exceeding $1,000,000 over a three-year period, payable in equal annual installments, on the anniversary date of the acquisition based on the founder of Petrowsky’s continuing employment with the Company. The Company paid $333,000 in this regard during the year ended December 31, 2017 (2016: nil).

(d)	Mascus acquisition

On February 19, 2016 (the “Mascus Acquisition Date”), the Company acquired 100% of the issued and outstanding shares of Mascus for cash consideration of €26,553,000 ($29,580,000). In addition to cash consideration, consideration of up to €3,198,000 ($3,563,000), of which €1,215,000 ($1,302,000) has been paid, is contingent on Mascus achieving certain operating performance targets over the three-year period following acquisition. Mascus is based in Amsterdam and provides an online equipment listing service for used heavy machines and trucks. The acquisition expands the breadth and depth of equipment disposition and management solutions the Company can offer its customers.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the Mascus Acquisition Date. Goodwill of $19,664,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Ritchie Bros.	143

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

32.	Business combinations (continued)

(d)	Mascus acquisition (continued)

Mascus purchase price allocation

February 19, 2016
Purchase price	$29,580
Fair value of contingent consideration	3,431
Non-controlling interests (1)	596
Total fair value at Mascus Acquisition Date	33,607

Fair value of assets acquired:
Cash and cash equivalents	$1,457
Trade and other receivables	1,290
Prepaid expenses	528
Property, plant and equipment	104
Intangible assets (2)	14,817

Fair value of liabilities assumed:
Trade and other payables	1,533
Other non-current liabilities	37
Deferred tax liabilities	2,683
Fair value of identifiable net assets acquired	13,943
Goodwill acquired on acquisition	$19,664

(1)	The Company acquired 100% of Mascus and within the Mascus group of entities there were two subsidiaries that were not wholly-owned, one domiciled in the United States and one domiciled in Denmark. As such, the Company acquired non-controlling interests. The fair value of each non-controlling interest was determined using an income approach based on cash flows of the respective entities that were attributable to the non-controlling interest. On May 27, 2016, Ritchie Bros. Holdings (America) Inc. acquired the remaining issued and outstanding shares of the Mascus subsidiary domiciled in the United States for cash consideration of $226,000.

(2)	Intangible assets consist of customer relationships with estimated useful lives of 17 years, indefinite-lived trade names, and software assets with estimated useful lives of five years.

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

Ritchie Bros.	144

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

32.	Business combinations (continued)

(d)	Mascus acquisition (continued)

Contingent consideration

At the date of acquisition, the maximum contingent consideration of €3,198,000 ($3,563,000) was fair valued at €3,080,000 ($3,431,000). The consideration is contingent upon the achievement of certain operating performance targets during the three-year period following acquisition and is due in three instalments, each occurring after the end of the respective 12-month performance period. During the year ended December 31, 2017 after having achieved certain first performance period targets, the Company made the first instalment payment of €1,215,000 ($1,302,000). The remaining liability is remeasured on each reporting date at its estimated fair value, which is determined using actual results up to the reporting date and forecasted results over the remainder of the performance period. Changes in the fair value are recognized in other income or expense in the consolidated income statement, as applicable. At December 31,2017 the estimated fair value of the contingent consideration was €1,879,000 ($2,255,000) (December 31, 2016: €3,080,000 ($3,431,000)). During the year ended December 31, 2017 the Company recognized €28,000 ($33,000) in other income associated with the change in fair value (2016: nil).

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

Acquisition-related costs

Expenses totalling $552,000 for continuing employments costs and other acquisition-related costs are included in the consolidated income statement for the year ended December 31, 2017 (2016: $1,720,000).

Employee compensation in exchange for continued services

The Company may pay additional amounts not exceeding €1,625,000 ($1,849,000) over a three-year period ending February 19, 2019 based on key employees’ continuing employment with Mascus. The Company paid €393,000 ($419,000) in this regard during the year ended December 31, 2017 (2016: nil).

Ritchie Bros.	145

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

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

The Company closed the IronPlanet Acquisition on May 31, 2017, and IronPlanet’s total assets and revenues constituted 41% and 11%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the period ended December 31, 2017. As the Acquisition occurred in the second quarter of 2017, we excluded the internal control over financial reporting of IronPlanet from the scope of our assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.

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

Ritchie Bros.	146

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on its assessment under the framework in COSO, management has concluded that internal control over financial reporting was effective as of December 31, 2017.

The Company closed the IronPlanet Acquisition on May 31, 2017, and IronPlanet’s total assets and revenues constituted 42% and 11% respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the period ended December 31, 2017. As the Acquisition occurred in the second quarter of 2017, we excluded the internal control over financial reporting of IronPlanet from the scope of our assessment of the effectiveness of the Company’s internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	147

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ritchie Bros. Auctioneers Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Ritchie Bros. Auctioneers Incorporated (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Ritchie Bros. Auctioneers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IronPlanet which is included in the 2017 consolidated financial statements of Ritchie Bros. Auctioneers Incorporated and constituted 42% of total assets as of December 31, 2017 and 11% of revenues for the year then ended. Our audit of internal control over financial reporting of Ritchie Bros. Auctioneers Incorporated also did not include an evaluation of the internal control over financial reporting of IronPlanet.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated 26 February 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

148

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chartered Professional Accountants

Vancouver, Canada
February 26, 2018

149

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this Item is incorporated by reference to our definitive Proxy Statement for our 2018 Annual and Special Meeting of Shareholders, to be filed within 120 days of December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2018 Proxy Statement”).

ITEM 11:	EXECUTIVE COMPENSATION

The information responsive to this Item is incorporated by reference to our 2018 Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this Item is incorporated by reference to our 2018 Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this Item is incorporated by reference to our 2018 Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this Item is incorporated by reference to our 2018 Proxy Statement.

Ritchie Bros.	150

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with this Report:

1.	FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

None.

3.	EXHIBITS

The exhibits listed in (b) below are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

(b)	Exhibits:

Exhibit
Number	Document
2.1*	Agreement and Plan of Merger, dated August 29, 2016, by and among the Company, Topaz Mergersub, Inc., IronPlanet, and Fortis Advisors LLC (as representative of the indemnifying securityholders thereunder) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 31, 2016)
3.1	Articles of Amalgamation and Amendments (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
3.2	Amended and Restated By-law No. 1 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K furnished on February 27, 2015)
4.1	Shareholder Rights Plan Agreement dated as of February 22, 2007, between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
4.2	Amending Agreement dated April 5, 2007 between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
4.3	Indenture, dated as of December 21, 2016, among the Company, the guarantors party thereto and US Bank National Association, as trustee, relating to the Company’s 5.375% Senior Notes due 2025 (includes form of note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2016)
10.1#	Amended and Restated Stock Option Plan, dated May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)
10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

Ritchie Bros.	151

10.3#	Stock Option Agreement between Ritchie Bros. Auctioneers Incorporated and Ravichandra Saligram, dated August 11, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.4#	Amended and Restated Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.5#	Non-Executive Director Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.6#	Amended and Restated Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on November 9, 2017)
10.7#	Form of Restricted Share Unit Grant Agreement for Amended and Restated Senior Executive Restricted Share Unit Plan
10.8#	Form of Restricted Share Unit Special Grant Agreement for Amended and Restated Senior Executive Restricted Share Unit Plan
10.9#	Amended and Restated Employee Restricted Share Unit Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on November 9, 2017)
10.10#	Form of Restricted Share Unit Grant Agreement for Amended and Restated Employee Restricted Share Unit Plan
10.11#	Amended and Restated Non-Executive Director Deferred Share Unit Plan
10.12#	Performance Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.13#	Performance Share Unit Grant Agreement between Ritchie Bros. Auctioneers Incorporated and Ravichandra Saligram, dated August 11, 2014 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.14#	Amendment No. 1 to Grant Agreement and Amendment No. 1 to Performance Share Unit Plan, dated May 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.15#	Executive Nonqualified Excess Plan (United States 10/10 Program) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.16#	Canada and All Non-United States Locations: 10/10 Compensation Arrangement (Canada 10/10 Program) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.17#	Senior Executive Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.18#	Form of Performance Share Unit Grant Agreement for Senior Executive Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.19#	Employee Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.20#	Form of Performance Share Unit Grant Agreement for Employee Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.21#	1999 Employee Stock Purchase Plan (as amended December 14, 2017)

Ritchie Bros.	152

10.22#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Ravichandra Saligram, dated June 16, 2014 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.23#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Jim Barr, dated November 3, 2014 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.24#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Karl Werner, dated January 1, 2015 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.25#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Todd Wohler, dated January 6, 2015 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.26#	Amendment to Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Todd Wohler, dated January 20, 2015 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.27#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Randy Wall, dated December 19, 2014 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.28#	Employment Agreement between Ritchie Bros. Auctioneers Incorporated and Kieran Holm, dated January 1, 2015 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.29#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Darren Watt, dated May 25, 2015 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.30#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Sharon Driscoll, dated May 20, 2015 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.31#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Ramon Millan, dated November 19, 2015 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.32#	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.33#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.34	Lease Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.35	Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.36	Pre-Handover Occupancy Rental Agreement and Amendment to Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated November 25, 2009 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

Ritchie Bros.	153

10.37	Lease Modification Agreement with Great-West Life Assurance Company and London Life Insurance Company dated February 12, 2010 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.38	Lease Confirmation and Amendment to Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated May 6, 2010 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.39#	Summary of Short-term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.40#	Amendment to Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Sharon Driscoll, dated February 26, 2016 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on February 21, 2017)
10.41#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Marianne Marck, dated February 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)
10.42**	Strategic Alliance and Remarketing Agreement, entered into as of August 29, 2016, by and between the Company, IronPlanet, Inc. and Caterpillar, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016)
10.43	Amended and Restated Commitment Letter, dated September 16, 2016, from Goldman Sachs Bank USA and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016)
10.44	Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 4, 2016)
10.45	First Amendment, dated as of January 17, 2017, to Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 21, 2017)
10.46#	IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.47#	Form of Stock Option Agreement for IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.48#	IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.49#	Form of Stock Option Agreement for IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.50#	Form of Ritchie Bros. Auctioneers Incorporated Stock Option Assumption Notice (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.51#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Douglas Feick, dated August 29, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)

Ritchie Bros.	154

10.52#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and James Jeter, dated August 28, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
21.1	List of Company Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission.

ITEM 16:	FORM 10-K SUMMARY

Not applicable.

Ritchie Bros.	155

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Date: February 26, 2018	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ravichandra K. Saligram	Chief Executive Officer (principal executive officer)	February 26, 2018
Ravichandra K. Saligram

By:	/s/ Sharon R. Driscoll	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2018
Sharon R. Driscoll

By:	/s/ Beverley A. Briscoe	Chair of the Board	February 26, 2018
Beverley A. Briscoe

By:	/s/ Robert G. Elton	Director	February 26, 2018
Robert G. Elton

By:	/s/ Erik Olsson	Director	February 26, 2018
Erik Olsson

By:	/s/ Eric Patel	Director	February 26, 2018
Eric Patel

By:	/s/ Edward B. Pitoniak	Director	February 26, 2018
Edward B. Pitoniak

By:	/s/ Sarah Raiss	Director	February 26, 2018
Sarah E. Raiss

By:	/s/ Christopher Zimmerman	Director	February 26, 2018
Christopher Zimmerman

By:	/s/ Amy Guggenheim Skenkan	Director	February 26, 2018
Amy Guggenheim Skenkan

By:	/s/ Kim Fennell	Director	February 26, 2018
Kim Fennell

Ritchie Bros.	156