Form 10-Q
period 2018-03-31
RITCHIE BROS AUCTIONEERS INC
filed 2018-05-10
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 107,769,787 common shares, without par value, outstanding as of May 9, 2018.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended March 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1:         CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

Three months ended March 31,	2018	2017
Revenues:
Service revenues	$176,016	$123,379
Revenue from inventory sales	84,162	76,048
Total revenues	260,178	199,427

Operating expenses:
Costs of services	36,657	24,340
Cost of inventory sold	75,791	63,401
Selling, general and administrative expenses	97,470	70,575
Acquisition-related costs	1,633	8,627
Depreciation and amortization expenses	16,191	10,338
Gain on disposition of property, plant and equipment	(345)	(721)
Foreign exchange gain	(92)	(730)
Total operating expenses	227,305	175,830
Operating income	32,873	23,597

Interest expense	(11,310)	(8,133)
Other income, net	913	2,284
Income before income taxes	22,476	17,748
Income tax expense (recovery):
Current income tax expense	4,004	7,488
Deferred income tax expense (recovery)	1,265	(173)
Income tax expense	5,269	7,315

Net income	$17,207	$10,433

Net income attributable to:
Stockholders	$17,138	$10,377
Non-controlling interests	69	56
Net income	$17,207	$10,433

Earnings per share attributable to stockholders:
Basic	$0.16	$0.10
Diluted	$0.16	$0.10

Weighted average number of shares outstanding:
Basic	107,355,381	106,851,595
Diluted	108,643,897	107,788,949

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

Three months ended March 31,	2018	2017

Net income	$17,207	$10,433
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	4,907	7,440

Total comprehensive income	$22,114	$17,873

Total comprehensive income attributable to:
Stockholders	22,033	17,813
Non-controlling interests	81	60
	$22,114	$17,873

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets

Cash and cash equivalents	$278,944	$267,910
Restricted cash	62,414	63,206
Trade and other receivables	182,157	92,105
Inventory	34,350	38,238
Other current assets	30,657	27,026
Assets held for sale	251	584
Income taxes receivable	17,515	19,418
Total current assets	606,288	508,487

Property, plant and equipment	522,871	526,581
Equity-accounted investments	6,915	7,408
Other non-current assets	26,807	24,146
Intangible assets	259,052	261,094
Goodwill	674,097	670,922
Deferred tax assets	19,934	18,674
Total assets	$2,115,964	$2,017,312

Liabilities and Equity

Auction proceeds payable	$303,416	$199,245
Trade and other payables	170,777	164,553
Income taxes payable	2,021	732
Short-term debt	5,861	7,018
Current portion of long-term debt	9,264	16,907
Total current liabilities	491,339	388,455

Long-term debt	771,030	795,985
Other non-current liabilities	44,857	46,773
Deferred tax liabilities	34,712	32,334
Total liabilities	1,341,938	1,263,547

Contingencies
Contingently redeemable performance share units	16,576	9,014
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 107,471,895 (December 31, 2017: 107,269,783)	144,387	138,582
Additional paid-in capital	44,327	41,005
Retained earnings	601,205	602,609
Accumulated other comprehensive loss	(37,619)	(42,514)
Stockholders' equity	752,300	739,682
Non-controlling interest	5,150	5,069
Total shareholders' equity	757,450	744,751
Total liabilities and equity	$2,115,964	$2,017,312

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
	shares	Amount	("APIC")	earnings	income (loss)	("NCI")	equity	("PSUs")
Balance, December 31, 2017	107,269,783	$138,582	$41,005	$602,609	$(42,514)	$5,069	$744,751	$9,014
Net income	-	-	-	17,138	-	69	17,207	-
Other comprehensive income	-	-	-	-	4,895	12	4,907	-
	-	-	-	17,138	4,895	81	22,114	-
Stock option exercises	202,112	5,805	(1,492)	-	-	-	4,313	-
Stock option compensation expense	-	-	2,343	-	-	-	2,343	-
Modification of PSUs	-	-	703	(134)	-	-	569	6,132
Equity-classified PSU expense	-	-	1,678	-	-	-	1,678	1,357
Equity-classified PSU dividend equivalents	-	-	90	(200)	-	-	(110)	110
Change in fair value of contingently redeemable PSUs	-	-	-	37	-	-	37	(37)
Cash dividends paid	-	-	-	(18,245)	-	-	(18,245)	-

Balance, March 31, 2018	107,471,895	$144,387	$44,327	$601,205	$(37,619)	$5,150	$757,450	$16,576

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Three months ended March 31,	2018	2017
Cash provided by (used in):
Operating activities:
Net income	$17,207	$10,433
Adjustments for items not affecting cash:
Depreciation and amortization expenses	16,191	10,338
Stock option compensation expense	2,343	1,311
Equity-classified PSU expense	3,035	1,012
Amortization of debt issuance costs	1,066	445
Other, net	2,131	(1,042)
Net changes in operating assets and liabilities	25,265	112,045
Net cash provided by operating activities	67,238	134,542
Investing activities:
Property, plant and equipment additions	(2,564)	(1,863)
Intangible asset additions	(7,034)	(5,664)
Proceeds on disposition of property, plant and equipment	1,066	1,505
Other, net	(4,674)	-
Net cash used in investing activities	(13,206)	(6,022)
Financing activities:
Dividends paid to stockholders	(18,245)	(18,160)
Dividends paid to NCI	-	(41)
Issuances of share capital	4,313	3,412
Proceeds from short-term debt	308	1,219
Repayment of short-term debt	(1,754)	(1,009)
Repayment of long-term debt	(29,237)	-
Repayment of finance lease obligations	(802)	(438)
Other, net	-	(48)
Net cash used in financing activities	(45,417)	(15,065)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	1,627	3,336
Increase	10,242	116,791
Beginning of period	331,116	758,089
Cash, cash equivalents, and restricted cash, end of period	$341,358	$874,880

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

1.	Summary of significant accounting policies

Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”) provide global asset management and disposition services, offering customers end-to-end solutions for buying and selling used industrial equipment and other durable assets through its live unreserved auctions, online reserved and unreserved marketplaces, listing services, and private brokerage services. Ritchie Bros. Auctioneers Incorporated is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”).

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

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b) Revenue recognition

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the full retrospective method, which included restating prior years for comparative amounts. This new accounting policy resulted in a change in the financial statement presentation only on the income statement, as described in Note 1(i) New and amended accounting standards in this Quarterly Report on Form 10-Q.

Revenues are comprised of:

•	Service revenues, including the following:

i.	Revenue from auction and marketplace (“A&M”) activities, including commissions earned at our live and online auctions where we act as an agent for consignors of equipment and other assets, and various auction-related fees, including listing and buyer transaction fees; and

ii.	Other services revenues, including revenues from listing services, refurbishment, logistical services, financing, appraisal fees and other ancillary service fees; and

•	Revenue from inventory sales

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, or upon completion of the performance obligation, in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For live event-based auctions or online auctions, revenue is recognized when the auction sale is complete and the Company has determined that the sale proceeds are collectible. Revenue is measured at the fair value of the consideration received or receivable and is shown net of value-added tax and duties.

Ritchie Bros.	6

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

1.	Summary of significant accounting policies (continued)

(b) Revenue recognition (continued)

Service revenues

Commissions from sales at the Company’s auctions represent the percentage earned by the Company on the gross proceeds from equipment and other assets sold at auction. The majority of the Company’s commissions are earned as a pre-negotiated fixed rate of the gross selling price. Other commissions from sales at the Company’s auctions are earned from underwritten commission contracts, when the Company guarantees a certain level of proceeds to a consignor.

The Company accepts equipment and other assets on consignment stimulating buyer interest through professional marketing techniques, and matches sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering an item for sale on its online marketplaces, the Company also performs inspections.

Following the sale of the item, the Company invoices the buyer for the purchase price of the asset, taxes, and, if applicable, the buyer transaction fee, collects payment from the buyer, and remits the proceeds, net of the seller commissions, applicable taxes, and applicable fees. Commissions are calculated as a percentage of the hammer price of the property sold at auction. Fees are also charged to sellers for listing and inspecting equipment. Other revenues earned in the process of conducting the Company’s auctions include administrative, documentation, and advertising fees.

On the fall of the auctioneer’s hammer, the highest bidder becomes legally obligated to pay the full purchase price, which is the hammer price of the property purchased and the seller is legally obligated to relinquish the property in exchange for the hammer price less any seller’s commissions. Commission and fee revenues are recognized on the date of the auction sale upon the fall of the auctioneer’s hammer.

Under the standard terms and conditions of its auction sales, the Company is not obligated to pay a consignor for property that has not been paid for by the buyer, provided the property has not been released to the buyer. If the buyer defaults on its payment obligation, also referred to as a collapsed sale, the sale is cancelled in the period in which the determination is made, and the property is returned to the consignor or placed in a later event-based or online auction. Historically cancelled sales have not been material.

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

Ritchie Bros.	7

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

1.	Summary of significant accounting policies (continued)

(b) Revenue recognition (continued)

Underwritten commission contracts can take the form of guarantee contracts. Guarantee contracts typically include a pre-negotiated percentage of the guaranteed gross proceeds plus a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, commission is reduced; if proceeds are sufficiently lower, the Company can incur a loss on the sale. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is completed. If a loss relating to a guarantee contract held at the period end to be sold after the period end is known or is probable and estimable at the financial statement reporting date, the loss is accrued in the financial statements for that period. The Company’s exposure from these guarantee contracts fluctuates over time.

Other services revenue also includes fees for refurbishment, logistical services, financing, appraisal fees and other ancillary service fees. Fees are recognized in the period in which the service is provided to the customer.

Revenue on inventory sales

Underwritten commission contracts can take the form of inventory contracts. Revenues related to inventory contracts are recognized in the period in which the sale is completed, title to the property passes to the purchaser and the Company has fulfilled any other obligations that may be relevant to the transaction. In its role as auctioneer, the Company auctions its inventory to equipment buyers through the auction process. Following the sale of the item, the Company invoices the buyer for the purchase price of the asset, taxes, and, if applicable, the buyer transaction fee, and collects payment from the buyer.

On the fall of the auctioneer’s hammer, the highest bidder becomes legally obligated to pay the full purchase price, which is the hammer price of the property purchased. Title to the property is transferred in exchange for the hammer price, and if applicable, the buyer transaction fee plus applicable taxes.

(c) Cost of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenues, and earning other fee revenues. Direct expenses include direct labour, buildings and facilities charges, and travel, advertising and promotion costs.

Costs of services incurred to earn online marketplace revenues in addition to the costs listed above also include inspection costs. Inspections are generally performed at the seller’s physical location. The cost of inspections includes payroll costs and related benefits for the Company’s employees that perform and manage field inspection services, the related inspection report preparation and quality assurance costs, fees paid to contractors who perform field inspections, related travel and incidental costs for the Company’s inspection service organization, and office and occupancy costs for its inspection services personnel. Costs of earning online marketplace revenues also include costs for the Company’s customer support, online marketplace operations, logistics, title and lien investigation functions, and lease and operations costs related to the Company’s third-party data centers at which its websites are hosted.

Costs of services incurred in earning other fee revenues include direct labour (including commissions on sales), software maintenance fees, and materials. Costs of services exclude depreciation and amortization expenses.

(d) Cost of inventory sold

Cost of inventory sold represents the purchase price of assets sold for the Company’s own account and is determined using a specific identification basis.

Ritchie Bros.	8

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

1.	Summary of significant accounting policies (continued)

(e) Share-based payments

The Company classifies a share-based payment award as an equity or liability payment based on the substantive terms of the award and any related arrangement.

Equity-classified share-based payments

The Company has three stock option compensation plans that provide for the award of stock options to selected employees, directors and officers of the Company. The cost of options granted is measured at the fair value of the underlying option at the grant date using the Black-Scholes option pricing model. The Company also has a senior executive PSU plan and an employee PSU plan that provides for the award of PSUs to certain senior executives and employees, respectively, of the Company. The Company has the option to settle certain share unit awards in cash or shares and expects to settle them in shares. The cost of PSUs granted is measured at the fair value of the underlying PSUs at the grant date using a binomial model.

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

PSUs awarded under the senior executive and employee PSU plans (described in note 17) are contingently redeemable in cash in the event of death of the participant. The contingently redeemable portion of the senior executive and employee PSU awards, which represents the amount that would be redeemable based on the conditions at the date of grant, to the extent attributable to prior service, is recognized as temporary equity. The balance reported in temporary equity increases on the same basis as the related compensation expense over the service period of the award, with any excess of the temporary equity value over the amount recognized in compensation expense charged against retained earnings. In the event it becomes probable an award is going to become eligible for redemption by the holder, the award would be reclassified to a liability award.

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

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 17. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

Ritchie Bros.	9

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

1.	Summary of significant accounting policies (continued)

(e) Share-based payments

Liability-classified share-based payments (continued)

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

(f) Inventories

Inventory consists of equipment and other assets purchased for resale in an upcoming live on site auction or online marketplace event. The Company purchases inventory for resale through a competitive process where the consignor has determined this to be the preferred method of disposition through the auction process. In addition, certain jurisdictions require auctioneers to hold title to assets and facilitate title transfer on sale. Inventory is valued at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation. The significant elements of cost include the acquisition price of the inventory and make-ready costs to prepare the inventory for sale that are not selling expenses. Write-downs to the carrying value of inventory are recorded in cost of inventory sold on the consolidated income statement.

(g) Impairment of long-lived and indefinite-lived assets

Long-lived assets, comprised of property, plant and equipment and intangible assets subject to amortization, are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows. An impairment loss is recognized when the carrying value of the assets or asset groups is greater than the future projected undiscounted cash flows. The impairment loss is calculated as the excess of the carrying value over the fair value of the asset or asset group. Fair value is based on valuation techniques or third-party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values.

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

Ritchie Bros.	10

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

1.	Summary of significant accounting policies (continued)

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

If a quantitative impairment test is required, the procedure is to identify potential impairment by comparing the reporting unit’s fair value with its carrying amount, including goodwill. The reporting unit’s fair value is determined using various valuation approaches and techniques that involve assumptions based on what the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. An impairment loss is recognized as the difference between the reporting unit’s carrying amount and its fair value. If the difference between the reporting unit’s carrying amount and fair value is greater than the amount of goodwill allocated to the reporting unit, the impairment loss is restricted by the amount of the goodwill allocated to the reporting unit.

(i) New and amended accounting standards

(i)	Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company implemented the new standard using a full retrospective method, in order to provide more useful comparative information to financial statement users.

The primary impact of the adoption of ASU 2014-09 is the change in the presentation of revenue from inventory, ancillary service, and logistical services contracts on a gross basis as a principal versus net as an agent. This is due to the new standard requiring an entity to determine whether the entity controls the specified good or service before transfer to the customer, with the entity being principal in these transactions. Prior to adopting ASU 2014-09, an entity evaluated indicators to determine if it was a principal or agent. As the Company determined that it controls the inventory and provision of ancillary and logistical services before transfer to its customers, the Company concluded that it was acting as a principal rather than an agent. As a result of adoption of the new accounting standard there was no impact on the timing of recognition of revenue, operating income, net income, or on the consolidated balance sheet or consolidated statement of cash flows.

Presenting revenue from inventory sale on a gross basis as a principal selling a tangible product versus net as an agent providing a service significantly changes the face of the Company’s consolidated income statement in two primary ways:

1)	Prior to the adoption of ASU 2014-09, all revenue from inventory sales were presented net of costs within service revenues on the income statement. With the adoption of ASU 2014-09, the Company has presented separately revenue from inventory sales and service revenue and accordingly service revenues excludes revenue from inventory sales and cost of inventory sold. Those amounts are now presented gross as separate line items on the face of the consolidated income statement; and

2)	Ancillary and logistical service revenues are presented within service revenues, now on a gross basis, with the related costs of services presented separately within costs of services.

Ritchie Bros.	11

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

1.	Summary of significant accounting policies (continued)

(i)	New and amended accounting standards (continued)

Impact to reported results

The new presentation based on ASU 2014-09 results in an increase the amount of revenue reported but there is no change in the operating income compared to the prior presentation:

Three months ended March 31, 2017
Consolidated income statement line item	As reported	New Revenue Standard Adjustment	Consolidated income statement line item	As Adjusted
		$76,048	Revenue from inventory sales	$76,048
Revenues	$124,499	(1,120)	Service revenues	123,379
		74,928	Total revenues	199,427
		(63,401)	Cost of inventory sold	(63,401)
Costs of services	(12,813)	(11,527)	Costs of services	(24,340)
	$111,686	$-		$111,686

(ii)	In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The amendments are applied retrospectively on the amendment date. The Company expects the adoption of ASU 2016-15 will result in the $1,302,000 Mascus contingent consideration paid in the second quarter of 2017 to be reclassified from operating to investing cash flows.

(j)	Recent accounting standards not yet adopted

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

Management continues to perform a detailed inventory and analysis of all the Company’s leases, of which there are approximately 480 operating and 115 finance leases for which the Company is a lessee at the reporting date. The most significant operating leases in terms of the amount of rental charges and duration of the contract are for various auction sites and offices located in North America, Europe, the Middle East, and Asia. However, in terms of the number of leases, the majority consist of leases for computer, automotive, and yard equipment.

Ritchie Bros.	12

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

1.	Summary of significant accounting policies (continued)

(j)	Recent accounting standards not yet adopted (continued)

The Company continues to evaluate the new guidance to determine the impact it will have on its consolidated financial statements. Under the expectation that the majority, if not all, of the operating leases will be brought onto the Company’s balance sheet on adoption of ASU 2016-02, management is currently investigating the functionality within the Company’s financial system to automate the lease accounting process and is evaluating alternative software solutions to facilitate adoption.

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

2.	Significant judgments, estimates and assumptions

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

3.	Seasonality

The Company’s operations are both seasonal and event driven. Revenues tend to be the highest during the second and fourth calendar quarters. The Company generally conducts more live, on site auctions during these quarters than during the first and third calendar quarters. Late December through mid-February and mid-July through August are traditionally less active periods. Online volumes are similarly affected as supply of used equipment is lower in the third quarter as it is actively being used and not available for sale.

Ritchie Bros.	13

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

4.	Segment information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

•	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;

•	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, Asset Appraisal Services, and Ritchie Bros. Logistical Services.

	Three months ended March 31, 2018
	A&M	Other	Consolidated
Service revenues	$148,405	$27,611	$176,016
Revenue from inventory sales	84,162	-	84,162
Total revenues	232,567	27,611	260,178
Costs of services	21,448	15,209	36,657
Cost of inventory sold	75,791	-	75,791
Selling, general and administrative expenses ("SG&A")	93,002	4,468	97,470
Segment profit	$42,326	$7,934	$50,260
Acquisition-related costs			1,633
D&A expenses			16,191
Gain on disposition of property, plant and equipment ("PPE")			(345)
Foreign exchange gain			(92)
Operating income			$32,873
Interest expense			(11,310)
Other income, net			913
Income tax expense			(5,269)
Net income			$17,207

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

4.	Segment information (continued)

	Three months ended March 31, 2017
	A&M	Other	Consolidated
Service revenues	$103,030	$20,349	$123,379
Revenue from inventory sales	76,048	-	76,048
Total revenues	179,078	20,349	199,427
Costs of services	12,587	11,753	24,340
Cost of inventory sold	63,401	-	63,401
SG&A expenses	67,111	3,464	70,575
Segment profit	$35,979	$5,132	$41,111
Acquisition-related costs			8,627
D&A expenses			10,338
Gain on disposition of PPE			(721)
Foreign exchange gain			(730)
Operating income			$23,597
Interest expense			(8,133)
Other income, net			2,284
Income tax expense			(7,315)
Net income			$10,433

The Company‘s geographic breakdown of total revenue is as follows:

	United States	Canada	Europe	Other	Consolidated
Total revenues for the three months ended:
March 31, 2018	$135,563	$65,809	$34,574	$24,232	$260,178
March 31, 2017	112,083	41,492	18,267	27,585	199,427

5.	Total revenues

Three months ended March 31,	2018	2017
Service revenues:
Commissions	$101,294	$79,297
Fees	74,722	44,082
	176,016	123,379
Revenue from inventory sales	84,162	76,048
Total revenues	$260,178	$199,427

Ritchie Bros.	15

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

6.	Operating expenses

Costs of services

Three months ended March 31,	2018	2017
Ancillary and logistical service expenses	$14,580	$11,527
Employee compensation expenses	9,019	5,476
Buildings, facilities and technology expenses	2,627	1,546
Travel, advertising and promotion expenses	6,808	4,656
Other costs of services	3,623	1,135
	$36,657	$24,340

SG&A expenses

Three months ended March 31,	2018	2017
Employee compensation expenses	$63,293	$44,455
Buildings, facilities and technology expenses	15,273	12,270
Travel, advertising and promotion expenses	9,719	6,586
Professional fees	4,267	3,100
Other SG&A expenses	4,918	4,164
	$97,470	$70,575

Acquisition-related costs

Three months ended March 31,	2018	2017
IronPlanet: (note 19)	$639	$7,691
Other acquisitions:
Continuing employment costs	968	864
Other acquisition-related costs	26	72
	$1,633	$8,627

Depreciation and amortization expenses

Three months ended March 31,	2018	2017
Depreciation expense	$6,916	$6,792
Amortization expense	9,275	3,546
	$16,191	$10,338

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

7.	Income taxes

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

For the three months ended March 31, 2018, income tax expense was $5,269,000, compared to an income tax expense of $7,315,000 for the same period in 2017. Our effective tax rate was 23% in the first quarter of 2018, compared to 41% in the first quarter of 2017. The effective tax rate decreased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a greater proportion of income taxed in jurisdictions with lower tax rates and partially offset by our estimated Base Erosion Anti-Abuse Tax (“BEAT”). Additionally, in 2017 a $2,290,000 expense relating to an increase in uncertain tax positions was recognized and an increase in annual non-deductible acquisition costs was estimated.

Recent Tax Legislation

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that impacted our quarter ended March 31, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) imposing BEAT - a tax on certain deductible payments from our U.S. subsidiary to any of its foreign-related parties.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three months ended March 31, 2018, we have not made any adjustments to the provisional amounts recorded at December 31, 2017.  Additional work is still necessary for a more detailed analysis of our deferred tax assets and liabilities, our historical foreign earnings subject to the one-time transition tax, and potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in the corresponding quarter of 2018 when the analysis is complete.

8.	Earnings per share attributable to stockholders

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

	Net income	WA
	attributable to	number	Per share
Three months ended March 31, 2018	stockholders	of shares	amount
Basic	17,138	107,355,381	$0.16
Effect of dilutive securities:
Share units	-	358,087	-
Stock options	-	930,429	-
Diluted	17,138	108,643,897	$0.16

Ritchie Bros.	17

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

8.	Earnings per share attributable to stockholders (continued)

	Net income	WA
	attributable to	number	Per share
Three months ended March 31, 2017	stockholders	of shares	amount
Basic	10,377	106,851,595	$0.10
Effect of dilutive securities:
Share units	27	263,557	-
Stock options	-	673,797	-
Diluted	10,404	107,788,949	$0.10

In respect of PSUs awarded, performance and market conditions, depending on their outcome at the end of the contingency period, can reduce the number of vested awards to nil or to a maximum of 200% of the number of outstanding PSUs. For the three months ended March 31, 2018, 13,528 share units to purchase common shares were outstanding but excluded from the calculation of diluted EPS attributable to stockholders as they were anti-dilutive (2017: nil). For the three months ended March 31, 2018, stock options to purchase 1,619,141 common shares were outstanding but excluded from the calculation of diluted EPS attributable to stockholders as they were anti-dilutive (2017: nil).

9.	Supplemental cash flow information

Three months ended March 31,	2018	2017
Trade and other receivables	$(90,077)	$(58,839)
Inventory	3,090	7,813
Advances against auction contracts	(223)	(1,806)
Prepaid expenses and deposits	(3,443)	4,010
Income taxes receivable	1,903	(1,910)
Auction proceeds payable	103,390	178,655
Trade and other payables	8,202	(11,402)
Income taxes payable	920	(4,052)
Share unit liabilities	1,192	(408)
Other	311	(16)
Net changes in operating assets and liabilities	$25,265	$112,045

Three months ended March 31,	2018	2017
Interest paid, net of interest capitalized	$16,877	$903
Interest received	392	956
Net income taxes paid	1,265	14,756

Non-cash transactions:
Non-cash purchase of property, plant and equipment under capital lease	573	207

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

9. Supplemental cash flow information (continued)

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$278,944	$267,910
Restricted cash	62,414	63,206
Cash, cash equivalents, and restricted cash	$341,358	$331,116

10.	Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the condensed consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;

● Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

● Level 3:	Unobservable inputs for the asset or liability.

		March 31, 2018		December 31, 2017
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed, recurring:
Cash and cash equivalents	Level 1	$278,944	$278,944	$267,910	$267,910
Restricted cash	Level 1	62,414	62,414	63,206	63,206
Short-term debt (note 14)	Level 2	5,861	5,861	7,018	7,018
Long-term debt (note 14)
Senior unsecured notes	Level 1	487,782	498,125	487,339	520,000
Term loans	Level 2	292,512	296,026	325,553	329,687

The carrying value of the Company‘s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, auction proceeds payable, trade and other payables, short term debt, and revolving loans approximate their fair values due to their short terms to maturity. The carrying value of the term loans, before deduction of deferred debt issue costs, approximates its fair value as the interest rates on the loans were short-term in nature. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

11.	Other current assets

	March 31,	December 31,
	2018	2017
Advances against auction contracts	$7,569	$7,336
Prepaid expenses and deposits	23,088	19,690
	$30,657	$27,026

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

12.	Other non-current assets

Included in other non-current assets is a tax receivable amount of $13,419,000 (December 31, 2017: $12,851,000)

13.	Goodwill

Balance, December 31, 2017	$670,922
Additions	3,242
Foreign exchange movement	(67)
Balance, March 31, 2018	$674,097

14.	Debt

	Carrying amount
	March 31,	December 31,
	2018	2017
Short-term debt	$5,861	$7,018

Long-term debt:

Term Loans (previously referred to as Delayed draw term loans):
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 4.014%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2021	178,335	185,143
Denominated in United States dollars, secured, bearing interest at a weighted average rate of 4.064%, due in weekly installments of interest only and quarterly installments of principal, maturing in October 2021	117,691	144,544
Less: unamortized debt issue costs	(3,514)	(4,134)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(12,218)	(12,661)
Total Long-term debt	780,294	812,892

Total debt	$786,155	$819,910

Long-term debt:
Current portion	$9,264	$16,907
Non-current portion	771,030	795,985
Total Long-term debt	$780,294	$812,892

Short-term debt at March 31, 2018 is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and have a weighted average interest rate of 2.9% (December 31, 2017: 2.7%).

During the quarter, the company made voluntary prepayments totalling $25,000,000 on the term loan denominated in United States dollars. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility.

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

14.	Debt (continued)

As at March 31, 2018, the Company had available committed revolving credit facilities aggregating $655,600,000 of which $651,761,000 is available until October 27, 2021.

15.	Other non-current liabilities

	March 31,	December 31,
	2018	2017
Tax payable	$26,698	$25,958
Finance lease obligation - non-current	7,130	7,875
Share unit liabilities	-	2,865
Other non-current liabilities	11,029	10,075
	$44,857	$46,773

16.	Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Dividends

Declared and paid

The Company declared and paid the following dividends during the three months ended March 31, 2018 and 2017:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Fourth quarter 2017	January 26, 2018	$0.1700	February 16, 2018	$18,246	March 9, 2018
Fourth quarter 2016	January 23, 2017	$0.1700	February 10, 2017	$18,160	March 3, 2017

Declared and undistributed

Subsequent to March 31, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.17 cents per common share, payable on June 20, 2018 to stockholders of record on May 30, 2018. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

16.	Equity and dividends (continued)

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated net gains of $2,138,000 for the three months ended March 31, 2018 (2017: net gains of $3,667,000).

17.	Share-based payments

Share-based payments consist of the following compensation costs:

Three months ended March 31,	2018	2017
Stock option compensation expense:
SG&A expenses	$2,148	$1,311
Acquisition-related costs	195	-
Share unit expense (recovery):
Equity-classified share units	3,035	1,012
Liability-classified share units	1,599	(407)
Employee share purchase plan - employer contributions	537	436
	$7,514	$2,352

Share unit expense (recovery) and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plan

Stock option activity for the three months ended March 31, 2018 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2017	4,459,744	$24.29	7.5	$17,649
Granted	889,169	32.16
Exercised	(202,112)	21.34		$2,215
Forfeited	(19,662)	22.25
Outstanding, March 31, 2018	5,127,139	$25.78	7.7	$30,313
Exercisable, March 31, 2018	2,675,935	$24.13	6.7	$19,839

The fair value of the stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2018 was $7.67.

Ritchie Bros.	22

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

17.	Share-based payments (continued)

Stock option plan (continued)

The significant assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2018 and 2017 are presented in the following table on a weighted average basis:

Three months ended March 31,	2018	2017
Risk free interest rate	2.7%	2.1%
Expected dividend yield	2.11%	2.05%
Expected lives of the stock options	5 years	5 years
Expected volatility	28.1%	27.9%

As at March 31, 2018, the unrecognized stock-based compensation cost related to the non-vested stock options was $10,976,000 which is expected to be recognized over a weighted average period of 2.5 years.

Share unit plans

Share unit activity for the three months ended March 31, 2018 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value	Number	value

Outstanding, December 31, 2017	434,248	$27.83	125,152	$26.93	259,241	$26.38	4,666	$26.42	93,487	$26.32
Granted	223,484	31.37	88,120	31.98	-	-	25	32.26	5,475	32.05
Transferred to (from) equity awards on modification	257,659	31.30	-	-	(257,659)	26.38	-	-	-	-
Forfeited	(15,519)	31.28	-	-	(1,582)	26.45	-	-	-	-
Outstanding, March 31, 2018 (1)	899,872	$30.87	213,272	$29.02	-	$-	4,691	$26.45	98,962	$26.64

(1)	Included in this total are 184,329 equity-classified PSUs that were vested but not settled at March 31, 2018. These vested share units had WA grant date fair values of $31.99 respectively.

As at March 31, 2018, the unrecognized share unit expense related to equity-classified PSUs was $13,656,668 which is expected to be recognized over a weighted average period of 2.2 years. The unrecognized share unit expense related to equity-classified RSUs was $5,696,935, which is expected to be recognized over a weighted average period of 2.8 years. The unrecognized share unit expense related to liability-classified RSUs was $30,024, which is expected to be recognized over a weighted average period of 0.6 years. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately upon grant.

Senior executive and employee PSU plans

The Company grants PSUs under a senior executive PSU plan and an employee PSU plan (the “PSU Plans”). Under the PSU Plans, the number of PSUs that vest is conditional upon specified market, service, and performance vesting conditions being met. The PSU Plans allow the Company to choose whether to settle the awards in cash or in shares. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) to issue a number of shares equal to the number of units that vest.

Ritchie Bros.	23

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

17.	Share-based payments (continued)

Share unit plans (continued)

Senior executive and employee PSU plans (continued)

On March 1, 2018, the Company modified the market and performance vesting conditions for the PSUs. Concurrently, the employee PSU plan were reclassified to equity awards, based on the Company’s settlement intentions. The weighted average fair value of the PSU awards outstanding on the modification date was $31.35. The incremental compensation recognized as a result of the vesting condition modification was $1,400,000. The share unit liability related to the employee PSUs, representing the portion of the fair value attributable to past service, was $6,701,000, which was reclassified to equity on that date. No incremental compensation was recognized as a result of the employee PSU settlement modification. Because the employee PSUs are contingently redeemable in cash in the event of death of the participant, on the modification date, the Company reclassified $6,132,000 to temporary equity, representing the portion of the contingent redemption amount of the PSUs as if redeemable on March 1, 2018, to the extent attributable to prior service.

The fair value of the equity-classified PSUs is estimated on modification date and on the date of grant using a binomial model. The significant assumptions used to estimate the fair value of the equity-classified PSUs during the three months ended March 31, 2018 and 2017 are presented in the following table on a weighted average basis:

Three months ended March 31,	2018	2017
Risk free interest rate	1.9%	1.4%
Expected dividend yield	2.09%	1.92%
Expected lives of the PSUs	3 years	3 years
Expected volatility	31.1%	28.2%
Average expected volatility of comparable companies	34.1%	37.0%

18.	Contingencies

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

At March 31, 2018, there were $103,315,000 of assets guaranteed under contract, of which 87% is expected to be sold prior to the end of June 30, 2018, with the remainder to be sold prior to December 31, 2018 (December 31, 2017: $30,948,000 of which 27% is expected to be sold prior to the end of March 31, 2018 with the remainder to be sold by December 31, 2018).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

Ritchie Bros.	24

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

19.	Business combinations

IronPlanet acquisition

On May 31, 2017 (the “IronPlanet Acquisition Date”), the Company acquired 100% of the issued and outstanding shares of IronPlanet for a total fair value consideration of $776,474,000. As at the acquisition date, cash consideration of $772,706,000, of which approximately $35,000,000 was placed in escrow, was paid to the former shareholders, vested option holders and warrant holders of IronPlanet. In addition to the cash consideration, non-cash consideration of $2,330,000 was issued attributable to the assumption of outstanding IronPlanet options, $1,771,000 was paid in cash and placed in escrow, related to customary closing adjustments, and $333,000 was related to settlement of intercompany payable transactions. Funds placed in escrow of $36,771,000 were released in March 2018.

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

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the IronPlanet Acquisition Date. Goodwill of $568,137,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

Ritchie Bros.	25

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)
(Unaudited)

19.	Business combinations (continued)

IronPlanet provisional purchase price allocation

May 31, 2017
Purchase price	$776,474

Assets acquired:
Cash and cash equivalents	$95,626
Restricted cash	3,000
Trade and other receivables	13,021
Inventory	600
Advances against auction contracts	4,623
Prepaid expenses and deposits	1,645
Income taxes receivable	55
Property, plant and equipment	2,381
Other non-current assets	2,551
Deferred tax assets	1,497
Intangible assets ~	188,000

Liabilities assumed:
Auction proceeds payable	63,616
Trade and other payables	14,511
Deferred tax liabilities	26,535
Fair value of identifiable net assets acquired	208,337
Goodwill acquired on acquisition	$568,137

~	Intangible assets consist of indefinite-lived trade names and trademarks, customer relationships with estimated useful lives of ranging from six to 13 years, and a technology platform with an estimated useful life of seven years.

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

Acquisition-related costs

Expenses totalling $639,000 for legal fees, stock option compensation expense, and other acquisition-related costs are included in the consolidated income statement for the three months ended March 31, 2018 (2017: $7,691,000).

Ritchie Bros.	26

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements may appear throughout this report, including the following section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially.

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for Gross Transaction Value (“GTV”)1, which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in thousands of United States (“U.S.”) dollars.

We make reference to various non-GAAP financial measures throughout this discussion and analysis. These measures do not have a standardized meaning, and are therefore unlikely to be comparable to similar measures presented by other companies.

Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is a world leader in asset management and disposition of used industrial equipment and other durable assets, selling $1.2 billion of used equipment and other assets during the first quarter of 2018. Our expertise, unprecedented global reach, market insight, and trusted portfolio of brands provide us with a unique position in the used equipment market. We primarily sell used equipment for our customers through live, unreserved auctions worldwide including in the United States, Canada, Australia, the United Arab Emirates, and the Netherlands, which are simulcast online to reach a global bidding audience.

[1]	GTV represents total proceeds from all items sold at our live on site auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	27

On May 31, 2017, we acquired IronPlanet Holdings, Inc. (“IronPlanet”), a leading online marketplace for heavy equipment and other durable assets for $776.5 million (the “Acquisition”). IronPlanet’s complementary used equipment brand solutions, together with Marketplace-E, our online marketplace that supports reserved pricing, provide different value propositions to equipment owners and allow us to meet the needs and preferences of a wide spectrum of equipment sellers and buyers. Upon the consummation of the Acquisition on May 31, 2017, we formed an alliance with Caterpillar Inc. (“Caterpillar”), pursuant to a Strategic Alliance and Remarketing Agreement (the “Alliance”). Under the Alliance, we became Caterpillar's preferred global partner for live on site and online auctions for used Caterpillar equipment.

In the past three years, we have also added a private brokerage service (Ritchie Bros. Private Treaty) and an online listing service (Mascus).

Through our unreserved live on site auctions, online marketplaces, and private brokerage services, we sell a broad range of used and unused equipment, including earthmoving equipment, truck trailers, government surplus, oil and gas equipment and other industrial assets. Construction and heavy machinery comprise the majority of the equipment sold through our multiple brand solutions. Customers selling equipment through our sales channels include end-users (such as construction companies), equipment dealers, original equipment manufacturers, and other equipment owners (such as rental companies and government bodies). Our customers participate in a variety of sectors, including heavy construction, transportation, agriculture, energy, and mining.

Service Offerings

As part of our Auction and Marketplace (“A&M”) solutions, we offer our equipment seller and buyer customers multiple distinct, complementary, multi-channel brand solutions that address the range of their needs. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used equipment available to them. The tables below illustrate the various channels and brand solutions available under our A&M segment, as well as our other services.

A&M segment

Channels	Brand Solutions	Description of Offering
Live On Site Auctions		■ Live unreserved on site with live simulcast online auctions
■ Event-based sales of used construction and heavy equipment held in the Caterpillar dealer geographies
■ Event-based sales of used energy equipment
Online Auctions and Marketplaces		■ Online marketplace for selling and buying used equipment
■ Online marketplace offering multiple price and timing options
■ Online marketplace for the sale of government and military assets
■ Online truck and trailer marketplace
Brokerage Service		■ Confidential, negotiated sales

Ritchie Bros.	28

Contract options

As part of our A&M business, we offer sellers several contract options to meet their individual needs and sale objectives, which include:

•	Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
•	Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
•	Inventory contracts, where we purchase, take custody, and hold used equipment and other assets before they are resold in the ordinary course of business.

We refer to guarantee and inventory contracts as underwritten contracts.

We also provide a wide array of value-added services to make the process of selling and buying equipment convenient for our customers, including repair and refurbishment services, financial services through Ritchie Bros. Financial Services (“RBFS”), logistical services, and appraisals.

Revenue Accounting Policy Change

Effective January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”). Revenues on inventory sales and ancillary and logistical services are presented gross of the related expenses rather than net. Accordingly, in addition to total revenues, we have added a new metric to our disclosures called agency proceeds2 (non-GAAP measure), which presents revenues as previously reported and is calculated as total revenues under Topic 606 less the cost of inventory sold and ancillary and logistical service expenses.

The following table presents total revenues and agency proceeds (non-GAAP measure) results for the first quarter of 2018 and 2017, as well as reconciles those two measures:

(in U.S. $000's)	Three months ended March 31,
	2018	2017
Total revenues	$260,178	$199,427
Less: cost of inventory sold	(75,791)	(63,401)
Less: ancillary and logistical service expenses	(14,580)	(11,527)
Agency proceeds (non-GAAP measure)	$169,807	$124,499

[2]	Our balance sheet scorecard includes the non-GAAP measure performance metric, agency proceeds. Agency proceeds is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate agency proceeds by subtracting the cost of inventory sold and ancillary and logistical service expenses from total revenues.

Ritchie Bros.	29

Performance Highlights

Net income attributable to stockholders of $17.1 million improved 65% compared to $10.4 million for the same quarter in 2017. Diluted earnings per share (“EPS”) attributable to stockholders increased 60% to $0.16 versus $0.10 in the first quarter of 2017. Other key first quarter highlights included:

Consolidated results:

•	Total revenues, as presented under the new revenue standard, were $260.2 million; a 30% increase over the first quarter of 2017
•	Total Company agency proceeds (non-GAAP measure) of $169.8 million increased 36% from $124.5 million in the first quarter of 2017
•	Cash provided by operating activities of $67.2 million
•	Repayment of $29.2 million of long-term debt in the first quarter of 2018
•	Declared a quarterly dividend of $0.17 per common share

A&M segment results:

•	GTV of $1.2 billion increased 29% from $0.9 billion in the first quarter of 2017

•	Total revenues of $232.6 million increased 30% from $179.1 million in the first quarter of 2017
•	A&M agency proceeds[3] (non-GAAP measure) of $156.8 million increased 36% from $115.7 million in the first quarter of 2017
•	A&M revenue rate[4] improved 10 basis points (“bps”) over the first quarter of 2017; and A&M agency proceeds rate[5] (non-GAAP measure) improved 60 bps over the first quarter of 2017

[3]	A&M agency proceeds is a non-GAAP financial measure that provides useful information about the performance of our A&M contracts for different financial periods. A&M agency proceeds is calculated as A&M total revenues less cost of inventory sold and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Segment Performance” below.

[4]	We believe A&M segment total revenues are best understood by considering their relationship to GTV. The metric we use to measure that performance is A&M revenue rate, which is calculated as A&M total revenues divided by GTV.

[5]	A&M agency proceeds rate is a non-GAAP financial measure that provides useful information about the performance of our operations by comparing the margins we earn on our contracts for different financial periods. A&M agency proceeds rate is calculated by dividing A&M agency proceeds (non-GAAP measure) by GTV. A&M agency proceeds rate is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Segment Performance” below.

Ritchie Bros.	30

Results of Operations

Financial overview	Three months ended March 31,
			$ Change	% Change
(in U.S. $000's, except EPS)	2018	2017	2018 over 2017	2018 over 2017
Service revenues	$176,016	$123,379	$52,637	43%
Revenue from inventory sales	84,162	76,048	8,114	11%
Total revenues	260,178	199,427	60,751	30%
Costs of services	36,657	24,340	12,317	51%
Cost of inventory sold	75,791	63,401	12,390	20%
Selling, general and administrative expenses	97,470	70,575	26,895	38%
Acquisition-related costs	1,633	8,627	(6,994)	(81)%
Depreciation and amortization expenses	16,191	10,338	5,853	57%
Gain on disposal of property, plant and equipment	(345)	(721)	376	(52)%
Foreign exchange gain	(92)	(730)	638	(87)%
Operating income	32,873	23,597	9,276	39%
Operating income margin	12.6%	11.8%	n/a	80	bps
Interest expense	(11,310)	(8,133)	(3,177)	39%
Other income, net	913	2,284	(1,371)	(60)%
Income tax expense	5,269	7,315	(2,046)	(28)%
Net income attributable to stockholders	17,138	10,377	6,761	65%
Diluted earnings per share attributable to stockholders	$0.16	$0.10	$0.06	60%
Effective tax rate	23%	41%	n/a	-1800	bps
GTV	$1,160,712	$899,410	$261,302	29%
Agency proceeds (non-GAAP measure)	169,807	124,499	45,308	36%

Consolidated Results

Total revenues

Total revenues are comprised of:

•	Service revenues, including the following:
•	Revenue from A&M activities, including commissions earned at our live and online auctions where we act as an agent for consignors of equipment and other assets, and various auction-related fees, including listing and buyer transaction fees; and
•	Other services revenues, including revenues from refurbishment, logistical services, financing, appraisal fees and other ancillary service fees.
•	Revenue from inventory sales

Ritchie Bros.	31

Total revenues increased $60.8 million, or 30%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the Acquisition, an increase in the volume of inventory contracts in Canada and Europe, an increase in service revenues from our live on site auctions, and the partial harmonization of our transaction fees. Foreign exchange had a positive impact on total revenues in the first quarter of 2018.

Geographic analysis

The distribution of our revenues is determined by the location in which the sale occurred, or in the case of online sales, where the legal entity earning the revenues is incorporated. The following table presents our total revenues on a geographic basis:

(in U.S. $000's)	United States	Canada	Europe	Other	Consolidated
Total revenues for the three months ended March 31, 2018	$135,563	$65,809	$34,574	$24,232	$260,178
Proportion of consolidated amount	53%	25%	13%	9%	100%
Total revenues for the three months ended March 31, 2017	$112,083	$41,492	$18,267	$27,585	$199,427
Proportion of consolidated amount	56%	21%	9%	14%	100%
Change 2018 over 2017:
$ change	$23,480	$24,317	$16,307	$(3,353)	$60,751
% change	21%	59%	89%	(12)%	30%

The increase in total revenues in Canada and Europe in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to an increase in revenue from inventory sales over the same comparative period. The increase in total revenues in the United States was primarily due to the Acquisition, partially offset by a decrease in revenue from inventory sales over the comparative period. The decrease in total revenues from other regions was primarily due to a decrease in revenue from inventory sales in the first quarter of 2018 compared to the first quarter of 2017.

Costs of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenues, and earning other fee revenues. Direct expenses include direct labour, buildings and facilities charges, and travel, advertising and promotion costs.

Costs of services increased $12.4 million or 51% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the Acquisition and the costs associated with the inspection and appraisal activities that support our online channels. The increase is also due to an increase in GTV at our live on site auctions over the comparative period and the growth of our ancillary business.

Cost of inventory sold

Cost of inventory sold consists of the initial purchase price of equipment and other assets purchased for resale. Cost of inventory sold increased $12.4 million, or 20%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher volume of inventory contracts.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses increased $26.9 million, or 38%, during the first quarter of 2018 compared to the first quarter of 2017, primarily due to the Acquisition, investment in talent to support new businesses and initiatives, and $4.6 million of share unit expenses in the first quarter of 2018 compared to $0.6 million in the first quarter of 2017. Foreign exchange had a negative impact on SG&A expenses in the first quarter of 2018.

Ritchie Bros.	32

The Acquisition drove increases in our employee compensation, audit fees, tax and legal consulting fees, and technology support costs. Our headcount6, including RBFS and Mascus but excluding Xcira, increased 26% over March 31, 2017, primarily due to the Acquisition and continued growth in the teams that support in our value-added services.

Of the $4.0 million increase in our share unit expenses in the first quarter of 2018 compared to the first quarter of 2017, $2.4 million related to mark-to-market costs driven by growth in our share price over the comparative period. In addition, the March 1, 2018 modification of certain performance factors related to our share units resulted in an incremental compensation cost of $1.4 million.

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

Acquisition-related costs decreased $7.0 million, or 81%, in the first quarter of 2018 compared to the first quarter of 2017 primarily due to costs associated with the Acquisition, which totaled $7.7 million in the first quarter of 2017 versus $0.6 million in the first quarter of 2018.

Operating income

Operating income of $32.9 million increased $9.3 million or 39%, in the first quarter of 2018, compared to the first quarter of 2017. This increase was driven by higher total revenues and lower acquisition costs, partially offset by higher costs of services and SG&A expenses. Foreign exchange did not have a significant impact on operating income in the first quarter of 2018. As there were no adjusting items during the first quarter of 2018 or the first quarter of 2017, adjusted operating income7 (non-GAAP measure) results were the same as operating income results.

Operating income margin, which is our operating income divided by revenues, increased 80 bps to 12.6% in the first quarter of 2018 compared to 11.8% in the first quarter of 2017. This increase is primarily due to the increase in operating income exceeding the increase in total revenues. Agency proceeds adjusted operating income rate8 (non-GAAP measure) increased to 19.4% in the first quarter of 2018 compared to 19.0% in the first quarter of 2017.

[6]	In our Annual Report on Form 10-K for the year ended December 31, 2017, our total headcount excluding Mascus and Xcira employees should have been 2,119 instead of 2,165 as 46 Mascus employees were inadvertently included in the figure reported.

[7]	Adjusted operating income is a non-GAAP measure. We use income statement and balance sheet performance scorecards to align our operations with our strategic priorities. We concentrate on a limited number of metrics to ensure focus and to facilitate quarterly performance discussions. Our income statement scorecard includes the performance metric, adjusted operating income. We believe that comparing adjusted operating income for different financial periods provides useful information about the growth or decline of operating income for the relevant financial period. We calculate adjusted operating income by eliminating from operating income the pre-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of certain property, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. Adjusted operating income is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[8]	Our income statement scorecard includes the performance metric, agency proceeds adjusted operating income rate, which is a non-GAAP measure. We believe that comparing agency proceeds adjusted operating income rate for different financial periods provides useful information about the growth or decline of our operating income for the relevant financial period. We calculate agency proceeds adjusted operating income rate by dividing adjusted operating income (non-GAAP measure) by agency proceeds (non-GAAP measure). Agency proceeds adjusted operating income rate is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	33

Interest expense

Interest expense of $11.3 million increased $3.2 million or 39% in the first quarter of 2018, compared to the first quarter of 2017. This increase is primarily due to the additional indebtedness we incurred in 2016 to finance the Acquisition and an increase in short-term interest over the comparative period. As of March 31, 2018, our long-term debt was $780.3 million compared to $596.4 million as of March 31, 2017.

Income tax expense and effective tax rate

For the three months ended March 31, 2018, income tax expense was $5.3 million, compared to an income tax expense of $7.3 million for the same period in 2017. Our effective tax rate was 23% in the first quarter of 2018, compared to 41% in the first quarter of 2017. The effective tax rate decreased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a greater proportion of income taxed in jurisdictions with lower tax rates and partially offset by our estimated Base Erosion Anti-Abuse Tax (“BEAT”). Additionally, in 2017 a $2.3 million expense relating to an increase in uncertain tax positions was recognized and greater annual non-deductible acquisitions costs were estimated.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that impacted our quarter ended March 31, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) imposing BEAT - a tax on certain deductible payments from our U.S. subsidiary to any of its foreign-related parties.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three months ended March 31, 2018, we have not made any adjustments to the provisional amounts recorded at December 31, 2017.  Additional work is still necessary for a more detailed analysis of our deferred tax assets and liabilities, our historical foreign earnings subject to the one-time transition tax, and potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in the corresponding quarter of 2018 when the analysis is complete.

At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year.  The estimate reflects, among other items, management’s best estimate of operating results.  It does not include the estimated impact of foreign exchange rates or unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

Net income

Net income attributable to stockholders increased $6.8 million, or 65%, in the first quarter of 2018 compared to the first quarter of 2017. This increase was primarily due to stronger operating income and was partially offset by a higher interest expense. Adjusted net income attributable to stockholders9 (non-GAAP measure) increased $4.5 million, or 35%, to $17.1 million in the first quarter of 2018 from $12.7 million in the first quarter of 2017.

[9]	Adjusted net income attributable to stockholders is a non-GAAP financial measure. We believe that comparing adjusted net income attributable to stockholders for different financial periods provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	34

Similarly, net income increased $6.8 million or 65% to $17.2 million in the first quarter of 2018 from $10.4 million in the first quarter of 2017. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)10 (non-GAAP measure) increased $14.3 million, or 41%, to $49.6 million in the first quarter of 2018 from $35.3 million in the first quarter of 2017.

Net income margin increased 140 bps to 6.6% in the first quarter of 2018 from 5.2% in the first quarter of 2017. Agency proceeds adjusted EBITDA rate11 (non-GAAP measure) increased 90 bps to 29.2% in the first quarter of 2018 from 28.3% in the first quarter of 2017, as revenue growth outpaced expense growth.

Debt at March 31, 2018, represented 9.6 times net income as at and for the 12 months ended March 31, 2018. This compares to debt at March 31, 2017, which represented 8.4 times net income as at and for the 12 months ended March 31, 2017. The increase in this debt/net income multiplier was primarily due to higher debt balances in the first quarter of 2018 versus the first quarter of 2017, partially offset by higher net income over the comparative period. The increase in debt was primarily due to funding for the Acquisition. Adjusted net debt/adjusted EBITDA12 (non-GAAP measure) was 2.5 times as at and for the 12 months ended March 31, 2018 compared to -0.6 times as at and for the 12 months ended March 31, 2017.

Diluted EPS

Diluted EPS attributable to stockholders increased 60% to $0.16 in the first quarter of 2018 from $0.10 in the first quarter of 2017. This increase is primarily due to the increase in net income attributable to stockholders. Diluted adjusted EPS attributable to stockholders13 (non-GAAP measure) increased 33% to $0.16 in the first quarter of 2018 from $0.12 in the first quarter of 2017.

[10]	Adjusted EBITDA is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income excluding the pre-tax effects of adjusting items. Adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[11]	Agency proceeds adjusted EBITDA rate is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Agency proceeds adjusted EBITDA rate presents adjusted EBITDA (non-GAAP measure) as a multiple of agency proceeds (non-GAAP measure). Agency proceeds adjusted EBITDA rate is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[12]	Adjusted net debt/adjusted EBITDA is a non-GAAP financial measure. We believe that comparing adjusted net debt/adjusted EBIDTA on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are discussed further below under “Liquidity and Capital Resources”. We calculate adjusted net debt/adjusted EBITDA by dividing adjusted net debt (non-GAAP measure) by adjusted EBITDA (non-GAAP measure). Adjusted net debt (non-GAAP measure) is calculated by subtracting cash and cash equivalents and long-term debt held in escrow from debt. Adjusted net debt/adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[13]	Diluted adjusted EPS attributable to stockholders is a non-GAAP financial measure. We believe that comparing diluted adjusted EPS attributable to stockholders for different financial periods provides useful information about the growth or decline of our diluted EPS attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS attributable to stockholders is calculated by dividing adjusted net income attributable to stockholders (non-GAAP measure), net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding. Diluted adjusted EPS attributable to stockholders is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	35

Segment Performance

Auctions and Marketplaces segment

(in U.S. $000's)	Three months ended March 31,
			$ Change	% Change
	2018	2017	2018 over 2017	2018 over 2017
Service revenues	$148,405	$103,030	$45,375	44%
Revenue from inventory sales	84,162	76,048	8,114	11%
Total revenues	232,567	179,078	53,489	30%
Costs of services	21,448	12,587	8,861	70%
Cost of inventory sold	75,791	63,401	12,390	20%
SG&A expenses	93,002	67,111	25,891	39%
A&M profit	$42,326	$35,979	$6,347	18%

Gross Transaction Value

We believe that revenues are best understood by considering their relationship with GTV. The following table presents GTV by channel:

(in U.S. $000's)	Three months ended March 31,
	2018		2017		$ Change	% Change
	Total GTV	% of total	Total GTV	% of total	2018 over 2017	2018 over 2017
Live on site auctions	$974,026	84%	$860,806	96%	$113,220	13%
Online marketplaces including featured (1) and other (2)	186,686	16%	38,604	4%	148,082	384%
GTV	$1,160,712	100%	$899,410	100%	$261,302	29%

(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E and, before that, EquipmentOne.

Overall, GTV increased $261.3 million, or 29%, in the first quarter of 2018 compared to the first quarter of 2017. This increase was primarily due to the Acquisition, the mix of equipment that came to market during the first quarter of 2018, and the strength of our Orlando auction in the first quarter of 2018 compared to first quarter of 2017. The increase was partially offset by the continuing equipment supply constraints, as well as the reduction in the number of live on site auctions and sale days over the comparative period.

The total number of industrial and agricultural lots sold at our live on site auctions decreased 7% to 83,300 lots in the first quarter of 2018 compared to 89,100 lots in first quarter of 2017. The decrease was primarily due to a reduction in number of industrial and agricultural live on site auctions from 61 in the first quarter of 2017 to 52 in the first quarter of 2018, as well as three fewer sales days over the same comparative period.

GTV generated at our live on site auctions increased 19% on a per-lot basis to $11,500 in the first quarter of 2018 compared to $9,700 in the first quarter of 2017. This increase was primarily due to a change in the mix of equipment at our auctions.

Ritchie Bros.	36

We saw strong price performance in construction assets in Canada, Europe, and Asia, as well as in vocational trucks in Canada. The effects of this price strengthening were partially offset by a softening of supply of various other types of equipment, including agricultural equipment in Canada and trailers and transport trucks in the United States.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk/reward profile of the terms are agreeable. The volume of underwritten commission contracts decreased to 13% of our GTV in the first quarter of 2018 from 14% in the first quarter of 2017.

Seasonality

Our operations are both seasonal and event-driven. Total revenues and GTV generated by our A&M segment tend to be the highest during the second and fourth calendar quarters. We generally conduct more live on site auctions during these quarters than during the first and third calendar quarters. Late December through mid-February and mid-July through August are traditionally less active periods. Online volumes are similarly affected as supply of used equipment is lower in the third quarter as it is actively being used and not available for sale.

Total revenues

A&M total revenues by geographical region are presented below:

(in U.S. $000's)	Three months ended March 31,
			$ Change	% Change
	2018	2017	2018 over 2017	2018 over 2017
United States	$122,704	$102,002	$20,702	20%
Canada	58,887	36,887	22,000	60%
International	50,976	40,189	10,787	27%
A&M total revenues	$232,567	$179,078	$53,489	30%

The increase in A&M total revenues in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the regional differences discussed below, an increase in equipment pricing, and the partial harmonization of our fees:

•	United States – 20% increase primarily due to the Acquisition, as well as the increase in GTV that was driven by an increase in our service revenues from the Orlando auction in the first quarter of 2018. The increase was partially offset by a decrease in the volume of inventory contracts over the same comparative period.
•	Canada – 60% increase primarily due to an increase in the volume of our inventory contracts, as well as an increase GTV that drove an increase in our service revenues from our live on site auctions.
•	International – 27% increase primarily due to an increase in the volume of our inventory contracts, as well as an increase in service revenues.

As A&M total revenues are generated from transactional asset disposition services, we believe that these revenues are best understood by considering their relationship to GTV. The metric we use to measure that performance is A&M revenue rate, which is calculated as A&M total revenues divided by GTV.

A&M revenue rate was 20.0% and 19.9% for the three months ended March 31, 2018 and 2017, respectively. This marginal increase was primarily due to the growth in A&M total revenues outpacing the growth in GTV over the comparative period. A&M agency proceeds rate (non-GAAP measure) was 13.5% and 12.9% for the three months ended March 31, 2018 and 2017, respectively.

Ritchie Bros.	37

The following tables presents our agency proceeds (non-GAAP measure) and A&M agency proceeds rate (non-GAAP measure) results for the current quarter and each quarter over the last two years, as well as reconciles those metrics to A&M total revenues and A&M revenue rate, which are the most comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $000's)	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017
A&M total revenues	$232,567	$262,628	$202,718	$226,372	$179,078
Less: cost of inventory sold	(75,791)	(98,895)	(72,476)	(71,726)	(63,401)
A&M agency proceeds (non-GAAP measure)	156,776	163,733	130,242	154,646	115,677

GTV	$1,160,712	$1,294,932	$1,019,322	$1,254,318	$899,410

A&M revenue rate	20.0%	20.3%	19.9%	18.0%	19.9%
A&M agency proceeds rate (non-GAAP measure)	13.5%	12.6%	12.8%	12.3%	12.9%

(in U.S. $000's)	Q4 2016	Q3 2016	Q2 2016	Q1 2016
A&M total revenues	$273,582	$280,961	$253,436	$237,195
Less: cost of inventory sold	(136,984)	(159,850)	(104,978)	(111,536)
A&M agency proceeds (non-GAAP measure)	136,598	121,111	148,458	125,659

GTV	$1,040,352	$998,859	$1,275,682	$1,019,922

A&M revenue rate	26.3%	28.1%	19.9%	23.3%
A&M agency proceeds rate (non-GAAP measure)	13.1%	12.1%	11.6%	12.3%

Costs of services

Segment costs of services by nature are presented below:

(in U.S. $000's)	Three months ended March 31,
			$ Change	% Change
	2018	2017	2018 over 2017	2018 over 2017
Employee compensation	$8,941	$5,413	$3,528	65%
Buildings, facilities and technology	2,435	1,383	1,052	76%
Travel, advertising and promotion	6,505	4,656	1,849	40%
Other costs of services	3,567	1,135	2,432	214%
A&M costs of services	$21,448	$12,587	$8,861	70%

The increase in A&M costs of services in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the Acquisition and the costs associated with the inspection activities that support our online channels. The increase is also due to the increase in our live on site auctions GTV over the comparative period.

Cost of inventory sold

Cost of inventory sold increased $12.4 million, or 20%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher volume of inventory contracts.

Ritchie Bros.	38

SG&A expenses

Segment SG&A expenses, which include our corporate head office support costs, are presented by nature below:

(in U.S. $000's)	Three months ended March 31,
			$ Change	% Change
	2018	2017	2018 over 2017	2018 over 2017
Employee compensation	$60,233	$42,149	$18,084	43%
Buildings, facilities and technology	14,759	11,901	2,858	24%
Travel, advertising and promotion	9,238	6,125	3,113	51%
Professional fees	3,963	2,862	1,101	38%
Other SG&A expenses	4,809	4,074	735	18%
A&M SG&A expenses	$93,002	$67,111	$25,891	39%

The increase in A&M SG&A expenses in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the Acquisition, our investment in talent, and higher share unit expenses, as discussed above. Foreign exchange had a negative impact on A&M SG&A expenses in the first quarter of 2018.

Productivity

The majority of our business continues to be generated by our A&M segment operations. Sales Force Productivity within this segment is an operational statistic that we believe provides a gauge of the effectiveness of our Revenue Producers in increasing our GTV. Revenue Producers14 is a term used to describe our revenue-producing sales personnel. This definition is comprised of Regional Sales Managers and Territorial Managers.

Historically, we measured Sales Force Productivity as trailing 12-month GTV divided by the number of Revenue Producers at the reporting date. As a result of the timing and impact of the Acquisition on both GTV and the number of Revenue Producers, we updated our Sales Force Productivity measure calculations as at and for the 12-month periods ended March 31, 2018 and March 31, 2017.

Our updated Sales Force Productivity measure calculation as at and for the 12-month period ended March 31, 2018 is the sum of the following two amounts:

•	GTV for the two months, pre-Acquisition, ended May 31, 2017, divided by the average number of Revenue Producers over the same two-month period; and
•	GTV for the ten months, post-Acquisition, ended March 31, 2018, divided by the average number of Revenue Producers over the same ten-month period.

Under the revised calculation, our Sales Force Productivity as at and for the trailing 12-month period ended March 31, 2018 was $11.3 million per Revenue Producer, which was a decrease of $0.8 million per Revenue Producer compared to the 12-month period ended March 31, 2017. We believe the decrease is due to a combination of factors, including:

•	The acquisition of Revenue Producers from IronPlanet that had a lower Sales Force Productivity than Ritchie Bros. sales personnel, pre-Acquisition. IronPlanet’s Sales Force Productivity was $7.6 million per Revenue Producer for the 12-month trailing period ended May 31, 2017.
•	The constrained supply of used equipment in 2017. As discussed above, the mix of equipment negatively impacted GTV in the first quarter of 2018.

[14]	In our Annual Report on Form 10-K for the year ended December 31, 2017, the number of Revenue Producers should have been 431 instead of 455 as 24 Mascus sales personnel (seven Regional Sales Managers and 17 Territory Managers) were inadvertently included in the figure reported. Consequently, the Sales Force Productivity reported for the year ended December 31, 2017 should have been $11.2 million per Revenue Producer instead of $11.0 million per Revenue Producer.

Ritchie Bros.	39

The effect of the factors noted above in decreasing Sales Force Productivity were partially offset by strong price performance in construction assets in Canada, Europe, and Asia, as well as in vocational trucks in Canada.

Industrial live on site auction metrics

During the first quarter of 2018, we conducted 35 unreserved industrial live on site auctions at locations in North America, Europe, the Middle East, Australia, and Asia, compared to 41 during the first quarter of 2017.

Our key industrial live on site auction metrics15 are shown below:

	Three months ended March 31,
			% Change
	2018	2017	2018 over 2017
Bidder registrations	119,000	114,500	4%
Consignments	10,750	11,350	(5)%
Buyers	29,000	29,150	(1)%
Lots	81,000	84,000	(4)%

We saw decreases in all key industrial live on site auction metrics in the first quarter of 2018 compared to the first quarter of 2017, except for the number of bidder registrations. The decreases were primarily due to fewer auctions and sale days resulting from our North American site closures announced in 2017, auction calendar changes that shifted regularly scheduled first quarter auctions into the second quarter of 2018, and the effects of the continuing equipment supply shortage.

The increase in bidder registrations over the comparative period was the result of some new registration initiatives, which included providing certain IronPlanet customers with reciprocity for bidding at our live on site auctions through the creation of online bidding accounts, and providing ‘watchlist’ customers with weekly reminders of when items they are interested in are being sold through one of our channels.

Although our auctions vary in size, our average industrial live on site auction results on a trailing 12-month basis are described in the following table:

	12 months ended March 31,
			Change
	2018	2017	2018 over 2017
GTV	$15.9 million	$16.4 million	$-0.5 million
Bidder registrations	2,405	2,319	4%
Consignors	233	231	1%
Lots	1,576	1,680	(6)%

[15]	For a breakdown of these key industrial auction metrics by month, please refer to our website at www.rbauction.com. None of the information in our website is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	40

We saw a decrease in the average GTV per industrial auction for the 12 months ended March 31, 2018 compared the 12 months ended March 31, 2017. We believe the decrease was primarily driven by constrained supply of used equipment, particularly in 2017, the impact on the mix and age of equipment that came to market, and our lower Sales Force Productivity over the comparative period.

Online bidding

Internet bidders comprised 69% of the total bidder registrations at our live on site auctions in the first three months of 2018 compared to 66% in the first three months of 2017. This increase in the level of internet bidders continues to demonstrate our ability to drive multi-channel participation at our auctions. Across all channels, 56% of total GTV was purchased by online bidders in the first quarter of 2018 compared to 50% in the first quarter of 2017.

Website metrics16

Our website at www.rbauction.com provides customers with the ability to bid electronically at our live on site auctions IronPlanet websites www.ironplanet.com, www.govplanet.com, and www.truckplanet.com, provide access to our online marketplaces. Traffic across all our websites increased 37% in the first quarter of 2018 compared to the first quarter of 2017 due to the Acquisition. Including the addition of IronPlanet, the number of average monthly users in the first quarter of 2018 increased 6% on a comparative basis.

Other services

(in U.S. $000's)	Three months ended March 31,
			$ Change	% Change
	2018	2017	2018 over 2017	2018 over 2017
Service revenues	$27,611	$20,349	$7,262	36%
Costs of services	15,209	11,753	3,456	29%
SG&A expenses	4,468	3,464	1,004	29%
Other services profit	$7,934	$5,132	$2,802	55%

Service revenues from other services grew $7.3 million, or 36%, in the first quarter of 2018 compared to the first quarter of 2017. This increase was primarily due to:

•	A $3.5 million, or 24%, increase in ancillary and logistical services revenue;
•	An additional $1.7 million in Asset Appraisal Services revenue due to the Acquisition;
•	A $1.4 million, or 43%, increase in RBFS revenue to $4.7 million in the first quarter of 2018 from $3.3 million in the first quarter of 2017; and
•	A $0.7 million, or 30%, increase in Mascus revenue to $2.8 million in the first quarter of 2018 from $2.2 million in the first quarter of 2017.

Funded volume, which represents the amount of lending brokered by RBFS, increased 53% from $62.2 million in the first quarter of 2017 to $95.0 million in the first quarter of 2018. RBFS operating profit increased $0.7 million or 47% over the same comparative period to $2.2 million from $1.5 million.

[16]	None of the information in our websites is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	41

Liquidity and Capital Resources

Working capital

(in U.S. $000's)	March 31,	December 31,
	2018	2017	$ Change	% Change
Cash and cash equivalents	$278,944	$267,910	$11,034	4%
Current restricted cash	$62,414	$63,206	$(792)	(1)%

Current assets	$606,288	$508,487	$97,801	19%
Current liabilities	491,339	388,455	102,884	26%
Working capital	$114,949	$120,032	$(5,083)	(4)%

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our working capital decreased during the three months ended March 31, 2018, primarily due to the payment of dividends of $18.2 million and voluntary prepayments totalling $25.0 million on the term loan denominated in United States dollars. This decrease was partially offset by the increase in operating income over the comparative period.

Cash flows

(in U.S. $000's)	Three months ended March 31,
			$ Change	% Change
	2018	2017	2018 over 2017	2018 over 2017
Cash provided by (used in):
Operating activities	$67,238	$134,542	$(67,304)	(50)%
Investing activities	(13,206)	(6,022)	(7,184)	119%
Financing activities	(45,417)	(15,065)	(30,352)	201%
Effect of changes in foreign currency rates	1,627	3,336	(1,709)	(51)%
Net increase in cash, cash equivalents, and restricted cash	$10,242	$116,791	$(106,549)	(91)%

Operating activities

Cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing, size, and number of auctions during the period, the volume of our underwritten contracts, the timing of the receipt of auction proceeds from buyers and of the payment of amounts due to consignors, as well as the location of the auction with respect to restrictions on the use of cash generated therein.

Cash provided by operating activities in the first quarter of 2018 of $67.2 million was comprised of $17.2 million of net income, $24.8 million of non-cash expenses, and $25.3 million of cash generated by changes in operating assets and liabilities. Cash provided by operating activities in the first quarter of 2017 of $134.5 million was comprised of $10.4 million in net income, $12.1 million in non-cash expenses, and $112.0 million of cash generated by changes in operating assets and liabilities.

Net income in the first quarter of 2018 increased compared to the first quarter of 2017 due to stronger operating income, partially offset by a higher interest expense. Non-cash expenses increased over the comparative period primarily due to higher amortization expenses driven by the increase in intangible assets as a result of the Acquisition.

Ritchie Bros.	42

The decrease in cash generated by changes in operating assets and liabilities over the comparative period was primarily due to more auction proceeds payable being settled in the United States in the first quarter of 2018 compared to the first quarter of 2017. This change was driven by increases in GTV, the number of auctions, and the number of sale days leading up to the first quarter of 2018 compared to the first quarter of 2017.

Investing activities

Net cash used in investing activities increased $7.2 million during the first quarter of 2018 compared to the first quarter of 2017. This increase is primarily due to our acquisition of Leake Auction Company, an Oklahoma-based collector car auctioneer, which was announced on January 16, 2018.

CAPEX intensity presents net capital spending, which excludes acquisition investments, as a percentage of total revenues. We believe that comparing CAPEX intensity on a trailing 12-month basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

CAPEX intensity for the 12 months ended March 31, 2018 increased 80 bps compared to CAPEX intensity for the 12 months of 2017, primarily due to the net capital spending increase of 22% exceeding the total revenues decrease of 4% over the comparative period. The net capital spending increase was primarily due to an increase in the capitalization of costs of intangible assets under development. Significant software development projects over the 12-month period ended March 31, 2018 included systems integration following the Acquisition and other acquisitions, as well as enhanced functionality for our online marketplace sales channel.

The following table presents CAPEX intensity and agency proceeds CAPEX rate17 (non-GAAP measure) results for the trailing 12-month periods ended March 31, 2018 and 2017, as well as reconciled those metrics to property, plant and equipment additions, intangible asset additions, proceeds on disposition of property, plant and equipment, and total revenues, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

(in U.S. $ millions)	12 months ended March 31,
			Change
	2018	2017	2018 over 2017
Property, plant and equipment additions	$11.5	$18.3	(37)%
Intangible asset additions	30.0	19.5	54%
Proceeds on disposition of property plant and equipment	(4.5)	(7.4)	(39)%
Net capital spending	$37.0	$30.4	22%

Total revenues	1,031.9	1,070.9	(4)%
Less: cost of inventory sold	(318.9)	(465.2)	(31)%
Less: ancillary and logistical service expenses	(57.2)	(46.7)	22%
Agency proceeds (non-GAAP measure)	$655.8	$559.0	17%

CAPEX intensity	3.6%	2.8%	80	bps
Agency proceeds CAPEX rate (non-GAAP measure)	5.6%	5.4%	20	bps

[17]	Agency proceeds CAPEX rate is a non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues. It is not a measure of liquidity. We calculate agency proceeds CAPEX rate by dividing net capital spending by agency proceeds (non-GAAP measure).

Ritchie Bros.	43

The decrease in cash provided by operating activities combined with the increase in net capital spending resulted in a decrease in operating free cash flow (“OFCF”)18 (non-GAAP measure) of $74.0 million, or 64%, to $42.0 million in the 12 months ended March 31, 2018 from $116.0 million in the 12 months ended March 31, 2017, as this now includes three full quarters post-Acquisition.

Financing activities

Net cash used by financing activities increased $30.4 million in the first three months of 2018 compared to the first three months of 2017. This increase was primarily due to voluntary prepayments totalling $25.0 million on the term loan, as well as higher scheduled long-term debt payments.

Dividend information

We declared and paid a regular cash dividend of $0.17 per common share for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017. We have declared, but not yet paid, a dividend of $0.17 per common share for the quarter ended March 31, 2018.

Total dividend payments during the three months ended March 31, 2018 and 2017 were $18.2 million to stockholders. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 89.0% for the 12 months ended March 31, 2018 from 98.2% for the 12 months ended March 31, 2017. This decrease is primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio19 (non-GAAP measure) increased to 79.0% for the 12 months ended March 31, 2018 from 67.1% for the 12 months ended March 31, 2017.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital decreased 120 bps to 5.8% for the 12-month period ending March 31, 2018 from 7.0% for the 12-month period ending March 31, 2017. This decrease is primarily due to a $376.9 million, or 36%, increase in average invested capital over the comparative period, which was driven by the Acquisition and the associated debt, and partially offset by an increase in net income attributable to stockholders.

[18]	OFCF is a non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes the performance metric, OFCF. OFCF is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate OFCF by subtracting net capital spending from cash provided by operating activities. OFCF is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

[19]	Adjusted dividend payout ratio is a non-GAAP financial measure. We believe that comparing the adjusted dividend payout ratio for different financial periods provides useful information about how well our net income supports our dividend payments. Adjusted dividend payout ratio is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders (non-GAAP measure). Adjusted dividend payout ratio is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	44

Return on invested capital (“ROIC”) excluding escrowed debt20 (non-GAAP measure) decreased 710 bps to 6.5% during the 12 months ended March 31, 2018 compared to 13.6% for the 12 months period ending March 31, 2017.

Debt and credit facilities

At March 31, 2018, our short-term debt of $5.9 million consisted of borrowings under our committed revolving credit facilities and had a weighted average annual interest rate of 2.9%. This compares to current borrowings of $7.0 million at December 31, 2017 with a weighted average annual interest rate of 2.7%.

As at March 31, 2018, we had a total of $780.3 million long-term debt with a weighted average annual interest rate of 4.9%. This compares to long-term debt of $812.9 million as at December 31, 2017 with a weighted average annual interest rate of 4.8%.

Our five-year credit agreement with a syndicate of lenders (the “Credit Agreement”) allows prepayment of term loans in whole or in part at par. The Credit Agreement provided us with a term loan facility of up to $325.0 million (the “Term Loan Facility”). During the first quarter of 2018, we made voluntary prepayments of the term loan denominated in United States dollars totalling $25.0 million. These prepayments were applied to our next scheduled payments. The amount available pursuant to the Term Loan Facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility.

As at March 31, 2018, we had available $646.8 million under our committed revolving credit facilities, pursuant to the Credit Agreement, which is available until October 27, 2021.

Future scheduled principal and interest payments (assuming no changes in short-term rates from current levels) over the next five years relating to our long-term debt outstanding at March 31, 2018 are as follows:

(in U.S. $000's)	Scheduled payments by due period
	In 2018	In 2019	In 2020	In 2021	In 2022	Thereafter
On long-term debt:
Principal	$6,948	$13,896	$25,032	$250,150	$-	$500,000
Interest	22,608	38,745	38,024	35,107	26,875	67,188

Other credit facilities

As at March 31, 2018, we also had $10.0 million in credit facilities in certain foreign jurisdictions. Of these, $5.0 million were in a committed, revolving credit facility that was renewed on May 2, 2018 and now expires on October 27, 2021. The remaining $5.0 million was a demand facility that has no maturity date. As at March 31, 2018, we had available $8.8 million pursuant to these facilities.

[20]	ROIC excluding escrowed debt is a non-GAAP financial measure that we believe, by comparing on a trailing 12-month basis for different financial periods provides useful information about the after-tax return generated by our investments by removing the impact of the issue of our senior secured notes (“Notes”), which were held in escrow at March 31, 2017. While the Notes were in escrow and not accessible by us, they were not contributing to the generation of net income. We believe that by adjusting debt to remove funds we do not have access to, we are providing more accurate information about the after-tax return generated by our investments. We calculate ROIC excluding escrowed debt as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure). We calculate adjusted average invested capital (non-GAAP measure) as the adjusted average long-term debt (non-GAAP measure) and average stockholders’ equity over a trailing 12-month period. We calculate adjusted average long-term debt (non-GAAP measure) as the average of adjusted opening long-term debt (non-GAAP measure) and adjusted ending long-term debt (non-GAAP measure). Adjusted opening long-term debt (non-GAAP measure) and adjusted ending long-term debt (non-GAAP measure) are calculated as opening or ending long-term debt, as applicable, as reported in our consolidated financial statements reduced by long-term debt held in escrow. ROIC excluding escrowed debt is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	45

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Judgements, Estimates and Assumptions

Aside from the adoption of Topic 606, discussed below, there were no material changes in our critical accounting policies, judgements, estimates and assumptions from those disclosed in the following our Annual Report on Form 10-K for the year ended December 31, 2017, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Effective January 1, 2018, we adopted Topic 606 using the full retrospective method. The primary impact of the adoption of Topic 606 is the change in the presentation of revenue earned from inventory sales and ancillary and logistical services. These revenues are presented gross of the related expenses rather than net. There was no impact on the timing of revenues recognized, amount of operating income or net income, or on the consolidated balance sheet or consolidated statements of cash flows due to the adoption of Topic 606.

The following table presents our first quarter 2018 results and illustrates the impact on our historical reported results of retrospectively adopting Topic 606:

(in U.S. $000's)	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017
Service revenues	$176,016	$182,351	$145,938	$172,749	$123,379
Revenue from inventory sales	84,162	109,399	81,463	79,864	76,048
Total revenues	260,178	291,750	227,401	252,613	199,427
Costs of services	36,657	39,096	33,461	36,292	24,340
Cost of inventory sold	75,791	98,895	72,476	71,726	63,401

The following table reconciles revenues as previously reported to total revenues under Topic 606:

	Prior to January 1, 2018	New Revenue Standard Adjustments		On and after January 1, 2018
(in U.S. $000's)	Revenues as previously reported (a)	Cost of inventory sold[1] (b)	Ancillary and logistical service expenses[2] (c)	Total revenues under the new standard (a)+(b)+(c)=(d)
Quarter ended:
December 31, 2017	$178,785	$98,895	$14,070	$291,750
September 30, 2017	141,047	72,476	13,878	227,401
June 30, 2017	166,186	71,726	14,701	252,613
March 31, 2017	124,499	63,401	11,527	199,427
Full year 2017	$610,517	$306,498	$54,176	$971,191

Ritchie Bros.	46

The following table reconciles costs of services as previously reported to costs of services under Topic 606:

	Prior to January 1, 2018	New Revenue Standard Adjustments	On and after January 1, 2018
(in U.S. $000's)	Costs of services (a)	Ancillary and logistical service expenses[2] (b)	Costs of services under the new standard (a) + (b) = (c)
Quarter ended:
December 31, 2017	$25,026	$14,070	$39,096
September 30, 2017	19,583	13,878	33,461
June 30, 2017	21,591	14,701	36,292
March 31, 2017	12,813	11,527	24,340
Full year 2017	$79,013	$54,176	$133,189

1)	These amounts were historically disclosed under the Consolidated Financial Statement note entitled "Revenue" and are now presented on the face of our consolidated income statements. Second and third quarter 2017 amounts were restated in the fourth quarter of 2017 to conform with current presentation of certain government contracts.

2)	Ancillary and logistical service expenses are now reported within costs of services under the Consolidated Financial Statement note entitled "Operating Expenses".

As noted above, we introduced the new performance metric, agency proceeds (non-GAAP measure), in response to the adoption of Topic 606. The following table presents our agency proceeds (non-GAAP measure) results for the current quarter and each quarter in 2017, as well as reconciles this measure to total revenues, which is the most directly comparable GAAP measure in our consolidated income statements:

(in U.S. $000's)	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017
Total revenues	$260,178	$291,750	$227,401	$252,613	$199,427
Less: cost of inventory sold	(75,791)	(98,895)	(72,476)	(71,726)	(63,401)
Less: ancillary and logistical service expenses	(14,580)	(14,070)	(13,878)	(14,701)	(11,527)
Agency proceeds (non-GAAP measure)	$169,807	$178,785	$141,047	$166,186	$124,499

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

Ritchie Bros.	47

The following table presents our agency proceeds (non-GAAP measure) and agency proceeds adjusted operating income rate (non-GAAP measure) results for the three months ended March 31, 2018 and 2017, as well as reconciles those metrics to total revenues and operating income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $000's)	Three months ended March 31,
			Change
	2018	2017	2018 over 2017
Operating income	$32,873	$23,597	39%

Total revenues	260,178	199,427	30%
Less: cost of inventory sold	(75,791)	(63,401)	20%
Less: ancillary and logistical service expenses	(14,580)	(11,527)	26%
Agency proceeds (non-GAAP measure)	$169,807	$124,499	36%

Operating income margin	12.6%	11.8%	80	bps
Agency proceeds adjusted operating income rate (non-GAAP measure)	19.4%	19.0%	40	bps

There were no adjusting items for the three months ended March 31, 2018 and 2017.

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and diluted adjusted EPS attributable to stockholders (non-GAAP measure) results for the three months ended March 31, 2018, and 2017, as well as reconciles those metrics to net income attributable to stockholders and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements:

(in U.S. $000's, except share and	Three months ended March 31,
per share data)			Change
	2018	2017	2018 over 2017
Net income attributable to stockholders	$17,138	$10,377	65%
Current income tax adjusting item:
Change in uncertain tax provision	-	2,290	(100)%
Adjusted net income attributable to stockholders (non-GAAP measure)	$17,138	$12,667	35%
Effect of dilutive securities	$-	$27	(100)%
Weighted average number of dilutive shares outstanding	108,643,897	107,788,949	1%

Diluted EPS attributable to stockholders	$0.16	$0.10	60%
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$0.16	$0.12	33%

There were no adjusting items for the three months ended March 31, 2018.

The adjusting item for the three months ended March 31, 2017 was a $2.3 million (or $0.02 per diluted share) charge related to the change in uncertain tax provisions.

Ritchie Bros.	48

The following table presents our adjusted EBITDA (non-GAAP measure) and agency proceeds adjusted EBITDA rate (non-GAAP measure) results for the three months ended March 31, 2018 and 2017, as well as reconciles those metrics to net income and net income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $000's)	Three months ended March 31,
			Change
	2018	2017	2018 over 2017
Net income	$17,207	$10,433	65%
Add: depreciation and
amortization expenses	16,191	10,338	57%
Add: interest expense	11,310	8,133	39%
Less: interest income	(392)	(955)	(59)%
Add: income tax expense	5,269	7,315	(28)%
Adjusted EBITDA (non-GAAP measure)	49,585	35,264	41%

Total revenues	260,178	199,427	30%
Less: cost of inventory sold	(75,791)	(63,401)	20%
Less: ancillary and logistical service expenses	(14,580)	(11,527)	26%
Agency proceeds (non-GAAP measure)	$169,807	$124,499	36%

Net income margin	6.6%	5.2%	140	bps
Agency proceeds adjusted EBITDA rate (non-GAAP measure)	29.2%	28.3%	90	bps

There were no adjusting items for the three months ended March 31, 2018 and 2017.

Ritchie Bros.	49

The following table presents our adjusted net debt/adjusted EBITDA (non-GAAP measures) results as at and for the 12 months ended March 31, 2018 and 2017, as well as reconciles that metric to debt, cash and cash equivalents, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

(in U.S. $ millions)	As at and for the 12 months ended March 31,
					Change
	2018		2017		2018 over 2017
Short-term debt	$5.9		$24.6		(76)%
Long-term debt	780.3		596.4		31%
Debt	786.2		621.0		27%
Less: cash and cash equivalents	(278.9)		(236.9)		18%
Less: long-term debt in escrow	-		(495.9)		(100)%
Adjusted net debt (non-GAAP measure)	507.3		(111.8)		554%

Net income	$82.1		$74.0		11%
Add: depreciation and amortization expenses	58.6		41.1		43%
Add: interest expense	41.5		12.3		237%
Less: interest income	(2.6)		(2.3)		13%
Add: income tax expense	-		34.7		(100)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	4.8		-		100%
Acquisition and finance structure advisory	9.1		-		100%
Severance and retention	3.6		-		100%
Impairment loss	8.9		28.2		(68)%
Debt extinguishment costs	-		6.8		(100)%
Adjusted EBITDA (non-GAAP measure)	$206.0		$194.8		6%

Debt/net income	9.6	x	8.4	x	14%
Adjusted net debt/adjusted EBITDA (non-GAAP measure)	2.5	x	-0.6	x	517%

The adjusting items for the 12 months ended March 31, 2018 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs
•	$3.6 million ($2.5 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

The adjusting items for the 12 months ended March 31, 2017 were:

•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on the EquipmentOne reporting unit goodwill and customer relationships
•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt

Ritchie Bros.	50

The following table presents our A&M agency proceeds (non-GAAP measure) and A&M agency proceeds rate (non-GAAP measure) results for the three months ended March 31, 2018, and 2017, as well as reconciles those metrics to A&M total revenues and A&M revenue rate, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $000's)	Three months ended March 31,
			Change
	2018	2017	2018 over 2017
A&M total revenues	$232,567	$179,078	30%
Less: cost of inventory sold	(75,791)	(63,401)	20%
A&M agency proceeds (non-GAAP measure)	$156,776	$115,677	36%

GTV	1,160,712	899,410	29%

A&M revenue rate	20.0%	19.9%	10	bps
A&M agency proceeds rate (non-GAAP measure)	13.5%	12.9%	60	bps

The following table presents our OFCF (non-GAAP measure) results on a trailing 12-month basis ended March 31, 2018 and 2017, as well as reconciles that metric to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in, or calculated from, our consolidated statements of cash flows:

(in U.S. $ millions)	12 months ended March 31,
			Change
	2018	2017	2018 over 2017
Cash provided by operating activities	$79.0	$146.4	(46)%
Property, plant and equipment additions	11.5	18.3	(37)%
Intangible asset additions	30.0	19.5	54%
Proceeds on disposition of property plant and equipment	(4.5)	(7.4)	(39)%
Net capital spending	$37.0	$30.4	22%
OFCF (non-GAAP measure)	$42.0	$116.0	(64)%

Ritchie Bros.	51

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and adjusted dividend payout ratio (non-GAAP measure) on a trailing 12-month basis ended March 31, 2018 and March 31, 2017, and reconciles those metrics to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	12 months ended March 31,
			Change
	2018	2017	2018 over 2017
Dividends paid to stockholders	$72.8	$71.5	2%
Net income attributable to stockholders	$81.8	$72.8	12%
Pre-tax adjusting items:
Accelerated vesting of assumed options	4.8	-	100%
Acquisition and finance structure advisory	9.1	-	100%
Severance and retention	3.6	-	100%
Impairment loss	8.9	28.2	(68)%
Debt extinguishment costs	-	6.8	(100)%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	(2.4)	-	100%
Severance and retention	(0.7)	-	100%
Debt extinguishment costs	-	(1.8)	(100)%
Deferred income tax effect of adjusting items:
Severance and retention	(0.4)	-	100%
Impairment loss	(2.4)	(1.8)	33%
Current income tax adjusting item:
Change in uncertain tax provision	-	2.3	(100)%
Deferred tax adjusting item:
Remeasurement of deferred taxes	(10.1)	-	100%
Adjusted net income attributable to stockholders (non-GAAP measure)	$92.1	$106.5	(14)%

Dividend payout ratio	89.0%	98.2%	-920	bps
Adjusted dividend payout ratio (non-GAAP measure)	79.0%	67.1%	1190	bps

The adjusting items for the 12 months ended March 31, 2018 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs
•	$3.6 million ($2.5 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets
•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the TCJA

Ritchie Bros.	52

The adjusting items for the 12 months ended March 31, 2017 were:

•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on the EquipmentOne reporting unit goodwill and customer relationships
•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt
•	$2.3 million (or $0.02 per diluted share) charge related to the change in uncertain tax provisions

The table on the following page presents our ROIC excluding escrowed debt (non-GAAP measure) results as at and for the 12-month period ended March 31, 2018 and 2017, and reconciles that metric to net income attributable to stockholders, long-term debt, stockholders’ equity, and return on average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

Ritchie Bros.	53

(in U.S. $ millions)	As at and for the 12 months ended March 31,
			Change
	2018	2017	2018 over 2017
Net income attributable to stockholders	$81.8	$72.8	12%
Pre-tax adjusting items:
Accelerated vesting of assumed options	4.8	-	100%
Acquisition and finance structure advisory	9.1	-	100%
Severance and retention	3.6	-	100%
Impairment loss	8.9	28.2	(68)%
Debt extinguishment costs	-	6.8	(100)%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	(2.4)	-	100%
Severance and retention	(0.7)	-	100%
Debt extinguishment costs	-	(1.8)	(100)%
Deferred income tax effect of adjusting items:
Severance and retention	(0.4)	-	100%
Impairment loss	(2.4)	(1.8)	33%
Current income tax adjusting item:
Change in uncertain tax provision	-	2.3	(100)%
Deferred tax adjusting item:
Remeasurement of deferred taxes	(10.1)	-	100%
Adjusted net income attributable to stockholders (non-GAAP measure)	$92.1	$106.5	(14)%

Opening long-term debt	$596.4	$102.3	483%
Ending long-term debt	780.3	596.4	31%
Less: long-term debt in escrow	-	(495.9)	(100)%
Adjusted ending long-term debt (non-GAAP measure)	780.3	100.5	676%
Average long-term debt	$688.4	$349.4	97%
Adjusted average long-term debt (non-GAAP measure)	688.4	101.4	579%

Opening stockholders' equity	$691.4	$676.5	2%
Ending stockholders' equity	752.3	691.4	9%
Average stockholders' equity	721.9	684.0	6%

Average invested capital	$1,410.3	$1,033.4	36%
Adjusted average invested capital (non-GAAP measure)	1,410.3	785.4	80%

Return on average invested capital(1)	5.8%	7.0%	-120	bps
ROIC excluding escrowed debt (non-GAAP measure)(2)	6.5%	13.6%	-710	bps

(1)	Calculated as net income attributable to stockholders divided by average invested capital.
(2)	Calculated as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure).

Ritchie Bros.	54

The adjusting items for the 12 months ended March 31, 2018 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs
•	$3.6 million ($2.5 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets
•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the TCJA

The adjusting items for the 12 months ended March 31, 2017 were:

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt
•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on EquipmentOne reporting unit goodwill and customer relationships
•	$2.3 million (or $0.02 per diluted share) charge related to the change in uncertain tax provisions

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at March 31, 2018. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Ritchie Bros.	55

The Company closed the IronPlanet Acquisition on May 31, 2017, and IronPlanet’s total assets and total revenues constituted 40% and 13%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the period ended March 31, 2018. As the Acquisition occurred in the second quarter of 2017, we excluded the internal control over financial reporting of IronPlanet from the scope of our assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	56

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:	RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, before purchasing our common shares. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.

There were no material changes in risk factors during the three months ended March 31, 2018.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

Ritchie Bros.	57

ITEM 6:	EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
10.1	Amended Executive Nonqualified Excess Plan Adoption
10.2	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Kieran Holm, dated March 29, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ritchie Bros.	58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: May 10, 2018	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Dated: May 10, 2018	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	59