Form 10-Q
period 2018-06-30
RITCHIE BROS AUCTIONEERS INC
filed 2018-08-09
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-13425

Ritchie Bros. Auctioneers Incorporated

 (Exact Name of Registrant as Specified in its Charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(R.S. Employer Identification No.)

9500 Glenlyon Parkway
Burnaby, British Columbia, Canada	V5J 0C6
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 108,208,237 common shares, without par value, outstanding as of August 8, 2018

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended June 30, 2018

Ritchie Bros.

PART I – FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Service revenues	$214,346	$172,749	$390,362	$296,128
Revenue from inventory sales	94,184	79,864	178,346	155,912
Total revenues	308,530	252,613	568,708	452,040

Operating expenses:
Costs of services	43,033	36,292	79,690	60,632
Cost of inventory sold	81,702	71,726	157,493	135,127
Selling, general and administrative expenses	101,259	74,377	198,729	144,952
Acquisition-related costs	1,399	22,948	3,032	31,575
Depreciation and amortization expenses	16,537	11,872	32,728	22,210
Gain on disposition of property, plant and equipment	(271)	(308)	(616)	(1,029)
Impairment loss	-	8,911	-	8,911
Foreign exchange loss (gain)	76	(93)	(16)	(823)
Total operating expenses	243,735	225,725	471,040	401,555
Operating income	64,795	26,888	97,668	50,485

Interest expense	(10,937)	(8,620)	(22,247)	(16,753)
Other income, net	900	3,470	1,813	5,754
Income before income taxes	54,758	21,738	77,234	39,486
Income tax expense	9,031	4,025	14,300	11,340

Net income	$45,727	$17,713	$62,934	$28,146

Net income attributable to:
Stockholders	$45,717	$17,635	$62,855	$28,012
Non-controlling interests	10	78	79	134
Net income	$45,727	$17,713	$62,934	$28,146

Earnings per share attributable to stockholders:
Basic	$0.42	$0.16	$0.58	$0.26
Diluted	$0.42	$0.16	$0.58	$0.26

Weighted average number of shares outstanding:
Basic	107,864,030	107,004,902	107,610,679	106,928,672
Diluted	109,019,708	108,238,660	108,832,776	108,014,228

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$45,727	$17,713	$62,934	$28,146
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(12,691)	9,373	(7,784)	16,813

Total comprehensive income	$33,036	$27,086	$55,150	$44,959

Total comprehensive income (loss) attributable to:
Stockholders	$33,056	$26,976	$55,089	$44,789
Non-controlling interests	(20)	110	61	170
	$33,036	$27,086	$55,150	$44,959

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets

Cash and cash equivalents	$210,566	$267,910
Restricted cash	118,714	63,206
Trade and other receivables	188,993	92,105
Inventory	63,636	38,238
Other current assets	28,765	27,610
Income taxes receivable	12,988	19,418
Total current assets	623,662	508,487

Property, plant and equipment	512,527	526,581
Equity-accounted investments	6,674	7,408
Other non-current assets	26,188	24,146
Intangible assets	253,036	261,094
Goodwill	672,909	670,922
Deferred tax assets	22,530	18,674
Total assets	$2,117,526	$2,017,312

Liabilities and Equity

Auction proceeds payable	$324,505	$199,245
Trade and other payables	150,785	164,553
Income taxes payable	6,874	732
Short-term debt	4,056	7,018
Current portion of long-term debt	9,086	16,907
Total current liabilities	495,306	388,455

Long-term debt	741,278	795,985
Other non-current liabilities	39,130	46,773
Deferred tax liabilities	37,348	32,334
Total liabilities	1,313,062	1,263,547

Contingencies
Contingently redeemable performance share units	12,965	9,014
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 108,202,351 (December 31, 2017: 107,269,783)	166,898	138,582
Additional paid-in capital	41,410	41,005
Retained earnings	628,341	602,609
Accumulated other comprehensive loss	(50,280)	(42,514)
Stockholders' equity	786,369	739,682
Non-controlling interest	5,130	5,069
Total stockholders' equity	791,499	744,751
Total liabilities and equity	$2,117,526	$2,017,312

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")
Balance, December 31, 2017	107,269,783	$138,582	$41,005	$602,609	$(42,514)	$5,069	$744,751	$9,014
Net income	-	-	-	62,855	-	79	62,934	-
Other comprehensive loss	-	-	-	-	(7,766)	(18)	(7,784)	-
	-	-	-	62,855	(7,766)	61	55,150	-
Stock option exercises	772,599	23,155	(5,106)	-	-	-	18,049	-
Issuance of common stock related to vesting of share units	159,969	5,161	(1,662)	-	-	-	3,499	(6,856)
Stock option compensation expense	-	-	4,483	-	-	-	4,483	-
Modification of PSUs	-	-	703	(134)	-	-	569	6,132
Equity-classified PSU expense	-	-	1,885	-	-	-	1,885	4,376
Equity-classified PSU dividend equivalents	-	-	102	(324)	-	-	(222)	222
Change in fair value of contingently redeemable PSUs	-	-	-	(77)	-	-	(77)	77
Cash dividends paid	-	-	-	(36,588)	-	-	(36,588)	-

Balance, June 30, 2018	108,202,351	$166,898	$41,410	$628,341	$(50,280)	$5,130	$791,499	$12,965

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Six months ended June 30,	2018	2017
Cash provided by (used in):
Operating activities:
Net income	$62,934	$28,146
Adjustments for items not affecting cash:
Depreciation and amortization expenses	32,728	22,210
Impairment loss	-	8,911
Stock option compensation expense	4,483	8,076
Equity-classified PSU expense	6,261	2,045
Deferred income tax expense (recovery)	922	(4,823)
Unrealized foreign exchange loss (gain)	92	(1,487)
Amortization of debt issuance costs	2,073	1,057
Other, net	(4,879)	(1,820)
Net changes in operating assets and liabilities	3,244	53,692
Net cash provided by operating activities	107,858	116,007
Investing activities:
Acquisition of IronPlanet, net of cash acquired	-	(674,080)
Property, plant and equipment additions	(5,802)	(4,274)
Intangible asset additions	(12,273)	(10,124)
Proceeds on disposition of property, plant and equipment	1,633	2,451
Other, net	(4,674)	-
Net cash used in investing activities	(21,116)	(686,027)
Financing activities:
Dividends paid to stockholders	(36,588)	(36,348)
Dividends paid to NCI	-	(41)
Issuances of share capital	18,049	6,033
Payment of withholding taxes on issuance of shares	(3,357)	-
Proceeds from short-term debt	308	6,850
Repayment of short-term debt	(3,372)	(17,208)
Proceeds from long-term debt	-	325,000
Repayment of long-term debt	(56,555)	(100,575)
Debt issue costs	-	(12,388)
Repayment of finance lease obligations	(1,774)	(858)
Other, net	(1,176)	(1,350)
Net cash provided by (used in) financing activities	(84,465)	169,115
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(4,113)	10,310
Decrease	(1,836)	(390,595)
Beginning of period	331,116	758,089
Cash, cash equivalents, and restricted cash, end of period	$329,280	$367,494

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.	Summary of significant accounting policies

Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”) provide global asset management and disposition services, offering customers end-to-end solutions for buying and selling used industrial equipment and other durable assets through its live unreserved auctions and online reserved and unreserved marketplaces, listing services, and private brokerage services. Ritchie Bros. Auctioneers Incorporated is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”).

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

i.	Revenue from auction and marketplace (“A&M”) activities, including commissions earned at our live auctions, online marketplaces, and private brokerage services where we act as an agent for consignors of equipment and other assets, and various auction-related fees, including listing and buyer transaction fees; and

ii.	Other services revenues, including revenues from listing services, refurbishment, logistical services, financing, appraisal fees and other ancillary service fees; and

•	Revenue from inventory sales as part of A&M activities

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, or upon completion of the performance obligation, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For live event-based auctions or online auctions, revenue is recognized when the auction sale is complete and the Company has determined that the sale proceeds are collectible. Revenue is measured at the fair value of the consideration received or receivable and is shown net of value-added tax and duties.

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

Following the sale of the item, the Company invoices the buyer for the purchase price of the asset, taxes, and, if applicable, the buyer transaction fee, collects payment from the buyer, and remits the proceeds to the seller, net of the seller commissions, applicable taxes, and applicable fees. Commissions are calculated as a percentage of the hammer price of the property sold at auction. Fees are also charged to sellers for listing and inspecting equipment. Other revenues earned in the process of conducting the Company’s auctions include administrative, documentation, and advertising fees.

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

Costs of services incurred in earning other fee revenues include ancillary and logistical service expenses, direct labour (including commissions on sales), software maintenance fees, and materials. Costs of services exclude depreciation and amortization expenses.

(d) Cost of inventory sold

Cost of inventory sold includes the purchase price of assets sold for the Company’s own account and is determined using a specific identification basis.

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

Equity-classified share-based payments

Share unit plans

The Company has a senior executive performance share unit (“PSU”) plan and an employee PSU plan that provides for the award of PSUs to certain senior executives and employees, respectively, of the Company. The Company has the option to settle certain share unit awards in cash or shares and expects to settle them in shares. The cost of PSUs granted is measured at the fair value of the underlying PSUs at the grant date using a Monte-Carlo simulation model. PSUs vest based on the passage of time and achievement of performance criteria.

The Company also has a senior executive restricted share unit (“RSU”) plan and an employee RSU plan that provides for the award of RSUs to certain senior executives and employees, respectively, of the Company. The Company has the option to settle certain share unit awards in cash or shares and expects to settle all grants on and after 2017 in shares. The cost of RSUs granted is measured using the volume weighted average price of the Company’s common shares for the twenty days prior to the grant date. RSUs vest based on the passage of time and include restrictions related to employment.

This fair value of awards expected to vest under these plans is expensed over the respective remaining service period of the individual awards, on an accelerated recognition basis, with the corresponding increase to APIC recorded in equity. At the end of each reporting period, the Company revises its estimate of the number of equity instruments expected to vest. The impact of the revision of the original estimates, if any, is recognized in earnings, such that the consolidated expense reflects the revised estimate, with a corresponding adjustment to equity. Dividend equivalents on the equity-classified PSUs and RSUs are recognized as a reduction to retained earnings over the service period.

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

Stock option plans

The Company has three stock option compensation plans that provide for the award of stock options to selected employees, directors and officers of the Company. The cost of options granted is measured at the fair value of the underlying option at the grant date using the Black-Scholes option pricing model. The fair value of options expected to vest under these plans is expensed over the respective remaining service period of the individual awards, on an accelerated recognition basis, with the corresponding increase to APIC recorded in equity. Upon exercise, any consideration paid on exercise of the stock options and amounts fully amortized in APIC are credited to the common shares.

Ritchie Bros.	9

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.	Summary of significant accounting policies (continued)

(e) Share-based payments (continued)

Liability-classified share-based payments

The Company maintains other share unit compensation plans that vest over a period of up to three years after grant. Under those plans, the Company is either required or expects to settle vested awards on a cash basis or by providing cash to acquire shares on the open market on the employee’s behalf, where the settlement amount is determined using the volume weighted average price of the Company’s common shares for the twenty days prior to the vesting date or, in the case of deferred share unit (“DSU”) recipients, following cessation of service on the Board of Directors.

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

(g) Impairment of long-lived and indefinite-lived assets (continued)

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

(i) New and amended accounting standards (continued)

Presenting revenue from inventory sales on a gross basis and presenting ancillary and logistical services revenues on a gross basis significantly changes the face of the Company’s consolidated income statement in two primary ways:

1)	Prior to the adoption of ASU 2014-09, all revenue from inventory sales were presented net of costs within service revenues on the income statement. With the adoption of ASU 2014-09, the Company has presented separately revenue from inventory sales and service revenue and accordingly service revenues exclude revenue from inventory sales and cost of inventory sold. Those amounts are now presented gross as separate line items on the face of the consolidated income statement; and

2)	Ancillary and logistical service revenues are presented within service revenues, now on a gross basis, with the related costs of services presented separately within costs of services.

Impact to reported results

The new presentation based on ASU 2014-09 results in an increase the amount of revenue reported but there is no change in the operating income compared to the prior presentation:

Three months ended June 30, 2017
Consolidated income statement line item	As reported	New Revenue Standard Adjustment	Consolidated income statement line item	As Adjusted
Revenues	$166,186	$6,563	Service revenues	$172,749
		79,864	Revenue from inventory sales	79,864
		86,427	Total revenues	252,613
Costs of services	(21,591)	(14,701)	Costs of services	(36,292)
		(71,726)	Cost of inventory sold	(71,726)
	$144,595	$-		$144,595

Six months ended June 30, 2017
Consolidated income statement line item	As reported	New Revenue Standard Adjustment	Consolidated income statement line item	As Adjusted
Revenues	$290,685	$5,443	Service revenues	$296,128
		155,912	Revenue from inventory sales	155,912
		161,355	Total revenues	452,040
Costs of services	(34,404)	(26,228)	Costs of services	(60,632)
		(135,127)	Cost of inventory sold	(135,127)
	$256,281	$-		$256,281

(ii)	Effective January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are applied retrospectively on the amendment date. The adoption of ASU 2016-15 resulted in the $1,302,000 Mascus contingent consideration paid in the second quarter of 2017 to be reclassified from operating to financing cash flows.

Ritchie Bros.	12

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.	Summary of significant accounting policies (continued)

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

Management continues to perform an analysis of all the Company’s leases, of which there are approximately 570 operating and 135 finance leases for which the Company is a lessee at the reporting date. The most significant operating leases in terms of the amount of rental charges and duration of the contract are for various auction sites and offices located in North America, Europe, the Middle East, and Asia. However, in terms of the number of leases, the majority consist of leases for computer, automotive, and yard equipment.

The Company continues to evaluate the new guidance to determine the impact it will have on its consolidated financial statements but has not yet completed its analysis. At June 30, 2018, the Company expects that the majority, if not all, of the operating leases will be brought onto the Company’s balance sheet on adoption of ASU 2016-02. Management has evaluated alternative software solutions together with the functionality within the Company’s financial system to automate the lease accounting process. The Company has determined that implementation of a lease accounting module within its current financial system will facilitate an effective adoption of the standard. The Company has developed a detailed project plan and key implementation milestones as part of this process. The Company expects to complete the majority of its implementation of the new lease accounting module during the second half of 2018.

The adoption of ASU 2016-02 is expected to add complexity to the accounting for leases, as well as require system and process changes to manage the large number of operating leases that the Company anticipates will be brought onto its balance sheet. As a result, management has determined that the Company will not early adopt ASU 2016-02, and will continue to evaluate the elections available to the Company involving the application of practical expedients on transition.

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

Ritchie Bros.	13

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2.	Significant judgments, estimates and assumptions (continued)

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

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

•	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;

•	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, Asset Appraisal Services, and Ritchie Bros. Logistical Services.

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.	Segment information (continued)

	Three months ended June 30, 2018			Six months ended June 30, 2018
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenues	$180,067	$34,279	$214,346	$328,472	$61,890	$390,362
Revenue from inventory sales	94,184	-	94,184	178,346	-	178,346
Total revenues	274,251	34,279	308,530	506,818	61,890	568,708
Costs of services	21,381	21,652	43,033	42,829	36,861	79,690
Cost of inventory sold	81,702	-	81,702	157,493	-	157,493
Selling, general and administrative expenses ("SG&A")	95,959	5,300	101,259	188,961	9,768	198,729
Segment profit	$75,209	$7,327	$82,536	$117,535	$15,261	$132,796
Acquisition-related costs			1,399			3,032
Depreciation and amortization expenses ("D&A")			16,537			32,728
Gain on disposition of property, plant and equipment ("PPE")			(271)			(616)
Foreign exchange loss (gain)			76			(16)
Operating income			$64,795			$97,668
Interest expense			(10,937)			(22,247)
Other income, net			900			1,813
Income tax expense			(9,031)			(14,300)
Net income			$45,727			$62,934

Ritchie Bros.	15

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.	Segment information (continued)

	Three months ended June 30, 2017			Six months ended June 30, 2017
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenues	$146,509	$26,240	$172,749	$249,539	$46,589	$296,128
Revenue from inventory sales	79,864	-	79,864	155,912	-	155,912
Total revenues	226,373	26,240	252,613	405,451	46,589	452,040
Costs of services	20,978	15,314	36,292	33,565	27,067	60,632
Cost of inventory sold	71,726	-	71,726	135,127	-	135,127
SG&A expenses	70,977	3,400	74,377	138,088	6,864	144,952
Impairment loss	8,911	-	8,911	8,911	-	8,911
Segment profit	$53,781	$7,526	$61,307	$89,760	$12,658	$102,418
Acquisition-related costs			22,948			31,575
D&A expenses			11,872			22,210
Gain on disposition of PPE			(308)			(1,029)
Foreign exchange gain			(93)			(823)
Operating income			$26,888			$50,485
Interest expense			(8,620)			(16,753)
Other income, net			3,470			5,754
Income tax expense			(4,025)			(11,340)
Net income			$17,713			$28,146

The Company‘s geographic breakdown of total revenue is as follows:

	United States	Canada	Europe	Other	Consolidated
Total revenues for the three months ended:
June 30, 2018	$142,931	$82,776	$44,826	$37,997	$308,530
June 30, 2017	107,943	78,366	34,598	31,706	252,613
Total revenues for the six months ended:
June 30, 2018	278,499	148,585	79,398	62,226	568,708
June 30, 2017	220,027	119,859	52,865	59,289	452,040

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

5.	Total revenues

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service revenues:
Commissions	$124,697	$112,242	$225,991	$191,539
Fees	89,649	60,507	164,371	104,589
	214,346	172,749	390,362	296,128
Revenue from inventory sales	94,184	79,864	178,346	155,912
	$308,530	$252,613	$568,708	$452,040

6.	Operating expenses

Costs of services

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Ancillary and logistical service expenses	$19,980	$14,701	$34,560	$26,228
Employee compensation expenses	10,931	8,813	19,950	14,289
Buildings, facilities and technology expenses	2,663	2,401	5,290	3,947
Travel, advertising and promotion expenses	7,806	7,426	14,614	12,082
Other costs of services	1,653	2,951	5,276	4,086
	$43,033	$36,292	$79,690	$60,632

SG&A expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Employee compensation expenses	$66,699	47,405	$129,992	$91,860
Buildings, facilities and technology expenses	15,436	13,319	30,709	25,594
Travel, advertising and promotion expenses	8,800	6,201	18,519	12,781
Professional fees	5,388	3,224	9,655	6,324
Other SG&A expenses	4,936	4,228	9,854	8,393
	$101,259	$74,377	$198,729	$144,952

Acquisition-related costs

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
IronPlanet:
Other acquisition-related costs	$456	$22,187	$1,095	$29,878
Other acquisitions:
Continuing employment costs	885	727	1,853	1,591
Other acquisition-related costs	58	34	84	106
	$1,399	$22,948	$3,032	$31,575

Ritchie Bros.	17

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6.	Operating expenses (continued)

Depreciation and amortization expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation expense	$7,292	$6,793	$14,208	$13,585
Amortization expense	9,245	5,079	18,520	8,625
	$16,537	$11,872	$32,728	$22,210

Impairment loss

During the six months ended June 30, 2018 the Company did not recognize an impairment loss while in the six months ended June 30, 2017 the Company recognized an impairment loss of $8,911,000 on certain technology assets.

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

For the three months ended June 30, 2018, income tax expense was $9,031,000, compared to an income tax expense of $4,025,000 for the same period in 2017. Our effective tax rate was 16% in the second quarter of 2018, compared to 19% in the second quarter of 2017. The effective tax rate decreased in the second quarter of 2018 compared to the second quarter of 2017 primarily because a $2,735,000 income tax recovery was recorded in 2018 relating to a decrease in uncertain tax positions. Additionally, in 2018 less annual non-deductible acquisition costs were estimated which was partially offset by our estimated Base Erosion Anti-Abuse Tax (“BEAT”).

For the six months ended June 30, 2018, income tax expense was $14,300,000, compared to an income tax expense of $11,340,000 for the same period in 2017. Our effective tax rate was 19% for the six months ended June 30, 2018, compared to 29% for the six months ended June 30, 2017. The effective tax rate decreased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily because in 2017 a $2,523,000 year-to-date income tax expense relating to an increase in uncertain tax positions was recognized whereas in 2018 a $2,411,000 year-to-date income tax recovery relating to a decrease in uncertain tax positions was recorded.   Additionally, in 2018 there was a greater proportion of income taxed in jurisdictions with lower rates which was partially offset by our estimated BEAT.

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

7.	Income taxes (continued)

Recent Tax Legislation

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that impacted our three and six months ended June 30, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) imposing BEAT - a tax on certain deductible payments from our U.S. subsidiary to any of its foreign-related parties.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three months ended June 30, 2018, we have not made any adjustments to the provisional amounts recorded at December 31, 2017.  Additional work is still necessary for a more detailed analysis of our deferred tax assets and liabilities, our historical foreign earnings subject to the one-time transition tax, and potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in the fourth quarter of 2018 when the analysis is complete.

8.	Earnings per share attributable to stockholders

Basic earnings per share (“EPS”) attributable to stockholders was calculated by dividing the net income attributable to stockholders by the weighted average (“WA”) number of common shares outstanding during the period. Diluted EPS attributable to stockholders was calculated by dividing the net income attributable to stockholders by the WA number of shares of common stock outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include unvested PSUs, RSUs, and outstanding stock options. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

	Three months ended			Six months ended
	June 30, 2018			June 30, 2018
	Net income	WA		Net income	WA
	attributable to	number	Per share	attributable to	number	Per share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$45,717	107,864,030	$0.42	$62,855	107,610,679	$0.58
Effect of dilutive securities:
Share units	-	314,618		-	336,353	-
Stock options	-	841,060	-	-	885,744	-
Diluted	$45,717	109,019,708	$0.42	$62,855	108,832,776	$0.58

	Three months ended			Six months ended
	June 30, 2017			June 30, 2017
	Net income	WA		Net income	WA
	attributable to	number	Per share	attributable to	number	Per share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$17,635	107,004,902	$0.16	$28,012	106,928,672	$0.26
Effect of dilutive securities:
Share units	(545)	534,849	-	(176)	399,203	-
Stock options	-	698,909	-	-	686,353	-
Diluted	$17,090	108,238,660	$0.16	$27,836	108,014,228	$0.26

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

9.	Supplemental cash flow information.

Six months ended June 30,	2018	2017
Trade and other receivables	$(100,339)	$(65,529)
Inventory	(27,801)	1,429
Advances against auction contracts	261	(1,107)
Prepaid expenses and deposits	(2,547)	5,668
Income taxes receivable	6,430	(3,225)
Auction proceeds payable	129,008	135,432
Trade and other payables	(11,910)	(10,432)
Income taxes payable	6,585	(4,118)
Share unit liabilities	1,216	(6,664)
Other	2,341	2,238
Net changes in operating assets and liabilities	$3,244	$53,692

Six months ended June 30,	2018	2017
Interest paid, net of interest capitalized	$20,058	$2,250
Interest received	1,229	1,943
Net income taxes paid	3,547	23,458

Non-cash purchase of property, plant and equipment under capital lease	3,012	3,483

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$210,566	$267,910
Restricted cash	118,714	63,206
Cash, cash equivalents, and restricted cash	$329,280	$331,116

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

10.	Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the unaudited condensed consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1:   Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;

● Level 2:   Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

● Level 3:   Unobservable inputs for the asset or liability.

		June 30, 2018		December 31, 2017
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$210,566	$210,566	$267,910	$267,910
Restricted cash	Level 1	118,714	118,714	63,206	63,206
Short-term debt	Level 2	4,056	4,056	7,018	7,018
Long-term debt
Senior unsecured notes	Level 1	488,230	485,000	487,339	520,000
Term loans	Level 2	262,134	265,330	325,553	329,687

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

11.	Other current assets

	June 30,	December 31,
	2018	2017

Advances against auction contracts	$7,032	$7,336
Assets held for sale	-	584
Prepaid expenses and deposits	21,733	19,690
	$28,765	$27,610

12.	Other non-current assets

Included in other non-current assets is a tax receivable amount of $12,991,000 (December 31, 2017: $12,851,000).

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

13.	Goodwill

Balance, December 31, 2017	$670,922
Additions	3,671
Foreign exchange movement	(1,684)
Balance, June 30, 2018	$672,909

14.	Debt

	Carrying amount
	June 30,	December 31,
	2018	2017
Short-term debt	$4,056	$7,018

Long-term debt:

Term Loans (previously referred to as Delayed draw term loans):
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 4.004%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2021	172,640	185,143
Denominated in United States dollars, secured, bearing interest at a weighted average rate of 4.158%, due in weekly installments of interest only and quarterly installments of principal, maturing in October 2021	92,690	144,544
Less: unamortized debt issue costs	(3,196)	(4,134)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(11,770)	(12,661)
Total Long-term debt	750,364	812,892

Total debt	$754,420	$819,910

Long-term debt:
Current portion	$9,086	$16,907
Non-current portion	741,278	795,985
Total long-term debt	$750,364	$812,892

Short-term debt at June 30, 2018 is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and have a weighted average interest rate of 2.7% (December 31, 2017: 2.7%).

During the three and six months ended June 30, 2018, the Company made voluntary prepayments totalling $25,000,000 and $50,000,000, respectively, on the term loan denominated in United States dollars. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility.

Ritchie Bros.	22

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

14.	Debt (continued)

On June 21, 2018, the Company reduced the amount available on the Company’s committed revolving credit facilities by $185,000,000. At June 30, 2018, the Company’s credit agreement with a syndicate of lenders, and Bank of America, N.A. as administrative agent provides the Company with:

•	Revolving facilities of up to $490,000,000
•	The term loan facility used to finance the acquisition of IronPlanet and
•	At the Company’s election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the revolving facilities in an aggregate amount of up to $50,000,000.

As at June 30, 2018, the Company had unused committed revolving credit facilities aggregating $481,700,000 of which $477,600,000 is available until October 27, 2021.

15. Other non-current liabilities

	June 30,	December 31,
	2018	2017
Tax payable	$22,641	$25,958
Finance lease obligation	7,821	7,875
Share unit liabilities	-	2,865
Other	8,668	10,075
	$39,130	$46,773

16.	Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Dividends

Declared and paid

The Company declared and paid the following dividends during the six months ended June 30, 2018 and 2017:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Six months ended June 30, 2018:
Fourth quarter 2017	January 26, 2018	$0.1700	February 16, 2018	$18,246	March 9, 2018
First quarter 2018	May 9, 2018	0.1700	May 30, 2018	18,342	June 20, 2018
Six months ended June 30, 2017:
Fourth quarter 2016	January 23, 2017	$0.1700	February 10, 2017	$18,160	March 3, 2017
First quarter 2017	May 4, 2017	0.1700	May 23, 2017	18,188	June 13, 2017

Ritchie Bros.	23

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

16.	Equity and dividends (continued)

Declared and undistributed

Subsequent to June 30, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.18 cents per common share, payable on September 19, 2018 to stockholders of record on August 29, 2018. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated net losses of $7,321,000 and $5,184,000 for the three and six months ended June 30, 2018 (2017: net gains of $7,817,000 and $11,484,000).

17. Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock option compensation expense:
SG&A expenses	$2,140	2,012	$4,288	$3,324
Acquisition-related costs	-	4,752	195	4,752
Share unit expense (recovery):
Equity-classified share units	3,226	1,033	6,261	2,045
Liability-classified share units	346	(165)	1,945	(572)
Employee share purchase plan - employer contributions	554	447	1,091	883
	$6,266	$8,079	$13,780	$10,432

Share unit expense (recovery) and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Ritchie Bros.	24

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17. Share-based payments (continued)

Stock option plan

Stock option activity for the six months ended June 30, 2018 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2017	4,459,744	$24.29	7.5	$17,649
Granted	901,264	32.17
Exercised	(772,599)	23.36		$8,096
Forfeited	(31,383)	23.56
Outstanding, June 30, 2018	4,557,026	$26.01	7.6	$36,960
Exercisable, June 30, 2018	2,183,682	$23.95	6.5	$22,213

The fair value of the stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the six months ended June 30, 2018 was $7.67.

The significant assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2018 and 2017 are presented in the following table on a weighted average basis:

Six months ended June 30,	2018	2017
Risk free interest rate	2.7%	2.1%
Expected dividend yield	2.11%	2.05%
Expected lives of the stock options	5 years	5 years
Expected volatility	28.1%	27.9%

As at June 30, 2018, the unrecognized stock-based compensation cost related to the non-vested stock options was $8,863,000 which is expected to be recognized over a weighted average period of 2.3 years.

Share unit plans

Share unit activity for the six months ended June 30, 2018 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value	Number	value

Outstanding, December 31, 2017	434,248	$27.83	125,152	$26.93	259,241	$26.38	4,666	$26.42	93,487	$26.32
Granted	229,802	31.43	89,156	32.01	-	-	48	33.46	12,561	32.76
Transferred to equity awards on modification	257,659	31.30	-	-	(257,659)	26.38	-	-	-	-
Vested and settled	(184,327)	31.99	-	-	-	-	-	-	-	-
Forfeited	(17,800)	31.28	(1,222)	31.98	(1,582)	26.45	-	-	-	-
Outstanding, June 30, 2018	719,582	$30.60	213,086	$29.03	-	$-	4,714	$26.49	106,048	$27.08

Ritchie Bros.	25

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17. Share-based payments (continued)

Share unit plans (continued)

At June 30, 2018, the unrecognized share unit expense related to equity-classified PSUs was $12,165,000 which is expected to be recognized over a weighted average period of 2.0 years. The unrecognized share unit expense related to equity-classified RSUs was $5,180,000 which is expected to be recognized over a weighted average period of 2.5 years. The unrecognized share unit expense related to liability-classified RSUs was $19,000, which is expected to be recognized over a weighted average period of 0.3 years. There is no unrecognized share unit expense related to liability-classified DSUs, as they vest immediately upon grant.

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

On March 1, 2018, the Company modified the market and performance vesting conditions for the PSUs. Concurrently, the employee PSU plans were reclassified to equity awards, based on the Company’s settlement intentions. The weighted average fair value of the PSU awards outstanding on the modification date was $31.35. The incremental compensation recognized as a result of the vesting condition modification was $1,400,000. The share unit liability related to the employee PSUs, representing the portion of the fair value attributable to past service, was $6,701,000, which was reclassified to equity on that date. No incremental compensation was recognized as a result of the employee PSU settlement modification. Because the employee PSUs are contingently redeemable in cash in the event of death of the participant, on the modification date, the Company reclassified $6,132,000 to temporary equity, representing the portion of the contingent redemption amount of the PSUs as if redeemable on March 1, 2018, to the extent attributable to prior service.

The fair value of the equity-classified PSUs is estimated on modification date and on the date of grant using a Monte-Carlo simulation model. The significant assumptions used to estimate the fair value of the equity-classified PSUs during the six months ended June 30, 2018 and 2017 are presented in the following table on a weighted average basis:

Six months ended June 30,	2018	2017
Risk free interest rate	1.9%	1.4%
Expected dividend yield	2.09%	1.92%
Expected lives of the PSUs	3 years	3 years
Expected volatility	31.1%	28.2%
Average expected volatility of comparable companies	34.1%	37.0%

Ritchie Bros.	26

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

At June 30, 2018, there were $57,451,000 of assets guaranteed under contract, of which 79% is expected to be sold prior to the end of September 30, 2018, with the remainder to be sold prior to December 31, 2018 (December 31, 2017: $30,948,000 of which 27% is expected to be sold prior to the end of March 31, 2018 with the remainder to be sold by December 31, 2018).

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

IronPlanet acquisition (continued)

IronPlanet is a leading online marketplace for selling and buying used equipment and other durable assets and an innovative participant in the multi–billion dollar used equipment market. The acquisition expands the breadth and depth of equipment disposition and management solutions the Company can offer its customers.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the IronPlanet Acquisition Date. Goodwill of $568,566,000 was calculated as the fair value of consideration over the estimated fair value of the net assets acquired.

IronPlanet purchase price allocation

May 31, 2017
Purchase price	$776,474

Assets acquired:
Cash and cash equivalents	$95,626
Restricted cash	3,000
Trade and other receivables	13,021
Inventory	600
Advances against auction contracts	4,623
Prepaid expenses and deposits	1,645
Income taxes receivable	55
Property, plant and equipment	2,381
Other non-current assets	2,551
Deferred tax assets	1,497
Intangible assets ~	188,000

Liabilities assumed:
Auction proceeds payable	63,616
Trade and other payables	15,540
Deferred tax liabilities	25,935
Fair value of identifiable net assets acquired	207,908
Goodwill acquired on acquisition	$568,566

~	Intangible assets consist of indefinite-lived trade names and trademarks, customer relationships with estimated useful lives of ranging from six to 13 years, and a technology platform with an estimated useful life of seven years.

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

Ritchie Bros.	28

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is a world leader in asset management and disposition of used industrial equipment and other durable assets, selling $1.4 billion of used equipment and other assets during the second quarter of 2018. Our expertise, unprecedented global reach, market insight, and trusted portfolio of brands provide us with a unique position in the used equipment market. We primarily sell used equipment for our customers through live, unreserved auctions worldwide including in the United States, Canada, Australia, the United Arab Emirates, and the Netherlands, which are simulcast online to reach a global bidding audience.

1	GTV represents total proceeds from all items sold at our live on site auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	29

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

A&M segment

Channels	Brand Solutions	Description of Offering
Live On Site Auctions		■ Live unreserved on site with live simulcast online auctions
■ Event-based sales of used construction and heavy equipment held in the Caterpillar dealer geographies
■ Event-based sales of used energy equipment
Online Auctions and Marketplaces		■ Online marketplace for selling and buying used equipment
■ Online marketplace offering multiple price and timing options
■ Online marketplace for the sale of government and military assets
■ Online truck and trailer marketplace
Brokerage Service		■ Confidential, negotiated sales

Ritchie Bros.	30

Contract options

As part of our A&M business, we offer sellers several contract options to meet their individual needs and sale objectives, which include:

•	Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
•	Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
•	Inventory contracts, where we purchase, take custody, and hold used equipment and other assets before they are resold in the ordinary course of business.

We refer to guarantee and inventory contracts as underwritten contracts.

We also provide a wide array of value-added services to make the process of selling and buying equipment convenient for our customers, including repair and refurbishment services, financial services through Ritchie Bros. Financial Services (“RBFS”), logistical services, and appraisals.

Seasonality

Our operations are both seasonal and event-driven. Total revenues and GTV tend to be the highest during the second and fourth calendar quarters. We generally conduct more live on site auctions during these quarters than during the first and third calendar quarters. Late December through mid-February and mid-July through August are traditionally less active periods. Online volumes are similarly affected as supply of used equipment is lower in the third quarter as it is actively being used and not available for sale.

Ritchie Bros.	31

Performance Highlights

Net income attributable to stockholders of $45.7 million improved 159% compared to $17.6 million for the same quarter in 2017. Diluted earnings per share (“EPS”) attributable to stockholders increased 163% to $0.42 versus $0.16 in the second quarter of 2017, while diluted adjusted EPS attributable to stockholders2 (non-GAAP measure) increased 27% to $0.42 from $0.33 in the same respective period. Other key second quarter highlights included:

Consolidated results:

•	Total revenues of $308.5 million increased 22% over the second quarter of 2017
•	Total Company agency proceeds[3] (non-GAAP measure) of $206.8 million increased 24% from $166.2 million in the second quarter of 2017
•	Cash provided by operating activities of $107.9 million for the six-month period ended June 30, 2018
•	Repayment of $27.3 million of long-term debt in the second quarter of 2018, and $56.6 million for the six months ended June 30, 2018
•	Increased quarterly cash dividend by 6% to $0.18 per share

A&M segment results:

•	GTV of $1.4 billion increased 14% from $1.3 billion in the second quarter of 2017
•	Total revenues of $274.3 million increased 21% from $226.4 million in the second quarter of 2017
•	A&M agency proceeds[4] (non-GAAP measure) of $192.5 million increased 25% from $154.6 million in the second quarter of 2017
•	A&M revenue rate[5] and A&M agency proceeds rate[6] (non-GAAP measure) each improved 120 basis points (“bps”) over the second quarter of 2017

2	Diluted adjusted EPS attributable to stockholders is a non-GAAP financial measure. We believe that comparing diluted adjusted EPS attributable to stockholders for different financial periods provides useful information about the growth or decline of our diluted EPS attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items the pre-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of certain property, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. Diluted adjusted EPS attributable to stockholders is calculated by dividing adjusted net income attributable to stockholders (non-GAAP measure), net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding. Diluted adjusted EPS attributable to stockholders is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

3	Our income statement scorecard includes the non-GAAP measure performance metric, agency proceeds. Agency proceeds is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate agency proceeds by subtracting the cost of inventory sold and ancillary and logistical service expenses from total revenues.

4	A&M agency proceeds is a non-GAAP financial measure that provides useful information about the performance of our A&M contracts for different financial periods. A&M agency proceeds is calculated as A&M total revenues less cost of inventory sold and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

5	We believe A&M segment total revenues are best understood by considering their relationship to GTV. The metric we use to measure that performance is A&M revenue rate, which is calculated as A&M total revenues divided by GTV.

6	A&M agency proceeds rate is a non-GAAP financial measure that provides useful information about the performance of our operations by comparing the margins we earn on our contracts for different financial periods. A&M agency proceeds rate is calculated by dividing A&M agency proceeds (non-GAAP measure) by GTV. A&M agency proceeds rate is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	32

Results of Operations

Financial overview	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
			2018 over				2018 over
(in U.S. $000's, except EPS)	2018	2017	2017		2018	2017	2017
Service revenues	$214,346	$172,749	24%		$390,362	$296,128	32%
Revenue from inventory sales	94,184	79,864	18%		178,346	155,912	14%
Total revenues	308,530	252,613	22%		568,708	452,040	26%
Costs of services	43,033	36,292	19%		79,690	60,632	31%
Cost of inventory sold	81,702	71,726	14%		157,493	135,127	17%
Selling, general and administrative expenses ("SG&A")	101,259	74,377	36%		198,729	144,952	37%
Acquisition-related costs	1,399	22,948	(94)%		3,032	31,575	(90)%
Depreciation and amortization expenses	16,537	11,872	39%		32,728	22,210	47%
Gain on disposal of property, plant and equipment	(271)	(308)	(12)%		(616)	(1,029)	(40)%
Impairment loss	-	8,911	(100)%		-	8,911	(100)%
Foreign exchange loss (gain)	76	(93)	(182)%		(16)	(823)	(98)%
Operating income	64,795	26,888	141%		97,668	50,485	93%
Operating income margin	21.0%	10.6%	1040	bps	17.2%	11.2%	600	bps
Interest expense	(10,937)	(8,620)	27%		(22,247)	(16,753)	33%
Other income, net	900	3,470	(74)%		1,813	5,754	(68)%
Income tax expense	9,031	4,025	124%		14,300	11,340	26%
Net income attributable to stockholders	45,717	17,635	159%		62,855	28,012	124%
Diluted earnings per share attributable to stockholders	$0.42	$0.16	163%		$0.58	$0.26	123%
Effective tax rate	16%	19%	-300	bps	19%	29%	-1000	bps
GTV	$1,426,412	$1,254,318	14%		$2,587,124	$2,153,728	20%
Agency proceeds (non-GAAP measure)	206,848	166,186	24%		376,655	290,685	30%

Ritchie Bros.	33

Consolidated Results

Total revenues

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Total revenues increased $55.9 million, or 22%, primarily due to incremental volume from the Acquisition for which the second quarter of 2018 included three full months of Acquisition volume versus one month of post-Acquisition activity in the second quarter of 2017. The increase was also due to positive performance of our live on site and online auctions driven by continued price realization, an increase in revenue from inventory sales, the partial fee harmonization, and ancillary and logistical services. Foreign exchange had a positive impact on total revenue in the second quarter of 2018.

These increases were partially offset by decreases in live on site auction service revenues primarily resulting from changes to our auction calendar combined with the closure of five auction sites. Those changes reduced the number of live on site auctions from 157 in the second quarter of 2017 to 152 in the second quarter of 2018, as well as the number of sale days over the comparative period. In the current quarter, we had 50 industrial auctions, down 20 compared to the same period in 2017, while our agricultural auctions increased by 15 to 102 over the same comparative period.

Our calendar optimization efforts resulted in some auctions that occurred in June 2017 being shifted to July 2018. Overall, we believe the positive comparable performance of our live on site auctions despite a reduction in the number of sale days demonstrates the effectiveness of our site optimization strategy inclusive of the closure of five auction sites at the end of 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Total revenues increased $116.7 million, or 26%, which was mainly due to incremental volume from the Acquisition. The first half of 2018 included six full months of Acquisition volume versus one month of post-Acquisition activity in the first half of 2017. The increase was also due to positive performance of our live on site and online auctions driven by continued price realization, an increase in revenues from inventory sales, the partial fee harmonization, and ancillary and logistical services. Foreign exchange had a positive impact on total revenues in the first half of 2018. These increases were partially offset by decreases in live on site auction service revenues primarily due to calendar changes.

As part of our calendar optimization efforts and site closures, we reduced the number of live on site auctions from 218 in the first half of 2017 to 204 in the first half of 2018, as well as the number of sale days over the comparative period in our auction calendar. We held 26 less industrial auctions in the first half of 2018 compared to the first half of 2017, offset by an increase of 12 agricultural auctions over the same comparative period.

Geographic analysis

The distribution of our revenues is determined by the location in which the sale occurred, or in the case of online sales, where the legal entity earning the revenues is incorporated. The following table presents our total revenues on a geographic basis.

Ritchie Bros.	34

Three months ended June 30, 2018 compared with three months ended June 30, 2017

(in U.S. $000's)	United States	Canada	Europe	Other	Consolidated
Total revenues for the three months ended June 30, 2018	$142,931	$82,776	$44,826	$37,997	$308,530
Proportion of consolidated amount	46%	27%	15%	12%	100%
Total revenues for the three months ended June 30, 2017	$107,943	$78,366	$34,598	$31,706	$252,613
Proportion of consolidated amount	42%	31%	14%	13%	100%
Change 2018 over 2017:
$ change	$34,988	$4,410	$10,228	$6,291	$55,917
% change	32%	6%	30%	20%	22%

The 32% or $35.0 million increase in total revenues to $142.9 million in the United States was primarily due to the Acquisition, increases in revenue from inventory sales, and the partial fee harmonization. We also experienced growth in our Asset Appraisal Services. The increase in revenue from inventory sales was bolstered by strong price performance of construction assets as equipment supply remained constrained in the second quarter of 2018.

In Canada, total revenues increased 6% or $4.4 million to $82.8 million primarily due to higher service revenues from our live on site auctions, growth of RBFS, partial fee harmonization, and the Acquisition. Service revenue increases in this region were driven by strong price performance of vocational assets and the inclusion of complete dispersal and large oilfield packages in our April 2018 Edmonton auction, which attracted higher than average participation from American bidders. The increases in Canada were partially offset by a decrease in revenue from inventory sales.

The increase in total revenues in Europe by 30% or $10.2 million to $44.8 million was primarily due to the Acquisition, higher revenues from inventory sales, growth of our RB Logistics’ services, partial fee harmonization, and growth of Mascus. These increases were partially offset by a decrease in service revenues from our live on site auctions primarily due to auction calendar changes. The increase in revenues in other regions was primarily due to higher revenues from inventory sales in Australia.

These increases were partially offset by decreases in the number of live on site auctions and sale days over the comparative period as part of our site and auction calendar optimization efforts for all the geographical regions.

Ritchie Bros.	35

Six months ended June 30, 2018 compared with six months ended June 30, 2017

(in U.S. $000's)	United States	Canada	Europe	Other	Consolidated
Total revenues for the six months ended June 30, 2018	$278,499	$148,585	$79,398	$62,226	$568,708
Proportion of consolidated amount	49%	26%	14%	11%	100%
Total revenues for the six months ended June 30, 2017	$220,027	$119,859	$52,865	$59,289	$452,040
Proportion of consolidated amount	48%	27%	12%	13%	100%
Change 2018 over 2017:
$ change	$58,472	$28,726	$26,533	$2,937	$116,668
% change	27%	24%	50%	5%	26%

Our revenues in the United States increased $58.5 million or 27% to $278.5 million primarily due to the Acquisition, the partial fee harmonization, and growth of our Asset Appraisal Services. These increases were partially offset by a decrease in revenue from inventory sales, as well as a reduction in service revenues from our live on site auctions primarily due to auction calendar changes.

In Canada, total revenues increased $28.7 million or 24% to $148.6 million primarily due to higher revenue from inventory sales, increased service revenues from our live on site auctions, partial fee harmonization, growth of RBFS, and the Acquisition.

The $26.5 million or 50% increase in total revenues to $79.4 million in Europe was primarily due to higher revenue from inventory sales, the Acquisition, growth of our RB Logistics’ services, the partial fee harmonization, and growth of Mascus. These increases were partially offset by a decrease in service revenues from our live on site auctions primarily due to auction calendar changes.

Total revenues in our international region increased primarily due to the partial fee harmonization and higher revenue from inventory sales, partially offset by a decrease in service revenues from our live on site auctions.

Costs of services

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Costs of services increased $6.7 million, or 19%, primarily due to the Acquisition, which included three months of costs associated with inspection and appraisal activities in the second quarter of 2018 versus one month of costs in the second quarter of 2017. Increases were also driven by incremental costs required to support the growth of our service revenues, which increased 24% and, in particular, our ancillary and logistical services, which increased 31% over the comparative period.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Costs of services increased $19.1 million, or 31%, primarily due to the Acquisition and the incremental costs required to support the growth of our service revenues, which increased 32% and, in particular, our ancillary and logistical services revenue, which also increased 32% over the comparative period.

Ritchie Bros.	36

Cost of inventory sold

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Cost of inventory sold increased $10.0 million, or 14%, primarily due to higher revenue from inventory sales in Europe, Australia, and the United States, which were driven principally by net price appreciation across most asset classes. These increases were partially offset by a decrease in revenue from inventory sales in Canada.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Cost of inventory sold increased $22.4 million, or 17%, primarily due to higher revenue from inventory sales in Europe and Canada, which were driven principally by net price appreciation across most asset classes. These increases were partially offset by a decrease in revenue from inventory sales in the United States.

SG&A expenses

Three months ended June 30, 2018 compared with three months ended June 30, 2017

SG&A expenses increased $26.9 million, or 36%, primarily due to the Acquisition, continued investments in talent to support growth of our businesses and initiatives, higher incentive compensation driven by year-over-year performance and enhanced sales compensation plans, as well as an increase in professional fees. The increase was also due to the unfavorable impact of foreign exchange during the comparative period.

The Acquisition drove increases in our employee compensation, technology support costs, and additional advertising to promote our online marketplace sales.

The new enhanced sales compensation plans implemented in 2018 are designed to align sales efforts with our multi-channel strategy. We believe these enhanced incentive plans are getting traction as evidenced by the increase in volume of GTV in our online marketplaces.

In the comparative period, there was a decrease in share prices that resulted in a positive impact on share unit expenses through the mark-to-market fair value decrease of certain share units. On March 1, 2018, we modified certain of our share units from liability-classified to equity-classified, which no longer requires us to mark them to market at each reporting date.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

SG&A expenses increased $53.8 million, or 37%, primarily due to the Acquisition and investments in talent to support growth of our businesses and initiatives, an increase in professional fees, and a negative impact of foreign exchange, as discussed above.

Acquisition-related costs

Three months ended June 30, 2018 compared with three months ended June 30, 2017

There was a significant decrease in acquisition-related costs of $21.5 million, or 94%, primarily due to the timing of the Acquisition that closed on May 31, 2017. Costs incurred in the second quarter of 2017 related to the Acquisition included: acquisition and finance structure advisory fees, stock option compensation expenses resulting from accelerated vesting of options assumed as part of the Acquisition, legal fees related to the regulatory approval process and closing of the transaction, severance and retention costs that followed the Acquisition in the resulting corporate organization, and various integration costs.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

There was a significant decrease in acquisition-related costs of $28.5 million, or 90%, primarily due to the timing of the Acquisition which closed on May 31, 2017.

Ritchie Bros.	37

Impairment loss

There were no impairment losses in the first half of 2018, compared to the first half of 2017 where we recognized an $8.9 million impairment loss on certain technology assets.

Operating income

Three months ended June 30, 2018 compared with three months ended June 30, 2017

The operating income increase of $37.9 million, or 141%, was driven by higher total revenues combined with lower acquisition-related costs and impairment losses. The increase was partially offset by higher SG&A expenses, cost of inventory sold, costs of services, and depreciation and amortization expenses. Foreign exchange had a positive impact on operating income in the second quarter of 2018. Adjusted operating income7 (non-GAAP measure) increased 27% during the second quarter of 2018 compared to the second quarter of 2017, which excluded the impact of non-recurring acquisition-related costs and an impairment loss recognized on various technology assets in the second quarter of 2017. There were no adjusting items in the second quarter of 2018.

Operating income margin, which is our operating income divided by revenues, increased 1040 bps to 21.0% in the second quarter of 2018 compared to 10.6% in the second quarter of 2017. This increase is primarily due to the percentage increase in operating income exceeding the percentage increase in total revenues. Agency proceeds adjusted operating income rate8 (non-GAAP measure) was 31.3% in the second quarter of 2018 compared to 30.7% in the second quarter of 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

The operating income increase of $47.2 million, or 93%, was driven by higher total revenues combined with lower acquisition-related costs and impairment losses. The increase was partially offset by higher SG&A expenses, cost of inventory sold, costs of services, and depreciation and amortization expenses. Excluding the impact of non-recurring acquisition related costs as well as an impairment loss recognized on various technology assets in the first half of 2017, adjusted operating income (non-GAAP measure) increased 31% during the first half of 2018 compared to the second quarter of 2017. There were no adjusting items in the first half of 2018.

Operating income margin increased 600 bps to 17.2% in the first half of 2018 compared to 11.2% in the first half of 2017. This increase is primarily due to the percentage increase in operating income exceeding the percentage increase in total revenues. Agency proceeds adjusted operating income rate (non-GAAP measure) was 25.9% in the first half of 2018 compared to 25.7% in the first half of 2017.

7	Adjusted operating income is a non-GAAP measure. We use income statement and balance sheet performance scorecards to align our operations with our strategic priorities. We concentrate on a limited number of metrics to ensure focus and to facilitate quarterly performance discussions. Our income statement scorecard includes the performance metric, adjusted operating income. We believe that comparing adjusted operating income for different financial periods provides useful information about the growth or decline of operating income for the relevant financial period. We calculate adjusted operating income by eliminating adjusting items from operating income. Adjusted operating income is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

8	Our income statement scorecard includes the performance metric, agency proceeds adjusted operating income rate, which is a non-GAAP measure. We believe that comparing agency proceeds adjusted operating income rate for different financial periods provides useful information about the growth or decline of our operating income for the relevant financial period. We calculate agency proceeds adjusted operating income rate by dividing adjusted operating income (non-GAAP measure) by agency proceeds (non-GAAP measure). Agency proceeds adjusted operating income rate is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	38

Interest expense

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Interest expense increased $2.3 million, or 27%, primarily due to the additional indebtedness to finance the Acquisition and an increase in short-term interest over the comparative period. This increase was partially offset by a reduction in interest expense resulting from our $25.0 million voluntary prepayment of the term loan in the first quarter of 2018, and an additional $25.0 million voluntary prepayment in the second quarter of 2018. As of June 30, 2018, our long-term debt was $750.4 million compared to $814.3 million as of June 30, 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Interest expense increased $5.5 million, or 33%, for the reasons discussed above and was also partially offset by the reduction in interest expense resulting from our $50.0 million voluntary prepayment of the term loan in the first half of 2018.

Income tax expense and effective tax rate

Three months ended June 30, 2018 compared with three months ended June 30, 2017

For the three months ended June 30, 2018, income tax expense was $9.0 million, compared to an income tax expense of $4.0 million for the same period in 2017. Our effective tax rate was 16% in the second quarter of 2018, compared to 19% in the second quarter of 2017. The effective tax rate decreased in the second quarter of 2018 compared to the second quarter of 2017 primarily because of a $2.7 million income tax recovery relating to a decrease in uncertain tax positions.  Additionally, in 2018 less annual non-deductible acquisition costs were estimated which was partially offset by our estimated Base Erosion Anti-Abuse Tax (“BEAT”).

Six months ended June 30, 2018 compared with six months ended June 30, 2017

For the six months ended June 30, 2018, income tax expense was $14.3 million compared to an income tax expense of $11.3 million for the same period in 2017. Our effective tax rate was 19% for the six months ended June 30, 2018, compared to 29% for the six months ended June 30, 2017. The effective tax rate decreased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily because in 2017 a $2.6 million year-to-date income tax expense relating to an increase in uncertain tax positions was recognized whereas in 2018 a $2.4 million year-to-date income tax recovery relating to a decrease in uncertain tax positions was recorded.   Additionally, in 2018 there was a greater proportion of income taxed in jurisdictions with lower rates which was partially offset by our estimated BEAT.

On December 22, 2017, the U.S. enacted H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”).  We have not completed our analysis of the effects of the enactment of the Tax Act and therefore have not recorded any adjustments to the provisional amounts recorded at December 31, 2017.  For more details, refer to the notes to our consolidated financial statements included in “Part 1, Item 1: Consolidated Financial Statements” in this Form 10-Q.

Ritchie Bros.	39

Net income

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Net income attributable to stockholders increased $28.1 million, or 159%, primarily due to the increase in our operating income partially offset by higher income tax expense and interest expense. Adjusted net income attributable to stockholders9 (non-GAAP measure) increased $9.3 million, or 25%, to $45.7 million in the second quarter of 2018 from $36.4 million in the second quarter of 2017.

Similarly, net income increased $28.0 million, or 158% to $45.7 million in the second quarter of 2018 from $17.7 million in the second quarter of 2017. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)10 (non-GAAP measure) increased $16.0 million, or 24%, to $81.4 million in the second quarter of 2018 from $65.4 million in the second quarter of 2017.

Net income margin increased 780 bps to 14.8% in the second quarter of 2018 from 7.0% in the second quarter of 2017. Agency proceeds adjusted EBITDA rate11 (non-GAAP measure) remained consistent at 39.4% over the comparative period.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Net income attributable to stockholders increased $34.8 million, or 124%, in the first half of 2018 compared to the first half of 2017. This increase was primarily due to the increase in our operating income partially offset by higher interest expense and income tax expense. Adjusted net income attributable to stockholders (non-GAAP measure) increased $13.8 million, or 28%, to $62.9 million in the first half of 2018 from $49.1 million in the first half of 2017.

Similarly, net income increased $34.8 million, or 124% to $62.9 million in the first half of 2018 from $28.1 million in the first half of 2017. Adjusted EBITDA (non-GAAP measure) increased $30.3 million, or 30%, to $131.0 million in the first half of 2018 from $100.7 million in the first half of 2017.

Net income margin increased 490 bps to 11.1% in the first half of 2018 from 6.2% in the first half of 2017. Agency proceeds adjusted EBITDA rate (non-GAAP measure) increased 20 bps to 34.8% in the first half of 2018 compared to 34.6% in the first half of 2017.

9	Adjusted net income attributable to stockholders is a non-GAAP financial measure. We believe that comparing adjusted net income attributable to stockholders for different financial periods provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

10	Adjusted EBITDA is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income excluding the pre-tax effects of adjusting items. Adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

11	Agency proceeds adjusted EBITDA rate is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Agency proceeds adjusted EBITDA rate presents adjusted EBITDA (non-GAAP measure) as a multiple of agency proceeds (non-GAAP measure). Agency proceeds adjusted EBITDA rate is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	40

Twelve months ended June 30, 2018 compared with twelve months ended June 30, 2017

Debt at June 30, 2018, represented 6.9 times net income as at and for the 12 months ended June 30, 2018. This compares to debt at June 30, 2017, which represented 16.2 times net income as at and for the 12 months ended June 30, 2017. The decrease in this debt/net income multiplier was primarily due to lower debt balances at June 30, 2018 versus June 30, 2017, and a higher net income over the comparative period. The decrease in debt was primarily due to repayments of debt related to the funding for the Acquisition. Adjusted net debt/adjusted EBITDA12 (non-GAAP measure) was 2.5 times as at and for the 12 months ended June 30, 2018 compared to 2.9 times as at and for the 12 months ended June 30, 2017.

Diluted EPS

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Diluted EPS attributable to stockholders increased 163% to $0.42 per share in the second quarter of 2018 from $0.16 per share in the second quarter of 2017. This increase is primarily due to the increase in net income attributable to stockholders. Diluted adjusted EPS attributable to stockholders (non-GAAP measure) increased 27% to $0.42 in the second quarter of 2018 from $0.33 in the second quarter of 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Diluted EPS attributable to stockholders increased 123% to $0.58 per share in the first half of 2018 from $0.26 per share in the first half of 2017. This increase is primarily due to the increase in net income attributable stockholders. Diluted adjusted EPS attributable to stockholders (non-GAAP measure) increased 29% to $0.58 in the first half of 2018 from $0.45 in the first half of 2017.

12	Adjusted net debt/adjusted EBITDA is a non-GAAP financial measure. We believe that comparing adjusted net debt/adjusted EBITDA on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are discussed further below under “Liquidity and Capital Resources”. We calculate adjusted net debt/adjusted EBITDA by dividing adjusted net debt (non-GAAP measure) by adjusted EBITDA (non-GAAP measure). Adjusted net debt (non-GAAP measure) is calculated by subtracting cash and cash equivalents. Adjusted net debt/adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	41

Segment Performance

Auctions and Marketplaces segment

(in U.S. $000's)	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Service revenues	$180,067	$146,509	23%	$328,472	$249,539	32%
Revenue from inventory sales	94,184	79,864	18%	178,346	155,912	14%
Total revenues	274,251	226,373	21%	506,818	405,451	25%
Costs of services	21,381	20,978	2%	42,829	33,565	28%
Cost of inventory sold	81,702	71,726	14%	157,493	135,127	17%
SG&A expenses	95,959	70,977	35%	188,961	138,088	37%
Impairment loss	-	8,911	(100)%	-	8,911	(100)%
A&M profit	$75,209	$53,781	40%	$117,535	$89,760	31%

Gross Transaction Value

We believe that revenues are best understood by considering their relationship with GTV. We present below GTV by channel for the three and six months ended June 30, 2018 period.

Three months ended June 30, 2018 compared with three months ended June 30, 2017

(in U.S. $000's)	Three months ended June 30,
	2018		2017		% Change
	GTV	% of total	GTV	% of total	2018 over 2017
Live on site auctions	$1,201,472	84%	$1,135,772	91%	6%
Online marketplaces including featured (1) and other (2)	224,940	16%	118,546	9%	90%
GTV	$1,426,412	100%	$1,254,318	100%	14%

(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E and, before that, EquipmentOne

Overall, GTV increased $172.1 million, or 14%, primarily due to the Acquisition and, improved live on site and online auction performance driven by, strong price performance and a higher-value equipment mix. The increase in GTV was partially offset by continuing equipment supply constraints, as well as the reduction in the number of live industrial on site auctions and sale days over the comparative period. GTV from online marketplaces almost doubled compared to second quarter of 2017. This is partially due to the Acquisition as there was only one month of post-Acquisition activity in the second quarter of 2017 compared to three months in the second quarter of 2018, as well as due to our strategic focus to leverage our multi-channel approach.

Ritchie Bros.	42

The total number of industrial and agricultural lots sold at our live on site auctions decreased 4% to 121,300 lots in the second quarter of 2018 compared to 125,800 lots in second quarter of 2017. The decrease was primarily due to a reduction in number of live on site auctions from 157 in the second quarter of 2017 to 152 in the second quarter of 2018, as well as fewer sales days over the same comparative period. The fewer number of live on site auctions and sale days resulted from deliberate auction calendar optimization efforts, which impact timing of certain events on a comparable basis but had driven overall higher comparable live on site auction performance overall.

GTV generated at our live on site auctions increased 9% on a per-lot basis to $9,700 in the second quarter of 2018 compared to $8,900 in the second quarter of 2017. This increase was primarily due to a change in the mix of equipment at our auctions toward higher value items such as hydraulic excavators, crawler tractors, and articulated dump trucks.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk/reward profile of the terms are agreeable. The volume of underwritten commission contracts increased to 19% of our GTV in the second quarter of 2018 from 17% in the second quarter of 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

(in U.S. $000's)	Six months ended June 30,
	2018		2017		% Change
	GTV	% of total	GTV	% of total	2018 over 2017
Live on site auctions	$2,175,498	84%	$1,996,577	93%	9%
Online marketplaces including featured (1) and other (2)	411,626	16%	157,151	7%	162%
GTV	$2,587,124	100%	$2,153,728	100%	20%

(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E and, before that, EquipmentOne

Overall, GTV increased $433.4 million, or 20%, primarily due to the Acquisition and, improved live on site and online auction performance driven by, strong price performance and a higher-value equipment mix. We significantly increased our GTV generated from our online marketplaces by 162% due to the Acquisition and our new compensation strategies implemented to focus on the expansion of online marketplaces. The increase was partially offset by a decrease in the number of live on site auctions and sale days over the comparative period, as well as the ongoing equipment supply constraints.

The total number of industrial and agricultural lots sold at our live on site auctions decreased 5% to 204,600 lots in the first half of 2018 compared to 214,900 lots in first half of 2017 for the same reasons discussed above.

GTV generated at our live on site auctions increased 13% on a per-lot basis to $10,400 in the first half of 2018 compared to $9,200 in the first half of 2017. This increase was primarily due to a change in the mix of equipment at our auctions, as described above.

The volume of underwritten commission contracts remained constant at 16% of our GTV in the first half of 2018 compared to the same period in 2017.

Ritchie Bros.	43

Total revenues

A&M total revenues by geographical region are presented below:

(in U.S. $000's)	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
United States	$130,150	$97,517	33%	$252,856	$199,516	27%
Canada	72,137	70,429	2%	131,024	107,319	22%
International	71,964	58,427	23%	122,938	98,616	25%
A&M total revenues	$274,251	$226,373	21%	$506,818	$405,451	25%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

The increase in A&M total revenues of $47.9 million, or 21%, was primarily due to the Acquisition, an increase in equipment pricing, the partial harmonization of our transaction fees, as well as the following regional differences:

•	United States: +33% increase that, in addition to the factors noted above, was also due to growth in revenue from inventory sales and service revenues from live on site auctions. In particular, strategic accounts performed well in the second quarter of 2018. In addition, total revenues increased despite fewer live on site auction sales days.
•	Canada: +2% increase that, in addition to the factors noted above, was offset by an auction calendar change to move the Grand Prairie auction to July in 2018 as compared to June of 2017. The increase in Canada was further offset by a decrease in revenue from inventory sales.
•	International: +23% increase that, in addition to the factors noted above, was also due to an increase in revenue from inventory sales primarily in Europe and Australia. The increase in the International region was partially offset by a decrease in service revenues from live on site auctions, which were negatively impacted by auction calendar change.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

The increase in A&M total revenues of $101.4 million, or 25%, was primarily due to the Acquisition, an increase in equipment pricing, the partial harmonization of our transaction fees, as well as the following regional differences:

•	United States: +27% increase that was partially offset by a decrease in revenue from inventory sales. The increase in the United States occurred despite there being less live on site auction sales days.
•	Canada: +22% increase that, in addition to the factors noted above, was also due to an increase in revenue from inventory sales and growth of service revenues from live on site auctions. There were more live on site auction sales days in Canada in the first half of 2018 compared to the first half of 2017.
•	International: +25% increase that, in addition to the factors noted above, was also due to an increase in revenue from inventory sales primarily in Europe.

Revenue rate

As A&M total revenues are generated from transactional asset disposition services, we believe that these revenues are best understood by considering their relationship to GTV. The metric we use to measure that performance is A&M revenue rate, which is calculated as A&M total revenues divided by GTV.

Ritchie Bros.	44

Three months ended June 30, 2018 compared with three months ended June 30, 2017

A&M revenue rate was 19.2% and 18.0% for the three months ended June 30, 2018 and 2017, respectively. This increase was primarily due to the growth in A&M total revenues outpacing the growth in GTV over the comparative period. Our A&M agency proceeds (non-GAAP measure) were $192.5 million and $154.6 million, while A&M agency proceeds rate (non-GAAP measure) was 13.5% and 12.3% for the three months ended June 30, 2018 and 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

A&M revenue rate was 19.6% and 18.8% for the six months ended June 30, 2018 and 2017, respectively. Our A&M agency proceeds (non-GAAP measure) were $349.3 million and $270.3 million, for the six months ended June 30, 2018 and 2017, respectively, while A&M agency proceeds rate (non-GAAP measure) was 13.5% and 12.6% for the six months ended June 30, 2018 and 2017, respectively.

Costs of services

The A&M segment’s costs of services by nature are presented below:

(in U.S. $000's)	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Employee compensation	$10,381	8,496	22%	$19,321	13,909	39%
Buildings, facilities and technology	2,484	2,173	14%	4,919	3,556	38%
Travel, advertising and promotion	7,465	7,370	1%	13,970	12,026	16%
Other costs of services	1,051	2,939	(64)%	4,619	4,074	13%
A&M costs of services	$21,381	$20,978	2%	$42,829	33,565	28%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

The increase of $0.4 million, or 2%, was only a slight increase compared to the second quarter of 2017, primarily due to an increase in employee compensation to support our business growth.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

A&M costs of services increased $9.3 million, or 28%, primarily due to the Acquisition and the costs associated with the inspection activities that support our online marketplaces, which more customers used as our business continued to expand especially in North America. The 28% increase in cost of services, is in line with the 32% increase in A&M service revenues during the first half of 2018.

Cost of inventory sold

Three months ended June 30, 2018 compared with three months ended June 30, 2017

A&M cost of inventory sold increased $10.0 million, or 14% primarily due to higher inventory contracts sales that occurred in the three months-ended June 30, 2018 and the Acquisition.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

A&M cost of inventory sold increased $22.4 million, or 17% primarily due to an increase in the volume of inventory contracts, the shortages of some higher-end used equipment driving up the cost of inventory, as well as the Acquisition.

Ritchie Bros.	45

SG&A expenses

A&M segment’s SG&A expenses, which include our corporate head office support costs, are presented by nature below:

(in U.S. $000's)	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Employee compensation	$62,867	$45,026	40%	$123,100	$87,175	41%
Buildings, facilities and technology	14,990	12,907	16%	29,749	24,808	20%
Travel, advertising and promotion	8,296	5,945	40%	17,534	12,070	45%
Professional fees	5,023	2,959	70%	8,987	5,821	54%
Other SG&A expenses	4,783	4,140	16%	9,591	8,214	17%
A&M SG&A expenses	$95,959	$70,977	35%	$188,961	$138,088	37%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

The increase in A&M SG&A expense of $25.0 million, or 35% was primarily due to the Acquisition, continued investments in talent to support growth of our businesses and initiatives, which included enhanced incentive compensations plans, as well as an increase in professional fees. The Acquisition drove increases in employee compensation, technology support costs, and additional advertising to promote our online marketplace sales. Also, as discussed above, in the comparative period, there was a decrease in share prices that resulted in a positive impact on share unit expenses through the mark-to-market fair value decrease of certain share units. Foreign exchange had a negative impact on A&M SG&A expenses in the second quarter of 2018.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

A&M SG&A expenses increased $50.9 million, or 37%. As discussed above, the increase was primarily due to the Acquisition, continued investments in talent to support growth of our businesses and initiatives, higher incentive compensation driven by year-over-year performance and enhanced sales compensation plans, and an increase in professional fees.

Impairment loss

Three months ended June 30, 2018 compared with three months ended June 30, 2017

No impairment losses were incurred for the three months ended June 30, 2018, compared to the $8.9 million impairment loss incurred in the A&M segment in the second quarter of 2017, which related to a write-down of certain technology assets after the intended use of these assets changed subsequent to the Acquisition.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

No impairment losses were incurred for the six months ended June 30, 2018 compared to the $8.9 million impairment loss on technology assets in the prior period mentioned above.

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

Historically, we measured Sales Force Productivity as trailing 12-months GTV divided by the number of Revenue Producers at the reporting date. As a result of the timing and impact of the Acquisition on both GTV and the number of Revenue Producers, we updated our Sales Force Productivity measure calculations as at and for the 12-month periods ended June 30, 2018 and June 30, 2017.

Ritchie Bros.	46

Our updated Sales Force Productivity measure calculation as at and for the 12-month period ended June 30, 2017 is the sum of the following two amounts:

•	GTV for the 11 months, pre-Acquisition, ended May 31, 2017, divided by the average number of Revenue Producers over the same 11-month period; and
•	GTV for the month following the Acquisition (June 2017) divided by the average number of Revenue Producers over that month.

Under the revised calculation, our Sales Force Productivity as at and for the trailing 12-month period ended June 30, 2018 was $11.1 million per Revenue Producer compared to $11.7 million per Revenue Producer for the trailing 12-month period ended June 30, 2017. The decrease of $0.6 million per Revenue Producer over the comparative period is due to a combination of factors, including:

•	The acquisition of IronPlanet Revenue Producers that had a lower Sales Force Productivity than Ritchie Bros. sales personnel, pre-Acquisition. IronPlanet’s Sales Force Productivity was $7.6 million per Revenue Producer for the trailing 12-month period ended May 31, 2017.

•	The continued constrained supply of used equipment and a decrease in the number of lots sold at our auctions.

Partially offsetting the decrease in Sales Force Productivity over the comparative period is an increase in average price per lot, as well as strong price performance in construction assets in the United States and vocational trucks in Canada. Despite the decline in Sales Force Productivity calculated on a trailing 12-month basis, when monthly post-Acquisition productivity is compared between June 2018 and June 2017, we are seeing a modest positive improvement in productivity. We are encouraged by this improvement and believe it is evidence that our sales teams are experiencing less impact having passed the most complex stages of our integration.

Industrial live on site auction metrics

Our key industrial live on site auction metrics13 are shown below:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Bidder registrations	141,500	163,500	(13)%	260,500	278,000	(6)%
Consignment	14,700	16,700	(12)%	25,450	28,050	(9)%
Buyers	36,350	40,400	(10)%	65,350	69,550	(6)%
Lots	103,500	108,000	(4)%	184,500	192,000	(4)%

13	For a breakdown of these key industrial auction metrics by month, please refer to our website at www.rbauction.com. None of the information in our website is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	47

Although our auctions vary in size, our average industrial live on site auction results on a trailing 12-month basis are described in the following table:

	12 months ended June 30,
			Change
	2018	2017	2018 over 2017
GTV	$17.3 million	$15.8 million	$1.5 million
Bidder registrations	2,491	2,345	6%
Consignors	242	235	3%
Lots	1,674	1,648	2%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

During the second quarter of 2018, we conducted 50 unreserved industrial live on site auctions at locations in North America, Europe, the Middle East, Australia, and Asia, compared to 70 during the second quarter of 2017.

All key industrial live on site auction metrics decreased in the second quarter of 2018 compared to the second quarter of 2017. The decreases were also mainly a result of fewer auctions and sale days in the second quarter of June 2018 compared to the same period in 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

For the first half of 2018, we conducted 85 unreserved industrial live on site auctions at locations in North America, Europe, the Middle East, Australia, and Asia, compared to 111 during the first half of 2017.

There also were decreases in all key industrial live on site auction metrics in the first half of 2018 compared to the first half of 2017. The decreases were also mainly a result of fewer auctions and sale days throughout the six months ended June 30, 2018 compared to the similar period in 2017.

Twelve months trailing for June 30, 2018 compared with twelve months trailing for June 30, 2017

We saw an increase in the average GTV per industrial auction for the 12 months ended June 30, 2018 compared to the 12 months ended June 30, 2017. We believe the increase was primarily driven by increased demand for higher priced used equipment and our site optimization strategy, which was partially offset by a constrained supply of used equipment that continued in the first half of 2018, and lower sales productivity in the first few months after the Acquisition.

Online bidding

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Internet bidders comprised 72% of the total bidder registrations at our live on site auctions in the second quarter of 2018 compared to 70% in the second quarter 2017. Across all channels, 57% of total GTV was purchased by online bidders in the second quarter of 2018 compared to 60% in the second quarter of 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Internet bidders comprised 71% of the total bidder registrations at our live on site auctions in the first half of 2018 compared to 67% in the first half of 2017. Across all channels, 57% of total GTV was purchased by online bidders in the first half of 2018 compared to 55% in the first half of 2017. This increase in the level of internet bidders shows that we continued to promote multi-channel participation at our auction through the first six months of 2018.

Ritchie Bros.	48

Website metrics14

Our website at www.rbauction.com provides customers with the ability to bid electronically at our live on site auctions IronPlanet websites www.ironplanet.com, www.govplanet.com, and www.truckplanet.com, provide access to our online marketplaces.

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Traffic across all our websites increased 34% in the second quarter of 2018 compared to the second quarter of 2017 due to the Acquisition. Including the addition of IronPlanet, the number of average monthly users in the second quarter of 2018 increased 15% on a comparative basis.

Other services

(in U.S. $000's)	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Service revenues	$34,279	$26,240	31%	$61,890	$46,589	33%
Costs of services	21,652	15,314	41%	36,861	27,067	36%
SG&A expenses	5,300	3,400	56%	9,768	6,864	42%
Other services profit	$7,327	$7,526	(3)%	$15,261	$12,658	21%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Service revenues from other services grew $8.0 million, or 31%, primarily due to the increase in ancillary and logistical services, RBFS, Mascus and Asset Appraisal Services.

Funded volume, which represents the amount of lending brokered by RBFS, increased 46% from $88.6 million in the second quarter of 2017 to $129.0 million in the second quarter of 2018. RBFS operating profit increased $1.1 million or 36% over the same comparative period to $4.0 million from $2.9 million.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Service revenue from other services grew $15.3 million, or 33%, primarily due to an increase in ancillary and logistical services revenues, RBFS, Mascus and Asset Appraisal Services.

Funded volume increased 49% from $150.8 million in the first half of 2017 to $224.0 million in the first half of 2018. RBFS operating profit increased $1.8 million or 41% over the same comparative period to $6.2 million from $4.4 million.

14	None of the information in our websites is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	49

Liquidity and Capital Resources

Working capital

(in U.S. $000's)	June 30,	December 31,
	2018	2017	% Change
Cash and cash equivalents	$210,566	$267,910	(21)%
Current restricted cash	$118,714	$63,206	88%

Current assets	$623,662	$508,487	23%
Current liabilities	495,306	388,455	28%
Working capital	$128,356	$120,032	7%

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our working capital increased during the six months ended June 30, 2018, primarily due to the increase in operating income.

Cash flows

(in U.S. $000's)	6 months ended June 30,			12 months ended June 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Cash provided by (used in):
Operating activities	$107,858	$116,007	(7)%	$139,419	$145,453	(4)%
Investing activities	(21,116)	(686,027)	(97)%	(46,043)	(764,278)	(94)%
Financing activities	(84,465)	169,115	(150)%	(134,317)	621,926	(122)%
Effect of changes in foreign currency rates	(4,113)	10,310	(140)%	2,727	1,721	58%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,836)	$(390,595)	(100)%	$(38,214)	$4,822	892%

Operating activities

Cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing, size, and number of auctions during the period, the volume of our underwritten contracts, the timing of the receipt of auction proceeds from buyers and payment of amounts due to consignors, as well as the location of the auction with respect to restrictions on the use of cash generated therein.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Cash provided by operating activities in the first half of 2018 of $107.9 million was comprised of $62.9 million of net income, a net positive adjustment of $41.7 million for items not affecting cash, and $3.2 million of cash generated by changes in operating assets and liabilities. Cash provided by operating activities in the first half of 2017 of $116.0 million was comprised of $28.1 million in net income, a net positive adjustment of $34.2 million for items not affecting cash, and $53.7 million of cash generated by changes in operating assets and liabilities.

Ritchie Bros.	50

The $50.4 million decrease in cash generated by changes in operating assets and liabilities over the comparative period was primarily due to the timing and amount of trade receivable collections and auction proceeds payable settlements, which are both dependent on the size, number, and timing of auctions, as well as the increase in the volume of our inventory contracts. This decrease was partially offset by decreased tax installments in the first half of 2018 compared to 2017 due to tax losses from the acquisition of IronPlanet and overpayments of 2017 taxes applied to 2018.

Twelve months ended June 30, 2018 compared with twelve months ended June 30, 2017

Cash provided by operating activities for the 12 months ended June 30, 2018 was $139.4 million comprised of $110.1 million of net income, a net positive adjustment of $69.5 million for items not affecting cash, and $40.2 million of cash used by changes in operating assets and liabilities. Cash provided by operating activities for the 12 months ended June 30, 2017 of $145.5 million was comprised of $51.1 million in net income, a net positive adjustment of $87.6 million for items not affecting cash, and $6.7 million of cash generated by changes in operating assets and liabilities.

Investing activities

Net cash used in investing activities decreased $664.9 million, or 97% during the first half of 2018 compared to the first half of 2017. This decrease was primarily due to the Acquisition for $674.1 million, net of cash acquired in the second quarter of 2017.

CAPEX intensity presents net capital spending, which excludes acquisition investments, as a percentage of total revenues. We believe that comparing CAPEX intensity on a trailing 12-month basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

CAPEX intensity for the 12 months ended June 30, 2018 increased 60 bps compared to CAPEX intensity for the 12 months of 2017, primarily due to the net capital spending increase of 23% exceeding the total revenues increase of 4% over the comparative period. The net capital spending increase was primarily due to an increase in the capitalization of costs of intangible assets under development. Significant software development projects over the 12-month period ended June 30, 2018 included systems integration following the Acquisition and other acquisitions, as well as enhanced functionality for our online marketplace sales channel.

The following table presents CAPEX intensity and agency proceeds CAPEX rate15 (non-GAAP measure) results for the trailing 12-month periods ended June 30, 2018 and 2017, as well as reconciles those metrics to property, plant and equipment additions, intangible asset additions, proceeds on disposition of property, plant and equipment, and total revenues, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

15	Agency proceeds CAPEX rate is a non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues. It is not a measure of liquidity. We calculate agency proceeds CAPEX rate by dividing net capital spending by agency proceeds (non-GAAP measure).

Ritchie Bros.	51

(in U.S. $ millions)	12 months ended June 30,
			% Change
	2018	2017	2018 over 2017
Property, plant and equipment additions	$12.3	$18.2	(32)%
Intangible asset additions	30.7	21.0	46%
Proceeds on disposition of property plant and equipment	(4.2)	(7.7)	(45)%
Net capital spending	$38.8	$31.5	23%
Total revenues	1,087.9	1,047.8	4%
Less: cost of inventory sold	(328.9)	(432.0)	(24)%
Less: ancillary and logistical service expenses	(62.5)	(49.6)	26%
Agency proceeds (non-GAAP measure)	$696.5	$566.2	23%
CAPEX intensity	3.6%	3.0%	60	bps
Agency proceeds CAPEX rate (non-GAAP measure)	5.6%	5.6%	0	bps

The decrease in cash provided by operating activities combined with the increase in net capital spending resulted in a decrease in operating free cash flow (“OFCF”)16 (non-GAAP measure) of $13.4 million, or 12%, to $100.6 million in the 12 months ended June 30, 2018 from $114.0 million in the 12 months ended June 30, 2017, as this now includes three full quarters post-Acquisition.

Financing activities

Net cash used by financing activities increased $253.6 million in the first half of 2018 compared to the first half of 2017. This increase was primarily due to the financing of the Acquisition and subsequent debt repayments after it occurred in May 2017. For the first six months ended June 30, 2018, repayment of long-term debt totalled $56.6 million, of which $50.0 million was a voluntary repayment. In addition, there was an increase of $12.0 million in net proceeds from the issuance of share capital for the first half of 2018 compared to the first half of 2017.

Dividend information

We declared and paid a regular cash dividend of $0.17 per common share for each of the four quarters in 2017, and March 31, 2018, and June 30, 2018. Subsequent to June 30, 2018, we declared a quarterly dividend of $0.18 per common share, payable on September 19, 2018 to stockholders on record on August 29, 2018, which has not been recorded as a liability at June 30, 2018.

Total dividend payments paid to stockholders during the six months ended June 30, 2018 and 2017 were $36.6 million, and $36.3 million, respectively. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

16	OFCF is a non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes the performance metric, OFCF. OFCF is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate OFCF by subtracting net capital spending from cash provided by operating activities. OFCF is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	52

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 66.4% for the 12 months ended June 30, 2018 from 143.2% for the 12 months ended June 30, 2017. This decrease is primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio17 (non-GAAP measure) increased to 72% for the 12 months ended June 30, 2018 from 70.3% for the 12 months ended June 30, 2017.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 290 bps to 7.2% for the 12-month period ended June 30, 2018 from 4.3% for the 12-month period ended June 30, 2017. This increase is primarily due to a $362.6 million, or 31%, increase in average invested capital over the comparative period, which was driven by the Acquisition and the associated debt, and partially offset by an increase in net income attributable to stockholders. Return on invested capital (“ROIC”)18 (non-GAAP measure) decreased 220 bps to 6.6% during the 12 months ended June 30, 2018 compared to 8.8% for the 12 months ended June 30, 2017, primarily due to the timing of the funding for the Acquisition.

Debt and credit facilities

At June 30, 2018, our short-term debt of $4.1 million consisted of borrowings under our committed revolving credit facilities and had a weighted average annual interest rate of 2.7%. This compares to current borrowings of $7.0 million at December 31, 2017 with a weighted average annual interest rate of 2.7%.

As at June 30, 2018, we had a total of $750.4 million long-term debt with a weighted average annual interest rate of 4.9%. This compares to long-term debt of $812.9 million as at December 31, 2017 with a weighted average annual interest rate of 4.8%.

During the three and six months ended June 30, 2018, we made voluntary prepayments totalling $25.0 million and $50.0 million, respectively, on the term loan. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility.

17	Adjusted dividend payout ratio is a non-GAAP financial measure. We believe that comparing the adjusted dividend payout ratio for different financial periods provides useful information about how well our net income supports our dividend payments. Adjusted dividend payout ratio is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders (non-GAAP measure). Adjusted dividend payout ratio is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

18	ROIC is a non-GAAP financial measure that we believe, by comparing on a trailing 12-month basis for different financial periods provides useful information about the after-tax return generated by our investments. We calculate ROIC as adjusted net income attributable to stockholders (non-GAAP measure) divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period. ROIC is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	53

On June 21, 2018, we reduced the amount available on our committed revolving credit facilities by $185.0 million. At June 30, 2018, our credit agreement with a syndicate of lenders, and Bank of America, N.A. as administrative agent provides us with:

•	Revolving facilities of up to $490.0 million
•	The term loan facility used to finance the acquisition of IronPlanet and
•	At our election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the revolving facilities in an aggregate amount of up to $50.0 million

As at June 30, 2018, we had unused committed revolving credit facilities aggregating $481.7 million of which $477.6 million is available until October 27, 2021.

Future scheduled principal and interest payments (assuming no changes in short-term rates from current levels) over the next five years relating to our long-term debt outstanding at June 30, 2018 are as follows:

(in U.S. $000's)	Scheduled payments by due period
	In 2018	In 2019	In 2020	In 2021	In 2022	Thereafter
On long-term debt:
Principal	$4,543	$13,629	$18,173	$228,985	$-	$500,000
Interest	18,737	37,187	36,546	34,288	26,875	67,188

Other credit facilities

As at June 30, 2018, we also had $10.0 million in credit facilities in certain foreign jurisdictions. It included $5.0 million of a committed, revolving credit facility that was renewed on May 2, 2018 and now expires on October 27, 2021. The remaining $5.0 million was a demand facility that has no maturity date.

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at June 30, 2018.

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

Effective January 1, 2018, we adopted Topic 606 using the full retrospective method. The primary impact of the adoption of Topic 606 is the change in the presentation of revenue earned from inventory sales and ancillary and logistical services. These revenues are presented gross of the related expenses rather than net. There was no impact on the timing of revenues recognized, amount of operating income or net income, or on the consolidated balance sheet or consolidated statements of cash flows due to the adoption of Topic 606. Prior periods presented have been restated to conform with this new revenue standard.

Ritchie Bros.	54

The following table reconciles revenues as previously reported to total revenues under Topic 606:

	Prior to January 1, 2018	New Revenue Standard Adjustments		On and after January 1, 2018
(in U.S. $000's)	Revenues as previously reported (a)	Cost of inventory sold[1] (b)	Ancillary and logistical service expenses[2] (c)	Total revenues under the new standard (a)+(b)+(c)=(d)
Quarter ended:
December 31, 2017	$178,785	$98,895	$14,070	$291,750
September 30, 2017	141,047	72,476	13,878	227,401
June 30, 2017	166,186	71,726	14,701	252,613
March 31, 2017	124,499	63,401	11,527	199,427
Full year 2017	$610,517	$306,498	$54,176	$971,191

The following table reconciles cost of services as previously reported to cost of services under Topic 606:

	Prior to January 1, 2018	New Revenue Standard Adjustments	On and after January 1, 2018
(in U.S. $000's)	Costs of services (a)	Ancillary and logistical service expenses[2] (b)	Costs of services under the new standard (a) + (b) = (c)
Quarter ended:
December 31, 2017	$25,026	$14,070	$39,096
September 30, 2017	19,583	13,878	33,461
June 30, 2017	21,591	14,701	36,292
March 31, 2017	12,813	11,527	24,340
Full year 2017	$79,013	$54,176	$133,189

(1)	These amounts were historically disclosed under the Consolidated Financial Statement note entitled "Revenue" and are now presented on the face of our consolidated income statements effective January 1, 2018. Second and third quarter 2017 amounts were restated in the fourth quarter of 2017 to conform with current presentation of certain government contracts.
(2)	Effective January 1, 2018, ancillary and logistical service expenses are now reported within costs of services under the Consolidated Financial Statement note entitled "Operating Expenses".

For further details on Topic 606, refer to the Annual Report on Form 10-K for the year ended December 31, 2017 and the Quarterly Report on Form 10-Q for the period ended March 31, 2018.

Ritchie Bros.	55

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

The following table presents our agency proceeds (non-GAAP measure) and agency proceeds adjusted operating income rate (non-GAAP measure) results for the three and six months ended June 30, 2018 and 2017, as well as reconciles those metrics to total revenues and operating income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $000's)	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
	2018	2017	2018 over 2017		2018	2017	2018 over 2017
Operating income	$64,795	$26,888	141%		$97,668	50,485	93%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4,752	(100)%		-	4,752	(100)%
Acquisition and finance structure advisory	-	9,063	(100)%		-	9,063	(100)%
Severance and retention	-	1,447	(100)%		-	1,447	(100)%
Impairment loss	-	8,911	(100)%		-	8,911	(100)%
Adjusted operating income (non-GAAP measure)	64,795	51,061	27%		97,668	74,658	31%

Total revenues	308,530	252,613	22%		568,708	452,040	26%
Less: cost of inventory sold	(81,702)	(71,726)	14%		(157,493)	(135,127)	17%
Less: ancillary and logistical service expenses	(19,980)	(14,701)	36%		(34,560)	(26,228)	32%
Agency proceeds (non-GAAP measure)	$206,848	$166,186	24%		$376,655	290,685	30%

Operating income margin	21.0%	10.6%	1040	bps	17.2%	11.2%	600	bps
Agency proceeds adjusted operating income rate (non-GAAP measure)	31.3%	30.7%	60	bps	25.9%	25.7%	20	bps

Ritchie Bros.	56

Three months ended June 30, 2018 compared with three months ended June 30, 2017

There were no adjusting items for the three months ended June 30, 2018.

The adjusting items for the three months ended June 30, 2017 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs
•	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

Six months ended June 30, 2018 compared with six months ended June 30, 2017

There were no adjusting items for the six months ended June 30, 2018.

The adjusting items for the six months ended June 30, 2017 were all recognized in the second quarter of 2017 and are detailed above.

Ritchie Bros.	57

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and diluted adjusted EPS attributable to stockholders (non-GAAP measure) results for the three and six months ended June 30, 2018, and 2017, as well as reconciles those metrics to net income attributable to stockholders and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements:

(in U.S. $000's, except share and	Three months ended June 30,			Six months ended June 30,
per share data)			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Net income attributable to stockholders	$45,717	$17,635	159%	$62,855	28,012	124%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4,752	(100)%	-	4,752	(100)%
Acquisition and finance structure advisory	-	9,063	(100)%	-	9,063	(100)%
Severance and retention	-	1,447	(100)%	-	1,447	(100)%
Impairment loss	-	8,911	(100)%	-	8,911	(100)%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2,447)	(100)%	-	(2,447)	(100)%
Severance and retention	-	(564)	(100)%	-	(564)	(100)%
Impairment loss	-	(2,361)	(100)%	-	(2,361)	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	-	-	n/a	-	2,290	(100)%
Adjusted net income attributable to stockholders (non-GAAP measure)	$45,717	$36,436	25%	$62,855	49,103	28%
Effect of dilutive securities	$-	$(545)	(100)%	$-	(176)	(100)%
Weighted average number of dilutive shares outstanding	109,019,708	108,238,660	1%	108,832,776	108,014,228	1%

Diluted earnings per share attributable to stockholders	$0.42	$0.16	163%	0.58	0.26	123%
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$0.42	$0.33	27%	0.58	0.45	29%

Ritchie Bros.	58

Three months ended June 30, 2018 compared with three months ended June 30, 2017

There were no adjusting items for the three months ended June 30, 2018.

The adjusting items for the three months ended June 30, 2017 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs
•	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

Six months ended June 30, 2018 compared with six months ended June 30, 2017

There were no adjusting items for the six months ended June 30, 2018.

The adjusting items for the six months ended June 30, 2017 were:

Recognized in the second quarter of 2017

•	As detailed above.

Recognized in the first quarter of 2017

•	$2.3 million (or $0.02 per diluted share) charge related to the change in uncertain tax provisions

Ritchie Bros.	59

The following table presents our adjusted EBITDA (non-GAAP measure) and agency proceeds adjusted EBITDA rate (non-GAAP measure) results for the three and six months ended June 30, 2018 and 2017, as well as reconciles those metrics to net income and net income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $000's)	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
	2018	2017	2018 over 2017		2018	2017	2018 over 2017
Net income	$45,727	$17,713	158%		$62,934	28,146	124%
Add: depreciation and amortization expenses	16,537	11,872	39%		32,728	22,210	47%
Add: interest expense	10,937	8,620	27%		22,247	16,753	33%
Less: interest income	(837)	(987)	(15)%		(1,229)	(1,942)	(37)%
Add: income tax expense	9,031	4,025	124%		14,300	11,340	26%

Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4,752	(100)%		-	4,752	(100)%
Acquisition and finance structure advisory	-	9,063	(100)%		-	9,063	(100)%
Severance and retention	-	1,447	(100)%		-	1,447	(100)%
Impairment loss	-	8,911	(100)%		-	8,911	(100)%
Adjusted EBITDA (non-GAAP measure)	81,395	65,416	24%		130,980	100,680	30%

Total revenues	308,530	252,613	22%		568,708	452,040	26%
Less: cost of inventory sold	(81,702)	(71,726)	14%		(157,493)	(135,127)	17%
Less: ancillary and logistical service expenses	(19,980)	(14,701)	36%		(34,560)	(26,228)	32%
Agency proceeds (non-GAAP measure)	$206,848	$166,186	24%		$376,655	290,685	30%

Net income margin	14.8%	7.0%	780	bps	11.1%	6.2%	490	bps
Agency proceeds adjusted EBITDA rate (non-GAAP measure)	39.4%	39.4%	0	bps	34.8%	34.6%	20	bps

Ritchie Bros.	60

Three months ended June 30, 2018 compared with three months ended June 30, 2017

There were no adjusting items for the three months ended June 30, 2018.

The adjusting items for the three months ended June 30, 2017 were:

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs
•	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

Six months ended June 30, 2018 compared with six months ended June 30, 2017

There were no adjusting items for the six months ended June 30, 2018.

The adjusting items for the six months ended June 30, 2017 were all recognized in the second quarter of 2017 and are detailed above.

Ritchie Bros.	61

The following table presents our adjusted EBITDA (non-GAAP measure) and adjusted net debt/adjusted EBITDA (non-GAAP measure) results as at and for the 12 months ended June 30, 2018 and 2017, as well as reconciles those metrics to debt, cash and cash equivalents, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

(in U.S. $ millions)	As at and for the 12 months ended June 30,
					% Change
	2018		2017		2018 over 2017
Short-term debt	$4.1		$14.1		(71)%
Long-term debt	750.4		814.3		(8)%
Debt	754.5		828.4		(9)%
Less: cash and cash equivalents	(210.6)		(254.1)		(17)%
Adjusted net debt (non-GAAP measure)	543.9		574.3		(5)%

Net income	$110.1		$51.1		115%
Add: depreciation and amortization expenses	63.3		42.8		48%
Add: interest expense	43.8		19.9		120%
Less: interest income	(2.5)		(2.8)		(11)%
Add: income tax expense	5.0		25.6		(80)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-		4.8		(100)%
Acquisition and finance structure advisory	-		9.1		(100)%
Severance and retention	2.2		1.4		57%
Impairment loss	-		37.2		(100)%
Debt extinguishment costs	-		6.8		(100)%
Adjusted EBITDA (non-GAAP measure)	$221.9		$195.9		13%

Debt/net income	6.9	x	16.2	x	(57)%
Adjusted net debt/adjusted EBITDA (non-GAAP measure)	2.5	x	2.9	x	(14)%

Twelve months trailing for June 30, 2018 compared with twelve months trailing for June 30, 2017

The adjusting item for the 12 months ended June 30, 2018 was:

•	$2.2 million ($1.6 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition

Ritchie Bros.	62

The adjusting items for the 12 months ended June 30, 2017 were:

Recognized in the second quarter of 2017

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs
•	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

Recognized in the fourth quarter of 2016

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt

Recognized in the fourth quarter of 2016

•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss in the Company’s EquipmentOne reporting unit goodwill and customer relationships

Ritchie Bros.	63

The following table presents our A&M agency proceeds (non-GAAP measure) and A&M agency proceeds rate (non-GAAP measure) results for the three and six months ended June 30, 2018, and 2017, as well as reconciles those metrics to A&M total revenues and A&M revenue rate, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $000's)	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
	2018	2017	2018 over 2017		2018	2017	2018 over 2017
A&M total revenues	$274,251	$226,373	21%		$506,818	$405,451	25%
Less: cost of inventory sold	(81,702)	(71,726)	14%		(157,493)	(135,127)	17%
A&M agency proceeds (non-GAAP measure)	192,549	154,647	25%		349,325	270,324	29%

GTV	$1,426,412	$1,254,318	14%		$2,587,124	$2,153,728	20%

A&M revenue rate	19.2%	18.0%	120	bps	19.6%	18.8%	80	bps
A&M agency proceeds rate (non-GAAP measure)	13.5%	12.3%	120	bps	13.5%	12.6%	90	bps

Ritchie Bros.	64

The following table presents our OFCF (non-GAAP measure) results on a trailing 12-month basis ended June 30, 2018 and 2017, as well as reconciles that metric to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in, or calculated from, our consolidated statements of cash flows:

(in U.S. $ millions)	12 months ended June 30,
			% Change
	2018	2017	2018 over 2017
Cash provided by operating activities	$139.4	$145.5	(4)%
Property, plant and equipment additions	12.3	18.2	(32)%
Intangible asset additions	30.7	21.0	46%
Proceeds on disposition of property plant and equipment	(4.2)	(7.7)	(45)%
Net capital spending	$38.8	$31.5	23%
OFCF (non-GAAP measure)	$100.6	$114.0	(12)%

Our adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments effective January 1, 2018. resulted in the $1.3 million Mascus contingent consideration paid in the second quarter of 2017 to be reclassified retrospectively from operating to financing cash flows, which is reflected in the $145.5 million.

Ritchie Bros.	65

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and adjusted dividend payout ratio (non-GAAP measure) on a trailing 12-month basis ended June 30, 2018 and June 30, 2017, and reconciles those metrics to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	12 months ended June 30,
			% Change
	2018	2017	2018 over 2017
Dividends paid to stockholders	$73.0	$72.6	1%
Net income attributable to stockholders	$109.9	$50.7	117%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4.8	(100)%
Acquisition and finance structure advisory	-	9.1	(100)%
Severance and retention	2.2	1.4	57%
Impairment loss	-	37.2	(100)%
Debt extinguishment costs	-	6.8	(100)%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2.4)	(100)%
Severance and retention	(0.2)	(0.6)	(67)%
Debt extinguishment costs	-	(1.8)	(100)%
Deferred income tax effect of adjusting items:
Severance and retention	(0.4)	-	100%
Impairment loss	-	(4.2)	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	-	2.3	(100)%
Deferred tax adjusting item:
Remeasurement of deferred taxes	(10.1)	-	100%
Adjusted net income attributable to stockholders (non-GAAP measure)	$101.4	$103.3	(2)%

Dividend payout ratio	66.4%	143.2%	-7680	bps
Adjusted dividend payout ratio (non-GAAP measure)	72.0%	70.3%	170	bps

Ritchie Bros.	66

Twelve months trailing for June 30, 2018 compared with twelve months trailing for June 30, 2017

The adjusting items for the 12 months ended June 30, 2018 were:

•	$2.2 million ($1.6 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the TCJA

The adjusting items for the 12 months ended June 30, 2017 were:

Recognized in the second quarter of 2017

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs
•	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

Recognized in the first quarter of 2017

•	$2.3 million (or $0.02 per diluted share) charge related to the change in uncertain tax provisions

Recognized in the fourth quarter of 2016

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt

Recognized in the third quarter of 2016

•	$28.2 million ($26.4 million or $0.25 per diluted share) impairment loss on the Company’s EquipmentOne reporting unit goodwill and customer relationships

Ritchie Bros.	67

The table on the following page presents our adjusted net income attributable to stockholders (non-GAAP measure) and ROIC (non-GAAP measure) results as at and for the 12-month period ended June 30, 2018 and 2017, and reconciles those metrics to net income attributable to stockholders, long-term debt, stockholders’ equity, and return on average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	As at and for the 12 months ended June 30,
			% Change
	2018	2017	2018 over 2017
Net income attributable to stockholders	$109.9	$50.7	117%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4.8	(100)%
Acquisition and finance structure advisory	-	9.1	(100)%
Severance and retention	2.2	1.4	57%
Impairment loss	-	37.2	(100)%
Debt extinguishment costs	-	6.8	(100)%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2.4)	(100)%
Severance and retention	(0.2)	(0.6)	(67)%
Debt extinguishment costs	-	(1.8)	(100)%
Deferred income tax effect of adjusting items:
Severance and retention	(0.4)	-	100%
Impairment loss	-	(4.2)	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	-	2.3	(100)%
Deferred tax adjusting item:
Remeasurement of deferred taxes	(10.1)	-	100%
Adjusted net income attributable to stockholders (non-GAAP measure)	$101.4	$103.3	(2)%

Opening long-term debt	$814.3	$102.7	693%
Ending long-term debt	750.4	814.3	(8)%
Average long-term debt	$782.4	$458.5	71%

Opening stockholders' equity	$711.6	$709.0	0%
Ending stockholders' equity	786.4	711.6	11%
Average stockholders' equity	749.0	710.3	5%

Average invested capital	$1,531.4	$1,168.8	31%

Return on average invested capital (1)	7.2%	4.3%	290	bps
ROIC (non-GAAP measure)(2)	6.6%	8.8%	-220	bps

(1) Calculated as net income attributable to stockholders divided by average invested capital.

(2) Calculated as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure).

Ritchie Bros.	68

Twelve months trailing for June 30, 2018 compared with twelve months trailing for June 30, 2017

The adjusting items for the 12 months ended June 30, 2018 were:

•	$2.2 million ($1.6 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the TCJA

The adjusting items for the 12 months ended June 30, 2017 were:

Recognized in the second quarter of 2017

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs
•	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets

Recognized in the first quarter of 2017

•	$2.3 million (or $0.02 per diluted share) charge related to the change in uncertain tax provisions

Recognized in the fourth quarter of 2016

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt

Recognized in the third quarter of 2016

•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss in the Company’s EquipmentOne reporting unit goodwill and customer relationships

Ritchie Bros.	69

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended June 30, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at June 30, 2018. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	70

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

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

There were no material changes in risk factors during the three months ended June 30, 2018.

ITEM 6:	EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ritchie Bros.	71

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: August 9, 2018	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Dated: August 9, 2018	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	72