Form 10-Q
period 2018-09-30
RITCHIE BROS AUCTIONEERS INC
filed 2018-11-08
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 108,644,431 common shares, without par value, outstanding as of November 7, 2018.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended September 30, 2018

Ritchie Bros.

PART I – FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Service revenues	$161,374	$145,938	$551,736	$442,066
Revenue from inventory sales	83,972	81,463	262,318	237,375
Total revenues	245,346	227,401	814,054	679,441

Operating expenses:
Costs of services	33,053	33,461	112,743	94,093
Cost of inventory sold	74,341	72,476	231,834	207,603
Selling, general and administrative expenses	88,323	85,335	287,052	230,287
Acquisition-related costs	2,007	3,587	5,039	35,162
Depreciation and amortization expenses	16,723	14,837	49,451	37,047
Gain on disposition of property, plant and equipment	(342)	(42)	(958)	(1,071)
Impairment loss	-	-	-	8,911
Foreign exchange loss (gain)	47	816	31	(7)
Total operating expenses	214,152	210,470	685,192	612,025
Operating income	31,194	16,931	128,862	67,416

Interest expense	(10,473)	(10,558)	(32,720)	(27,311)
Other income, net	7,182	592	8,995	6,346
Income before income taxes	27,903	6,965	105,137	46,451
Income tax expense (recovery)	4,791	(3,358)	19,091	7,982

Net income	$23,112	$10,323	$86,046	$38,469

Net income (loss) attributable to:
Stockholders	$23,138	$10,261	$85,993	$38,273
Non-controlling interests	(26)	62	53	196
Net income	$23,112	$10,323	$86,046	$38,469

Earnings per share attributable to stockholders:
Basic	$0.21	$0.10	$0.80	$0.36
Diluted	$0.21	$0.09	$0.79	$0.35

Weighted average number of shares outstanding:
Basic	108,365,427	107,120,618	107,811,391	106,993,358
Diluted	109,887,194	108,178,303	109,133,378	108,069,624

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$23,112	$10,323	$86,046	$38,469
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	3	6,009	(7,781)	22,822

Total comprehensive income	$23,115	$16,332	$78,265	$61,291

Total comprehensive income (loss) attributable to:
Stockholders	$23,145	$16,256	$78,234	$61,045
Non-controlling interests	(30)	76	31	246
	$23,115	$16,332	$78,265	$61,291

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets

Cash and cash equivalents	$228,764	$267,910
Restricted cash	75,281	63,206
Trade and other receivables	247,972	92,105
Inventory	84,789	38,238
Other current assets	40,236	27,610
Income taxes receivable	8,589	19,418
Total current assets	685,631	508,487

Property, plant and equipment	504,738	526,581
Equity-accounted investments	4,206	7,408
Other non-current assets	26,549	24,146
Intangible assets	251,422	261,094
Goodwill	673,191	670,922
Deferred tax assets	23,729	18,674
Total assets	$2,169,466	$2,017,312

Liabilities and Equity

Auction proceeds payable	$325,985	$199,245
Trade and other payables	179,659	164,553
Income taxes payable	6,999	732
Short-term debt	10,532	7,018
Current portion of long-term debt	11,556	16,907
Total current liabilities	534,731	388,455

Long-term debt	740,222	795,985
Other non-current liabilities	39,436	46,773
Deferred tax liabilities	33,601	32,334
Total liabilities	1,347,990	1,263,547

Commitments
Contingencies
Contingently redeemable performance share units	864	9,014
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 108,601,417 (December 31, 2017: 107,269,783)	179,348	138,582
Additional paid-in capital	53,941	41,005
Retained earnings	632,496	602,609
Accumulated other comprehensive loss	(50,273)	(42,514)
Stockholders' equity	815,512	739,682
Non-controlling interest	5,100	5,069
Total stockholders' equity	820,612	744,751
Total liabilities and equity	$2,169,466	$2,017,312

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")
Balance, December 31, 2017	107,269,783	$138,582	$41,005	$602,609	$(42,514)	$5,069	$744,751	$9,014
Net income	-	-	-	85,993	-	53	86,046	-
Other comprehensive loss	-	-	-	-	(7,759)	(22)	(7,781)	-
	-	-	-	85,993	(7,759)	31	78,265	-
Stock option exercises	1,154,541	34,876	(7,804)	-	-	-	27,072	-
Issuance of common stock related to vesting of share units	177,093	5,890	(1,662)	(326)	-	-	3,902	(7,803)
Stock option compensation expense	-	-	6,711	-	-	-	6,711	-
Modification of PSUs	-	-	12,365	958	-	-	13,323	(6,622)
Equity-classified PSU expense	-	-	3,153	-	-	-	3,153	5,826
Equity-classified PSU dividend equivalents	-	-	173	(514)	-	-	(341)	341
Change in fair value of contingently redeemable PSUs	-	-	-	(108)	-	-	(108)	108
Cash dividends paid	-	-	-	(56,116)	-	-	(56,116)	-

Balance, September 30, 2018	108,601,417	$179,348	$53,941	$632,496	$(50,273)	$5,100	$820,612	$864

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Nine months ended September 30,	2018	2017
Cash provided by (used in):
Operating activities:
Net income	$86,046	$38,469
Adjustments for items not affecting cash:
Depreciation and amortization expenses	49,451	37,047
Impairment loss	-	8,911
Stock option compensation expense	6,711	10,996
Equity-classified PSU expense	8,978	1,871
Deferred income tax expense (recovery)	(3,774)	(9,583)
Unrealized foreign exchange loss (gain)	501	(1,011)
Amortization of debt issuance costs	3,032	2,058
Gain on disposition of equity investment	(4,935)	-
Other, net	(4,636)	(2,090)
Net changes in operating assets and liabilities	(44,227)	11,849
Net cash provided by operating activities	97,147	98,517
Investing activities:
Acquisition of IronPlanet, net of cash acquired	-	(675,851)
Property, plant and equipment additions	(13,394)	(8,086)
Intangible asset additions	(19,410)	(20,482)
Proceeds on disposition of property, plant and equipment	2,524	3,487
Proceeds on disposal of equity investment	6,147	-
Other, net	(4,674)	(667)
Net cash used in investing activities	(28,807)	(701,599)
Financing activities:
Dividends paid to stockholders	(56,116)	(54,558)
Dividends paid to NCI	-	(41)
Issuances of share capital	27,072	7,934
Payment of withholding taxes on issuance of shares	(3,901)	-
Proceeds from short-term debt	6,949	6,850
Repayment of short-term debt	(3,372)	(22,793)
Proceeds from long-term debt	-	325,000
Repayment of long-term debt	(58,825)	(104,729)
Debt issue costs	-	(12,624)
Repayment of finance lease obligations	(2,827)	(1,565)
Other, net	(1,176)	(1,431)
Net cash provided by (used in) financing activities	(92,196)	142,043
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(3,215)	17,270
Decrease	(27,071)	(443,769)
Beginning of period	331,116	758,089
Cash, cash equivalents, and restricted cash, end of period	$304,045	$314,320

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

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

Service revenues (continued)

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

In previous quarters, the RSUs and PSUs awarded under the senior executive and employee PSU plans were intended to be settled in cash in the event of death of the participant. At its August 2018 meeting, the Board of Directors resolved that, with respect to each of the RSU and PSU plans, there will be no preference or default in favour of cash settlement and, pursuant to the discretion granted under each plan, the Compensation Committee of the Board will determine whether to settle the awards in cash or in shares in the event of death of the participant. The Company intends to settle in shares. Prior to such resolution, the contingently redeemable portion representing the amount that would be redeemable based on the conditions at the date of grant, to the extent attributable to prior service, was recognized as temporary equity. As a result of the resolution, that portion has been reclassified to additional paid in capital during the quarter.

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

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 18. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

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

(f) Inventories

Inventory consists of equipment and other assets purchased for resale in an upcoming live on site auction or online marketplace event. The Company purchases inventory for resale through a competitive process where the consignor or vendor has determined this to be the preferred method of disposition through the auction process. In addition, certain jurisdictions require auctioneers to hold title to assets and facilitate title transfer on sale. Inventory is valued at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation. The significant elements of cost include the acquisition price of the inventory and make-ready costs to prepare the inventory for sale that are not selling expenses and in-bound transportation costs. Write-downs to the carrying value of inventory are recorded in cost of inventory sold on the consolidated income statement.

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

Impact to reported results

The new presentation based on ASU 2014-09 results in an increase the amount of revenue reported but there is no change in the operating income compared to the prior presentation:

Three months ended September 30, 2017
Consolidated income statement line item	As reported	New Revenue Standard Adjustment	Consolidated income statement line item	As Adjusted
Revenues	$141,047	$4,891	Service revenues	$145,938
		81,463	Revenue from inventory sales	81,463
		86,354	Total revenues	227,401
Costs of services, excluding D&A	(19,583)	(13,878)	Costs of services	(33,461)
		(72,476)	Cost of inventory sold	(72,476)
	$121,464	$-		$121,464

Nine months ended September 30, 2017
Consolidated income statement line item	As reported	New Revenue Standard Adjustment	Consolidated income statement line item	As Adjusted
Revenues	$431,732	$10,334	Service revenues	$442,066
		237,375	Revenue from inventory sales	237,375
		247,709	Total revenues	679,441
Costs of services, excluding D&A	(53,987)	(40,106)	Costs of services	(94,093)
		(207,603)	Cost of inventory sold	(207,603)
	$377,745	$-		$377,745

(ii)	Effective January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are applied retrospectively on the amendment date. The adoption of ASU 2016-15 resulted in the $1,302,000 Mascus contingent consideration paid in the second quarter of 2017 to be reclassified from operating to financing cash flows.

Ritchie Bros.	12

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

ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the standard effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an “optional transition method”. The Company can transition to the new standard by using a “modified retrospective transition”, which reflects the new guidance from the beginning of the earliest period presented in the financial statements or the “optional transition method”, which permits the Company to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. If the optional transition method is utilized, the Company’s reporting for the comparative periods presented in the financial statements in which it adopts Topic 842 will continue to be reported pursuant to Topic 840. The Company is evaluating which transition approach it intends to apply and will conclude on the transition approach in the fourth quarter of 2018.

The Company will utilize the package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease classification. In addition, the Company will elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. While lease classification will remain unchanged, hindsight will result in generally longer accounting lease terms and useful lives of the corresponding leasehold improvements. The Company will elect not to recognize the lease assets and liabilities for leases with an initial term of 12 months or less and will recognize those lease payments on a straight-line basis over the lease term.

The Company is continuing to assess the impact of the standard and we expect total liabilities to increase with an offsetting increase to leased assets. The Company does not believe the standard will materially affect our consolidated net earnings.

We do not expect the standard to impact on our debt-covenant compliance under our current agreements.

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

4. Segment information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

•	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
•	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, Asset Appraisal Services, and Ritchie Bros. Logistical Services.

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenues	$134,604	$26,770	$161,374	$463,076	$88,660	$551,736
Revenue from inventory sales	83,972	-	83,972	262,318	-	262,318
Total revenues	218,576	26,770	245,346	725,394	88,660	814,054
Costs of services	20,059	12,994	33,053	62,888	49,855	112,743
Cost of inventory sold	74,341	-	74,341	231,834	-	231,834
Selling, general and administrative expenses ("SG&A")	83,542	4,781	88,323	272,503	14,549	287,052
Segment profit	$40,634	$8,995	$49,629	$158,169	$24,256	$182,425
Acquisition-related costs			2,007			5,039
Depreciation and amortization expenses ("D&A")			16,723			49,451
Gain on disposition of property, plant and equipment ("PPE")			(342)			(958)
Foreign exchange loss			47			31
Operating income			$31,194			$128,862
Interest expense			(10,473)			(32,720)
Other income, net			7,182			8,995
Income tax expense			(4,791)			(19,091)
Net income			$23,112			$86,046

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4. Segment information (continued)

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenues	$121,255	$24,683	$145,938	$370,794	$71,272	$442,066
Revenue from inventory sales	81,463	-	81,463	237,375	-	237,375
Total revenues	202,718	24,683	227,401	608,169	71,272	679,441
Costs of services	18,381	15,080	33,461	51,946	42,147	94,093
Cost of inventory sold	72,476	-	72,476	207,603	-	207,603
SG&A expenses	81,736	3,599	85,335	219,824	10,463	230,287
Impairment loss	-	-	-	8,911	-	8,911
Segment profit	$30,125	$6,004	$36,129	$119,885	$18,662	$138,547
Acquisition-related costs			3,587			35,162
D&A expenses			14,837			37,047
Gain on disposition of PPE			(42)			(1,071)
Foreign exchange loss (gain)			816			(7)
Operating income			$16,931			$67,416
Interest expense			(10,558)			(27,311)
Other income, net			592			6,346
Income tax recovery (expense)			3,358			(7,982)
Net income			$10,323			$38,469

The Company‘s geographic breakdown of total revenue is as follows:

	United States	Canada	Europe	Other	Consolidated
Total revenues for the three months ended:
September 30, 2018	$114,410	$52,711	$43,935	$34,290	$245,346
September 30, 2017	107,812	51,136	29,065	39,388	227,401
Total revenues for the nine months ended:
September 30, 2018	392,904	201,296	123,335	96,519	814,054
September 30, 2017	327,838	170,994	81,930	98,679	679,441

Ritchie Bros.	15

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

5. Total revenues

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Service revenues:
Commissions	$87,548	$88,696	$313,539	$280,235
Fees	73,826	57,242	238,197	161,831
	161,374	145,938	551,736	442,066
Revenue from inventory sales	83,972	81,463	262,318	237,375
	$245,346	$227,401	$814,054	$679,441

6. Operating expenses

Costs of services

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Ancillary and logistical service expenses	$11,682	$13,878	$46,242	$40,106
Employee compensation expenses	10,170	10,032	30,120	24,321
Buildings, facilities and technology expenses	1,990	1,872	7,280	5,819
Travel, advertising and promotion expenses	5,921	5,562	20,535	17,644
Other costs of services	3,290	2,117	8,566	6,203
	$33,053	$33,461	$112,743	$94,093

SG&A expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Employee compensation expenses	$56,959	55,560	$186,951	$147,420
Buildings, facilities and technology expenses	15,058	13,494	45,767	39,088
Travel, advertising and promotion expenses	9,302	8,431	27,821	21,212
Professional fees	2,983	3,381	12,638	9,705
Other SG&A expenses	4,021	4,469	13,875	12,862
	$88,323	$85,335	$287,052	$230,287

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6. Operating expenses (continued)

Acquisition-related costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
IronPlanet:
Other acquisition-related costs	$1,756	$2,712	$2,876	$32,591
Other acquisitions:
Continuing employment costs	251	829	2,104	2,421
Other acquisition-related costs	-	46	59	150
	$2,007	$3,587	$5,039	$35,162

Included in acquisition costs for the three months ended September 30, 2018 is $1,501,000 in severance relating to integration activities.

Depreciation and amortization expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation expense	$7,252	$7,228	$21,460	$20,813
Amortization expense	9,471	7,609	27,991	16,234
	$16,723	$14,837	$49,451	$37,047

Impairment loss

During the nine months ended September 30, 2018 the Company did not recognize an impairment loss while in the nine months ended September 30, 2017 the Company recognized an impairment loss of $8,911,000 on certain technology assets.

7. Other income

Included in other income is a gain of $4,935,000 recognized on the disposition of one of the Company’s equity accounted for investments. The Company received net proceeds of $6,147,000 on closing and is entitled to receive up to $1,020,000 upon the satisfaction of certain escrow release conditions over a period of five years. Additionally, the Company is entitled to receive up to $1,700,000 of contingent consideration upon the achievement of certain financial targets for the period from January 1, 2019 to December 31, 2019. The Company has not recognized any contingent consideration.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

8. Income taxes (continued)

For the three months ended September 30, 2018, income tax expense was $4,791,000, compared to an income tax recovery of $3,358,000 for the same period in 2017. Our effective tax rate was 17% in the third quarter of 2018, compared to -48% in the third quarter of 2017. The effective tax rate increased in the third quarter of 2018 compared to the third quarter of 2017 primarily due to the estimated greater proportion of annual income subject to tax in jurisdictions with higher tax rates and the estimated annual Base Erosion Anti Avoidance Tax (“BEAT”). The comparative period reflected the impact of greater estimates of non-deductible acquisition expenses which was partially offset by adjustments for deductible stock compensation expenses.

For the nine months ended September 30, 2018, income tax expense was $19,091,000, compared to an income tax expense of $7,982,000 for the same period in 2017. Our effective tax rate was 18% for the nine months ended September 30, 2018, compared to 17% for the nine months ended September 30, 2017.

Recent Tax Legislation

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that impacted our three and nine months ended September 30, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) imposing BEAT - a tax on certain deductible payments from our U.S. subsidiary to any of its foreign-related parties.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three months ended September 30, 2018, we have not made any adjustments to the provisional amounts recorded at December 31, 2017.  Additional work is still necessary for a more detailed analysis of our deferred tax assets and liabilities, our historical foreign earnings subject to the one-time transition tax, and potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in the fourth quarter of 2018 when the analysis is complete.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

9. Earnings per share attributable to stockholders (continued)

	Three months ended			Nine months ended
	September 30, 2018			September 30, 2018
	Net income	WA		Net income	WA
	attributable to	number	Per share	attributable to	number	Per share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$23,138	108,365,427	$0.21	$85,993	107,811,391	$0.80
Effect of dilutive securities:
Share units	-	551,313	-	-	408,006	-
Stock options	-	970,454	-	-	913,981	(0.01)
Diluted	$23,138	109,887,194	$0.21	$85,993	109,133,378	$0.79

	Three months ended			Nine months ended
	September 30, 2017			September 30, 2017
	Net income	WA		Net income	WA
	attributable to	number	Per share	attributable to	number	Per share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$10,261	107,120,618	$0.10	$38,273	106,993,358	$0.36
Effect of dilutive securities:
Share units	-	214,304	-	(50)	337,570	-
Stock options	-	843,381	(0.01)	-	738,696	(0.01)
Diluted	$10,261	108,178,303	$0.09	$38,223	108,069,624	$0.35

10. Supplemental cash flow information

Nine months ended September 30,	2018	2017
Trade and other receivables	$(159,258)	$(139,411)
Inventory	(49,140)	(16,460)
Advances against auction contracts	2,434	601
Prepaid expenses and deposits	(5,282)	4,498
Income taxes receivable	10,829	(8,062)
Auction proceeds payable	130,185	186,147
Trade and other payables	15,827	(8,149)
Income taxes payable	6,836	(3,075)
Share unit liabilities	1,204	(5,848)
Other	2,138	1,608
Net changes in operating assets and liabilities	$(44,227)	$11,849

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

10. Supplemental cash flow information (continued)

Nine months ended September 30,	2018	2017
Interest paid, net of interest capitalized	$36,278	$20,233
Interest received	2,009	2,460
Net income taxes paid	7,902	28,037

Non-cash purchase of property, plant and equipment under capital lease	5,490	6,851

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$228,764	$267,910
Restricted cash	75,281	63,206
Cash, cash equivalents, and restricted cash	$304,045	$331,116

11. Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the unaudited condensed consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
● Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
● Level 3:	Unobservable inputs for the asset or liability.

		September 30, 2018		December 31, 2017
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$228,764	$228,764	$267,910	$267,910
Restricted cash	Level 1	75,281	75,281	63,206	63,206
Short-term debt	Level 2	10,532	10,532	7,018	7,018
Long-term debt
Senior unsecured notes	Level 1	488,683	498,750	487,339	520,000
Term loans	Level 2	263,095	266,036	325,553	329,687

The carrying value of the Company‘s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and short term debt approximate their fair values due to their short terms to maturity. The carrying value of the term loans, before deduction of deferred debt issue costs, approximates its fair value as the interest rates on the loans were short-term in nature. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

12. Other current assets

	September 30,	December 31,
	2018	2017

Advances against auction contracts	$4,872	$7,336
Assets held for sale	10,805	584
Prepaid expenses and deposits	24,559	19,690
	$40,236	$27,610

As at September 30, 2018, the Company’s assets held for sale consisted of one excess auction site located in Canada and two excess auction sites located in the United States. Management made the strategic decision to sell these properties to maximize the Company’s return on invested capital. The estimated sales proceeds are expected to be in excess of the current book value. The properties have been actively marketed for sale, and management expects the sales to be completed within 12 months of September 30, 2018. This land belongs to the A&M reportable segment.

13. Other non-current assets

Included in other non-current assets is a tax receivable amount of $12,504,000 (December 31, 2017: $12,851,000).

14. Goodwill

Balance, December 31, 2017	$670,922
Additions	3,671
Foreign exchange movement	(1,402)
Balance, September 30, 2018	$673,191

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

15. Debt

	Carrying amount
	September 30,	December 31,
	2018	2017
Short-term debt	$10,532	$7,018

Long-term debt:

Term Loans (previously referred to as Delayed draw term loans):
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 4.015%, due in monthly installments of interest only and
quarterly installments of principal, maturing in October 2021	173,345	185,143
Denominated in United States dollars, secured, bearing interest at a weighted average rate of 4.219%, due in weekly installments of interest only and
quarterly installments of principal, maturing in October 2021	92,690	144,544
Less: unamortized debt issue costs	(2,940)	(4,134)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full
amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(11,317)	(12,661)
Total Long-term debt	751,778	812,892

Total debt	$762,310	$819,910

Long-term debt:
Current portion	$11,556	$16,907
Non-current portion	740,222	795,985
Total long-term debt	$751,778	$812,892

Short-term debt at September 30, 2018 is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and have a weighted average interest rate of 2.4% (December 31, 2017: 2.7%).

For the three and nine months ended September 30, 2018, the Company made scheduled debt repayments of $2,270,000 and $8,825,000, respectively, on the term loans (2017: $4,154,000 and $4,154,000). For the nine months ended September 30, 2018, the Company made voluntary prepayments totalling $50,000,000 on the term loan denominated in United States dollars. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility.

On June 21, 2018, the Company reduced the amount available on the Company’s committed revolving credit facilities by $185,000,000. At September 30, 2018, the Company’s credit agreement with a syndicate of lenders, and Bank of America, N.A. as administrative agent provides the Company with:

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

15. Debt (continued)

As at September 30, 2018, the Company had unused committed revolving credit facilities aggregating $477,007,000 of which $472,881,000 is available until October 27, 2021.

16. Other non-current liabilities

	September 30,	December 31,
	2018	2017
Tax payable	$21,604	$25,958
Finance lease obligation	8,738	7,875
Share unit liabilities	-	2,865
Other	9,094	10,075
	$39,436	$46,773

17. Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Dividends

Declared and paid

The Company declared and paid the following dividends during the nine months ended September 30, 2018 and 2017:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Nine months ended September 30, 2018:
Fourth quarter 2017	January 26, 2018	$0.1700	February 16, 2018	$18,246	March 9, 2018
First quarter 2018	May 9, 2018	0.1700	May 30, 2018	18,342	June 20, 2018
Second quarter 2018	August 7, 2018	0.1800	August 29, 2018	19,528	September 19, 2018

Nine months ended September 30, 2017:
Fourth quarter 2016	January 23, 2017	$0.1700	February 10, 2017	$18,160	March 3, 2017
First quarter 2017	May 4, 2017	0.1700	May 23, 2017	18,188	June 13, 2017
Second quarter 2017	August 4, 2017	0.1700	August 25, 2017	18,210	September 15, 2017

Declared and undistributed

Subsequent to September 30, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.18 cents per common share, payable on December 18, 2018 to stockholders of record on November 27, 2018. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated net losses of $1,072,000 and $6,256,000 for the three and nine months ended September 30, 2018 (2017: net gains of $5,838,000 and $17,322,000).

Ritchie Bros.	23

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

18. Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock option compensation expense:
SG&A expenses	$2,066	2,920	$6,354	$6,244
Acquisition-related costs	162	-	357	4,752
Share unit expense (recovery):
Equity-classified share units	2,718	(176)	8,978	1,871
Liability-classified share units	300	821	2,245	246
Employee share purchase plan - employer contributions	538	468	1,630	1,350
	$5,784	$4,033	$19,564	$14,463

Share unit expense (recovery) and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plan

Stock option activity for the nine months ended September 30, 2018 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2017	4,459,744	$24.29	7.5	$17,649
Granted	914,967	32.12
Exercised	(1,154,541)	23.45		$13,472
Forfeited	(77,644)	27.04
Expired	(1,302)	25.76
Outstanding,September 30, 2018	4,141,224	$26.20	7.4	$41,122
Exercisable, September 30, 2018	2,107,984	$24.08	6.4	$25,401

The fair value of the stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 was $7.68.

The significant assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2018 and 2017 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2018	2017
Risk free interest rate	2.7%	2.0%
Expected dividend yield	2.11%	2.14%
Expected lives of the stock options	5 years	5 years
Expected volatility	28.1%	27.8%

Ritchie Bros.	24

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

18. Share-based payments (continued)

As at September 30, 2018, the unrecognized stock-based compensation cost related to the unvested stock options was $6,485,000 which is expected to be recognized over a weighted average period of 2.1 years.

Share unit plans

Share unit activity for the nine months ended September 30, 2018 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value	Number	value

Outstanding, December 31, 2017	434,248	$27.83	125,152	$26.93	259,241	$26.38	4,666	$26.42	93,487	$26.32
Granted	235,426	35.70	90,147	32.08	-	-	66	34.70	19,448	33.36
Transferred to equity awards on modification	257,659	31.30	-	-	(257,659)	26.38	-	-	-	-
Vested and settled	(212,263)	33.78	-	-	-	-	(975)	27.58	(6,605)	23.16
Forfeited	(43,071)	31.42	(5,219)	31.99	(1,582)	26.45	-	-	-	-
Outstanding, September 30, 2018	671,999	$31.45	210,080	$29.02	-	$-	3,757	$26.27	106,330	$27.80

At September 30, 2018, the unrecognized share unit expense related to equity-classified PSUs was $9,597,000 which is expected to be recognized over a weighted average period of 1.8 years. The unrecognized share unit expense related to equity-classified RSUs was $4,540,000 which is expected to be recognized over a weighted average period of 2.3 years. The unrecognized share unit expense related to liability-classified RSUs was $6,000, which is expected to be recognized over a weighted average period of 0.1 years. There is no unrecognized share unit expense related to liability-classified DSUs, as they vest immediately upon grant.

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

18. Share-based payments (continued)

Senior executive and employee PSU plans (continued)

The fair value of the equity-classified PSUs is estimated on modification date and on the date of grant using a Monte-Carlo simulation model. The significant assumptions used to estimate the fair value of the equity-classified PSUs during the nine months ended September 30, 2018 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2018
Risk free interest rate	1.9%
Expected dividend yield	2.09%
Expected lives of the PSUs	3 years
Expected volatility	31.1%
Average expected volatility of comparable companies	34.1%

Sign-on grant PSUs

On September 11, 2018, the Company modified the performance vesting conditions for the sign-on grant PSUs which are equity classified PSU awards recorded in temporary equity. The modification impacted the third and fourth tranches of PSUs to vest, and the actual number of units to vest will be determined by the Board of Directors of the Company based on absolute Total Shareholder Return (“TSR”) performance over the period commencing on July 1, 2017, and ending on the fourth and fifth anniversaries of the grant date. Prior to this modification, the absolute TSR performance period commenced on August 11, 2014. The weighted average fair value of the PSU awards outstanding on the modification date was $43.34. The incremental compensation recognized as a result of the vesting condition modification was $838,000.

The incremental compensation recognized is determined based on the change in fair value of the equity-classified sign-on grant PSUs immediately before and after the modification. Significant assumptions used to estimate the fair value of the equity-classified PSUs to determine the incremental compensation cost is as follows:

September 11, 2018
Risk free interest rate	2.7%
Expected dividend yield	1.53%
Expected lives of the PSU	1 year
Expected volatility	29.2%

19. Commitments

Commitment for inventory purchase

As at September 30, 2018, the Company had committed to purchase between 150,000 and 245,900 units of property with an expected minimum value of $11,104,000 and up to $51,028,000 to the extent that goods are available from the supplier over a 12 month period relating to the purchase of inventory. At September 30, 2018, the Company has purchased $27,078,000 pursuant to the initial 12 month period of this contract.

20. Contingencies

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

At September 30, 2018, there were $67,010,000 of assets guaranteed under contract, of which 93% is expected to be sold prior to December 31, 2018 (December 31, 2017: $30,948,000 of which 27% is expected to be sold prior to the end of March 31, 2018 with the remainder to be sold by December 31, 2018).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

21. Business combinations

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

21. Business combinations (continued)

IronPlanet acquisition (continued)

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

Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is a world leader in asset management and disposition of used industrial equipment and other durable assets, selling $1.0 billion of used equipment and other assets during the third quarter of 2018. Our expertise, unprecedented global reach, market insight, and trusted portfolio of brands provide us with a unique position in the used equipment market. We primarily sell used equipment for our customers through live, unreserved auctions worldwide including in the United States, Canada, Australia, the United Arab Emirates, and the Netherlands, which are simulcast online to reach a global bidding audience.

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

Performance Highlights

Net income attributable to stockholders of $23.1 million increased 125% compared to $10.3 million for the same quarter in 2017. Diluted earnings per share (“EPS”) attributable to stockholders increased 133% to $0.21 versus $0.09 in the third quarter of 2017, while diluted adjusted EPS attributable to stockholders2 (non-GAAP measure) increased 100% to $0.18 from $0.09 in the third quarter of 2017. Other key third quarter highlights included:

Consolidated results:

•	Total revenues of $245.3 million increased 8% over the third quarter of 2017

•	Total Company agency proceeds[3] (non-GAAP measure) of $159.3 million increased 13% from $141.0 million in the third quarter of 2017

•	Total selling, general and administrative expenses (“SG&A”) of $88.3 million increased 4% from $85.3 million in the third quarter of 2017.

•	Cash provided by operating activities of $97.1 million for the nine-month period ended September 30, 2018

A&M segment results:

•	GTV of $1.0 billion up 2% over the third quarter of 2017.

•	Total revenues of $218.6 million increased 8% from $202.7 million in the third quarter of 2017

•	A&M agency proceeds[4] (non-GAAP measure) of $144.2 million increased 11% from $130.2 million in the third quarter of 2017

•	A&M revenue rate[5] of 21.0% and A&M agency proceeds rate[6] (non-GAAP measure) of 13.9%, each improved 110 basis points (“bps”) over the third quarter of 2017

2	Diluted adjusted EPS attributable to stockholders is a non-GAAP financial measure. We believe that comparing diluted adjusted EPS attributable to stockholders for different financial periods provides useful information about the growth or decline of our diluted EPS attributable to stockholders for the relevant financial period, and eliminates the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of an equity accounted for investment, gains/losses on sale of certain property, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. Diluted adjusted EPS attributable to stockholders is calculated by dividing adjusted net income attributable to stockholders (non-GAAP measure), net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding. Diluted adjusted EPS attributable to stockholders is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.
3	Our income statement scorecard includes the non-GAAP measure performance metric, agency proceeds. Agency proceeds is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We calculate agency proceeds by subtracting the cost of inventory sold and ancillary and logistical service expenses from total revenues.
4	A&M agency proceeds is a non-GAAP financial measure that provides useful information about the performance of our A&M contracts for different financial periods. A&M agency proceeds is calculated as A&M total revenues less cost of inventory sold and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.
5	We believe A&M segment total revenues are best understood by considering their relationship to GTV. The metric we use to measure that performance is A&M revenue rate, which is calculated as A&M total revenues divided by GTV.
6	A&M agency proceeds rate is a non-GAAP financial measure that provides useful information about the performance of our operations by comparing the margins we earn on our contracts for different financial periods. A&M agency proceeds rate is calculated by dividing A&M agency proceeds (non-GAAP measure) by GTV. A&M agency proceeds rate is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	32

Results of Operations

Financial overview	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
			2018 over				2018 over
(in U.S. $000's, except EPS)	2018	2017	2017		2018	2017	2017
Service revenues	$161,374	$145,938	11%		$551,736	$442,066	25%
Revenue from inventory sales	83,972	81,463	3%		262,318	237,375	11%
Total revenues	245,346	227,401	8%		814,054	679,441	20%
Costs of services	33,053	33,461	(1)%		112,743	94,093	20%
Cost of inventory sold	74,341	72,476	3%		231,834	207,603	12%
Selling, general and administrative expenses ("SG&A")	88,323	85,335	4%		287,052	230,287	25%
Acquisition-related costs	2,007	3,587	(44)%		5,039	35,162	(86)%
Depreciation and amortization expenses	16,723	14,837	13%		49,451	37,047	33%
Gain on disposal of property, plant and equipment	(342)	(42)	714%		(958)	(1,071)	(11)%
Impairment loss	-	-	-		-	8,911	(100)%
Foreign exchange loss (gain)	47	816	(94)%		31	(7)	543%
Operating income	31,194	16,931	84%		128,862	67,416	91%
Operating income margin	12.7%	7.4%	530	bps	15.8%	9.9%	590	bps
Interest expense	(10,473)	(10,558)	(1)%		(32,720)	(27,311)	20%
Other income, net	7,182	592	1113%		8,995	6,346	42%
Income tax expense (recovery)	4,791	(3,358)	(243)%		19,091	7,982	139%
Net income attributable to stockholders	23,138	10,261	125%		85,993	38,273	125%
Diluted earnings per share attributable to stockholders	$0.21	$0.09	133%		$0.79	$0.35	125%
Effective tax rate	17%	-48%	6500	bps	18%	17%	100	bps
GTV	$1,039,427	$1,019,322	2%		$3,626,551	$3,173,050	14%
Agency proceeds (non-GAAP measure)	159,323	141,047	13%		535,978	431,732	24%

Ritchie Bros.	33

Consolidated Results

Total revenues

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Total revenues increased $17.9 million, or 8%, primarily due to partial fee harmonization, increase in revenue from inventory sales mainly in our European operations, higher GTV volumes, and significant growth in RBFS. This was partially offset by a reduction in the year-over-year number of live on site auctions, from 86 in 2017 to 68 in 2018. Foreign exchange had a negative impact on total revenue in the third quarter of 2018.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Total revenues increased $134.6 million, or 20%, primarily due to incremental volume from the Acquisition. The first nine months of 2018 included nine full months of Acquisition volume versus four months of post-Acquisition activity in the nine months ended September 30, 2017. The increase was also due to partial fee harmonization and higher revenues from inventory sales and ancillary and logistical services. Foreign exchange had a positive impact on total revenues in the first nine months of 2018.

As part of our calendar optimization efforts and site closures, we reduced the number of live on site auctions from 304 in the first nine months of 2017 to 272 in the first nine months of 2018, as well as the number of sale days over the comparative period in our auction calendar.

Geographic analysis

The distribution of our revenues is determined by the location in which the sale occurred, or in the case of online sales, where the legal entity earning the revenues is incorporated. The following table presents our total revenues on a geographic basis.

Three months ended September 30, 2018 compared with three months ended September 30, 2017

(in U.S. $000's)	United States	Canada	Europe	Other	Consolidated
Total revenues for the three months ended September 30, 2018	$114,410	$52,711	$43,935	$34,290	$245,346
Proportion of consolidated amount	47%	21%	18%	14%	100%

Total revenues for the three months ended September 30, 2017	$107,812	$51,136	$29,065	$39,388	$227,401
Proportion of consolidated amount	48%	22%	13%	17%	100%
Change 2018 over 2017:
$ change	$6,598	$1,575	$14,870	$(5,098)	$17,945
% change	6%	3%	51%	(13)%	8%

The $6.6 million, or 6%, increase in total revenues to $114.4 million in the United States was primarily due to partial fee harmonization, online auction performance, and strong growth in Kruse Energy Auctioneers.

In Canada, total revenues increased $1.6 million, or 3%, to $52.7 million primarily due to partial fee harmonization, growth of RBFS, and higher service revenues from our live on site auctions driven by sustained market recovery in our Western Canada industrial business. Our Canadian online performance also experienced significant improvement compared to the prior year. These increases were partially offset by a decrease in revenue from inventory sales.

The increase in total revenues in Europe of $14.9 million, or 51%, to $43.9 million was primarily due to higher revenues from inventory sales and partial fee harmonization. Revenues from inventory sales increased due to considerable underwritten inventory contracts sourced globally during the third quarter of 2018.

The decrease in revenues in Other regions was primarily due to cycling over a strong performance in the third quarter of 2017.

Ritchie Bros.	34

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

(in U.S. $000's)	United States	Canada	Europe	Other	Consolidated
Total revenues for the nine months ended September 30, 2018	$392,904	$201,296	$123,335	$96,519	$814,054
Proportion of consolidated amount	48%	25%	15%	12%	100%
Total revenues for the nine months ended September 30, 2017	$327,838	$170,994	$81,930	$98,679	$679,441
Proportion of consolidated amount	48%	25%	12%	15%	100%
Change 2018 over 2017:
$ change	$65,066	$30,302	$41,405	$(2,160)	$134,613
% change	20%	18%	51%	(2)%	20%

Our revenues in the United States increased $65.1 million, or 20%, to $392.9 million primarily due to the Acquisition and partial fee harmonization. These increases were partially offset by a decrease in revenue from inventory sales.

In Canada, total revenues increased $30.3 million, or 18%, to $201.3 million primarily due to partial fee harmonization, increase in revenue from inventory sales, growth of RBFS, and the Acquisition.

In Europe, total revenue increased $41.4 million, or 51%, to $123.3 million mainly due to higher revenue from inventory sales, the Acquisition, and partial fee harmonization.

Total revenues in Other region decreased $2.2 million, or 2%, to $96.5 million primarily due to lower revenues in our Australian operations, partially offset by increases from partial fee harmonization.

Costs of services

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Costs of services decreased $0.4 million, or 1%, primarily due to fewer live events.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Costs of services increased $18.7 million, or 20%, primarily due to the Acquisition and the incremental costs required to support the growth of our service revenues.

Cost of inventory sold

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Cost of inventory sold increased $1.9 million, or 3%, in line with the revenue from inventory sales growth in the quarter.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Cost of inventory sold increased $24.2 million, or 12%, primarily due to the change in our revenue from inventory sales and due to the Acquisition.

SG&A expenses

Three months ended September 30, 2018 compared with three months ended September 30, 2017

SG&A expenses increased $3.0 million, or 4%, primarily due to incremental overhead costs incurred to support GovPlanet’s non-rolling stock contract with the Defense Logistics Agency and a higher share unit expense. These increases were partially offset by the favorable impact of foreign exchange during the comparative period.

Ritchie Bros.	35

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

SG&A expenses increased $56.8 million, or 25%, primarily due to the Acquisition, continued investments in talent to support growth of our business and initiatives, share unit expense, and increased overhead costs to support GovPlanet’s non-rolling stock contract with the Defense Logistics Agency. The Acquisition drove increases in employee compensation, technology support costs, and additional advertising to promote our online marketplace sales. Also, there was a decrease in share prices in the third quarter of 2017 that resulted in a positive impact on share unit expenses in that period. Foreign exchange had a negative impact on SG&A expenses in the first nine months of 2018.

Acquisition-related costs

Three months ended September 30, 2018 compared with three months ended September 30, 2017

During the third quarter of 2018, we incurred $2.0 million acquisition-related costs, which was a decrease of $1.6 million from the third quarter of 2017. In the third quarter of 2018, we incurred $1.5 million of severance costs and accelerated share unit expenses related to the labour reductions, which were part of our cost control measures to eliminate duplicative positions and overlap in roles, planned as part of our synergy targets.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

There was a significant decrease in acquisition-related costs of $30.1 million, or 86%, primarily due to the timing of the Acquisition that closed on May 31, 2017.

Impairment loss

There were no impairment losses in the first nine months of 2018, compared to the first nine months of 2017 where we recognized an $8.9 million impairment loss on certain technology assets.

Operating income

Three months ended September 30, 2018 compared with three months ended September 30, 2017

The operating income increase of $14.3 million, or 84%, was driven by higher total service revenues mainly from partial fee harmonization and auction revenue growth. The increase was partially offset by higher SG&A expenses, depreciation and amortization expense, and cost of inventory sold. Foreign exchange had a negative impact on operating income in the third quarter of 2018. Adjusted operating income7 (non-GAAP measure) increased 93% during the third quarter of 2018 compared to the third quarter of 2017, which excluded the impact of $1.5 million of non-recurring acquisition-related costs related to severance costs, as discussed above.

Operating income margin, which is our operating income divided by revenues, increased 530 bps to 12.7% in the third quarter of 2018 compared to 7.4% in the third quarter of 2017 for the same reasons. Agency proceeds adjusted operating income rate8 (non-GAAP measure) was 20.5% in the third quarter of 2018 compared to 12.0% in the third quarter of 2017.

7	Adjusted operating income is a non-GAAP measure. We use income statement and balance sheet performance scorecards to align our operations with our strategic priorities. We concentrate on a limited number of metrics to ensure focus and to facilitate quarterly performance discussions. Our income statement scorecard includes the performance metric, adjusted operating income. We believe that comparing adjusted operating income for different financial periods provides useful information about the growth or decline of operating income for the relevant financial period. We calculate adjusted operating income by eliminating adjusting items from operating income. Adjusted operating income is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.
8	Our income statement scorecard includes the performance metric, agency proceeds adjusted operating income rate, which is a non-GAAP measure. We believe that comparing agency proceeds adjusted operating income rate for different financial periods provides useful information about the growth or decline of our operating income for the relevant financial period. We calculate agency proceeds adjusted operating income rate by dividing adjusted operating income (non-GAAP measure) by agency proceeds (non-GAAP measure). Agency proceeds adjusted operating income rate is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	36

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

The operating income increase of $61.4 million, or 91%, was driven by higher total revenues combined with lower acquisition-related costs, as well as an impairment loss in the prior year. Adjusted operating income (non-GAAP measure) increased 42% during the first nine months of 2018 compared to the first nine months of 2017.

Operating income margin increased 590 bps to 15.8% in the first nine months of 2018 compared to 9.9% in the first nine months of 2017. Agency proceeds adjusted operating income rate (non-GAAP measure) was 24.3% in the first nine months of 2018 compared to 21.2% in the first nine months of 2017.

Interest expense

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Interest expense of $10.5 million was consistent with the third quarter of 2017. Our overall interest expense has a favourable benefit resulting from our $50.0 million voluntary prepayment of the term loan during the first half of 2018, but was partially offset by an increase in variable short-term interest rates over the comparative period.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Interest expense increased $5.4 million, or 20%, primarily due to the additional indebtedness to finance the Acquisition and an increase in variable short-term interest over the comparative period. This was partially offset by the reduction in interest expense resulting from our $50.0 million voluntary prepayment of the term loan in the first nine months of 2018. As of September 30, 2018, our long-term debt was $751.8 million compared to $817.9 million as of September 30, 2017.

Other Income

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Other income was $7.2 million, up from $0.6 million in the comparative period primarily due to a $4.9 million gain on sale of an equity accounted for investment during the third quarter of 2018.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Other income was $9.0 million, compared to $6.3 million during the same comparative period, an increase of $2.7 million. Other income for the nine months ended September 30, 2018 included the gain on sale of an equity accounted for investment, while in the comparative period we recorded $2.5 million of other income related to changes in the fair value of contingent consideration associated with Petrowsky, Kramer, Mascus and RBFS acquisitions.

Income tax expense and effective tax rate

Three months ended September 30, 2018 compared with three months ended September 30, 2017

For the three months ended September 30, 2018, income tax expense was $4.8 million, compared to an income tax recovery of $3.4 million for the same period in 2017. Our effective tax rate was 17% in the third quarter of 2018, compared to -48% in the third quarter of 2017. The effective tax rate increased in the third quarter of 2018 compared to the third quarter of 2017 primarily due to the estimated greater proportion of annual income subject to tax in jurisdictions with higher tax rates and the estimated annual Base Erosion Anti Abuse Tax (“BEAT”). The comparative period reflected the impact of greater estimates of non-deductible acquisition expenses, partially offset by adjustments for deductible stock compensation expenses.

Ritchie Bros.	37

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

For the nine months ended September 30, 2018, income tax expense was $19.1 million compared to an income tax expense of $8.0 million for the same period in 2017. Our effective tax rate was 18.2% for the nine months ended September 30, 2018, compared to 17.2% for the nine months ended September 30, 2017. This increase was primarily due to an estimated greater proportion of annual income subject to tax in jurisdictions with higher tax rates, and the estimated BEAT, partially offset by a $2.1 million decrease in uncertain tax positions. The comparative period reflected greater estimates of non-deductible acquisition related expenses and a $2.5 million increase in uncertain tax positions, partially offset by adjustments for deductible stock compensation expenses.

On December 22, 2017, the U.S. enacted H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”). We have not completed our analysis of the effects of the enactment of the Tax Act and therefore have not made any adjustments to the provisional amounts recorded at December 31, 2017. For more details, refer to the notes to our consolidated financial statements included in “Part 1, Item 1: Consolidated Financial Statements” in this Form 10-Q.

Net income

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Net income attributable to stockholders increased $12.9 million, or 125%, primarily due to the increase in operating income and the $4.9 million gain on sale of an equity accounted for investment, which were partially offset by higher income tax expense. Adjusted net income attributable to stockholders9 (non-GAAP measure) increased $9.0 million, or 88%, to $19.3 million in the third quarter of 2018 from $10.3 million in the third quarter of 2017.

Similarly, net income increased $12.8 million, or 124% to $23.1 million in the third quarter of 2018 from $10.3 million in the third quarter of 2017. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) 10 (non-GAAP measure) increased $19.0 million, or 60%, to $50.9 million in the third quarter of 2018 from $31.8 million in the third quarter of 2017.

Net income margin increased 490 bps to 9.4% in the third quarter of 2018 from 4.5% in the third quarter of 2017. Agency proceeds adjusted EBITDA rate11 (non-GAAP measure) increased 930 bps to 31.9% in the third quarter of 2018 compared to 22.6% in the third quarter of 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Net income attributable to stockholders increased $47.7 million, or 125%, to $86.0 in the first nine months of 2018 compared to the first nine months of 2017. This increase was primarily due to the increase in our operating income, and a $4.9 million gain on sale of an equity accounted for investment, partially offset by higher interest expense and income tax expense. Adjusted net income attributable to stockholders (non-GAAP measure) increased $22.8 million, or 38%, to $82.2 million in the first nine months of 2018 from $59.4 million in the first nine months of 2017.

9	Adjusted net income attributable to stockholders is a non-GAAP financial measure. We believe that comparing adjusted net income attributable to stockholders for different financial periods provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items and is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.
10	Adjusted EBITDA is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Adjusted EBITDA is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income excluding the pre-tax effects of adjusting items. Adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.
11	Agency proceeds adjusted EBITDA rate is a non-GAAP financial measure that we believe provides useful information about the growth or decline of our net income when compared between different financial periods. Agency proceeds adjusted EBITDA rate presents adjusted EBITDA (non-GAAP measure) as a multiple of agency proceeds (non-GAAP measure). Agency proceeds adjusted EBITDA rate is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	38

Similarly, net income increased $47.6 million, or 124% to $86.0 million in the first nine months of 2018 from $38.5 million in the first nine months of 2017. Adjusted EBITDA (non-GAAP measure) increased $49.3 million, or 37%, to $181.9 million in the first nine months of 2018 from $132.5 million in the first nine months of 2017.

Net income margin increased 490 bps to 10.6% in the first nine months of 2018 from 5.7% in the first nine months of 2017. Agency proceeds adjusted EBITDA rate (non-GAAP measure) increased 320 bps to 33.9% in the first nine months of 2018 compared to 30.7% in the first nine months of 2017.

12 months ended September 30, 2018 compared with 12 months ended September 30, 2017

Debt at September 30, 2018, represented 6.2 times net income as at and for the 12 months ended September 30, 2018. This compares to debt at September 30, 2017, which represented 12.4 times net income as at and for the 12 months ended September 30, 2017. The decrease in this debt/net income multiplier was primarily due to lower debt balances at September 30, 2018 versus September 30, 2017, and a higher net income over the comparative period. The decrease in debt was primarily due to repayments of debt related to the funding for the Acquisition. Adjusted net debt/adjusted EBITDA12 (non-GAAP measure) was 2.2 times as at and for the 12 months ended September 30, 2018 compared to 3.2 times as at and for the 12 months ended September 30, 2017.

Diluted EPS

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Diluted EPS attributable to stockholders increased 133% to $0.21 per share in the third quarter of 2018 from $0.09 per share in the third quarter of 2017. Diluted adjusted EPS attributable to stockholders (non-GAAP measure) increased 100% to $0.18 in the third quarter of 2018 from $0.09 in the third quarter of 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Diluted EPS attributable to stockholders increased 125% to $0.79 per share in the first nine months of 2018 from $0.35 per share in the first nine months of 2017. Diluted adjusted EPS attributable to stockholders (non-GAAP measure) increased 36% to $0.75 in the first nine months of 2018 from $0.55 in the first nine months of 2017.

12	Adjusted net debt/adjusted EBITDA is a non-GAAP financial measure. We believe that comparing adjusted net debt/adjusted EBITDA on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are discussed further below under “Liquidity and Capital Resources”. We calculate adjusted net debt/adjusted EBITDA by dividing adjusted net debt (non-GAAP measure) by adjusted EBITDA (non-GAAP measure). Adjusted net debt (non-GAAP measure) is calculated by subtracting cash and cash equivalents from short and long term debt. Adjusted net debt/adjusted EBITDA is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	39

Segment Performance

Auctions and Marketplaces segment

(in U.S. $000's)	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Service revenues	$134,604	$121,255	11%	$463,076	$370,794	25%
Revenue from inventory sales	83,972	81,463	3%	262,318	237,375	11%
Total revenues	218,576	202,718	8%	725,394	608,169	19%
Costs of services	20,059	18,381	9%	62,888	51,946	21%
Cost of inventory sold	74,341	72,476	3%	231,834	207,603	12%
SG&A expenses	83,542	81,736	2%	272,503	219,824	24%
Impairment loss	-	-	-	-	8,911	(100)%
A&M profit	$40,634	$30,125	35%	$158,169	$119,885	32%

Gross Transaction Value

We believe it is more meaningful to consider revenue in relation to GTV. GTV by channel is presented below for the three and nine months ended September 30, 2018.

Three months ended September 30, 2018 compared with three months ended September 30, 2017

(in U.S. $000's)	Three months ended September 30,
	2018		2017		% Change
	GTV	% of total	GTV(3)	% of total	2018 over 2017
Live on site auctions	$850,484	82%	$856,522	84%	(1)%
Online marketplaces including featured (1) and other (2)	188,943	18%	162,800	16%	16%
GTV	$1,039,427	100%	$1,019,322	100%	2%

(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E and, before that, EquipmentOne
(3)	Prior year GTV was reclassified between live on site auctions and online marketplaces to conform with current year classification.

Overall, GTV increased $20.1 million, or 2%, compared to the third quarter of 2017, primarily due to a 16% increase primarily in our IronPlanet weekly featured auctions in the United States and Canada. This increase was partially offset by a 1% decrease in GTV from live on site auctions primarily due to fewer agricultural auctions compared to the third quarter of 2017.

The total number of industrial and agricultural lots sold at our live on site auctions increased 4% to 94,750 lots in the third quarter of 2018 compared to 91,200 lots in the third quarter of 2017, despite a reduction in the number of live on site auctions from 86 in the third quarter of 2017 to 68 in the third quarter of 2018.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk/reward profile of the terms are agreeable. The volume of underwritten commission contracts decreased to 16% of our GTV in the third quarter of 2018 from 18% in the third quarter of 2017.

Ritchie Bros.	40

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

(in U.S. $000's)	Nine months ended September 30,
	2018		2017		% Change
	GTV	% of total	GTV(6)	% of total	2018 over 2017
Live on site auctions	$3,025,982	83%	$2,853,097	90%	6%
Online marketplaces including featured (4) and other (5)	600,569	17%	319,953	10%	88%
GTV	$3,626,551	100%	$3,173,050	100%	14%

(4)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(5)	This includes GTV from Marketplace-E and, before that, EquipmentOne
(6)	Prior year GTV was reclassified between live on site auctions and online marketplaces to conform with current year classification.

Overall, GTV increased $453.5 million, or 14%, primarily due to the Acquisition and improved live on site and online auction performance driven by strong price performance. We significantly increased GTV generated from online marketplaces by 88% due to the Acquisition and new compensation strategies focused on expansion of online marketplaces. Live on site auctions increased 6% primarily due to the Acquisition and strong live on site auction performance in Canada.

The total number of industrial and agricultural lots sold at live on site auctions decreased 2% to 299,350 lots in the first nine months of 2018 compared to 306,100 lots in the first nine months of 2017.

The volume of underwritten commission contracts increased to 16% compared to 15% of GTV in the first nine months of 2018 compared to the same period in 2017.

Total revenues

A&M total revenues by geographical region are presented below:

(in U.S. $000's)	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
United States	$103,366	$97,350	6%	$356,222	$296,867	20%
Canada	45,247	45,131	-	176,271	152,450	16%
International	69,963	60,237	16%	192,901	158,852	21%
A&M total revenues	$218,576	$202,718	8%	$725,394	$608,169	19%

Three months ended September 30, 2018 compared with three months ended September 30, 2017

The increase in A&M total revenues of $15.9 million, or 8%, was primarily due to partial fee harmonization, as well as the following regional differences:

•	United States: +6% increase that, in addition to the factors noted above, was also due to growth in revenue from Kruse Energy Auctioneers operations. The increase in revenues was partially offset by fewer live on site auction sales days.

•	International: +16% increase that, in addition to the factors noted above, was also due to an increase in revenue from inventory sales primarily in Europe. The increase in the International region was partially offset by lower volume in our Australian operations.

Ritchie Bros.	41

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

The increase in A&M total revenues of $117.2 million, or 19%, was primarily due to the Acquisition, partial fee harmonization, as well as the following regional differences:

•	United States: +20% increase was primarily due to the factors discussed above and an increase in service revenues from live on site auctions. These increases were partially offset by a decrease in revenue from inventory sales.

•	Canada: +16% increase that, in addition to the factors noted above, was also due to an increase in service revenues from live on site auctions.

•	International: +21% increase that, in addition to the factors noted above, was also due to an increase in revenue from inventory sales primarily in Europe.

Revenue rate

As A&M total revenues are generated from transactional asset disposition services, we believe these revenues are best understood by considering their relationship to GTV. The metric we use to measure that performance is A&M revenue rate, which is calculated as A&M total revenues divided by GTV.

Three months ended September 30, 2018 compared with three months ended September 30, 2017

A&M revenue rate was 21.0% and 19.9% for the three months ended September 30, 2018 and 2017, respectively. Our A&M agency proceeds (non-GAAP measure) were $144.2 million and $130.2 million, while A&M agency proceeds rate (non-GAAP measure) was 13.9% and 12.8% for the three months ended September 30, 2018 and 2017, respectively.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

A&M revenue rate was 20.0% and 19.2% for the nine months ended September 30, 2018 and 2017, respectively. Our A&M agency proceeds (non-GAAP measure) were $493.6 million and $400.6 million, for the nine months ended September 30, 2018 and 2017, respectively, while A&M agency proceeds rate (non-GAAP measure) was 13.6% and 12.6% for the nine months ended September 30, 2018 and 2017, respectively.

Costs of services

The A&M segment’s costs of services by nature are presented below:

(in U.S. $000's)	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Employee compensation	$9,527	9,296	2%	$28,848	23,201	24%
Buildings, facilities and technology	1,787	1,669	7%	6,706	5,225	28%
Travel, advertising and promotion	5,603	5,323	5%	19,573	17,350	13%
Other costs of services	3,142	2,093	50%	7,761	6,170	26%
A&M costs of services	$20,059	$18,381	9%	$62,888	$51,946	21%

Three months ended September 30, 2018 compared with three months ended September 30, 2017

The increase of $1.7 million, or 9%, compared to the third quarter of 2017 was primarily due to ramp up costs related to GovPlanet’s contracts with government agencies.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

A&M costs of services increased $10.9 million, or 21%, primarily due to the Acquisition and costs associated with the inspection activities that support online marketplaces, which more customers used as our business continued to expand especially in North America. We also incurred additional cost of services to support GovPlanet’s contracts with government agencies.

Ritchie Bros.	42

Cost of inventory sold

Three months ended September 30, 2018 compared with three months ended September 30, 2017

A&M cost of inventory sold increased $1.9 million, or 3% primarily due to an increase in the volume of inventory contracts in our European operations that occurred in the three months ended September 30, 2018.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

A&M cost of inventory sold increased $24.2 million, or 12% primarily due to an increase in the volume of inventory contracts, as well as the Acquisition.

SG&A expenses

A&M segment’s SG&A expenses, which include corporate head office support costs, are presented by nature below:

(in U.S. $000's)	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Employee compensation	$53,330	$53,112	0%	$176,429	$140,288	26%
Buildings, facilities and technology	14,635	13,069	12%	44,385	37,877	17%
Travel, advertising and promotion	8,951	8,092	11%	26,485	20,162	31%
Professional fees	2,698	3,067	(12)%	11,685	8,888	31%
Other SG&A expenses	3,927	4,396	(11)%	13,519	12,609	7%
A&M SG&A expenses	$83,542	$81,736	2%	$272,503	$219,824	24%

Three months ended September 30, 2018 compared with three months ended September 30, 2017

The increase in A&M SG&A expense of $1.8 million, or 2% was primarily due an increase in overhead costs incurred to support GovPlanet’s non-rolling stock contracts with the Defense Logistics Agency. The increase in A&M SG&A expense was partially offset by a reduction in bank charges attributable to a decrease in our credit facility. Foreign exchange had a positive impact on A&M SG&A expenses in the third quarter of 2018.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

A&M SG&A expenses increased $52.7 million, or 24%. The increase was primarily due to the Acquisition, continued investments in talent to support growth of our businesses and initiatives, higher incentive compensation driven by year-over-year performance and enhanced sales compensation plans, an increase in professional fees, and overhead costs incurred to support GovPlanet’s non-rolling stock contracts with the Defense Logistics Agency.

Productivity

The majority of our business continues to be generated by our A&M segment operations. Sales Force Productivity within this segment is an operational statistic that we believe provides a gauge of the effectiveness of our Revenue Producers in increasing GTV. Revenue Producers is a term used to describe our revenue-producing sales personnel. This definition is comprised of Regional Sales Managers and Territory Managers.

Our Sales Force Productivity as at and for the trailing 12-month period ended September 30, 2018 was $11.3 million per Revenue Producer compared to $11.1 million per Revenue Producer for the trailing 12-month period ended September 30, 2017. We believe the increase of $0.2 million per Revenue Producer over the comparative period is evidence that our sales teams are continually progressing, as we have moved beyond the most complex stage of our integration.

Ritchie Bros.	43

Sales Force Productivity as at and for the 12-month period ended September 30, 2017 was calculated as the sum of the following two amounts:

•	GTV for the eight-months, pre-Acquisition, ended May 31, 2017, divided by the average number of Revenue Producers over the same eight month period; and

•	GTV for the four-months following the Acquisition divided by the average number of Revenue Producers over the same four month period.

Industrial live on site auction metrics

Total industrial live on site auction metrics

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Bidder registrations	123,000	126,000	(2)%	383,500	404,000	(5)%
Consignment	13,600	13,900	(2)%	39,050	41,950	(7)%
Buyers	31,400	31,100	1%	96,750	100,650	(4)%
Lots	89,000	84,000	6%	273,500	276,000	(1)%

Three months ended September 30, 2018 compared with three months ended September 30, 2017

During the third quarter of 2018, we conducted 45 unreserved industrial live on site auctions in North America, Europe, the Middle East, Australia, and Asia, compared to 58 during the third quarter of 2017. Despite the decrease in the number of live auctions held during the quarter, our GTV was minimally impacted as we increased the average number of lots per live industrial auction.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

For the first nine months of 2018, we conducted 130 unreserved industrial live on site auctions in North America, Europe, the Middle East, Australia, and Asia, compared to 169 during the first nine months of 2017. Over this same comparative period, we increased our industrial live on site GTV despite a decrease in the number of auctions due to an increase in average number of lots per auction.

Average industrial live on site auction metrics

	12 months ended September 30,
			Change
	2018	2017	2018 over 2017
GTV	$18.8 million	$15.9 million	$2.9 million
Bidder registrations	2,694	2,324	16%
Consignors	262	234	12%
Lots	1,846	1,589	16%

Twelve months trailing for September 30, 2018 compared with twelve months trailing for September 30, 2017

We saw an increase in average GTV per industrial auction for the 12 months ended September 30, 2018 compared to the 12 months ended September 30, 2017. We believe the increase was primarily driven by our site optimization strategy to achieve higher lots per auction, which was partially offset by the continued supply constraints for used equipment.

Online bidding

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Internet bidders comprised 77% of the total bidder registrations at our live on site auctions in the third quarter of 2018 compared to 68% in the third quarter 2017. Across all channels, 60% of total GTV was purchased by online buyers in the third quarter of 2018 compared to 57% in the third quarter of 2017. This increase in internet bidders and online buyers show that we continued to promote multi-channel participation at our auctions through the third quarter of 2018.

Ritchie Bros.	44

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Internet bidders comprised 73% of the total bidder registrations at our live on site auctions in the first nine months of 2018 compared to 68% in the first nine months of 2017. Across all channels, 58% of total GTV was purchased by online buyers in the first nine months of 2018 compared to 53% in the first nine months of 2017.

Website metrics

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Traffic across all our websites increased 14% in the third quarter of 2018 compared to the third quarter of 2017 primarily due to increased traffic on our IronPlanet and GovPlanet websites.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Traffic across all our websites increased 28% in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to increased traffic on our IronPlanet websites.

Segment Performance

Other services

(in U.S. $000's)	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Service revenues	$26,770	$24,683	8%	$88,660	$71,272	24%
Costs of services	12,994	15,080	(14)%	49,855	42,147	18%
SG&A expenses	4,781	3,599	33%	14,549	10,463	39%
Other services profit	$8,995	$6,004	50%	$24,256	$18,662	30%

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Service revenues from other services grew $2.1 million, or 8%, primarily due to RBFS and Mascus performance.

Funded volume, which represents the amount of lending brokered by RBFS, increased 32% from $65.0 million in the third quarter of 2017 to $85.6 million in the third quarter of 2018. RBFS operating profit increased $0.8 million or 53% over the same comparative period to $2.3 million from $1.5 million.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Service revenue from other services grew $17.4 million, or 24%, primarily due to increases in ancillary and logistical services revenues, RBFS, Mascus and Asset Appraisal Services.

Funded volume increased 43% from $216.2 million in the first nine months of 2017 to $309.5 million in the first nine months of 2018. RBFS operating profit increased $2.7 million or 46%, over the same comparative period.

Ritchie Bros.	45

Liquidity and Capital Resources

Working capital

(in U.S. $000's)	September 30,	December 31,
	2018	2017	% Change

Current assets	$685,631	$508,487	35%
Current liabilities	534,731	388,455	38%
Working capital	$150,900	$120,032	26%

We believe that working capital is a more meaningful measure of our liquidity than cash alone. Our working capital increased during the nine months ended September 30, 2018, primarily due to the increase in our operating income generated during the period. This increase was partially offset by $58.8 million of long-term debt repayments and the payment of $56.1 million of dividends during the nine months ended September 30, 2018

Cash flows

(in U.S. $000's)	Nine months ended September 30,			12 months ended September 30,
			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Cash provided by (used in):
Operating activities	$97,147	$98,517	(1)%	$146,198	$114,654	28%
Investing activities	(28,807)	(701,599)	(96)%	(38,162)	(721,145)	(95)%
Financing activities	(92,196)	142,043	(165)%	(114,976)	595,796	(119)%
Effect of changes in foreign currency rates	(3,215)	17,270	(119)%	(3,335)	10,618	(131)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(27,071)	$(443,769)	(94)%	$(10,275)	$(77)	13244%

Operating activities

Cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing, size, and number of auctions during the period, the volume of inventory purchases, the timing of the receipt of auction proceeds from buyers and payment of amounts due to consignors, as well as the location of the auction with respect to restrictions on the use of cash generated therein.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Net cash provided by operating activities decreased $1.4 million in the first nine months of 2018 compared to the first nine months of 2017. The decrease included $56.1 million more cash used in changes in operating assets and liabilities over the comparative period, primarily due to the timing and amount of trade receivable collections and auction proceed payable settlements, as well as an increase in our inventory. The net change in operating assets and liabilities was also impacted by cash required to early-settle certain trade and auction proceeds payable in the third quarter of 2018 compared to the third quarter of 2017 in relation to a conversion of our enterprise resource planning systems, effective October 1, 2018. Of the total inventory increase in the first nine months of 2018, $27.1 million relates to purchases under our non-rolling stock contract with the Defense Logistics Agency in the United States. These decreases in cash provided by operating activities were partially offset by a net income increase of $47.6 million in the first nine months of 2018 compared to the first nine months of 2017.

Twelve months ended September 30, 2018 compared with twelve months ended September 30, 2017

Net cash provided by operating activities for the 12 months ended September 30, 2018 was $146.2 million comprised of $122.9 million of net income and a net positive adjustment of $69.1 million for items not affecting cash, partially offset by $45.8 million of cash outflows from changes in operating assets and liabilities.

Ritchie Bros.	46

Net cash provided by operating activities for the 12 months ended September 30, 2017 of $114.7 million was comprised of $66.4 million in net income and a net positive adjustment of $62.7 million for items not affecting cash, partially offset by $14.4 million of cash outflows from changes in operating assets and liabilities.

Investing activities

Net cash used in investing activities decreased $672.8 million, or 96% during the first nine months of 2018 compared to the first nine months of 2017. This decrease was primarily due to the Acquisition for $675.9 million, net of cash acquired, in the third quarter of 2017, as well as proceeds of $6.1 million on the sale of an equity accounted for investment in the third quarter of 2018.

CAPEX intensity presents net capital spending, which excludes acquisition investments, as a percentage of total revenues. We believe that comparing CAPEX intensity on a trailing 12-month basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

CAPEX intensity for the 12 months ended September 30, 2018 increased 20 bps compared to CAPEX intensity for the 12 months of 2017, primarily due to a decrease in proceeds on disposition of property, plant and equipment over the comparative period.

The following table presents CAPEX intensity and agency proceeds CAPEX rate13 (non-GAAP measure) results for the trailing 12-month periods ended September 30, 2018 and 2017, as well as reconciles those metrics to property, plant and equipment additions, intangible asset additions, proceeds on disposition of property, plant and equipment, and total revenues, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

(in U.S. $ millions)	12 months ended September 30,
			% Change
	2018	2017	2018 over 2017
Property, plant and equipment additions	$16.1	$14.4	12%
Intangible asset additions	27.5	26.0	6%
Proceeds on disposition of property plant and equipment	(4.0)	(6.9)	(42)%
Net capital spending	$39.6	$33.5	18%

Total revenues	1,105.8	974.3	13%
Less: cost of inventory sold	(330.7)	(344.6)	(4)%
Less: ancillary and logistical service expenses	(60.3)	(51.2)	18%
Agency proceeds (non-GAAP measure)	$714.8	$578.5	24%

CAPEX intensity	3.6%	3.4%	20	bps
Agency proceeds CAPEX rate (non-GAAP measure)	5.5%	5.8%	-30	bps

13	Agency proceeds CAPEX rate is a non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues. It is not a measure of liquidity. We calculate agency proceeds CAPEX rate by dividing net capital spending by agency proceeds (non-GAAP measure).

Ritchie Bros.	47

The increase in cash provided by operating activities, partially offset by the increase in net capital spending, resulted in an increase in operating free cash flow (“OFCF”)14 (non-GAAP measure) of $25.4 million, or 31%, to $106.6 million in the 12 months ended September 30, 2018 from $81.2 million in the 12 months ended September 30, 2017.

Financing activities

Net cash used by financing activities increased $234.2 million in the first nine months of 2018 compared to the first nine months of 2017. This increase was primarily due to the financing of the Acquisition and subsequent debt repayments after it occurred in May 2017. For the nine months ended September 30, 2018, repayment of long-term debt totalled $58.8 million, of which $50.0 million were voluntary repayments. Partially offsetting these cash outflows was an increase of $19.1 million in net proceeds from the issuance of share capital driven by greater stock option exercises during the first nine months of 2018 compared to the first nine months of 2017.

Dividend information

We declared and paid a regular cash dividend of $0.17 per common share for September 30, 2017, December 31, 2017, and March 31, 2018. We declared and paid regular cash dividends of $0.18 per common share for the quarter ended June 30, 2018. Subsequent to September 30, 2018, we declared a quarterly dividend of $0.18 per common share, payable on December 19, 2018 to stockholders on record on November 28, 2018 which has not been recorded as a liability at September 30, 2018.

Total dividend payments paid to stockholders during the nine months ended September 30, 2018 and 2017 were $56.1 million and $54.6 million, respectively. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 60.6% for the 12 months ended September 30, 2018 from 110.0% for the 12 months ended September 30, 2017. This decrease was primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio15 (non-GAAP measure) decreased to 67.3% for the 12 months ended September 30, 2018 from 78.9% for the 12 months ended September 30, 2017.

Return on average invested capital

Return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 220 bps to 7.9% for the 12-month period ended September 30, 2018 from 5.7% for the 12-month period ended September 30, 2017. This increase was primarily due to an increase in net income attributable to stockholders and partially offset by an increase in average invested capital over the comparative period, which was driven by the Acquisition and the associated debt. Return on invested capital (“ROIC”)16 (non-GAAP measure) decreased 80 bps to 7.1% during the 12 months ended September 30, 2018 compared to 7.9% for the 12 months ended September 30, 2017.

14	OFCF is a non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes the performance metric, OFCF. OFCF is also an element of the performance criteria for certain annual short-term incentive awards we grant to certain executives. We calculate OFCF by subtracting net capital spending from cash provided by operating activities. OFCF is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.
15	Adjusted dividend payout ratio is a non-GAAP financial measure. We believe that comparing the adjusted dividend payout ratio for different financial periods provides useful information about how well our net income supports our dividend payments. Adjusted dividend payout ratio is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders (non-GAAP measure). Adjusted dividend payout ratio is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.
16	ROIC is a non-GAAP financial measure that we believe, by comparing on a trailing 12-month basis for different financial periods provides useful information about the after-tax return generated by our investments. We calculate ROIC as adjusted net income attributable to stockholders (non-GAAP measure) divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period. ROIC is reconciled to the most directly comparable GAAP measures in our consolidated financial statements under “Non-GAAP Measures” below.

Ritchie Bros.	48

Debt and credit facilities

At September 30, 2018, our short-term debt of $10.5 million consisted of borrowings under our committed revolving credit facilities and had a weighted average annual interest rate of 2.4%. This compares to current borrowings of $7.0 million at December 31, 2017 with a weighted average annual interest rate of 2.7%.

As at September 30, 2018, we had a total of $751.8 million of long-term debt with a weighted average annual interest rate of 5.0%. This compares to long-term debt of $812.9 million as at December 31, 2017 with a weighted average annual interest rate of 4.8%.

During the nine months ended September 30, 2018, we made voluntary prepayments totalling $50.0 million on the term loan. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility.

On June 21, 2018, we reduced the amount available on our committed revolving credit facilities by $185.0 million. At September 30, 2018, our credit agreement with a syndicate of lenders, and Bank of America, N.A. as the administrative agent, provides us with:

•	Revolving facilities of up to $490.0 million;
•	The term loan facility used to finance the acquisition of IronPlanet; and
•	At our election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the revolving facilities in an aggregate amount of up to $50.0 million.

As at September 30, 2018, we also had $10.0 million in credit facilities in certain foreign jurisdictions. It included $5.0 million of a committed, revolving credit facility that expires on October 27, 2021. The remaining $5.0 million was a demand facility that has no maturity date.

As at September 30, 2018, we had unused committed revolving credit facilities aggregating $477.0 million, of which $472.9 million is available until October 27, 2021.

Future scheduled principal and interest payments (assuming no changes in short-term rates from current levels) over the next five years relating to our long-term debt outstanding at September 30, 2018 are as follows:

(in U.S. $000's)	Scheduled payments by due period
	In 2018	In 2019	In 2020	In 2021	In 2022	Thereafter
On long-term debt:
Principal	$2,311	$13,868	$18,490	$231,366	$-	$500,000
Interest	2,788	37,770	37,088	34,698	26,875	67,188

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at September 30, 2018.

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

Ritchie Bros.	49

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

The following table reconciles revenues as previously reported to total revenues under Topic 606:

	Prior to January 1, 2018	New Revenue Standard Adjustments		On and after January 1, 2018
(in U.S. $000's)	Revenues as previously reported (a)	Cost of inventory sold[1] (b)	Ancillary and logistical service expenses[2] (c)	Total revenues under the new standard (a)+(b)+(c)=(d)
Quarter ended:
December 31, 2017	$178,785	$98,895	$14,070	$291,750
September 30, 2017	141,047	72,476	13,878	227,401
June 30, 2017	166,186	71,726	14,701	252,613
March 31, 2017	124,499	63,401	11,527	199,427
Full year 2017	$610,517	$306,498	$54,176	$971,191

The following table reconciles cost of services as previously reported to cost of services under Topic 606:

	Prior to January 1, 2018	New Revenue Standard Adjustments	On and after January 1, 2018
(in U.S. $000's)	Costs of services (a)	Ancillary and logistical service expenses[2] (b)	Costs of services under the new standard (a) + (b) = (c)
Quarter ended:
December 31, 2017	$25,026	$14,070	$39,096
September 30, 2017	19,583	13,878	33,461
June 30, 2017	21,591	14,701	36,292
March 31, 2017	12,813	11,527	24,340
Full year 2017	$79,013	$54,176	$133,189

(1)	These amounts were historically disclosed under the Consolidated Financial Statement note entitled "Revenue" and are now presented on the face of our consolidated income statements effective January 1, 2018. Second and third quarter of 2017 amounts were restated in the fourth quarter of 2017 to conform with current presentation of certain government contracts.

(2)	Effective January 1, 2018, ancillary and logistical service expenses are now reported within costs of services under the Consolidated Financial Statement note entitled "Operating Expenses".

For further details on Topic 606, refer to the Annual Report on Form 10-K for the year ended December 31, 2017 and the Quarterly Report on Form 10-Q for the period ended March 31, 2018 and June 30, 2018.

Ritchie Bros.	50

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

The following table presents our agency proceeds (non-GAAP measure) and agency proceeds adjusted operating income rate (non-GAAP measure) results for the three and nine months ended September 30, 2018 and 2017, as well as reconciles those metrics to total revenues and operating income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $000's)	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
	2018	2017	2018 over 2017		2018	2017	2018 over 2017
Operating income	$31,194	$16,931	84%		$128,862	$67,416	91%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	-	-		-	4,752	(100)%
Acquisition and finance structure advisory	-	-	-		-	9,063	(100)%
Severance and retention	1,501	-	100%		1,501	1,447	4%
Impairment loss	-	-	-		-	8,911	(100)%
Adjusted operating income (non-GAAP measure)	32,695	16,931	93%		130,363	91,589	42%

Total revenues	245,346	227,401	8%		814,054	679,441	20%
Less: cost of inventory sold	(74,341)	(72,476)	3%		(231,834)	(207,603)	12%
Less: ancillary and logistical service expenses	(11,682)	(13,878)	(16)%		(46,242)	(40,106)	15%
Agency proceeds (non-GAAP measure)	$159,323	$141,047	13%		$535,978	$431,732	24%

Operating income margin	12.7%	7.4%	530	bps	15.8%	9.9%	590	bps
Agency proceeds adjusted operating income rate (non-GAAP measure)	20.5%	12.0%	850	bps	24.3%	21.2%	310	bps

(1)	Please refer to page 58 for a summary of adjusting items during the trailing 12-months ended September 30, 2018 and September 30, 2017.

Ritchie Bros.	51

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and diluted adjusted EPS attributable to stockholders (non-GAAP measure) results for the three and nine months ended September 30, 2018, and 2017, as well as reconciles those metrics to net income attributable to stockholders and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements:

(in U.S. $000's, except share and	Three months ended September 30,			Nine months ended September 30,
per share data)			% Change			% Change
	2018	2017	2018 over 2017	2018	2017	2018 over 2017
Net income attributable to stockholders	$23,138	$10,261	125%	$85,993	$38,273	125%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	-	-	-	4,752	(100)%
Acquisition and finance structure advisory	-	-	-	-	9,063	(100)%
Severance and retention	1,501	-	100%	1,501	1,447	4%
Gain on sale of equity accounted for investment	(4,935)	-	100%	(4,935)	-	100%
Impairment loss	-	-	-	-	8,911	(100)%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	-	-	-	(2,447)	(100)%
Severance and retention	(376)	-	100%	(376)	(564)	(33)%
Deferred income tax effect of adjusting items:
Impairment loss	-	-	-	-	(2,361)	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	-	-	-	-	2,290	(100)%
Adjusted net income attributable to stockholders (non-GAAP measure)	$19,328	$10,261	88%	$82,183	$59,364	38%
Effect of dilutive securities	$-	$-	-	$-	$(50)	(100)%
Weighted average number of dilutive shares outstanding	109,887,194	108,178,303	2%	109,133,378	108,069,624	1%

Diluted earnings per share attributable to stockholders	$0.21	$0.09	133%	0.79	0.35	126%
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$0.18	$0.09	100%	0.75	0.55	36%

(1)	Please refer to page 58 for a summary of adjusting items during the trailing 12-months ended September 30, 2018 and September 30, 2017.

Ritchie Bros.	52

The following table presents our adjusted EBITDA (non-GAAP measure) and agency proceeds adjusted EBITDA rate (non-GAAP measure) results for the three and nine months ended September 30, 2018 and 2017, as well as reconciles those metrics to net income and net income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $000's)	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
	2018	2017	2018 over 2017		2018	2017	2018 over 2017
Net income	$23,112	$10,323	124%		$86,046	$38,469	124%
Add: depreciation and amortization expenses	16,723	14,837	13%		49,451	37,047	33%
Add: interest expense	10,473	10,558	(1)%		32,720	27,311	20%
Less: interest income	(780)	(517)	51%		(2,009)	(2,459)	(18)%
Add: income tax expense	4,791	(3,358)	243%		19,091	7,982	139%

Pre-tax adjusting items:
Accelerated vesting of assumed options	-	-	-		-	4,752	(100)%
Acquisition and finance structure advisory	-	-	-		-	9,063	(100)%
Severance and retention	1,501	-	100%		1,501	1,447	4%
Gain on sale of equity accounted for investment	(4,935)	-	100%		(4,935)	-	100%
Impairment loss	-	-	-		-	8,911	(100)%
Adjusted EBITDA (non-GAAP measure)	50,885	31,843	60%		181,865	132,523	37%

Total revenues	245,346	227,401	8%		814,054	679,441	20%
Less: cost of inventory sold	(74,341)	(72,476)	3%		(231,834)	(207,603)	12%
Less: ancillary and logistical service expenses	(11,682)	(13,878)	(16)%		(46,242)	(40,106)	15%
Agency proceeds (non-GAAP measure)	$159,323	$141,047	13%		$535,978	$431,732	24%

Net income margin	9.4%	4.5%	490	bps	10.6%	5.7%	490	bps
Agency proceeds adjusted EBITDA rate (non-GAAP measure)	31.9%	22.6%	930	bps	33.9%	30.7%	320	bps

(1)	Please refer to page 58 for a summary of adjusting items during the trailing 12-months ended September 30, 2018 and September 30, 2017.

Ritchie Bros.	53

The following table presents our adjusted EBITDA (non-GAAP measure) and adjusted net debt/adjusted EBITDA (non-GAAP measure) results as at and for the 12 months ended September 30, 2018 and 2017, as well as reconciles those metrics to debt, cash and cash equivalents, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

(in U.S. $ millions)	As at and for the 12 months ended September 30,
					% Change
	2018		2017		2018 over 2017
Short-term debt	$10.5		$8.6		22%
Long-term debt	751.8		817.9		(8)%
Debt	762.3		826.5		(8)%
Less: cash and cash equivalents	(228.8)		(224.5)		2%
Adjusted net debt (non-GAAP measure)	533.5		602.0		(11)%

Net income	$122.9		$66.4		85%
Add: depreciation and amortization expenses	65.1		47.3		38%
Add: interest expense	43.7		29.5		48%
Less: interest income	(2.7)		(3.0)		(10)%
Add: income tax expense	13.2		15.0		(12)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-		4.8		(100)%
Acquisition and finance structure advisory	-		9.1		(100)%
Severance and retention	3.7		1.4		164%
Gain on sale of equity accounted for investment	(4.9)		-		100%
Impairment loss	-		8.9		(100)%
Debt extinguishment costs	-		6.8		(100)%
Adjusted EBITDA (non-GAAP measure)	$241.0		$186.2		29%

Debt/net income	6.2	x	12.4	x	(50)%
Adjusted net debt/adjusted EBITDA (non-GAAP measure)	2.2	x	3.2	x	(31)%

(1)	Please refer to page 58 for a summary of adjusting items during the trailing 12-months ended September 30, 2018 and September 30, 2017.

Ritchie Bros.	54

The following table presents our A&M agency proceeds (non-GAAP measure) and A&M agency proceeds rate (non-GAAP measure) results for the three and nine months ended September 30, 2018, and 2017, as well as reconciles those metrics to A&M total revenues and A&M revenue rate, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $000's)	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
	2018	2017	2018 over 2017		2018	2017	2018 over 2017
A&M total revenues	$218,576	$202,718	8%		$725,394	$608,169	19%
Less: cost of inventory sold	(74,341)	(72,476)	3%		(231,834)	(207,603)	12%
A&M agency proceeds (non-GAAP measure)	144,235	130,242	11%		493,560	400,566	23%
GTV	$1,039,427	$1,019,322	2%		$3,626,551	$3,173,050	14%
A&M revenue rate	21.0%	19.9%	110	bps	20.0%	19.2%	80	bps
A&M agency proceeds rate (non-GAAP measure)	13.9%	12.8%	110	bps	13.6%	12.6%	100	bps

The following table presents our OFCF (non-GAAP measure) results on a trailing 12-month basis ended September 30, 2018 and 2017, as well as reconciles that metric to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in, or calculated from, our consolidated statements of cash flows:

(in U.S. $ millions)	12 months ended September 30,
			% Change
	2018	2017	2018 over 2017
Cash provided by operating activities	$146.2	$114.7	27%
Property, plant and equipment additions	16.1	14.4	12%
Intangible asset additions	27.5	26.0	6%
Proceeds on disposition of property plant and equipment	(4.0)	(6.9)	(42)%
Net capital spending	$39.6	$33.5	18%
OFCF (non-GAAP measure)	$106.6	$81.2	31%

Our adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments effective January 1, 2018. resulted in the $1.3 million Mascus contingent consideration paid in the second quarter of 2017 to be reclassified retrospectively from operating to financing cash flows, which is reflected in the $114.7 million.

Ritchie Bros.	55

The following table presents our adjusted net income attributable to stockholders (non-GAAP measure) and adjusted dividend payout ratio (non-GAAP measure) on a trailing 12-month basis ended September 30, 2018 and September 30, 2017, and reconciles those metrics to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	12 months ended September 30,
			% Change
	2018	2017	2018 over 2017
Dividends paid to stockholders	$74.3	$72.7	2%
Net income attributable to stockholders	$122.7	$66.1	86%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4.8	(100)%
Acquisition and finance structure advisory	-	9.1	(100)%
Severance and retention	3.7	1.4	164%
Impairment loss	-	8.9	(100)%
Debt extinguishment costs	-	6.8	(100)%
Gain on sale of equity accounted for investment	(4.9)	-	100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2.4)	(100)%
Severance and retention	(0.6)	(0.6)	-
Debt extinguishment costs	-	(1.8)	(100)%
Deferred income tax effect of adjusting items:
Severance and retention	(0.4)	-	100%
Impairment loss	-	(2.4)	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	-	2.3	(100)%
Deferred tax adjusting item:
Remeasurement of deferred taxes	(10.1)	-	100%
Adjusted net income attributable to stockholders (non-GAAP measure)	$110.4	$92.2	20%

Dividend payout ratio	60.6%	110.0%	-4940	bps
Adjusted dividend payout ratio (non-GAAP measure)	67.3%	78.9%	-1160	bps

(1)	Please refer to page 58 for a summary of adjusting items during the trailing 12-months ended September 30, 2018 and September 30, 2017.

Ritchie Bros.	56

The table on the following page presents our adjusted net income attributable to stockholders (non-GAAP measure) and ROIC (non-GAAP measure) results as at and for the 12-month period ended September 30, 2018 and 2017, and reconciles those metrics to net income attributable to stockholders, long-term debt, stockholders’ equity, and return on average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	As at and for the 12 months ended September 30,
			% Change
	2018	2017	2018 over 2017
Net income attributable to stockholders	$122.7	$66.1	86%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4.8	(100)%
Acquisition and finance structure advisory	-	9.1	(100)%
Severance and retention	3.7	1.4	164%
Impairment loss	-	8.9	(100)%
Debt extinguishment costs	-	6.8	(100)%
Gain on sale of equity accounted for investment	(4.9)	-	100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2.4)	(100)%
Severance and retention	(0.6)	(0.6)	-
Debt extinguishment costs	-	(1.8)	(100)%
Deferred income tax effect of adjusting items:
Severance and retention	(0.4)	-	100%
Impairment loss	-	(2.4)	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	-	2.3	(100)%
Deferred tax adjusting item:
Remeasurement of deferred taxes	(10.1)	-	100%
Adjusted net income attributable to stockholders (non-GAAP measure)	$110.4	$92.2	20%

Opening long-term debt	$817.9	$101.6	705%
Ending long-term debt	751.8	817.9	(8)%
Average long-term debt	$784.9	$459.8	71%

Opening stockholders' equity	$714.7	$689.6	4%
Ending stockholders' equity	815.5	714.7	14%
Average stockholders' equity	765.1	702.2	9%
		-
Average invested capital	$1,550.0	$1,162.0	33%

Return on average invested capital (1)	7.9%	5.7%	220	bps
ROIC (non-GAAP measure)(2)	7.1%	7.9%	-80	bps

(1)	Calculated as net income attributable to stockholders divided by average invested capital.
(2)	Calculated as adjusted net income attributable to stockholders (non-GAAP measure) divided by adjusted average invested capital (non-GAAP measure).
(3)	Please refer to page 58 for a summary of adjusting items during the trailing 12-months ended September 30, 2018 and September 30, 2017.

Ritchie Bros.	57

The adjusting items during the trailing 12-months ended September 30, 2018 were:

Recognized in the third quarter of 2018

•	$1.5 million ($1.1 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition; and

•	$4.9 million ($4.9 million after tax, or $0.04 per diluted share) due to gain on sale of an equity accounted for investment.

Recognized in the second quarter of 2018

There were no adjustment items recognized in the second quarter of 2018.

Recognized in the first quarter of 2018

There were no adjustment items recognized in the first quarter of 2018.

Recognized in the fourth quarter of 2017

•	$2.2 million ($1.6 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition; and

•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the Tax Cuts and Jobs Act.

The adjusting items during the trailing 12-months ended September 30, 2017 were:

Recognized in the third quarter of 2017

There were no adjustment items recognized in the third quarter of 2017.

Recognized in the second quarter of 2017

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition;

•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs;

•	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition; and

•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets.

Recognized in the first quarter of 2017

•	$2.3 million ($2.3 million after tax, or $0.02 per diluted share) charge related to the change in uncertain tax provisions.

Recognized in the fourth quarter of 2016

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt.

Ritchie Bros.	58

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended September 30, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at September 30, 2018. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	59

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

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

There were no material changes in risk factors during the three months ended September 30, 2018.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to that certain Grant Agreement dated August 11, 2014, and as amended on May 1, 2017 and September 11, 2018, between the Company and Mr. Saligram (as more particularly described in the Company’s 2018 Proxy Statement filed on the EDGAR and SEDAR websites and posted on the Company’s website and the Company’s Current Report on Form 8-K filed on September 13, 2018), the Company granted to Mr. Saligram approximately 102,375 sign-on grant PSUs (“SOG PSUs”), which became eligible for vesting at a rate of 25% per year starting on the second anniversary of the grant date, with the actual number of units to vest to be determined based on achievement of pre-established performance criteria as set out therein. The third tranche of the SOG PSUs vested during the third quarter of 2018, pursuant to which Mr. Saligram was determined to be entitled to a payment, based on the Company’s absolute total shareholder return performance over the applicable period, net of applicable taxes, of $580,506. On September 19, 2018, the Company satisfied this payment obligation by issuing to Mr. Saligram 17,124 common shares in respect of the vested SOG PSUs.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	MINE SAFETY DISCLOSURES

None

ITEM 5:	OTHER INFORMATION

None

Ritchie Bros.	60

ITEM 6:	EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
10.1	Amendment No. 1 to Senior Executive Performance Share Unit Plan, dated August 8, 2018.
10.2	Amendment No. 1 to Employee Performance Share Unit Plan, dated August 8, 2018.
10.3	Amendment No. 2 to Grant Agreement dated September 11, 2018 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: November 8, 2018	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Dated: November 8, 2018	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	61