Form 10-K
period 2018-12-31
RITCHIE BROS AUCTIONEERS INC
filed 2019-02-28
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, ”smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

At June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) was approximately $3,686,199,341. The number of common shares of the registrant outstanding as of February 27, 2019, was 108,727,400.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the registrant's fiscal year ended December 31, 2018, in connection with the registrant’s 2019 Annual and Special Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-K

For the year ended December 31, 2018

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part I, Item 1A: Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2018 are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein and other relevant factors.

Ritchie Bros.	2

PART I

ITEM 1:	BUSINESS

Company Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) was founded in 1958 in Kelowna, British Columbia, Canada and is a world leader in asset management and disposition of used industrial equipment and other durable assets, selling $4.96 billion of used equipment and other assets during 2018. Our expertise, unprecedented global reach, market insight, and trusted portfolio of brands provide us with a unique position in the used equipment market. We sell used equipment for our customers through live, unreserved auctions at 40 auction sites worldwide, which are also simulcast online to reach a global bidding audience and through our online marketplaces.

Through our unreserved auctions, online marketplaces, and private brokerage services, we sell a broad range of used and unused equipment, including earthmoving equipment, truck trailers, government surplus, oil and gas equipment and other industrial assets. Construction and heavy machinery comprise the majority of the equipment sold. Customers selling equipment through our sales channels include end users (such as construction companies), equipment dealers, original equipment manufacturers (“OEMs”) and other equipment owners (such as rental companies). Our customers participate in a variety of sectors, including heavy construction, transportation, agriculture, energy, and mining.

We operate globally with locations in more than 13 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 2,200 full time employees worldwide.

Recent Developments

On May 31, 2017, we completed the acquisition of IronPlanet® (the “Acquisition”), a leading online marketplace for heavy equipment and other durable assets. We acquired IronPlanet for approximately $776.5 million and was financed through a combination of senior notes offering and a secured term loan facility.

The acquisition of IronPlanet accelerates Ritchie Bros.' strategy of becoming a one-stop, multichannel company where customers can buy, sell or list equipment, when, how and where they choose – both onsite and online. As part of the acquisition, Ritchie Bros. also gains expanded growth capabilities in the oil and gas and government sectors.

The company combined the Ritchie Bros. and IronPlanet sales forces in the U.S., Canada and Europe, in line with its strategy to provide customers a one-stop, multichannel experience. As a part of this acquisition, Ritchie Bros. also entered into an initial five-year strategic alliance with Caterpillar which is expected to strengthen its relationship with Caterpillar's independent dealers around the world by providing them enhanced and continued access to a global auction marketplace to sell their used equipment.

Company Objectives & Strategies

Key objectives and strategies

We operate in a large and fragmented used equipment marketplace and believe that significant growth opportunities can be captured by building on Ritchie Bros.' established sales and operation infrastructure combined with IronPlanet's online formats. Our wide range of sales channels and sales formats offer our customers unprecedented choice from our well-known live and online simulcast options to featured online auctions and marketplaces to private contract negotiations. We are building on our position as trusted advisors and are evolving from transactional selling to solution selling.

At the beginning of 2015, we formalized a new strategy that centered around becoming a more diversified, multi-channel company that offered a full range of asset management and disposition solutions, all on a greater scale, that would provide even more choice to customers. Our strategy focuses on two overarching strategic objectives: (i) grow share of the auction segment and (ii) penetrate the upstream market. The executable pillars of the strategy are Grow, Drive and Optimize.

a.	GROW Revenues and Earnings. We are committed to pursuing growth initiatives that will further enhance our sector reach, drive geographic depth, meet a broader set of customer needs, and add scale to our operations. We will leverage multi-channel solutions to drive market share growth. With the acquisition of IronPlanet, Ritchie Bros. now possesses leading mainstream auction solutions and services to be able to serve customers end-to-end in a channel-agnostic manner. We are focused on penetrating the upstream market and are focused on providing alternative solutions such as Marketplace E to customers who currently use brokers or sell privately, and develop partnerships and deeper penetration with retail customers through Ritchie Bros. Asset Solutions (“RBAS”).

Ritchie Bros.	3

•	Exceptional Customer Service is a key enabler for growth. We will look to leverage our full suite of solutions, competitive technology enablers, CRM, operational excellence and our renowned experienced sales force to provide customers with unparalleled service. We are positioning our Company to offer a truly compelling and superior experience for our customers as we provide them with more choice, more sales channels, and a larger digital offering which will enable equipment sellers to transact and list when they want, where they want and how they want.

b.	DRIVE Efficiencies and Effectiveness. We plan to take advantage of opportunities to improve overall effectiveness of our organization.

c.	OPTIMIZE our Balance Sheet. Our business model provides us with the ability to generate strong cash flows. Cash flow represents our ability to convert revenue to cash, and provides a meaningful indication of the strength of our business. We will focus not only on profit growth but also further enhancing cash flow, reviewing contract structures and auction site returns to improve the cash flow and asset returns.

Service Offerings

We offer our equipment buyer and seller customers multiple distinct, complementary, multi-channel brand solutions that address their needs. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used equipment available to them. The tables below illustrate the various channels and brand solutions available under our Auctions and Marketplaces (“A&M”) segment, as well as our other services segment.

Auctions and Marketplaces segment

Channels	Brand Solutions	Description of Offering
Live On Site Auctions		■ Live unreserved on site with live simulcast online auctions
■ Event-based sales of used construction and heavy equipment held in the Caterpillar dealer geographies
■ Event-based sales of collector vehicles
■ Event-based sales of used energy equipment
Online Auctions and Marketplaces		■ Online marketplace for selling and buying used equipment
■ Online marketplace offering multiple price and timing options
■ Online marketplace for the sale of government and military assets
■ Online truck and trailer marketplace
Brokerage Service		■ Confidential, negotiated sale of large equipment

Gross Transaction Value (“GTV”)

We record Gross GTV for our A&M business, which represents total proceeds from all items sold at our auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	4

Contract options

We offer consignors several contract options to meet their individual needs and sale objectives. Through our A&M business, options include:

•	Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;

•	Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and

•	Inventory contracts, where we purchase equipment temporarily for resale.

We collectively refer to guarantee and inventory contracts as underwritten or “at-risk” contracts. In 2018, our underwritten business accounted for approximately 17% of our GTV, compared to 16% in 2017 and 25% in 2016.

Value-added services

As part of our A&M business, we provide a wide array of value-added services to make the process of buying and selling equipment convenient for our customers. In addition to the other services listed in the table below, we also provide the following value-added services to our customers:

•	conducting title searches, where registries are commercially available, to ensure equipment is sold free and clear of all liens and encumbrances (if we are not able to deliver clear title, we provide a full refund up to the purchase price to the buyer);

•	making equipment available for inspection, testing, and comparison by prospective buyers;

•	displaying high-quality, zoomable photographs of equipment on our website;

•	providing free detailed equipment information on our website for most equipment;

•	providing access to insurance and powertrain warranty products;

•	providing access to transportation companies and customs brokerages; and

•	handling all pre-auction marketing, as well as collection and disbursement of proceeds.

Our IronClad Assurance equipment condition certification provides online marketplace buyers with information on the condition of the equipment that includes, but is not limited to, providing buyers with pictures and comprehensive inspection information of key systems and components.

Other services

Channels	Brand Solutions	Description of Offering
Financial Service		■ Loan origination service that uses a brokerage model to match loan applicants with appropriate financial lending institutions
Appraisal Service		■ Unbiased, certified appraisal services, as well as truck and lease return inspection services
Online Listing Service		■ Online equipment listing service and B2B dealer portal
Ancillary Services		■ Repair, paint, and other make-ready services
Logistical Service		■ End-to-end transportation and customs clearance solution for sellers and buyers with shipping needs
Software Service		■ Cloud-based platform to manage end-to-end disposition

Intellectual Property

We believe our intellectual property has significant value and is an important factor in marketing our organization, services, and website, as well as differentiating us from our competitors. We own or hold the rights to use valuable intellectual property such as trademarks, service marks, domain names and tradenames. We protect our intellectual property in Canada, the U.S., and internationally through federal, provincial, state, and common law rights, including registration of certain trade mark and service marks for many of our brands, including our core brands. We also have secured patents for inventions and have registered our domain names.

Ritchie Bros.	5

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

Competition

Competition Overview

The global used equipment market is highly fragmented with total annual global used equipment volumes estimated at more than $300 billion. We estimate the used equipment auction segment is $25 billion. Ritchie Bros. is the largest live auction company and claims approximately 20% market share of the live auction space with its $4.96 billion in GTV volume in 2018. In addition to the auction segment, two other major segments include private sales and brokers as well as the retail segment which includes OEM’s, OEM dealers, rental companies and large strategic accounts. We compete based on breadth, brand reputation, security, technology, and global reach of our services, as well as in the variety of contracts and methods and channels of selling equipment. We also compete with private sales – often securing new business from equipment owners who had previously tried selling their equipment privately. Given the fragmentation in the auction market as well as upstream opportunities in private sales and retail, there is significant opportunity for growth.

Competitive advantages

Our key strengths provide distinct competitive advantages, and have enabled us to achieve significant and profitable growth over the long term.

Global platform

We pride ourselves on our unparalleled ability to connect buyers and sellers through our global network of 40 operational auction sites in more than 13 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands and via multiple online sales channels. Our online bidding technology and Ritchie Bros. website are available in 10 and 22 languages, respectively. Our global presence ensures we generate global market pricing for our equipment sellers, as we reach international buyers and equipment demand, helping to deliver strong price realization through our sales channels. This global reach provides us and our selling customers with the ability to transcend local market conditions.

Customer Relationships

Relationships are the core of Ritchie Bros. – delighting customers and treating them like friends while meeting their business needs. By offering an unprecedented choice of solutions that best suit our customers’ needs, making their lives easier in the process, we develop relationships that last across generations. We take a long-term approach with our customers and as such we position our sales force to act as Trusted Advisors to our customers.

Breadth of solutions

Post the acquisition of IronPlanet, we now possess the ability to meet all the buyers and seller’s unique needs in a one-stop-shop manner. The event-driven live on site auction, which has been Ritchie’s core business for nearly 60 years, is now just one—albeit powerful solution—to meet our customers’ varied needs. By delivering choice, the Company can work with customers as a trusted advisor to provide them each with a tailored suite of equipment disposition solutions and asset management capabilities to best meet their needs.

While Ritchie Bros. has a full suite of solutions, most of its volumes are generated through three core solutions.

1.	The unreserved on site auction which provides Ritchie customers with care, custody, and control at its live auction sites.
2.	IronPlanet weekly online auctions for sellers looking to manage the disposition of their assets on a more frequent basis and being able to sell from their yard or location without having to move equipment. Auctions are held every Thursday in North America; monthly in our international regions.
3.	The reserved online marketplace that affords sellers with control over price and timing, and with solutions such as Make Offer, Buy Now, and Reserve Price selling formats for buyers. The Company recently launched a combined reserved online marketplace, known as Marketplace-E, bringing together Ritchie Bros.’ Equipment One with IronPlanet’s Daily Marketplace.

Ritchie Bros.	6

Data & Analytics

The Company’s deep auction history and strategic investments in technology has enabled us to develop a rich database of information which we intend to leverage to provide our customers with value-added insights, equipment pricing trends, and differentiated service offerings.

We are also deriving enterprise value from data by using it to improve operational efficiencies and augment our transactional products services. We have invested in analytics talent, data infrastructure and integration, and machine learning to provide near real-time strategic and operational insights and services to enable us to deliver on our multi-channel business objectives.

We have also invested in predictive machine learning to deliver highly scalable asset valuation predictions to enable enhanced and scalable asset valuation capabilities. Ritchie Bros. possesses one of the most complete collections of transparent transaction data in the industries we serve. As a paid service, we have recently launched a Data and Insights Module within Ritchie Bros. Asset Solutions. This allow customers to gain self-service insights into market trends, asset pricing and their sales activity on Ritchie Bros. platforms.

Our People

Our continued success is largely dependent on the strength and capabilities of our employees, and we believe that the development of a safe, engaged and inclusive workforce is critical to the achievement of our strategic goals. Along with a strong reputation among customers and the general public, Ritchie Bros. is acknowledged as a great place to work and was recently awarded one of British Columbia’s Top Employers in 2018.

Ethics

Ritchie Bros. recognizes that our employees are our greatest assets. Employee development is not just important to the Company but also for the professional and personal growth of our employees.  We foster our employees’ development through a wide range of development programs, instructional services and learning products. Ritchie Bros. is creating a learning culture where managers are responsible for providing an environment that supports the growth and development needs of their employees, and where employees are motivated to establish development plans and look for opportunities to apply their learning on the job.

The Company's employees and officers conduct the Company's business on a day-to-day basis in a manner that promotes and protects our reputation and the trust that our customers and investors have in the Ritchie Bros. brand. To further promote and instil strong operating practices and foster appropriate behaviours and decision making, the Company promotes and mandates the following:

Code of Conduct and Ethics	A framework for how we interact. Clearly states that irregular business conduct will not be tolerated. Applies to employees and Directors. Requires annual certification.
Whistle-blower Hotline	Provides a confidential and anonymous communication channel for anyone, both external and internal to submit concerns without fear of repercussions.
Anti-Corruption & Bribery Training	A training framework designed to provide principles of conduct to deter bribery and corruption activities

Health & Safety

Our Company’s 2,200+ employees have an unreserved commitment to safety and is committed to send everyone home, every day, the way they came to work.  We support this commitment through the use of a Safety Steering Team made up of a cross section of functions within the organization, the use of Continuous Improvement Teams made up of Operations, Sales and Administration personnel, an active Risk Identification process at the field level and open communications around safety both on and off the job.

The Safety Steering Team identifies continuous improvement activities using a quarterly review of all incidents across the organization to identify common issues that require attention. In the past three years, we have improved not only our TRIR (Total Recordable Incident Rate) and severity rating but we have seen an overall reduction in total incidents throughout the organization supporting our unreserved commitment to safety and to send everyone home, every day, the way they came to work.

Diversity & Inclusion

The Company also supports an inclusive workplace culture and is committed to the education, recruitment, development and advancement of diverse team members worldwide. Women’s LINK, a global initiative to support women within our company was launched in late 2018 and is focused on strengthening our core value of being a diverse and inclusive global organization as we look to drive innovation through diversity of thought, gender, nationality and ethnicity. LINK is an Employee Resource Group (ERG) to serve as a resource for the women at Ritchie Bros. and the organization itself. Although the ERG’s primary goal is to support RB women, the broader mandate is to make the resources and services available to all employees.

Ritchie Bros. is a signatory to the Minerva Pledge on gender diversity.

Ritchie Bros.	7

The Role of Technology

The role of technology in our business continues to evolve and become more meaningful as more buyers adopt mobile and online channels to transact their business with us. We have been on a pathway to leverage digital and technology capabilities to improve the consumer auction and leverage technology as a competitive differentiator.

The acquisition of IronPlanet was an inflection point in our business and was a step change in this direction as it positioned us as a technology-enabled asset disposition company. The combination of IronPlanet’s technology and our existing assets results in tools and capabilities that provide our customers, both buyers and sellers, with more efficient and richer experiences and value-added differentiators creating deeper brand loyalty.

We remain focused on technology enablement to transform the way we compete, the way we work and leveraging technology for future growth. Our technology capabilities are delivering choice for our customers in the form of multiple channels for buyers and sellers, meeting customer’s asset management needs through information-rich software solutions and leveraging our rich data repository to drive strong sales and improved pricing decisions. We are also providing our customers with leading tools and capabilities to deliver on a unique leading customer experience.

As the role of technology and data in our business expands, so too does the importance of cybersecurity. The Company takes protecting our customers, employees, brand, systems and data very seriously. The Company actively monitors and manages security risks and looks to mitigate them through enterprise-wide programs, employee training and vulnerability assessments. We have made – and continue to make – investments in dedicated information security resources, leadership and technology. We continue to strengthen and enhance our program and controls around people, process and technology and apply risk-based strategies to enhance detection, protection and response efforts.

Our commitment to data security and privacy is demonstrated in the Company’s overall approach to governance. We are incorporating security and privacy by design and increasing awareness around the company with support from management and our board, include the following:

•	We have formed a Data Privacy Committee. The oversight of the committee is to develop and approve our general strategy and policies on data privacy and data protection, assess the data privacy risks associated with the Company’s business activities, and provide direction to, and support the initiatives of, our Data Protection Office.
•	Our information security and policy committee meets on a monthly basis and advises Information Security on issues of security and risk reduction. This committee is responsible for reviewing and setting security policies, assessing risk and impacts of security incidents, and providing guidance and direction for security programs and strategy. The committee will be advised regarding information security assessment activities and will provide advice regarding education and communication that may be needed to support the information security policies and other compliance policy.
•	All eligible employees complete mandatory privacy and information-security training courses, which are refreshed annually. Through continual awareness-building, such as our Cybersecurity Awareness Month every October, we work to promote a culture that understands the critical importance of data security and privacy, areas of vulnerability and how to remain vigilant when handling data.

Ritchie Bros.	8

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

Revenue Mix Fluctuations

Our revenue is comprised of service revenues and revenue from inventory sold. Service revenues from A&M segment activities include commissions earned at our live auctions, online marketplaces, and private brokerage services, and various auction-related fees, including listing and buyer transaction fees. We also recognize revenues from our Other Services activities as service revenues. Revenue from inventory sales is recognized as part of our A&M activities, and relates to revenues earned through our inventory contracts.

Revenue from inventory sales can fluctuate significantly, as it changes based on whether our customers sell using a straight commission contract or an inventory contract at time of selling. Straight commission contracts will result in the commission being recognized as service revenues, while inventory contracts will result in the gross transaction value of the equipment sold being recorded as revenue from inventory sales with the related cost recognized in cost of inventory sold. As a result, a change in the revenue mix between service revenues and revenue from inventory sales can have a significant impact on revenue growth percentages.

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

We believe that, among other things, laws, rules, and regulations related to the following list of items affect our business:

•	Imports and exports of equipment. Particularly, there are restrictions in the U.S. and Europe that may affect the ability of equipment owners to transport certain equipment between specified jurisdictions. Also, engine emission standards in some jurisdictions limit the operation of certain trucks and equipment in those regions.
•	Development or expansion of auction sites. Such activities depend upon the receipt of required licenses, permits, and other governmental authorizations. We are also subject to various local zoning requirements pertaining to the location of our auction sites, which vary among jurisdictions.
•	The use, storage, discharge, and disposal of environmentally sensitive materials. Under such laws, an owner or lessee of, or other person involved in, real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the owner or lessee or other person knew of, or was responsible for, the presence of such hazardous or toxic substances.
•	Worker health and safety, privacy of customer information, and the use, storage, discharge, and disposal of environmentally sensitive materials.

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

Also available for investors on our website in the Corporate Governance section for investors are the Code of Business Conduct and Ethics for our directors, officers and employees (“Code of Conduct”), Board Mandate, Audit Committee Charter, Nominating and Corporate Governance Charter, Compensation Committee Charter, Corporate Governance Guidelines, Diversity Policy, Shareholder Engagement Policy, Articles and Bylaws, Majority Voting Policy and Board Chair Role and Description.

Additional information related to Ritchie Bros. is also available on SEDAR at www.sedar.com.

Ritchie Bros.	9

ITEM 1A:	RISK FACTORS

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

We may not realize the anticipated benefits of, and synergies from, the Acquisition.

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

Although we have moved beyond the most complex stage of our integration, we may not realize the full benefits that we anticipate. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the benefits from the Acquisition may be offset by costs incurred in integrating Ritchie Bros. and IronPlanet, increases in other expenses, operating losses or problems in the business unrelated to the Acquisition. As a result, there can be no assurance that such synergies or other benefits will be achieved.

We have incurred substantial indebtedness in connection with the Acquisition, and the degree to which we are leveraged may materially and adversely affect our business, financial condition and results of operations.

We have incurred substantial indebtedness in connection with the Acquisition. As at December 31, 2018, we have $731.2 million of total debt outstanding, consisting of $243.6 million under a five-year credit agreement (the “Credit Agreement”) with a syndicate of lenders entered into on October 27, 2016, and $500.0 million aggregate principal amount of 5.375% senior unsecured notes issued December 21, 2016 (the “Notes”), partially reduced by $13.3 million of unamortized debt issue costs, as well as $0.9 million under our foreign credit facilities. There is $458.7 million of availability under the Credit Agreement.

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

Ritchie Bros.	10

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

Competition could result in reductions in our future revenues and profitability.

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

Some of our competitors have significantly greater financial and marketing resources and name recognition than we do. New competitors with greater financial and other resources and/or different business models/strategies may enter the equipment auction market in the future. Additionally, existing or future competitors may succeed in entering and establishing successful operations in new geographic markets prior to our entry into those markets. They may also compete against us through internet-based services and other combined service offerings.

If commission rates decline, or if our strategy to compete against our many competitors is not effective, our revenues, market share, financial condition and results of operations may be adversely impacted. We may be susceptible to loss of business if competing selling models become more appealing to customers. If our selling model becomes undesirable or we are not successful in adding services complementary to our existing selling model and business, we may not be successful increasing market penetration over the long-term, which could prevent us from achieving our long-term earnings growth targets.

Ritchie Bros.	11

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

Our revenues could decrease if there was significant erosion in the supply of, demand for, or market values of used equipment, which could adversely affect our financial condition and results of operations. We have no control over any of the factors that affect the supply of, and demand for, used equipment, and the circumstances that cause market values for equipment to fluctuate — including, among other things, economic uncertainty, global geopolitical climate, disruptions to credit and financial markets, lower commodity prices, and our customers’ restricted access to capital — are beyond our control. Recent economic conditions have caused fluctuations in the supply, mix and market values of used equipment available for sale, which has a direct impact on our revenues.

In addition, price competition and the availability of equipment directly affect the supply of, demand for, and market value of used equipment. Climate change initiatives, including significant changes to engine emission standards applicable to equipment, may also adversely affect the supply of, demand for our market values of equipment.

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

Our most common type of auction contract is a straight commission contract, under which we earn a pre-negotiated, fixed commission rate on the gross sales price of the consigned equipment at auction. Straight commission contracts are used by us when we act as agent for consignors. In recent years, a majority of our annual business has been conducted on a straight commission basis. In certain other situations, we will enter into underwritten transactions and either offer to:

•	guarantee a minimum level of sale proceeds to the consignor, regardless of the ultimate selling price of the consignment; or

•	purchase the equipment outright from the seller for sale through one of our sales channels.

We determine the level of guaranteed proceeds or inventory purchase price based on appraisals performed on equipment by our internal personnel. Inaccurate appraisals could result in guarantees or inventory values that exceed the realizable auction proceeds. In addition, a change in market values could also result in guarantee or inventory values exceeding the realizable auction proceeds. If auction proceeds are less than the guaranteed amount, our commission will be reduced, and we could potentially incur a loss, and, if auction proceeds are less than the purchase price we paid for equipment that we take into inventory temporarily, we will incur a loss. Because a majority of our auctions are unreserved, there is no way for us to protect against these types of losses by bidding on or acquiring any of the items at such auctions. In addition, we do not hold inventory indefinitely waiting for market conditions to improve. If our exposure to underwritten contracts increases, this risk would be compounded.

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

Further, we will need to continue to expand, consolidate, and upgrade our technology, transaction processing systems and network infrastructure both to meet increased usage of our online bidding service and other new services and solutions being offered to our customers, to implement new features and functions and as a result of the Acquisition. Our business and results of operations could be harmed if we were unable to expand and upgrade in a timely manner our systems and infrastructure to accommodate any increases in the use of our internet services, or if we were to lose access to or the functionality of our internet systems for any reason, especially if such loss of service prevented internet bidders from effectively participating in one of our auctions. Frequent, persistent or ill-timed interruptions to our internet services could cause current or potential customers to believe that our systems are unreliable, which could lead to the loss of customers and harm our reputation.

Ritchie Bros.	12

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

We may not realize the anticipated benefits of, and synergies from, a systems transformation project that the Company is currently developing and implementing.

We are in the process of developing and implementing our new multichannel administration and reporting system in order to retire or integrate legacy technologies used across our sales platforms. This initiative requires the execution of complex projects involving significant systems and operational changes, which place considerable demands on our management, our employees, our information and other systems. Our ability to successfully implement and realize the benefits from these projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully, without adversely affecting our existing systems, and on our employees’ ability to effect the required operational changes. If we fail to implement these projects effectively, including aligning them with our sales operations, we experience significant delay or cost overruns or the necessary overall operational changes are not effected properly, we may not realize the return on our investments that we anticipate, we may adversely affect the operation of other systems, and our business, financial position, operating results, and cash flows could be materially adversely affected.

Consumer behavior is rapidly changing, and if we are unable to successfully adapt to consumer preferences and develop and maintain a relevant and reliable multichannel experience for our customers, our financial performance and brand image could be adversely affected.

Our business continues to evolve into a one-stop multichannel company where customers can buy, sell, or list equipment, when, how, and where they choose- both onsite and online. As a result of this evolution, increasingly we interact with our customers across a variety of different channels, including live auction, online, through mobile technologies, including the Ritchie Bros. mobile app, and social media. Our customers are increasingly using tablets and mobile phones to make purchases online and to get detailed equipment information for assets that they own or are interested in purchasing. Our customers also engage with us online, including through social media, by providing feedback and public commentary about all aspects of our business. Consumer shopping patterns are rapidly changing and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their equipment management and disposition needs. If for any reason we are unable to implement our multichannel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the services they want, when and where they want them at a compelling value proposition, then our financial performance and brand image could be adversely affected.

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

Our ability to provide a high-quality customer experience may depend on third parties and external factors over which we may have little or no control.

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

Ritchie Bros.	13

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

We have two vendor contracts with the U.S. Government’s Defense Logistics Agency (“DLA”) as part of our GovPlanet business unit pursuant to which we acquire a significant amount of inventory. If we are unable to sell the purchased inventory our financial results would be adversely impacted. Also, if our relationship with the DLA is disrupted for any reason, our GovPlanet business unit would be adversely impacted.

We have two vendor contracts with the DLA pursuant to which we acquire, manage and resell certain assets of the DLA. One of the DLA contracts obliges the Company to purchase non-rolling stock assets in an amount and of a type over which the Company has limited ability to control. In many cases, the type of assets purchased are not what we typically sell through any of our other channels. Although the prices paid by the Company for the non-rolling stock inventory are a fraction of the original acquisition value, we may not have the ability to attract buyers for those assets and the Company may be unable to sell those assets on a timely basis or at all. This would have an adverse affect on the Company’s financial results. In addition, if our relationship with the DLA is impaired, we are not awarded new DLA vendor contracts when our current contracts expire, the DLA vendor contract is terminated or the supply of inventory under such contracts is significantly decreased, our GovPlanet business unit would experience a decrease in revenue and GTV.

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

Under credit card payment rules and our contracts with credit card processors, if there is a breach of payment card information that we collect to process transactions, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. We may also be held liable for certain fraudulent credit card transactions and other payment disputes with customers. If we were unable to accept payment cards, our results of operations would be materially and adversely affected.

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

Ritchie Bros.	14

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

There are restrictions in the U.S., Canada and Europe and other jurisdictions in which we do business that may affect the ability of equipment owners to transport certain equipment between specified jurisdictions or the saleability of older equipment. One example of these restrictions is environmental certification requirements in the U.S., which prevent non-certified equipment from entering into commerce in the U.S. In addition, engine emission standards in some jurisdictions limit the operation of certain trucks and equipment in those markets.

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

Losing the services of one or more key personnel or the failure to attract, train and retain personnel could materially affect our business.

Our future success largely depends on our ability to attract, develop and retain skilled employees in all areas of our business, as well as to design an appropriate organization structure and plan effectively for succession. Although we actively manage our human resource risks, there can be no assurance that we will be successful in our efforts. If we fail to attract, develop and retain skilled employees in all areas of our business, our financial condition and results of operations may be adversely affected, and we may not achieve our growth or performance objectives.

The growth and performance of our business depends to a significant extent on the efforts and abilities of our employees. Many of our key employees have extensive experience with our business. These employees have knowledge and an understanding of our company and industry that cannot be readily duplicated. The loss of any key personnel, or the inability to replace any lost personnel with equally trained personnel, could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our revenues. In addition, the success of our strategic initiatives to expand our business to complimentary service offerings will require new competencies in many positions, and our management and employees will have to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes, we may be unable to realize the full benefits of our strategic initiatives. We do not maintain key person insurance on the lives of any of our executive officers or other key personnel. As a result, we would have no way to cover the financial loss if we were to lose the services of such employees. This uncertainty may adversely affect our ability to attract and retain key employees.

If any of our key personnel were to join a competitor or form a competing company, existing and potential customers could choose to form business relationships with that competitor instead of us. There can be no assurance that confidentiality, non-solicitation, non-competition or similar agreements signed by our former directors, officers, or employees will be effective in preventing a loss of business.

Ritchie Bros.	15

Failure to maintain safe sites could materially affect our business and reputation.

Our employees and customers are often in close proximity with mechanized equipment, moving vehicles and chemical and other industrial substances. Our auction sites and warehouses are, therefore, potentially dangerous places and involve the risk of accidents, environmental incidents and other incidents which may expose us to investigations and litigation or could negatively affect the perception of customer and employee safety, health and security. Even in the absence of any incidents, unsafe site conditions could lead to employee turnover or harm our reputation generally, each of which would affect our financial performance. While safety is a primary focus of our business and is critical to our reputation and performance, our failure to implement safety procedures or implement ineffective safety procedures, would increase this risk and our operations and results from operations may be adversely impacted.

Income and commodity tax amounts, including tax expense, may be materially different than expected and there is a trend by global tax collection authorities towards the adoption of more aggressive laws, regulations, interpretations and audit practices.

Our global operations are subject to tax interpretations, regulations, and legislation in the numerous jurisdictions in which we operate, all of which are subject to continual change.

We accrue and pay income taxes and have significant income tax assets, liabilities, and expense that are estimates based primarily on the application of those interpretations, regulations and legislation, and the amount and timing of future taxable income as well as our use of applicable accounting principles. Accordingly, we cannot be certain that our estimates and reserves are sufficient. The timing concerning the monetization of deferred income tax amounts is uncertain, as they are dependent on our future earnings and other events. Our deferred income tax amounts are valued based upon substantively enacted income tax rates in effect at the time, which can be changed by governments in the future.

The audit and review activities of tax authorities affect the ultimate determination of the actual amounts of commodity taxes payable or receivable, income taxes payable or receivable, deferred income tax assets and liabilities, and income tax expense.

There is no assurance that taxes will be payable as anticipated or that the amount or timing of receipt or use of the tax-related assets will be as currently expected. Our experience indicates that taxation authorities are increasing the frequency and depth of audits and reviews. Future tax authority determinations, including changes to tax interpretations, regulations, legislation or jurisprudence, could have a material impact to our financial position. The fact that we operate internationally increases our exposure in this regard given the multiple forms of taxation imposed upon us.

Further and more generally, there has been increased political, media and tax authority focus on taxation in recent years; the intent of which appears to be to enhance transparency and address perceived tax avoidance. As such, in addition to tax risk from a financial perspective, our activities may expose us to reputational tax risk.

The effects of newly enacted U.S. tax legislation have not yet been fully analyzed and could be materially different from our current estimates.

On December 22, 2017, U.S. tax legislation known as the Tax Cuts and Jobs Act, or TCJA, was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. The TCJA added a minimum tax on a U.S. corporation’s taxable income after adding back certain deductible payments to non-U.S. affiliates. In addition, the TCJA disallows deductions for interest and royalty payments from U.S. companies to non-U.S. affiliates that are hybrid payments or made to hybrid entities. We continue to examine the impact the TCJA may have on our business. The overall impact of the TCJA remains uncertain. There is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. It is possible that the application of these new rules may have a material and adverse impact on our operating results, cash flows and financial condition.

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

Although we report our financial results in U.S. dollars, a significant portion of our revenues and expenses are generated outside the U.S., primarily in currencies other than the U.S. dollar. In particular, a significant portion of our revenues are earned, and expenses incurred, in the Canadian dollar and the Euro. As a result, our financial results are impacted by fluctuations in foreign currency exchange rates. We do not currently engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our results of operations.

Ritchie Bros.	16

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

We operate in many international jurisdictions. There are risks inherent in doing business internationally, including, but not limited to:

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

Ritchie Bros.	17

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the Corruption of Foreign Public Officials Act, or the CFPOA, and similar laws associated with our activities outside of the U.S. could subject us to penalties and other adverse consequences.

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

We are pursuing a long-term growth strategy that may include acquisitions and developing and enhancing an appropriate sales strategy, which requires upfront investment with no guarantee of long-term returns.

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

Part of our long-term growth strategy includes growth through acquisitions, such as the Acquisition, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. Additionally, significant costs may be incurred in connection with any acquisition and our integration of such businesses with our business, including legal, accounting, financial advisory and other costs. We may also not realize the anticipated benefits of, and synergies from, such acquisition. We cannot guarantee that any future business acquisitions will be pursued, that any acquisitions that are pursued will be consummated, or that we will achieve the anticipated benefits of completed acquisitions.

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

Ritchie Bros.	18

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

Ritchie Bros.	19

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

Like most businesses with global operations, we are subject to the risk of certain global or regional adverse conditions, such as pandemics or other disease outbreaks or natural disasters including extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires or floods that could hinder our ability to conduct our scheduled auctions, restrict our customers’ travel patterns or their desire to attend auctions or impact our online operations, including disrupting the Internet or mobile networks or one or more of our service providers. If this situation were to occur, we may not be able to generate sufficient equipment consignments to sustain our business or to attract enough bidders to our auctions to achieve world fair market values for the items we sell. This could harm our financial condition and results of operations. Some climatic models indicate that global warming may result in rising sea levels, increased intensity of weather, and increased frequency of extreme precipitation and flooding. To the extent these phenomena occur, the risks noted above may increase.

Our operating results are subject to quarterly variations.

Historically, our revenues and operating results have fluctuated from quarter to quarter. We expect to continue to experience these fluctuations as a result of the following factors, among others:

•	the size, timing, nature and frequency of our auctions;

•	the seasonal nature of the auction business in general, with peak activity typically occurring in the second and fourth calendar quarters, mainly as a result of the seasonal nature of the construction and natural resources industries;

•	the extent and performance of our underwritten (guarantee and outright purchase) contracts;

•	general economic conditions in the geographical regions in which we operate; and

•	the timing of acquisitions and development of auction facilities and related costs.

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

Ritchie Bros.	20

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

There are a number of national, federal, provincial, state, local laws, rules and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer or employee data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.

Within the EU, the GDPR, which replaced the EU Directive 95/46/EC, applies to a company which processes personal data as part of its activities of one its branches established in the EU, regardless of where such data is processed, or where a company established outside the EU offers goods or services or monitors the behaviour of individuals in the EU. GDPR governs the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal data and other customer data. Penalties for non-compliance with the GDPR are considerable, allowing EU regulators to impose a monetary penalty equal to the greater of €100 million or 4% of a non-compliant organization’s worldwide annual turnover. Such penalties would be in addition to the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss.

The EU model has been replicated substantially or in part in various jurisdictions outside the U.S.. Data protection regulators within the EU and other jurisdictions, in addition to imposing penalties, have the power to seek injunctive relief and make various orders, including the cessation of certain data processing activities. If personal data transfers to us and by us from the EU are considered illegitimate under GDPR and applicable member states’ implementations thereof, we may face a risk of enforcement actions taken by EU data protection authorities. Such enforcement actions may limit our ability to collect, store, process, use, transmit and share data with our affiliated entities and third-party partners.

As Internet commerce and related technologies continue to evolve, thereby increasing a service provider’s capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, provincial, state or foreign agencies becomes more likely. We believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely in both the U.S. and in other jurisdictions, possibly as restrictive as the EU model. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and services and could require us to change our business practices in a manner adverse to our business.

In 2015, Canada’s federal privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to 100,000 Canadian dollars per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. The amendments and related regulations came into force on November 1, 2018. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Ritchie Bros.	21

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

We are governed by the CBCA and our principal place of business is in Canada. Many of our directors and officers reside outside of the U.S., and all or a substantial portion of their assets, as well as a substantial portion of our assets, are located outside the U.S.. As a result, it may be difficult for investors to effect service of process within the U.S. upon us and such directors and officers or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the U.S.

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

Ritchie Bros.	22

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:	PROPERTIES

We own and lease various properties in Canada, the United States, and 11 other countries globally. We use the properties as auction sites and executive and administrative offices. Our corporate headquarters are located in Burnaby, Canada, and are held through a lease that expires in May 2030. We also lease a U.S. Leadership Office in Chicago, United States, a European head office in Breda, the Netherlands, and IronPlanet’s head office in Pleasanton, United States. We own an administrative office in Lincoln, United States.

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

We generally do not construct a permanent auction site in a region until we have conducted several offsite sales in the area, and often we will operate from a regional auction site for several years before considering a more permanent investment. This process allows us to establish our business and evaluate the market potential before we make a significant investment. We will not invest in a permanent auction site unless we believe there is an opportunity for significant, profitable growth in that region. Our average expenditure on a permanent auction site has been in the range of $20 to $25 million, including land, improvements and buildings.

We currently have 40 locations in our auction site network, comprised of 35 permanent auctions sites and five regional sites as of the date of this Annual Report on Form 10-K. A permanent auction site includes locations that we own and on which we have constructed an auction theatre and other facilities (e.g. refurbishment), and that we lease with an original term longer than three years and on which we have built permanent structures with an investment of more than $1.5 million.

A regional auction site is a location that we lease on a term longer than one year, have limited investment in facilities (i.e. less than $1.5 million) and on which we average more than two auctions per year on a rolling two-year basis and have at least two full time staff. This category also includes sites located on land that we own with limited investment in facilities.

Ritchie Bros.	23

Our auction site network as of the date of this discussion is as follows:

	Number of acres			Year placed		Lease
	Total	Developed	Developable	into service	Nature	expiry date
Permanent auction sites
Canada:
Edmonton, Alberta	267	175	92	2002	Owned
Grande Prairie, Alberta	153	68	68	2009	Owned
Montreal, Quebec	91	68	-	2000	Owned
Toronto, Ontario	65	65	-	1998	Owned
Saskatoon, Saskatchewan	60	38	13	2006	Owned
Regina, Saskatchewan	47	17	30	2007	Owned
Halifax, Nova Scotia	28	28	-	1997	Owned
Chilliwack, British Columbia	24	24	-	2010	Owned
United States:
Orlando, Florida	227	189	27	2002	Owned
Chehalis, Washington	204	131	40	2012	Owned
North East, Maryland	193	80	28	2001	Owned
Denver, Colorado	143	70	72	2007	Owned
Kansas City, Missouri	49	40	9	2008	Owned
Columbus, Ohio	135	95	30	2007	Owned
Houston, Texas	128	116	-	2009	Owned
Minneapolis, Minnesota	122	70	52	2009	Owned
Fort Worth, Texas	127	127	-	1994	Owned
Atlanta, Georgia	94	62	7	1996	Owned
Chicago, Illinois	91	71	20	2000	Owned
Sacramento, California	90	90	-	2005	Owned
Nashville, Tennessee	81	70	11	2006	Owned
Las Vegas, Nevada	77	77	-	2012	Leased	31-May-33
Los Angeles, California	65	63	2	2000	Owned
Phoenix, Arizona	48	48	-	2002	Owned
Salt Lake City, Utah	37	37	-	2010	Leased	28-Feb-24
Other:
Mexico City (Polotitlan), Mexico	324	82	207	2008	Owned
Madrid (Ocaña), Spain	85	65	20	2010	Owned
Moerdijk, The Netherlands	62	62	-	1999	Owned
Milan (Caorso), Italy	62	42	10	2010	Owned
Paris (St. Aubin sur Gaillon), France	50	50	-	2008	Owned
Dubai, United Arab Emirates	44	44	-	1999	Leased	30-Jun-19
Brisbane, Australia	42	42	-	1999	Owned
Meppen, Germany	41	41	-	2010	Leased	31-Oct-19
Melbourne (Geelong), Australia	40	40	-	2013	Owned
Tokyo (Narita), Japan	17	17	-	2010	Owned

Ritchie Bros.	24

	Number of acres			Year placed		Lease
	Total	Developed	Developable	into service	Nature	expiry date
Regional auction sites
Tipton, United States	60	60	-	2010	Leased	30-Jun-21
North Franklin, United States	23	23	-	2017	Leased	31-Jul-21
North Battleford, Canada	21	11	10	2017	Leased	14-Nov-19
Lethbridge, Canada	24	20	4	2011	Leased	30-Jun-23
Maltby, United Kingdom	25	25	25	2019	Leased	31-Jan-35

We also own the following developable properties that are not currently under development but are available for future auction site expansion:

	Number	Year
	of acres	acquired
Casa Grande, United States	125	2010
Tulare, United States	99	2011

We believe that our administrative offices and developed auction sites are adequate and suitable for the conduct of our operations. Further, we believe that our properties that are being developed to expand our existing auction sites are sufficient to support the growth of our live on site business.

In early 2018, the Company entered into long-term leases in Las Vegas, Nevada and Chambersburg, Pennsylvania to support the Company’s government business. These warehouses became fully operational in the third quarter of 2018, supporting the U.S Government’s Defense and Logistics Agency non-rolling stock contract.

In December 2018 we entered into a long-term lease agreement for a property in Maltby, United Kingdom to replace our Donnington Park, United Kingdom auction site in the East Midlands. We have commenced the long-term development process and expect this site to be complete in 2020. We will be conducting our first sale at this location in February 2019 using temporary facilities while development continues.

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

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). Financial information about our equity and share-based payments is set forth in our consolidated financial statement footnotes 24 “Equity and Dividends” and 25 “Share-based Payments” in “Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Market Information

Our common shares, without par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common shares trade on the NYSE and on the TSX under the symbol “RBA”. On February 27, 2019, there were 381 holders of record of our common shares that do not include the shareholders for whom shares are held in a nominee or street name.

Ritchie Bros.	25

Dividend Policy

We currently pay a regular quarterly cash dividend of $0.18 per common share. We currently intend to continue to declare and pay a regular quarterly cash dividend on our common shares; however, any decision to declare and pay dividends in the future will be made at the discretion of our Board, after considering our operating results, financial condition, cash requirements, financing agreement restrictions and any other factors our Board may deem relevant.

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

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in our common shares over the last five fiscal years beginning December 31, 2013 through December 31, 2018, to that of the cumulative return on a $100 investment in the Russell Global Index (“Russell 2000”), the S&P / TSX Composite Index (“S&P/TSX”) and the Dow Jones Industrial Average Index (“DJIA”) for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Company / index	2013	2014	2015	2016	2017	2018
RBA (NYSE)	$100.00	$119.62	$107.76	$151.16	$133.49	$145.75
Russell 2000	$100.00	$103.53	$97.62	$116.63	$131.96	$115.89
S&P/TSX	$100.00	$107.42	$95.51	$112.23	$119.00	$105.15
DJIA	$100.00	$107.52	$105.12	$119.22	$149.12	$140.72

Ritchie Bros.	26

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

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-U.S. Income Tax Convention (1980) (the “Convention”) to the holding and disposition of common shares.

This comment is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S., (ii) is entitled to the full benefits of the Convention, (iii) holds all common shares as capital property, (iii) holds no common shares that are “taxable Canadian property” (within the meaning of the Canadian Tax Act) of the holder, (iv) deals at arm’s length with and is not affiliated with Ritchie Bros., (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, and (vi) is not an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for U.S. federal income tax purposes (including limited liability companies) may not be regarded by the Canada Revenue Agency (“CRA”) as entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its common shares.

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

Ritchie Bros.	27

(ii)	more than 50% of the fair market value of the common shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (within the meaning of the Canadian Tax Act), or options in respect of, interests in or civil law rights in, such properties whether or not such properties exist.

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

For other information required by this item, see the section entitled “Equity Compensation Plan Information” in the Proxy Statement for our 2019 annual meeting of shareholders, which is incorporated herein by reference.

Ritchie Bros.	28

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2014 through December 31, 2018. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Prior to 2015, our consolidated financial statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). All prior periods presented below have been restated from IFRS to U.S. GAAP.

Effective January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) using the full retrospective method. The primary impact of the adoption of Topic 606 is the change in the presentation of revenue earned from inventory sales and ancillary and logistical services. These revenues are presented gross of the related expenses rather than net. All prior period revenue figures below have been restated to reflect the adoption of Topic 606.

The following selected consolidated financial information should be read in conjunction with “Part II, Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements and the notes thereto included in “Part II, Item 8: Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K.

	Year ended and as at December 31,
(in U.S.$000's, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Income Statements Data
Revenues	$1,170,026	$971,191	$1,126,977	$1,080,499	$1,239,636
Operating income	185,189	107,454	135,722	174,840	127,927
Income before income taxes	152,512	77,394	130,494	176,436	129,038
Net income attributable to stockholders	121,479	75,027	91,832	136,214	90,981
Earnings per share attributable to stockholders:
Basic	$1.12	$0.70	$0.86	$1.27	$0.85
Diluted	1.11	0.69	0.85	1.27	0.85
Consolidated Balance Sheets Data
Working capital	$163,446	$120,032	$125,164	$140,133	$140,482
Total assets	2,052,392	2,017,312	1,599,533	1,120,115	1,121,510
Long-term debt	711,298	812,892	595,706	97,915	110,846
Contingently redeemable non-controlling interests		-	-	24,785	17,287
Stockholders' equity	830,643	739,682	687,057	703,176	691,932
Consolidated Statements of Cash Flows Data
Dividends declared per common share	$0.70	$0.68	$0.66	$0.60	$0.54
Acquisition of subsidiaries, net of cash	$-	$675,851	$45,511	$12,107	$-
Net capital spending	$32,426	$34,411	$29,785	$14,152	$29,595

(1)	Subsidiaries acquired as disclosed in the table above consist of IronPlanet in May 2017, Kramer in November 2016, Petrowsky in August 2016, Mascus in February 2016, and Xcira in November 2015.
Ritchie Bros.	29

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About Us

Established in 1958, Ritchie Bros. (NYSE and TSX: RBA) is a global asset management and disposition company, offering customers end-to-end solutions for buying and selling used heavy equipment, trucks and other assets. Operating in a number of sectors, including construction, transportation, agriculture, energy, oil and gas, mining, and forestry, the company’s selling channels include: Ritchie Bros. Auctioneers, the world’s largest industrial auctioneer offers live auction events with online bidding; IronPlanet, an online marketplace with featured weekly auctions and providing the exclusive IronClad Assurance® equipment condition certification; Marketplace-E, a controlled marketplace offering multiple price and timing options; Mascus, a leading European online equipment listing service; and Ritchie Bros. Private Treaty, offering privately negotiated sales. The company’s suite of multichannel sales solutions also includes RB Asset Solutions, a complete end-to-end asset management and disposition system. Ritchie Bros. also offers sector-specific solutions including GovPlanet, TruckPlanet, and Kruse Energy Auctioneers, plus equipment financing and leasing through Ritchie Bros. Financial Services.

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

Overview
The following discussion and analysis summarizes significant factors affecting our consolidated operating results and financial condition for the years ended December 31, 2018, 2017, and 2016. This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Part II, Item 6: Selected Financial Data”, and the consolidated financial statements and the notes thereto included in “Part II, Item 8. Financial Statements and Supplementary Data” presented in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

Our actual results could differ materially from those expressed or implied in any forward-looking statements due to various factors, including those set forth under “Part I, Item 1A: Risk Factors” in this Annual Report on Form 10-K. The date of this discussion is as of February 28, 2019.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“US GAAP”). Except for GTV, which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in thousands of United States (“U.S.”) dollars.

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the MD&A. Non-GAAP financial measures referred to in this report are labeled as “non-GAAP measure” or designated as such with an asterisk (*).

Ritchie Bros.	30

Performance Highlights

Net income attributable to stockholders of $121.5 million increased 62% compared to $75.0 million in 2017. Diluted earnings per share (“EPS”) attributable to stockholders increased 61% to $1.11 versus $0.69 in 2017, while diluted adjusted EPS attributable to stockholders (non-GAAP measure) increased 33% to $1.08 from $0.81 in 2017. Other key highlights included:

Consolidated results:

•	Total revenues of $1.17 billion increased 20% from $971.2 million in 2017.

•	Agency proceeds (non-GAAP measure) of $729.1 million increased 19% from $610.5 million in 2017.

•	Cash provided by operating activities of $144.3 million for the year ended December 31, 2018.

A&M segment results:

•	GTV of $4.96 billion, up 11% compared to $4.47 billion in 2017.

•	A&M revenues of $1.05 billion increased 20% compared to $870.8 million in 2017.

•	A&M agency proceeds (non-GAAP measure) of $672.2 million increased 19% from $564.3 million in 2017.

•	A&M revenue rate of 21.1% increased 160 bps from 19.5% in 2017, and A&M agency proceeds rate (non-GAAP measure) of 13.5% increased 90 bps from 12.6% in 2017.

Other Services segment results:

•	Other Services revenue of $123.5 million increased 23% compared to $100.4 million in 2017.

Operational highlights

In 2018, our operational focus was on strengthening sales execution and driving incremental network effects through our foundational core customer solutions and completing the IronPlanet integration. Some notable highlights were:

•	In 2018, used equipment availability continued to be challenged with high demand for equipment and end users holding equipment longer; driving historic high utilization rates. The demand was particularly strong within the US construction market with robust momentum throughout 2018. Despite these market headwinds, we generated GTV growth of 11%. This was led by positive year-over-year growth in live industrial auctions and strong growth in our online marketplaces. Online channels accelerated in 2018 following the acquisition of IronPlanet in 2017, setting new featured weekly online sales records in the second quarter, and again in the fourth quarter.

•	Ritchie Bros. conducted 568 auctions in 2018, including 348 live, onsite Ritchie Bros. Auctioneers events and 220 IronPlanet and GovPlanet online events. As part of our strategy to fully leverage our multichannel capabilities and consolidate auctions to create larger, more significant multi-day events, we closed five live auction sites and optimized our overall auction calendar. These efforts led to fewer overall live industrial auctions, but more significant events in 2018 resulting in 65% of live industrial auctions posting year-over-year growth across major geographies including a six-day US$278-million Orlando event in February and several other record-breaking auctions.

•	Online bidding continued to gain momentum in 2018, with the percentage of online buyers reaching 59% of winning bids made through an online channel.

•	Our organizational focus on improving sales execution and generating growth through new customer acquisition and earning additional share of wallet with existing customers made solid strides. Our Strategic Accounts Group generated both record growth in the second quarter and double-digit growth in 2018, led by new customer growth.

•	We successfully completed major planned aspects of our IronPlanet integration in 2018 and launched project MARS, an internal platform that unifies our live and online auction operations such as bidder registrations, title searches and equipment inspection and taxonomy specs. Several modules have already been built and deployed, with implementation expected to continue in 2019 and expected to conclude in 2020.

Ritchie Bros.	31

•	We implemented the U.S. Government Defense Logistics Agency non-rolling stock surplus contract and added a second weekly GovPlanet online auction to sell surplus. The Company held several significant and incremental GovPlanet events in 2018. Most notably, its largest-ever GovPlanet military surplus event in December 2018, selling 700,000+ items through two, live, onsite auctions in Las Vegas, NV and Atlanta, GA, and an online-only event at GovPlanet.com.

•	The Company continued to strategically diversify its offerings and create a pathway for broader network effects with additional sales channels and value-added services. In 2018, the company launched two new solutions:

o	Marketplace-E. The online marketplace launched in early 2018 is already proving very popular in North America and International markets where unreserved auctions are less commonplace. The Company leveraged Marketplace-E for several unique events in 2018, including two successful Caterpillar dealer auctions in Central and South America. In total, more than 18,000 items were sold through Marketplace-E in 2018.

o	RB Asset Solutions. A complete end-to-end asset management and disposition system designed to help customers optimize their disposition process. By offering a complete inventory management system, data analytics and dashboards, branded e-commerce sites, and multiple external sales channels, Ritchie Bros. will help customers achieve the best possible returns. By the end of the year, several high-profile flagship customers were already using RB Asset Solutions tools.

•	We generated significant growth in our Ritchie Bros. Financial Services (RBFS) solution. In 2018 RBFS’ total funded volume hit US$432 million, up 41% from 2017. RBFS increased its workforce in 2018 and invested in technology to improve efficiencies, and is expected to continue to provide strong results in 2019.

Ritchie Bros.	32

Results of Operations

	Year ended December 31,
				$ Change		% Change
Financial overview (in U.S. $000's, except EPS)	2018	2017	2016	2018 over 2017	2017 over 2016	2018 over 2017	2017 over 2016
Service revenues	$749,515	$624,417	$555,843	$125,098	$68,574	20%	12%
Revenue from inventory sales	420,511	346,774	571,134	73,737	(224,360)	21%	(39)%
Total revenues	1,170,026	971,191	1,126,977	198,835	(155,786)	20%	(14)%
Costs of services	159,058	133,189	113,296	25,869	19,893	19%	18%
Cost of inventory sold	374,339	306,498	513,348	67,841	(206,850)	22%	(40)%
Selling, general and administrative expenses	382,676	323,270	283,529	59,406	39,741	18%	14%
Acquisition-related costs	5,093	38,272	11,829	(33,179)	26,443	(87)%	224%
Depreciation and amortization expenses	66,614	52,694	40,861	13,920	11,833	26%	29%
Gain on disposal of property, plant and equipment	(2,731)	(1,656)	(1,282)	(1,075)	(374)	65%	29%
Impairment loss	-	8,911	28,243	(8,911)	(19,332)	(100)%	(68)%
Foreign exchange (gain) loss	(212)	2,559	1,431	(2,771)	1,128	(108)%	79%
Operating expenses	984,837	863,737	991,255	121,100	(127,518)	14%	(13)%
Operating income	185,189	107,454	135,722	77,735	(28,268)	72%	(21)%
Operating income margin	15.8%	11.1%	12.0%	n/a	n/a	470 bps	-90 bps
Interest expense	(44,527)	(38,291)	(5,564)	(6,236)	(32,727)	16%	588%
Other income, net	11,850	8,231	7,123	3,619	1,108	44%	16%
Income tax expense	31,006	2,088	36,982	28,918	(34,894)	1385%	(94)%
Net income attributable to stockholders	121,479	75,027	91,832	46,452	(16,805)	62%	(18)%
Diluted EPS attributable to stockholders	$1.11	$0.69	$0.85	$0.42	$(0.16)	61%	(19)%
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$1.08	$0.81	$1.15	$0.27	$(0.34)	33%	(30)%
Effective tax rate	20.3%	2.7%	28.3%	n/a	n/a	1760 bps	-2560 bps
GTV	$4,964,165	$4,467,982	$4,334,815	$496,183	$133,167	11%	3%
Agency proceeds (non-GAAP measure)	729,111	610,517	566,395	$118,594	44,122	19%	8%

	Year ended December 31,
				% Change
	2018	2017	2016	2018 over 2017	2017 over 2016
Service revenues as a % of total revenues	64%	64%	49%	- bps	1500 bps
Revenue from inventory sales as a % of total revenues	36%	36%	51%	- bps	-1500 bps
Cost of inventory sold as a % of operating expenses	38%	35%	52%	300 bps	-1700 bps

Total revenues

Revenues are comprised of:

•	Service revenues, including the following:

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

•	Revenue from inventory sales as part of A&M activities

Ritchie Bros.	33

Revenue from inventory sales can fluctuate, as it changes based on whether our customers sell using a straight commission contract or an inventory contract at time of selling. Straight commission contracts will result in the commission being recognized as revenue, while revenue of inventory sales will result in the gross transaction value of the equipment sold being recorded as revenue with the related cost recognized in cost of inventory sold. As a result, a change in the revenue mix between service revenues and revenue from inventory sales can have a significant impact on revenue growth percentages. Throughout this discussion, we disclose sales of inventory revenue as a percent of total revenues to provide more information regarding our revenue mix. In each of 2018 and 2017, 36% of our total revenue was comprised of revenue from inventory sales, compared to 51% in 2016. Cost of inventory sold as a percent of operating expense can also fluctuate significantly due to changes in the revenue mix.

Revenues increased $198.8 million, or 20%, in 2018 compared to 2017 primarily due to incremental volume from the Acquisition. Fiscal 2018 included 12 full months of Acquisition volume versus seven months of post-Acquisition activity in Fiscal 2017. The increase was also due to partial fee harmonization and higher revenues from inventory sales. As part of our IronPlanet integration activities, we partially harmonized our fees between on site and online auctions. Foreign exchange had a favourable impact on total revenues in 2018 primarily due to the fluctuations of the Euro exchange rate relative to the U.S. dollar.

Revenues decreased $155.8 million, or 14%, in 2017 compared to 2016. This decrease was primarily due to lower revenues from inventory sales, partially offset by an increase in service revenues. The lower revenue from inventory sales is as a result of the fluctuations in this revenue stream as discussed above, and the growth in service revenues was due to the Acquisition. Foreign exchange had a favourable impact on total revenues in 2018 primarily due to the fluctuations of the Euro and Canadian dollar exchange rates relative to the U.S. dollar.

Geographic analysis

The distribution of our revenues is determined by the location in which the sale occurred, or in the case of online sales, where the legal entity earning the revenues is incorporated. The following table presents our total revenues on a geographic basis.

(in U.S. $000's)	United States	Canada	Europe	Other	Consolidated
Year ended December 31, 2018	$548,695	$284,989	$180,817	$155,525	$1,170,026
Proportion of consolidated amount	47%	24%	15%	13%	100%
Year ended December 31, 2017	$452,599	$245,106	$127,706	$145,780	$971,191
Proportion of consolidated amount	47%	25%	13%	15%	100%
Year ended December 31, 2016	$555,837	$293,956	$109,024	$168,160	$1,126,977
Proportion of consolidated amount	49%	26%	10%	15%	100%
Change 2018 over 2017:
$ change	$96,096	$39,883	$53,111	$9,745	$198,835
% change	21%	16%	42%	7%	20%
Change 2017 over 2016:
$ change	$(103,238)	$(48,850)	$18,682	$(22,380)	$(155,786)
% change	(19)%	(17)%	17%	(13)%	(14)%

2018 performance

Growth in the U.S. over the comparative period was primarily due to the Acquisition, partial fee harmonization, and higher revenues from inventory sales.

In Canada, the growth over the comparative period was primarily due to partial fee harmonization, improved price performance on at-risk deals, growth of RBFS, and higher revenues from inventory sales.

In Europe, the growth over the comparative period was primarily due to higher revenue from inventory sales, partial fee harmonization, and the Acquisition. The increase in inventory sales was driven by macroeconomic conditions in parts of Europe creating a more favourable supply environment.

Other regions include Australia, Mexico, and countries representing the Middle East. The increase in this region over the comparative period was primarily due to higher revenue from inventory sales from the Middle East, and partial fee harmonization.

2017 performance

The proportion of revenue earned declined in the U.S. and in Canada, while Europe grew during 2017 compared to 2016. The decrease in the U.S. and in Canada was primarily driven by lower revenue from inventory sales. The growth in Europe was primarily due to the performance of our live on site auction activities sold in Spain, sourced from outside Europe and an increase in revenues from Mascus.

Ritchie Bros.	34

Costs of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions, earning online marketplace revenues, and earning other fee revenues. Direct expenses include direct labour, buildings and facilities charges, and travel, advertising and promotion costs.

Costs of services incurred to earn online marketplace revenues in addition to the costs listed above also include inspection costs. Inspections are generally performed at the seller’s physical location. The cost of inspections includes payroll costs and related benefits for the Company’s employees that perform and manage field inspection services, the related inspection report preparation and quality assurance costs, fees paid to contractors who perform field inspections, related travel and incidental costs for the Company’s inspection service organization, and office and occupancy costs for its inspection services personnel. Costs of earning online marketplace revenues also include costs for the Company’s customer support, online marketplace operations, logistics, and title and lien investigation functions.

Costs of services increased $25.9 million, or 19%, in 2018 compared to 2017. This increase was primarily due to the Acquisition and the incremental costs required to support the growth of our service revenues.

Costs of services increased $19.9 million, or 18%, in 2017 compared to 2016. This increase is primarily due to costs associated with the growth in our inspection and appraisal activities because of the Acquisition.

Cost of inventory sold

Cost of inventory sold includes the purchase price of assets sold for the Company’s own account and is determined using a specific identification basis.

Costs of inventory sold increased $67.8 million, or 22%, in 2018 compared to 2017. This increase was primarily due to the change in our revenue from inventory sales.

Costs of inventory sold decreased $206.9 million, or 40%, in 2017 compared to 2016. This increase is primarily due to the decrease in revenue from inventory sales during the same period. Revenue from inventory sales as a percent of total revenues decreased from 51% in 2016 to 36% in 2017.

Selling, general and administrative (“SG&A”) expenses

2018 performance

SG&A expenses increased $59.4 million, or 18%, during 2018 compared to 2017. This increase is primarily due to the Acquisition, continued investments in talent to support growth of our business and initiatives, share unit expenses, and increased overhead costs to support GovPlanet’s non-rolling stock contract with the Defense Logistics Agency. The Acquisition drove increases in employee compensation, technology support costs, and additional advertising to promote our online marketplace sales. Of the $8.8 million increase in our share unit expenses in 2018, $3.3 million related to mark-to-market costs driven by growth in our share price over the comparative period and $2.2 million related to the incremental compensation costs from the modifications of our share unit plans. Foreign exchange had an unfavourable impact on SG&A expenses in 2018 primarily due to the fluctuations of the Euro exchange rate relative to the U.S. dollar.

2017 performance

SG&A expenses increased $39.7 million, or 14%, during 2017 compared to 2016. This increase is primarily due to post-Acquisition increased headcount, travel costs, and search engine fees associated with our online marketplace channel, as well as merit increases and higher commitment and other bank fees attributable to our new credit facility. This increase in SG&A expenses from 2016 to 2017 was partially offset by a decrease in share unit expense. Foreign exchange rates had an unfavourable impact on SG&A expenses in 2017.

Foreign exchange (gain) loss

We conduct global operations in many different currencies, with our presentation currency being the U.S. dollar. In 2018, approximately 50% of our revenues and 53% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 44% and 53%, respectively, in 2017 and 48% and 58%, respectively, in 2016.

We recognized $0.2 million of transactional foreign exchange gains in 2018, $2.6 million of losses in 2017, and $1.4 million of losses in 2016. Foreign exchange losses and gains are primarily the result of settlement of non-functional currency-denominated monetary assets and liabilities.

Ritchie Bros.	35

U.S. dollar exchange rate comparison

The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

	Year ended December 31,
				% Change
Value of one U.S. dollar	2018	2017	2016	2018 over 2017	2017 over 2016
Period-end exchange rate
Canadian dollar	$1.3641	$1.2471	$1.3442	9%	(7)%
Euro	0.8719	0.8465	0.9506	3%	(11)%
Average exchange rate
Canadian dollar	$1.2961	$1.2981	$1.3256	(0)%	(2)%
Euro	0.8472	0.8871	0.9042	(4)%	(2)%

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

Acquisition-related costs in 2018 totalled $5.1 million and primarily included costs incurred for severance and retention. Labour reductions subsequent to the Acquisition were part of our cost control measures to eliminate duplicative positions, planned as part of our synergy targets. This compares to $38.3 million of acquisition related expenses for 2017, of which $34.7 million was associated with the Acquisition. IronPlanet acquisition-related costs for 2017 included costs incurred for acquisition and finance structure advisory fees, legal fees related to the regulatory approval process and closing of the transaction, stock option compensation expenses resulting from accelerated vesting of options assumed as part of the Acquisition, severance and retention costs that followed the Acquisition in the resulting corporate reorganization, and various integration costs.

Impairment loss

There were no impairment losses in 2018, compared to 2017 where we recognized an $8.9 million impairment loss on certain technology assets.

Operating income

2018 performance

Operating income increased $77.7 million, or 72%, in 2018 compared to 2017. This was driven by higher total revenues combined with lower acquisition-related costs, as well as an impairment loss in the prior year. Foreign exchange rates did not have a significant impact on operating income in 2018. Adjusted operating income (non-GAAP measure) increased $52.9 million, or 40%, to $186.7 million in 2018 compared to $133.8 million in 2017.

Primarily for the same reasons noted above, operating income margin, which is our operating income divided by revenues, increased 470 bps to 15.8% in 2018 compared to 11.1% in 2017. Agency proceeds adjusted operating income rate (non-GAAP measure) increased 370 bps to 25.6% in 2018 from 21.9% in 2017.

2017 performance

Operating income decreased $28.3 million, or 21%, in 2017 compared to 2016. This decrease was primarily due to the higher SG&A expenses, acquisition-related costs, costs of services, and D&A expenses. These increases were partially offset by the revenue increase and lower impairment loss over the same comparative period. Foreign exchange rates did not have a significant impact on operating income in 2017. Adjusted operating income (non-GAAP measure) decreased $30.2 million, or 18%, to $133.8 million in 2017 compared to $164.0 million in 2016.

Primarily for the same reasons noted above, operating income margin, which is our operating income divided by revenues, decreased 90 bps to 11.1% in 2017 compared to 12.0% in 2016. Agency proceeds adjusted operating income rate (non-GAAP measure) decreased 700 bps to 21.9% in 2017 from 28.9% in 2016.

Ritchie Bros.	36

Interest expense

Interest expense increased $6.2 million, or 16%, in 2018 compared to 2017. This increase was primarily due to:

•	A full year of indebtedness incurred to finance the Acquisition compared to seven months in 2017;

•	The acceleration of the accretion of deferred debt issue costs resulting from the reduction of our syndicated credit facility and voluntary repayment of term loans during 2018; and

•	An increase in variable short-term interest over the comparative period.

The increase was partially offset by the reduction in interest expense resulting from our $80.0 million voluntary prepayment of the term loan in 2018. As at December 31, 2018, our long-term debt was $711.3 million compared to $812.9 million as at December 31, 2017.

Interest expense increased $32.7 million, or 588%, in 2017 compared to 2016. This increase was primarily due to indebtedness to finance the Acquisition.

Other income

Other income increased $3.6 million, or 44%, in 2018 compared to 2017. This was primarily due to gain on the sale of an equity accounted for investment. In 2017, other income increased $1.1 million, or 16%, compared to 2016 primarily due to gains from vehicle and yard equipment disposals in the U.S.

Income tax expense and effective tax rate

2018 performance
We recorded an income tax expense of $31.0 million in 2018 compared to $2.0 million in 2017. Our effective tax rate was 20.3% compared to 2.7% in 2017. The increase in income tax expense over the comparative period was primarily the result of a $10.1 million deferred income tax recovery in 2017 due to the remeasurement of deferred income tax assets and liabilities arising from changes in statutory tax rates as a result of the TCJA. In addition, in 2018 there was a greater proportion of earnings taxed in jurisdictions with higher tax rates, and we were subject to the Base Erosion Anti-Abuse Tax (“BEAT”) that was introduced by the TCJA.

The BEAT imposes a minimum tax on large corporations that make certain deductible payments to non-US related entities. The majority of our payments are related to transfer pricing payments made from our US operations to our Canadian operations.

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

Net income

2018 performance

Net income attributable to stockholders increased $46.5 million, or 62%, in 2018 compared to 2017. This increase was primarily due to higher total revenues combined with $33.2 million less acquisition-related costs, and a $4.9 million gain on sale of an equity accounted for investment, partially offset by higher interest expense and income tax expense. Adjusted net income attributable to stockholders (non-GAAP measure) increased $30.0 million, or 34%, to $117.7 million in 2018 from $87.7 million in 2017.

For these same reasons, net income increased $46.2 million, or 61%, in 2018 compared to 2017. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (non-GAAP measure) increased $65.8 million, or 34%, to $257.3 million in 2018 from $191.5 million in 2017.

Primarily for the same reasons noted above, net income margin increased 260 bps to 10.4% in 2018 from 7.8% in 2017. Agency proceeds adjusted EBITDA rate (non-GAAP measure) increased 390 bps to 35.3% in 2018 from 31.4% in 2017.

Ritchie Bros.	37

Debt at December 31, 2018 represented 6.0 times net income for 2018. Debt at December 31, 2017 represented 10.9 times net income for 2017. The decrease in this debt/net income multiplier was primarily due to lower debt balances at December 31, 2018 versus December 31, 2017 due to the $80.0 million voluntary prepayment of the term loan, and a higher net income over the comparative period. The decrease in debt was primarily due to repayments of debt related to the funding for the Acquisition.

2017 performance

Net income attributable to stockholders decreased $16.8 million, or 18%, in 2017 compared to 2016. This decrease was primarily due to the $26.4 million increase in acquisition-related costs and the increase in interest expense, partially offset by a lower income tax expense over the same comparative period. Adjusted net income attributable to stockholders (non-GAAP measure) decreased $35.6 million, or 29%, to $87.7 million in 2017 from $123.3 million in 2016.

For these same reasons, net income decreased $18.2 million, or 19%, in 2017 compared to 2016. Adjusted EBITDA (non-GAAP measure) decreased $18.6 million, or 9%, to $191.5 million in 2017 from $210.1 million in 2016.

Primarily for the same reasons noted above, net income margin decreased 50 bps to 7.8% in 2017 from 8.3% in 2016. Agency proceeds adjusted EBITDA rate (non-GAAP measure) decreased 570 bps to 31.4% in 2017 from 37.1% in 2016.

Debt at December 31, 2017 represented 10.9 times net income for 2017. This compares to debt at December 31, 2016, which represented 6.6 times net income for 2016. The increase in this debt/net income multiplier was primarily due to a net increase in long-term debt in 2017, combined with the decrease in net income for 2017 compared to 2016. The increase in debt was primarily due to funding for the Acquisition. Adjusted net debt/adjusted EBITDA (non-GAAP measure) was 2.9 times as at and for the year ended December 31, 2017 compared to 2.0 times as at and for the year ended December 31, 2016.

Diluted EPS

2018 performance

Diluted EPS attributable to stockholders increased 61% to $1.11 in 2018 from $0.69 in 2017. This increase is primarily due to the increase in net income attributable to stockholders, partially offset with an increase in the weighted average number of dilutive shares outstanding over the same comparative period. The increase in the weighted average number of dilutive shares is primarily due to issuance of common shares upon exercise of stock options and vesting of equity-classified share units. Diluted adjusted EPS attributable to stockholders (non-GAAP measure) increased 33% to $1.08 in 2018 from $0.81 in 2017.

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

Segment Performance

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
(in U.S. $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated	A&M	Other	Consolidated
Revenues	$1,046,518	$123,508	$1,170,026	$870,797	100,394	971,191	$1,045,174	$81,803	$1,126,977
Cost of inventory sold	374,339	-	374,339	306,498	-	306,498	513,348	-	513,348
Costs of services	87,430	71,628	159,058	75,685	57,504	133,189	65,248	48,048	113,296
SG&A expenses	363,549	19,127	382,676	308,873	14,397	323,270	272,317	11,212	283,529
Impairment loss	-	-	-	8,911	-	8,911	28,243	-	28,243
Segment profit	$221,200	$32,753	$253,953	$170,830	$28,493	$199,323	$166,018	$22,543	$188,561

(1)	Cost of services exclude depreciation and amortization expenses

Ritchie Bros.	38

Auctions and Marketplaces segment

Results of A&M segment operations

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2018	2017	2016	2018 over 2017	2017 over 2016	2018 over 2017	2017 over 2016
Service revenues	$626,007	$524,023	$474,040	$101,984	$49,983	19%	11%
Revenue from inventory sales	420,511	346,774	571,134	73,737	(224,360)	21%	(39)%
Total revenues	1,046,518	870,797	1,045,174	175,721	(174,377)	20%	(17)%
Costs of services	87,430	75,685	65,248	11,745	10,437	16%	16%
Cost of inventory sold	374,339	306,498	513,348	67,841	(206,850)	22%	(40)%
SG&A expenses	363,549	308,873	272,317	54,676	$36,556	18%	13%
Impairment loss	-	8,911	28,243	(8,911)	$(19,332)	(100)%	(68)%
A&M segment expenses	825,318	699,967	879,156	125,351	(179,189)	18%	(20)%
A&M segment profit	$221,200	$170,830	$166,018	$50,370	4,812	29%	3%

	Year ended December 31,
				% Change
	2018	2017	2016	2018 over 2017	2017 over 2016
Service revenues as a % of total revenue	60%	60%	45%	- bps	1500 bps
Revenue from inventory sales as a % of total revenue	40%	40%	55%	- bps	-1500 bps
Cost of inventory sold as a % of segment expenses	45%	44%	58%	100 bps	1400 bps

Gross Transaction Value

We believe that revenues are best understood by considering their relationship with GTV. The following table presents GTV by channel:

	Year ended December 31,
	2018		2017		2016		$ Change		% Change
(in U.S. $000's)	GTV	% of total	GTV	% of total	GTV	% of total	2018 over 2017	2017 over 2016	2018 over 2017	2017 over 2016
Live on site auctions	$4,134,838	83%	$3,947,730	88%	$4,186,811	97%	$187,108	$(239,081)	5%	(6)%
Online marketplaces including featured (1) and other (2)	829,327	17%	520,252	12%	148,004	-	309,075	372,248	59%	252%
GTV	$4,964,165	100%	$4,467,982	100%	$4,334,815	100%	$496,183	$133,167	11%	3%

(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E and, before that, EquipmentOne.

The following table presents GTV mix by type of contract:

	Year ended December 31,
				% Change
	2018	2017	2016	2018 over 2017	2017 over 2016
Straight commissions GTV as a % of total GTV	83.7%	83.6%	74.8%	10 bps	880 bps
Guarantee contracts GTV as a % of total GTV	8.8%	8.3%	12.2%	50 bps	-390 bps
Inventory sold GTV as a % of total GTV	8.4%	8.1%	13.0%	30 bps	-490 bps

Ritchie Bros.	39

2018 performance

GTV increased $496.2 million, or 11%, in 2018 compared to 2017. The increase was primarily due to the Acquisition and improved live on site and online auction performance driven by strong price performance. We significantly increased GTV generated from online marketplaces by 59% due to the Acquisition and new compensation strategies focused on expansion of online marketplaces. Live on site auctions increased 5% primarily due to strong live on site auction performance in Canada, and in the U.S.

As part of our calendar optimization efforts and site closures, we reduced the number of live on site auctions from 402 in Fiscal 2017 to 348 in Fiscal 2018, as well as the number of sale days over the comparative period in our auction calendar.

The total number of industrial and agricultural lots sold at live on site auctions decreased 3% to 406,500 lots in 2018 compared to 417,600 lots in 2017, and GTV on a per-lot basis increased 6% to $9,900 in 2018 compared to $9,300 in 2017.

The volume of underwritten commission contracts increased to 17% in 2018 compared to 16% of GTV in 2017, consistent with the increase in revenue from inventory sales.

2017 performance

GTV increased $133.2 million, or 3%, in 2017 compared to 2016. The increase was primarily due to the Acquisition, and the resulting increase in online marketplace GTV, as well as a favourable impact of foreign exchange rates over the comparative period. The increase was partially offset by a decrease GTV from live on site auctions, which was primarily due to a decrease in the number of lots in 2017 compared to 2016.

The total number of industrial and agricultural lots decreased 5% to 417,600 in 2017 from 437,300 in 2016, and GTV on a per-lot basis decreased 3% to $9,300 in 2017 compared to $9,600 in 2016. The total number of lots sold online increased 12% to 252,500 lots in 2017 compared to 224,500 lots in 2016.

The volume of underwritten commission contracts decreased to 16% of our GTV in 2017 from 25% in 2016, primarily due to the pressure on used equipment market supply volume.

Productivity

The majority of our business continues to be generated by our A&M segment operations. Sales Force Productivity within this segment is an operational metric that we believe provides a gauge of the effectiveness of our Revenue Producers in increasing GTV. Revenue Producers is a term used to describe our revenue-producing sales personnel. This definition is comprised of Regional Sales Managers and Territory Managers.

Our Sales Force Productivity as at and for the 12-month period ended December 31, 2018 was $11.6 million per Revenue Producer compared to $11.0 million per Revenue Producer for the 12-month period ended December 31, 2017. We believe the increase of $0.6 million per Revenue Producer over the comparative period is evidence that our sales teams are continually progressing, as we have moved beyond the most complex stage of our integration.

Sales Force Productivity as at and for the 12-month period ended December 31, 2017 was calculated as the sum of the following two amounts:

•	GTV for the five months, pre-Acquisition, ended May 31, 2017, divided by the average number of Revenue Producers over the same five-month period; and

•	GTV for the seven months following the Acquisition divided by the average number of Revenue Producers over the same seven-month period.

Total industrial live on site auction metrics

	Year ended December 31,
				% Change
	2018	2017	2016	2018 over 2017	2017 over 2016
Number of auctions	183	245	232	(25)%	6%
Bidder registrations	555,000	575,500	549,000	(4)%	5%
Consignments	53,950	56,850	53,450	(5)%	6%
Buyers	135,250	139,900	138,400	(3)%	1%
Lots	377,000	382,500	398,500	(1)%	(4)%

Ritchie Bros.	40

Average industrial live on site auction metrics

	Year ended December 31,
				$ Change
	2018	2017	2016	2018 over 2017	2017 over 2016
GTV	$ 21.2 million	$ 15.2 million	$ 16.8 million	$ 6.0 million	$ (1.6) million
Bidder registrations	3,033	2,348	2,356	29%	(0)%
Consignors	295	232	229	27%	1%
Lots	2,060	1,562	1,711	32%	(9)%

At the end of 2017, we announced the closure of five on site auction locations across North America as part of our site optimization strategy to focus on online sales and larger auctions. This resulted in 25% less number of industrial live on site auctions held in 2018 compared to 2017. Partially as a result of this strategy, there was a $6.0 million increase in average GTV per industrial auction in 2018 compared to 2017, and also a 32% increase in average lots per industrial live on site auction metrics. GTV was only minimally impacted by the closure of our auction sites.

We saw increases in all key industrial auction metrics in 2017 compared to 2016, except for the number of lots. The decrease in lots was primarily due to 2016 lower auction activity in the U.S. and Canada, as well as the performance of the used equipment market, which experienced supply volume pressure over the comparative period. However, we saw a decrease in the average GTV per industrial auction in 2017 compared to 2016. We believe the decrease was primarily driven by constrained supply of used equipment, the mix and age of equipment that came to market, as well as some lower sales productivity from our sales teams post-Acquisition.

Online bidding at live on site auctions

Internet bidders comprised 75% of the total bidder registrations at our live on site auctions in 2018 compared to 69% in 2017. Across all channels, 59% of total GTV was purchased by online buyers in 2018 compared to 54% in 2017. This increase in internet bidders and online buyers show that we continued to promote multi-channel participation at our auctions throughout 2018.

Website metrics1

Traffic across all our websites increased 27% in 2018 compared to 2017, primarily due to increased traffic on our IronPlanet websites. Similarly, traffic across all our websites increased 23% in 2017 compared to 2016, with the addition of IronPlanet traffic accounting for most of the increase.

Revenues

In the A&M segment, we earn service revenues and revenue from inventory sales. Service revenues are commissions from sales at our auctions represents the percentage earned by the Company on the gross proceeds from equipment and other assets sold at auction. Revenue from inventory sales represents the gross proceeds of the sales of the equipment and other assets sold at auction that are owned by us. In each of 2018 and 2017, total revenue from inventory sales as a percent of total revenues was 40%. In 2016, the proportion of total revenues as a percent of revenue from inventory sales was 55%. Revenue from inventory sales and the related cost of inventory sold can change significantly year-over-year as it depends on whether straight commission contracts or inventory contracts are utilized at the time of selling. The change in revenue mix can cause fluctuations in our revenue growth percentages and our cost of inventory sold as a percent of segment expenses.

Revenue rate is defined as total revenue divided by GTV. For revenue from inventory sales, the amount of revenue recognized is equal to the gross transaction value and the revenue rate for this revenue stream is 100%. For our straight commission contracts, we recognize revenue based on the commission earned and the revenue rate for the service revenues represents the percentage of commission earned from the gross transaction value. Revenue rate also fluctuates based on the proportion of revenue that is comprised of revenue from inventory sales.

[1]	None of the information in our websites is incorporated by reference into this document by this or any other reference.

Ritchie Bros.	41

A&M revenues by geographical region and segment Revenue Rate are presented below:

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2018	2017	2016	2018 over 2017	2017 over 2016	2018 over 2017	2017 over 2016
United States	$500,182	$409,557	517,354	$90,625	$(107,797)	22%	(21)%
Canada	249,431	218,890	270,313	30,541	(51,423)	14%	(19)%
International	296,905	242,350	257,507	54,555	$(15,157)	23%	(6)%
A&M total revenues	$1,046,518	$870,797	$1,045,174	$175,721	(174,377)	20%	(17)%
A&M revenue rate	21.1%	19.5%	24.1%

2018 performance

Changes in segment revenues in 2018 compared to 2017 were primarily due to the Acquisition, partial fee harmonization, as well as the following regional differences:

•	United States– 22% increase was also due to increases in revenue from inventory sales.

•	Canada– 14% increase was also due to an increase in service revenues from live on site auctions. There was also an increase in inventory sales during the year.

•	International– 23% increase was also due to an increase in revenue from inventory sales partially driven by macroeconomic conditions in parts of Europe creating a more favourable supply environment.

A&M Revenue Rate grew to 21.1% in 2018 compared to 19.5% in 2017, due to partial fee harmonization and listing fees from our online marketplace channel.

2017 performance

Changes in A&M revenues in 2017 compared to 2016 were primarily due to a decrease in revenue from inventory sales in the U.S. and Canada as evident by the decrease in inventory sold GTV as a percent of total GTV from 13.0% to 8.1% in this comparative period. A&M revenue in the US was partially offset by an increase in service revenue as a result of the Acquisition. The 2016 revenue rate was 24.1% compared to 19.5% in 2017, primarily due to the larger percentage of revenue comprised of revenue from inventory sales in 2016.

Costs of services

A&M costs of services by nature are presented below:

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2018	2017	2016	2018 over 2017	2017 over 2016	2018 over 2017	2017 over 2016
Employee compensation	$39,329	$33,498	$27,643	$5,831	$5,855	17%	21%
Buildings, facilities and technology	8,580	7,552	7,365	1,028	187	14%	3%
Travel, advertising and promotion	26,399	23,475	23,688	2,924	(213)	12%	(1)%
Other costs of services	13,122	11,160	6,552	1,962	4,608	18%	70%
A&M costs of services	$87,430	$75,685	$65,248	$11,745	$10,437	16%	16%

2018 performance

A&M costs of services increased $11.7 million, or 16%, in 2018 compared to 2017 primarily due to the Acquisition, in line with higher activity and costs associated with the inspection activities that support online marketplaces, which more customers used as our business continued to expand especially in North America. In particular, we significantly increased costs related to GovPlanet’s contracts with government agencies.

2017 performance

A&M costs of services increased $10.4 million, or 16% in 2017 compared to 2016 primarily due to the Acquisition, which drove the increase in our online marketplace GTV and revenues. The increase in online marketplace revenue resulted in an increase in the costs incurred to earn those revenues, which were primarily related to inspection activities. Other costs of services include storage and shipping costs, primarily associated with costs to move equipment off government facilities as part of our GovPlanet channel activities.

Ritchie Bros.	42

Cost of inventory sold

A&M costs of inventory sold increased $67.8 million, or 22%, in 2018 compared to 2017. This increase was primarily due to an increase in the volume of inventory contracts.

A&M costs of inventory sold decreased $206.9 million, or 40%, in 2017 compared to 2016, in line with the decrease in revenue from inventory sales in the comparative period.

SG&A expenses

A&M SG&A expenses, which include our corporate head office support costs, are presented by nature below:

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2018	2017	2016	2018 over 2017	2017 over 2016	2018 over 2017	2017 over 2016
Employee compensation	$235,384	$198,523	$173,329	$36,861	$25,194	19%	15%
Buildings, facilities and technology	59,061	51,504	47,790	7,557	3,714	15%	8%
Travel, advertising and promotion	35,007	29,071	23,310	5,936	5,761	20%	25%
Professional fees	15,494	12,388	12,506	3,106	(118)	25%	(1)%
Other SG&A expenses	18,603	17,388	15,382	1,215	2,006	7%	13%
A&M SG&A expenses	$363,549	$308,874	$272,317	$54,675	$36,557	18%	13%

Our A&M segment SG&A expenses increased $54.7 million, or 18%, in 2018 compared to 2017. The increase was primarily due to the Acquisition, continued investments in talent to support growth of our businesses and initiatives, share unit expenses, and operational costs incurred to support GovPlanet’s non-rolling stock contracts with the Defense Logistics Agency. The Acquisition drove increases in technology support costs, travel and advertising to support our online marketplace sales. Of the $8.8 million increase in our share unit expenses in 2018, $3.3 million related to mark-to-market costs driven by growth in our share price over the comparative period and $2.2 million related to the incremental compensation costs from the modifications of our share unit plans.

Our A&M segment SG&A expenses increased $36.6 million, or 13%, in 2017 compared to 2016. The increase is primarily due to the Acquisition, including increased headcount, travel costs, and search engine fees associated with our online marketplace channel, as well as merit increases and higher bank fees attributable to our new credit facility.

Other Services Segment
Results of Other Services segment operations

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2018	2017	2016	2018 over 2017	2017 over 2016	2018 over 2017	2017 over 2016
Service revenues	$123,508	$100,394	$81,803	$23,114	$18,591	23%	23%
Costs of services	71,628	57,504	48,048	14,124	9,456	25%	20%
SG&A expenses	19,127	14,397	11,212	4,730	3,185	33%	28%
Other services profit	$32,753	$28,493	$22,543	$4,260	$5,950	15%	26%

2018 performance

Revenue from other services grew $23.1 million, or 23%, in 2018 compared to 2017. This increase was primarily due to increases in RBFS of $7.1 million, logistical services revenues of $4.5 million, Asset Appraisal Services (“AAS”) of $3.2 million, and Mascus of $2.1 million.

Funded volume, which represents the amount of lending brokered by RBFS, increased 41% from $306.4 million in 2017 to $431.5 million in 2018. RBFS segment revenues were $23.2 million in 2018, a 44% increase compared to $16.1 million in 2017. RBFS operating profit increased 47% over the same comparative period to $12.6 million from $8.2 million. Logistical services revenues grew primarily to support our European customers.

Other services profit increased $4.3 million, primarily due to segment profit earned from RBFS.

Ritchie Bros.	43

2017 performance

Revenue from other services grew $18.6 million, or 23%, in 2017 compared to 2016. This increase was primarily due to the Acquisition, which added $3.4 million of AAS revenue in 2017, RBFS, Mascus, and RB Logistics.

Funded volume, which represents the amount of lending brokered by RBFS, increased 17% from $261.4 million in 2016 to $306.4 million in 2017. RBFS segment revenues were $16.1 million in 2017, a 26% increase compared to $12.8 million in 2016. RBFS operating profit increased 28% over the same comparative period to $8.2 million from $6.4 million.

Other services profit increased $6.4 million, primarily due to segment profit earned from AAS and RBFS.

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). Financial information about our equity and share-based payments is set forth in our consolidated financial statement footnotes 24 “Equity and Dividends” and 25 “Share-based Payments” in “Part II, Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Share repurchase program

Our normal course issuer bid (“NCIB”) that was approved by the TSX on March 1, 2016 expired on March 2, 2017 and was not renewed. No share purchases were made pursuant to the NCIB, or by any other means, during the year end December 31, 2018.

Liquidity and Capital Resources

We assess our liquidity based on our ability to generate cash to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, payment of dividends, our net capital spending2, and significant acquisitions of businesses.

Operating activities continue to be the primary source of our cash, as well as borrowings from our revolving credit facilities to fund significant acquisitions and various business activities. Cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing, size, and number of auctions during the period, the volume of our inventory contracts, the timing of the receipt of auction proceeds from buyers and of the payment of net amounts due to consignors, as well as the location of the auction with respect to restrictions on the use of cash generated therein.

Cash flows

	Year ended December 31,
				$ Change		% Change
(in U.S. $000's)	2018	2017	2016	2018 over 2017	2017 over 2016	2018 over 2017	2017 over 2016
Cash provided by (used in):
Operating activities	$144,280	$147,568	$177,558	$(3,288)	$(29,990)	(2)%	(17)%
Investing activities	(30,953)	(710,954)	(116,862)	680,001	(594,092)	(96)%	508%
Financing activities	(134,107)	119,263	404,143	(253,370)	(284,880)	(212)%	(70)%
Effect of changes in foreign currency rates	(4,769)	17,150	4	(21,919)	17,146	(128)%	428650%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(25,549)	$(426,973)	$464,843	$401,424	$(891,816)	(94)%	(192)%

Operating activities

2018 performance

Cash provided by operating activities decreased $3.3 million, or 2%, during 2018 compared to 2017. This decrease was primarily due to changes in certain of our operating assets and liabilities, which exceed the $46.2 million increase in our net income. Changes in inventory used $68.7 million more cash during 2018 compared to 2017. $27.8 million of this increase was attributable to non-rolling stock inventory related to our GovPlanet business. The remainder of the increase was primarily due to increases in inventory held in Europe and the United States. Excluding the non-rolling stock inventory, approximately 64% of the remaining December 31, 2018 balance of inventory is expected to sell at live on site auctions during the first quarter of 2019 and another 22% by the end of the second quarter of 2019, with the remaining balance to be sold online or via Private Treaty.

2 We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	44

2017 performance

Cash provided by operating activities decreased $30.0 million, or 17%, during 2017 compared to 2016. This decrease was primarily due to a decrease in cash earnings, which included decreases in net income of $18.2 million, and a decrease in non-cash charges, which included decreases in impairment losses of $19.3 million. Changes in certain of our operating assets and liabilities also contributed to the decline in cash flow from operations. Particularly, changes in inventory used $35.1 million more cash during 2017 compared to 2016. This was primarily due to large inventory packages held at the end of 2015 being sold in the February 2016 Orlando auction, combined with a large inventory package held in Canada at the end of 2017 that relates to a dispersal of oil and gas equipment, most of which was sold in March 2018.

Investing activities

Net cash used in investing activities decreased $680.0 million during 2018 compared to 2017. This decrease is primarily due to the May 2017 acquisition of IronPlanet for $675.9 million (net of cash acquired). The remainder of the change is primarily due to $6.1 million of proceeds on disposal of an equity investment in 2018.

CAPEX intensity presents net capital spending as a percentage of revenue. We believe that comparing CAPEX intensity on a trailing 12-month basis for different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues.

The following table presents CAPEX intensity and agency proceeds CAPEX rate (non-GAAP measure), as well as reconciles those metrics to property, plant and equipment additions, intangible asset additions, proceeds on disposition of property, plant and equipment, and total revenues, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	Year ended December 31,
				% Change
(in U.S. $ millions)	2018	2017	2016	2018 over 2017	2017 over 2016
Property, plant and equipment additions	$16.9	$10.8	$18.9	$56%	(43)%
Intangible asset additions	26.1	28.6	17.6	(9)%	63%
Proceeds on disposition of property plant and equipment	(10.6)	(5.0)	(6.7)	112%	(25)%
Net capital spending	$32.4	$34.4	$29.8	$(6)%	15%
Total revenues	1,170.0	971.2	1,127.0	20%	(14)%
Less: cost of inventory sold	(374.3)	(306.5)	(513.3)	22%	(40)%
Less: ancillary and logistical service expenses	(66.6)	(54.2)	(47.2)	23%	15%
Agency proceeds (non-GAAP measure)	$729.1	$610.5	$566.5	$19%	8%
CAPEX intensity	2.8%	3.5%	2.6%	-70 bps	90 bps
Agency Proceeds CAPEX rate (non-GAAP measure)	4.4%	5.6%	5.3%	-120 bps	30 bps

(1)	Agency proceeds CAPEX* rate is a non-GAAP financial measure that we believe, when compared on a trailing 12-month basis to different financial periods provides useful information as to the amount of capital expenditure that we require to generate revenues. It is not a measure of liquidity.
(2)	Agency proceeds CAPEX* rate is calculated by dividing net capital spending by agency proceeds (non-GAAP measure).

2018 performance

CAPEX intensity for 2018 decreased compared to CAPEX intensity for 2017, primarily due to total revenues increasing 20% and net capital spending decreasing 6% over the comparative period. Net capital spending decreased primarily due to two excess properties sales in the fourth quarter of 2018. This decrease was partially offset by increased spending on property, plant and equipment additions primarily relating to our auction sites and two warehouse facilities housing our non-rolling stock inventory. Operating Free Cash Flow (“OFCF”) (non-GAAP measure) decreased $1.3 million to $111.9 million for 2018 due to the decrease in cash provided by operating activities offset by lower net capital spending.

Ritchie Bros.	45

2017 performance

CAPEX intensity for 2017 increased compared to CAPEX intensity for 2016, primarily due to the net capital spending increase of 15% combined with the decrease in revenue of 14% over the comparative period. The net capital spending increase was primarily due to an increase in the capitalization of costs of intangible assets under development. Significant software development projects in 2017 included systems integration following the Acquisition and other acquisitions, as well as enhanced functionality for our online marketplace sales channel. The decrease in cash provided by operating activities combined with the increase in net capital spending resulted in a decrease in OFCF (non-GAAP measure) of $34.6 million, or 23%, to $113.2 million in 2017 from $147.8 million in 2016.

Financing activities

Financing activities used net cash of $134.1 million in 2018, primarily for $80.0 million of voluntary debt repayments and $75.7 million of dividend payments. This was partially offset by $28.5 million of cash provided by the issuance of share capital related to stock option exercises.

Financing activities provided net cash of $119.3 million in 2017 with $198.5 million more borrowings, net of repayments, and $9.9 million of cash provided by the issuance of share capital related to stock option exercises. The 2017 net borrowings were primarily related to our term loans used to finance the Acquisition. The 2017 net cash inflows were partially offset by $72.8 million of dividend payments and $12.6 million of debt issue costs.

Financing activities provided net cash of $404.1 million in 2016 with $509.0 million more borrowings, net of repayments, and $24.3 million of cash provided by the issuance of share capital related to stock option exercises. The 2016 net borrowings primarily related to our unsecured senior notes (the “Notes”) used to finance the Acquisition. The 2016 net cash inflows were partially offset by $73.9 million of dividend payments, a $36.7 million share repurchase, $10.6 million of debt issue costs, and $6.8 million of debt extinguishment costs.

Dividend information

We declared and paid regular cash dividends of $0.17 per common share for the quarters ended December 31, 2017 and March 31, 2018. We declared and paid regular cash dividends of $0.18 per common share for the quarters ended June 30, 2018 and September 30, 2018. We have declared, but not yet paid, a dividend of $0.18 per common share for the quarter ended December 31, 2018. All dividends we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 62.3% in 2018 from 97.1% in 2017. This decrease was primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio (non-GAAP measure) decreased to 64.3% in 2018 from 83.0% in 2017.

Our dividend payout ratio in 2017 increased to 97.1% from 76.8% in 2016. This increase is primarily the result of the decrease in net income attributable to stockholders combined with the increase in our dividends paid to stockholders, year-over-year. Our adjusted dividend payout ratio (non-GAAP measure) increased to 83.0% in 2017 from 57.2% in 2016.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 260 bps to 7.9% in 2018 from 5.3% in 2017. This increase is primarily due to a $46.5 million, or 62%, increase in net income attributable to stockholders over the comparative period, combined with the impact of $80.0 million in voluntary debt repayments on average invested capital during 2018. Return on invested capital (“ROIC”) (non-GAAP measure) increased 140 bps to 7.6% in 2018 from 6.2% in 2017.

Return on average invested capital decreased 350 bps to 5.3% in 2017 from 8.8% in 2016. This decrease is primarily due to a $375.7 million, or 36%, increase in average invested capital year-over-year, which was driven by the issuance of the Notes in the fourth quarter of 2016 and the delayed-draw term loans borrowed in the second quarter of 2017. Also contributing to the decrease in return on average invested capital over this comparative period was a $16.8 million, or 18%, decrease in net income attributable to stockholders. ROIC (non-GAAP measure) decreased 560 bps to 6.2% in 2017 from 11.8% in 2016.

Ritchie Bros.	46

Credit facilities

Credit facilities at December 31, 2018 and 2017 were as follows:

	Year ended December 31,
(in U.S. $000's)	2018	2017	% Change
Committed
Term loan facility	$224,581	$316,546	(29)%
Revolving credit facilities	500,000	685,000	(27)%
Total credit facilities	$724,581	$1,001,546	(28)%
Unused
Term loan facility	$-	$-	0%
Revolving credit facilities	467,801	646,991	(28)%
Total credit facilities unused	$467,801	$646,991	(28)%

Term loan facility

During 2018, we made voluntary prepayments totalling $80.0 million on the term loan denominated in U.S. dollars. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the Acquisition and is not available for other corporate purposes upon repayment of amounts borrowed under that facility.

Revolving credit facilities

Our syndicated credit facility is made available under the terms of our credit agreement with a syndicate of lenders, for which Bank of America, N.A. is the administrative agent (the “Credit Agreement”). On June 21, 2018, we reduced the amount available on our committed revolving credit facilities by $185.0 million. At December 31, 2018, of the remaining $500.0 million in committed, revolving credit facilities, $490.0 million is available pursuant to our Credit Agreement and $10.0 million relates to credit facilities in certain foreign jurisdictions.

At December 31, 2018, the syndicated credit facility provided us with:

•	Revolving facilities of up to $490.0 million;

•	The term loan facility mentioned above, which was used to finance the Acquisition; and

•	At our election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the revolving facilities in an aggregate amount of up to $50.0 million.

Borrowings under the Credit Agreement bear floating rates of interest, which, at our option, are based on either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or LIBOR (or such floating rate customarily used by the syndicate for currencies other than U.S. dollars). In either case, an applicable margin is added to the rate. The applicable margin ranges from 0.25% to 1.50% for base rate loans, and 1.25% to 2.50% for LIBOR (or the equivalent of such currency) loans, depending on our leverage ratio at the time of borrowing.

As at December 31, 2018, we also had $10.0 million in credit facilities in certain foreign jurisdictions including a $5.0 million revolving credit facility expiring on October 27, 2021 and a demand facility that has no maturity date.

On December 31, 2018, we had $467.8 million of unused committed revolving credit facilities., which consisted of:

•	$458.7 million under our syndicated credit facility that expires on October 27, 2021;

•	$5.0 million under a foreign credit facility that expires on October 27, 2021; and

•	$4.1 million under a foreign demand credit facility that has no maturity date.

Debt

At December 31, 2018, our short-term debt of $19.9 million consisted of borrowings under our committed revolving credit facilities and had a weighted average annual interest rate of 2.3%. This compares to current borrowings of $7.0 million at December 31, 2017 with a weighted average annual interest rate of 2.7%.

Ritchie Bros.	47

As at December 31, 2018, we had a total of $711.3 million long-term debt with a weighted average annual interest rate of 5.1%. This compares to long-term debt of $812.9 million as at December 31, 2017 with a weighted average annual interest rate of 4.8%.

Senior unsecured notes

On December 21, 2016, we completed the offering of the Notes for an aggregate principal amount of $500.0 million. The Notes bear interest at a rate of 5.375% per annum and have a maturity date of January 15, 2025. The proceeds of the offering were used to finance the Acquisition. The Notes are jointly and severally guaranteed on an unsecured basis, subject to certain exceptions, by each of our subsidiaries that is a borrower or guarantees indebtedness under the Credit Agreement

Debt covenants

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

We were in compliance with all financial and other covenants applicable to our credit facilities at December 31, 2018.

Credit ratings

As noted above, the Acquisition was primarily funded by our Notes and the term loan. We also make use of our short-term debt to fund certain operations, which may include inventory purchases. Should our credit ratings, currently issued by Moody’s Investors Services (“Moody’s”) and Standard and Poor’s Global Ratings (“S&P”), improve to investment grade then certain of the covenants contained in the Notes and the Credit Agreement (described above) would be suspended or eliminated.

On December 4, 2018, S&P revised its outlook on the Company to positive from stable and raised its issue-level rating on our Notes to BB from BB-. On December 19, 2018, Moody’s upgraded our corporate family rating to Ba2 from Ba3, our issuer-level rating on our Notes to Ba3 from B2, and our term loan rating to Ba1 from Ba2. Moody’s ratings outlook for the Company remains stable.

A credit rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and should be evaluated independently of any other rating.

Contractual obligations at December 31, 2018

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(in U.S. $000's)	Total	1 year	years	years	5 years
Long-term debt obligations:
Principal	$724,581	$13,126	$211,455	$-	$500,000
Interest	201,237	36,960	70,214	53,750	40,313
Capital lease obligations	16,208	5,480	7,891	2,837	-
Operating lease obligations	97,028	15,988	23,830	14,877	42,333
Purchase obligations	1,151	1,151	-	-	-
Share unit liabilities	3,715	3,715	-	-	-
Other non-current liabilities	3,292	-	1,091	20	2,181
Total contractual obligations	$1,047,212	$76,420	$314,481	$71,484	$584,827

Ritchie Bros.	48

Our long-term debt obligations included in the table above consist of draws under the Credit Agreement and our Notes. Our finance leases relate primarily to computer, automotive, and yard equipment. Our operating leases relate primarily to land on which we operate regional auction sites and administrative buildings, located in North America, Central America, Europe, the Middle East, and Asia. Other operating leases include leases of automotive, yard, and office equipment. Purchase obligations relate to capital expenditure commitments we have made with respect to property, plant and equipment and intangible assets. Share unit liabilities reflect the amounts of the future cash-settlement obligations of share units earned that, as of December 31, 2018, are expected to vest.

In the normal course of our business, we may guarantee a minimum level of proceeds in connection with the sale at auction of a consignor’s equipment. Our total exposure as at December 31, 2018 from these guarantee contracts was $40.0 million, compared to $30.9 million at December 31, 2017, which we anticipate will be fully covered by the proceeds that we will receive from the sale at auction of the related equipment, plus our commission. We do not record any liability in our financial statements in respect of these guarantee contracts, and they are not reflected in the contractual obligations table above.

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

Valuation of performance share units subject to market conditions

We initially measure the cost of performance share units, which are subject to market vesting conditions, using a Monte Carlo simulation model. The fair value of awards expected to vest is expensed over the respective remaining service period, with the corresponding increase to APIC recorded in equity. Estimating fair value for share-based payment transactions requires determination of the most appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate also requires determination of the most appropriate inputs to the valuation model, including the expected life of the share unit, volatility and dividend yield, as well as making assumptions about them.

Ritchie Bros.	49

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

A&M reporting unit goodwill

For the year ended December 31, 2018, we performed a qualitative assessment of the A&M reporting unit and we concluded there were no indicators of impairment that existed and therefore further quantitative analysis was not required.

Mascus reporting unit goodwill

Goodwill arising from the acquisition of Mascus forms part of the reporting unit on December 31, 2018, and we performed the US GAAP goodwill impairment test. Using the cash flow methodology of the earnings approach, the fair value of the Mascus reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate. In determining our future cash flows, we estimated an annual revenue growth rate of 8% and an operating margin ranging between 41% to 49% from 2019 to 2023. We estimated a discount rate of 12% reflecting the risk premium on this reporting unit, and a terminal growth rate of 3.5% for the period beyond five years. As the fair value of the Mascus reporting unit was greater than its carrying amount, management concluded that Mascus goodwill was not impaired at December 31, 2018.

Recoverability of indefinite-lived intangible assets

We perform impairment tests on indefinite-lived intangible assets, which are certain of our trade names and trademarks, on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. Indefinite-lived intangible asset impairment testing involves determination of the unit of accounting, which we determined to be at the same level as our operating segments for A&M and Mascus. For the year ended December 31, 2018, we determined that there were no indicators of impairment for the indefinite-lived intangible assets under our A&M and Mascus reporting units.

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

Changes in tax rates and tax law are accounted for in the period of enactment. On December 22, 2017, new federal tax reform legislation was enacted in the U.S., resulting in significant changes from previous tax law. The TCJA reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.   ASC 740, Income Taxes, requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled, which may impact the carrying values of deferred tax assets and liabilities.  The effect of a change in tax law is recorded as a discrete component of the income tax provision related to continuing operations in the period of enactment.  Changes in the valuation allowance assessment due to the 2017 TCJA would also be recorded to continuing operations in the tax provision. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is provided.

Ritchie Bros.	50

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

Topic 606 Adoption

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

For further details on Topic 606, refer to the Annual Report on Form 10-K for the year ended December 31, 2017 and the Quarterly Report on Form 10-Q for the period ended March 31, 2018, June 30, 2018, and September 30, 2018.

Ritchie Bros.	51

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

Future changes in accounting policies – recent accounting standards not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. We will adopt the standard effective January 1, 2019, and utilize the optional transition approach, which permits us to apply the new lease standards at the adoption date and recognize a cumulative -effect adjustment to the opening balance of retained earnings in the period of adoption.

We are finalizing our assessment of the potential impact of the standard and we expect a significant increase in total liabilities with an offsetting increase to the right-of-use asset relating to operating leases. We do not believe the standard will materially affect our consolidated net earnings. We do not expect the standard to impact on our debt-covenant compliance under our current agreements.

Ritchie Bros.	52

Non-GAAP Measures

We reference various non-GAAP measures throughout this Annual Report on Form 10-K. These measures do not have a standardized meaning and are, therefore, unlikely to be comparable to similar measures presented by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with generally accepted accounting principles. Non-GAAP financial measures referred to in this report are labeled as “non-GAAP measure” or designated as such with an asterisk (*).

As previously disclosed, effective January 1, 2018, we adopted Topic 606, under which revenue from inventory sales and ancillary and logistical services are presented gross of the related expenses rather than net.  In conjunction with such adoption of Topic 606, we introduced agency proceeds as a supplemental, non-GAAP measure in addition to total revenues, as we felt this would be helpful to investors in better understanding the sometimes-volatile nature of our revenues given that the portion of our revenues derived from inventory, as opposed to consignments, can fluctuate considerably. Further, agency proceeds was introduced to provide supplementary information to our investors and analysts consistent with what management uses to assess the performance of our business and was never intended to substitute the Company’s revenue, which is calculated in accordance with US GAAP.  The Company believed it was important to present agency proceeds to help readers understand the relationship of revenues with the cost of the assets sold under inventory contracts and ancillary and logistical service expenses.

Notwithstanding the foregoing, following receipt of a recent comment letter from, and subsequent communications with, the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”), the SEC has requested that we discontinue use of such agency proceeds measure.  As such, while we have made continued use of agency proceeds in this Annual Report on Form 10-K as part of an agreed transition period, beginning in the first quarter of 2019 our future earnings releases will no longer disclose agency proceeds.

Agency Proceeds*, Adjusted Operating Income*, and Agency Proceeds Adjusted Operating Income Rate* Reconciliation

Our income statement scorecard includes the performance metric, agency proceeds*, and agency proceeds adjusted operating income rate*. Agency proceeds* is also an element of the performance criteria for certain annual short-term incentive awards we grant to our employees and officers. We believe that comparing these for different financial periods provides useful information about the growth or decline of our operating income for the relevant financial period.

The following table reconciles agency proceeds*, adjusted operating income*, and agency proceeds adjusted operating income rate* to total revenues, operating income, and operating income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Year ended December 31,
				% Change
(in U.S. $000's)	2018	2017	2016	2018 over 2017	2017 over 2016
Operating income	$185,189	$107,454	$135,722	72%	(21)%
Pre-tax adjusting item:
Accelerated vesting of assumed options	-	4,752	-	(100)%	100%
Acquisition and finance structure advisory	-	9,063	-	(100)%	100%
Severance and retention	1,501	3,613	-	(58)%	100%
Impairment loss	-	8,911	28,243	(100)%	(68)%
Adjusted operating income (non-GAAP measure)	186,690	133,793	163,965	40%	(18)%
Total revenues	1,170,026	971,191	1,126,977	20%	(14)%
Less: cost of inventory sold	(374,339)	(306,498)	(513,348)	22%	(40)%
Less: ancillary and logistical service	(66,576)	(54,176)	(47,234)	23%	15%
Agency proceeds (non-GAAP measure)	$729,111	$610,517	$566,395	19%	8%

Operating income margin	15.8%	11.1%	12.0%	470 bps	-90 bps
Agency proceeds adjusted operating income rate (non-GAAP measure)	25.6%	21.9%	28.9%	370 bps	-700 bps

(1)	Please refer to page 60 for a summary of adjusting items for the years ended December 31, 2018, 2017, and 2016.
(2)	Adjusted operating income* is calculated by eliminating adjusting items from operating income.
(3)	Agency proceeds* is calculated by subtracting the cost of inventory sold and ancillary and logistical service expenses from total revenues.
(4)	Agency proceeds adjusted operating income rate* is calculated by dividing adjusted operating income* by agency proceeds*.

Ritchie Bros.	53

Adjusted Net Income Attributable to Stockholders* and Diluted Adjusted EPS Attributable to Stockholders* Reconciliation

We believe that adjusted net income attributable to stockholders* provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted Adjusted EPS attributable to stockholders* eliminates the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of an equity accounted for investment, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’.

The following table reconciles adjusted net income attributable to stockholders* and diluted adjusted EPS attributable to stockholders* to net income attributable to stockholders and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements:

	Year ended December 31,
				% Change
(in U.S. $000's, except share and per share data)	2018	2017	2016	2018 over 2017	2017 over 2016
Net income attributable to stockholders	$121,479	$75,027	$91,832	62%	(18)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4,752	-	(100)%	100%
Acquisition and finance structure advisory	-	9,063	-	(100)%	100%
Severance and retention	1,501	3,613	-	(58)%	100%
Gain on sale of equity accounted for investment	(4,935)	-	-	100%	0%
Impairment loss	-	8,911	28,243	(100)%	(68)%
Debt extinguishment costs	-	-	6,787	-	(100)%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2,447)	-	(100)%	100%
Severance and retention	(376)	(748)	-	(50)%	100%
Debt extinguishment costs	-	-	(1,787)	-	(100)%
Deferred income tax effect of adjusting items:
Impairment loss	-	(2,361)	(1,798)	(100)%	31%
Severance and retention	-	(368)	-	(100)%	100%
Current income tax adjusting item:
Change in uncertain tax provision	-	2,290	-	(100)%	100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	-	(10,070)	-	(100)%	100%
Adjusted net income attributable to
stockholders (non-GAAP measure)	$117,669	$87,662	$123,277	$34%	(29)%
Effect of dilutive securities	$-	$(152)	$-	$(100)%	100%
Weighted average number of
dilutive shares outstanding	109,388,236	108,113,151	107,457,794	1%	1%

Diluted earnings per share attributable to stockholders	$1.11	$0.69	$0.85	$60%	(19)%
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$1.08	$0.81	$1.15	$33%	(29)%

(1)	Please refer to page 60 for a summary of adjusting items for the years ended December 31, 2018, 2017, and 2016.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Ritchie Bros.	54

Adjusted EBITDA* and Agency Proceeds Adjusted EBITDA Rate* Reconciliation

We believe adjusted EBITDA*, and agency proceeds adjusted EBITDA rate* provide useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* and agency proceeds adjusted EBITDA rate* to net income and net income margin, which are the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Year ended December 31,
				% Change
(in U.S. $000's)	2018	2017	2016	2018 over 2017	2017 over 2016
Net income	$121,506	$75,306	$93,512	61%	(19)%
Add: depreciation and amortization expenses	66,614	52,694	40,861	26%	29%
Add: interest expense	44,527	38,291	5,564	16%	588%
Less: interest income	(2,888)	(3,194)	(1,863)	(10)%	71%
Add: income tax expense	31,006	2,088	36,982	1385%	(94)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4,752	-	(100)%	100%
Acquisition and finance structure advisory	-	9,063	-	(100)%	100%
Severance and retention	1,501	3,613	-	(58)%	100%
Gain on sale of equity accounted for investment	(4,935)	-	-	100%	0%
Impairment loss	-	8,911	28,243	(100)%	(68)%
Debt extinguishment costs	-	-	6,787	0%	(100)%
Adjusted EBITDA (non-GAAP measure)	257,331	191,524	210,086	34%	(9)%

Total revenues	1,170,026	971,191	1,126,977	20%	(14)%
Less: cost of inventory sold	(374,339)	(306,498)	(513,348)	22%	(40)%
Less: ancillary and logistical service expenses	(66,576)	(54,176)	(47,234)	23%	15%
Agency proceeds (non-GAAP measure)	$729,111	$610,517	$566,395	19%	8%

Net income margin	10.4%	7.8%	8.3%	260 bps	-50 bps
Agency proceeds adjusted EBITDA rate (non-GAAP measure)	35.3%	31.4%	37.1%	390 bps	-570 bps

(1)	Please refer to page 60 for a summary of adjusting items for the years ended December 31, 2018, 2017, and 2016.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income excluding the pre-tax effects of adjusting items.
(3)	Agency proceeds* is calculated by subtracting the cost of inventory sold and ancillary and logistical service expenses from total revenues.
(4)	Agency proceeds adjusted EBITDA rate* presents adjusted EBITDA* as a multiple of agency proceeds*.

Ritchie Bros.	55

Adjusted EBITDA* and Adjusted Net Debt/Adjusted EBITDA* Reconciliation
We believe that comparing adjusted net debt/adjusted EBITDA* on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are discussed further below under “Liquidity and Capital Resources”.

The following table reconciles adjusted EBITDA* and adjusted net debt/adjusted EBITDA* to debt, cash and cash equivalents, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	Year ended December 31,
							% Change
(in U.S. $ millions)	2018		2017		2016		2018 over 2017	2017 over 2016
Short-term debt	$19.9		$7.0		$23.9		$184%	-71%
Long-term debt	711.3		812.9		595.7		-12%	36%
Debt	731.2		819.9		619.6		-11%	32%
Less: cash and cash equivalents	(237.7)		(267.9)		(207.9)		-11%	29%
Adjusted net debt (non-GAAP measure)	493.5		552.0		411.7		-11%	34%

Net income	$121.5		$75.3		$93.5		$61%	-19%
Add: depreciation and amortization expenses	66.6		52.7		40.9		26%	29%
Add: interest expense	44.5		38.3		5.6		16%	584%
Less: interest income	(2.9)		(3.2)		(1.9)		-9%	68%
Add: income tax expense	31.0		2.1		36.9		1376%	-94%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-		4.8		-		-100%	100%
Acquisition and finance structure advisory	-		9.1		-		-100%	100%
Severance and retention	1.5		3.6		-		-58%	100%
Gain on sale of equity accounted for investment	(4.9)		-		-		100%	-
Impairment loss	-		8.9		28.2		-100%	-68%
Debt extinguishment costs	-		-		6.8		-	-100%
Adjusted EBITDA (non-GAAP measure)	$257.3		$191.5		$210.1		$34%	-9%

Debt/net income	6	x	10.9	x	6.6	x	-46%	65%
Adjusted net debt/adjusted EBITDA (non-GAAP measure)	1.9	x	2.9	x	2	x	-34%	825%

(1)	Please refer to page 60 for a summary of adjusting items for the years ended December 31, 2018, 2017, and 2016.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and current income tax expense, and subtracting interest income and deferred income tax recovery from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt/adjusted EBITDA* is calculated by dividing adjusted net debt by adjusted EBITDA*.

Ritchie Bros.	56

A&M Agency Proceeds*, and A&M Agency Proceeds Rate* Reconciliation

We believe A&M agency proceeds* and A&M agency proceeds rate* provide useful information about the performance of our operations by comparing the margins we earn on our contracts for different financial periods. We believe A&M segment total revenues are best understood by considering their relationship to GTV. The metric we use to measure this performance is A&M revenue rate.

The following table reconciles A&M agency proceeds* and A&M agency proceeds rate* results to A&M total revenues and A&M revenue rate, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				% Change
(in U.S. $000's)	2018	2017	2016	2018 over 2017	2017 over 2016
A&M total revenues	$1,046,518	$870,797	$1,045,174	20%	(17)%
Less: cost of inventory sold	(374,339)	(306,498)	(513,348)	22%	(40)%
A&M agency proceeds (non-GAAP measure)	672,179	564,299	531,826	19%	6%
GTV	$4,964,165	$4,467,982	$4,334,815	11%	3%
A&M revenue rate	21.1%	19.5%	24.1%	160 bps	-460 bps
A&M agency proceeds rate (non-GAAP measure)	13.5%	12.6%	12.3%	90 bps	30 bps

(1)	A&M revenue rate is calculated as A&M total revenues divided by GTV.
(2)	A&M agency proceeds rate* provides useful information about the performance of our operations by comparing the margins we earn on our contracts for different financial periods. A&M agency proceeds rate* is calculated by dividing A&M agency proceeds* by GTV.

Operating Free Cash Flow* (“OFCF”) Reconciliation

We believe OFCF*, when compared on a trailing 12-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes OFCF* as a performance metric. OFCF* is also an element of the performance criteria for certain annual short-term incentive awards we grant to certain executives.

The following table reconciles OFCF* to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in, or calculated from, our consolidated statements of cash flows:

	Year ended December 31,
				% Change
(in U.S. $ millions)	2018	2017	2016	2018 over 2017	2017 over 2016
Cash provided by operating activities	$144.3	$147.6	$177.6	$(2)%	(17)%
Property, plant and equipment additions	16.9	10.8	18.9	56%	(43)%
Intangible asset additions	26.1	28.6	17.6	(9)%	63%
Proceeds on disposition of property
plant and equipment	(10.6)	(5.0)	(6.7)	112%	(25)%
Net capital spending	$32.4	$34.4	$29.8	$(6)%	15%
OFCF (non-GAAP measure)	$111.9	$113.2	$147.8	$(1)%	(23)%

(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	57

Adjusted Net Income Attributable to Stockholders* and Adjusted Dividend Payout Ratio* Reconciliation

We believe that adjusted net income attributable to stockholders* provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted dividend payout ratio* for different financial periods provides useful information about how well our net income supports our dividend payments.

The following table reconciles adjusted net income attributable to stockholders* and adjusted dividend payout ratio* to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				% Change
(in U.S. $ millions)	2018	2017	2016	2018 over 2017	2017 over 2016
Dividends paid to stockholders	$75.7	$72.8	$70.5	$4%	3%
Net income attributable to stockholders	$121.5	$75.0	$91.8	$62%	(18)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4.8	-	(100)%	100%
Acquisition and finance structure advisory	-	9.1	-	(100)%	100%
Severance and retention	1.5	3.6	-	(58)%	100%
Impairment loss	-	8.9	28.2	(100)%	(68)%
Debt extinguishment costs	-	-	6.8	-	(100)%
Gain on sale of equity accounted for investment	(4.9)	-	-	0%	-
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2.4)	-	100%	100%
Severance and retention	(0.4)	(0.7)	-	(43)%	100%
Debt extinguishment costs	-	-	(1.8)	-	(100)%
Deferred income tax effect of adjusting items:					0%
Severance and retention	-	(0.4)	-	100%	100%
Impairment loss	-	(2.4)	(1.8)	100%	33%
Current income tax adjusting item:
Change in uncertain tax provision	-	2.3	-	(100)%	100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	-	(10.1)	-	100%	100%
Adjusted net income attributable to
stockholders (non-GAAP measure)	$117.7	$87.7	$123.3	$34%	(29)%
Dividend payout ratio	62.3%	97.1%	76.8%	-3480 bps	2030 bps
Adjusted dividend payout ratio (non-GAAP measure)	64.3%	83.0%	57.2%	-1870 bps	2580 bps

(1)	Please refer to page 60 for a summary of adjusting items for the years ended December 31, 2018, 2017, and 2016.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Adjusted dividend payout ratio* is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders*.

Ritchie Bros.	58

Adjusted Net Income Attributable to Stockholders* and ROIC* Reconciliation

We believe that comparing ROIC on a trailing 12-month basis for different financial periods, provides useful information about the after-tax return generated by our investments.

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders, long-term debt, stockholders’ equity, return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				% Change
(in U.S. $ millions)	2018	2017	2016	2018 over 2017	2017 over 2016
Net income attributable to stockholders	$121.5	$75.0	$91.8	$62%	(18)%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4.8	-	(100)%	100%
Acquisition and finance structure advisory	-	9.1	-	(100)%	100%
Severance and retention	1.5	3.6	-	(58)%	100%
Impairment loss	-	8.9	28.2	(100)%	(68)%
Debt extinguishment costs	-	-	6.8	-	(100)%
Gain on sale of equity accounted for investment	(4.9)	-	-	100%	-
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2.4)	-	(100)%	100%
Severance and retention	(0.4)	(0.7)	-	(43)%	100%
Debt extinguishment costs	-	-	(1.8)	-	(100)%
Deferred income tax effect of adjusting items:
Severance and retention	-	(0.4)	-	(100)%	100%
Impairment loss	-	(2.4)	(1.8)	(100)%	33%
Current income tax adjusting item:
Change in uncertain tax provision	-	2.3	-	(100)%	100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	-	(10.1)	-	(100)%	100%
Adjusted net income attributable to
stockholders (non-GAAP measure)	$117.7	$87.7	$123.3	$34%	(29)%
Opening long-term debt	$812.9	$595.7	$97.9	$36%	508%
Ending long-term debt	711.3	812.9	595.7	(12)%	36%
Average long-term debt	$762.1	$704.3	$346.8	$8%	103%
Opening stockholders' equity	$739.7	$687.1	$703.2	$8%	(2)%
Ending stockholders' equity	830.6	739.7	687.1	12%	8%
Average stockholders' equity	785.2	713.4	695.2	10%	3%
Average invested capital	$1,547.3	$1,417.7	$1,042.0	$9%	36%

Return on average invested capital	7.9%	5.3%	8.8%	260 bps	-350 bps
ROIC (non-GAAP measure)	7.6%	6.2%	11.8%	140 bps	-560 bps

(1)	Please refer to page 60 for a summary of adjusting items for the years ended December 31, 2018, 2017, and 2016.
(2)	ROIC* is calculated as adjusted net income attributable to stockholders* (non-GAAP measure) divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	Return on average invested capital is calculated as adjusted net income attributable to stockholders* divided by adjusted average invested capital*.

Ritchie Bros.	59

Adjusting items for the year ended December 31, 2018

•	$1.5 million ($1.1 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition;
•	$4.9 million ($4.9 million after tax, or $0.04 per diluted share) due to gain on sale of an equity accounted for investment.

Adjusting items for the year ended December 31, 2017

•	$2.2 million ($1.6 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition;
•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the Tax Cuts and Jobs Act.
•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition;
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs;
•	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition;
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets.
•	$2.3 million ($2.3 million after tax, or $0.02 per diluted share) charge related to the change in uncertain tax provisions.

Adjusting items for the year ended December 31, 2016

•	$6.8 million ($5.0 million after tax, or $0.05 per diluted share) charge related to the early termination of pre-existing debt
•	$28.2 million ($26.4 million after tax, or $0.25 per diluted share) impairment loss on EquipmentOne reporting unit goodwill and customer relationships

Ritchie Bros.	60

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We conduct operations in local currencies in countries around the world, but we use the U.S. dollar as our presentation currency. As a result, we are exposed to currency fluctuations and exchange rate risk. We cannot accurately predict the future effects of foreign currency fluctuations on our financial condition or results of operations, or quantify their effects on the macroeconomic environment. The proportion of revenues denominated in currencies other than the U.S. dollar in a given period will differ from the annual proportion for the year ended December 31, 2018, which was 50%, depending on the size and location of auctions held during the period. On annual basis, we expect fluctuations in revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar. As part of our debt management strategies, we continue to monitor our exposure to interest rate risk, and while we have not entered in to interest rate swaps to fix the interest rate on our variable rate debt, we may consider hedging specific borrowings if we deem it appropriate in the future.

During 2018, we recorded a net decrease in our foreign currency translation adjustment balance of $13.8 million, compared to a net increase of $24.6 million in 2017 and a net decrease of $10.0 million in 2016. Our foreign currency translation adjustment arises from the translation of our net assets denominated in currencies other than the U.S. dollar to the U.S. dollar for reporting purposes. Based on our exposures to foreign currency transactions as at December 31, 2018, and assuming all other variables remain constant, a 10% appreciation or depreciation of the Canadian dollar and Euro against the U.S. dollar would result in an increase/decrease of approximately $22.4 million in our consolidated comprehensive income, of which $21.7 million relates to our foreign currency translation adjustment and $0.7 million to our net income.

Interest Rate Risk

At December 31, 2018, our short-term debt and the remainder of our long-term debt consisted of loans under the Credit Agreement and foreign credit facilities, which usually mature up to one year from inception. Those loans bear interest, at our option, at a rate equal to either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or LIBOR (or such floating rate customarily used by the syndicate for currencies other than U.S. dollars). In either case, an applicable margin is added to the rate. As at December 31, 2018, we had a total of $242.1 million in loans (short-term and those refinanced on a long-term basis) bearing floating rates of interest, as compared to $332.6 million at December 31, 2017. Based on the amount owing as at December 31, 2018, and assuming all other variables remain constant, a change in the U.S. prime rate by 100 bps would result in an increase/decrease of approximately $3.1 million in the pre-tax interest we accrue per annum.

Our exposure to interest rate risk decreased at December 31, 2018 compared to December 31, 2017, primarily due to the repayment of $91.0 million, on the term loans, during 2018. The Notes, which represent 69% of our long-term debt, bear interest at a fixed rate of 5.375% per annum. The proportion of fixed-to-floating interest rates is expected to increase as we make the required principal repayments on our delayed draw term loans and execute on our debt management strategies. As part of our debt management strategies, we continue to monitor our exposure to interest rate risk, and while we have not adopted a long-term hedging strategy to protect against interest rate fluctuations associated with our variable rate debt, we may consider hedging specific borrowings if we deem it appropriate in the future.

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

Ritchie Bros.	61

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ritchie Bros. Auctioneers Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ritchie Bros. Auctioneers Incorporated (the “Company“) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with US generally accepted accounting principles.

Adoption of ASU No. 2014-09

As discussed in Note 2(y) to the consolidated financial statements, the Company changed its method of accounting for the presentation of revenue in 2017 and 2016 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers .

Report on Internal Control over Financial Reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated 28 February 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Chartered Professional Accountants

We have served as the Company‘s auditor since 2013.

Vancouver, Canada

February 28, 2019

Ritchie Bros.	62

Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

Year ended December 31,	2018	2017	2016
Revenues:
Service revenues	$749,515	$624,417	$555,843
Revenue from inventory sales	420,511	346,774	571,134
Total revenues	1,170,026	971,191	1,126,977

Operating expenses:
Costs of services	159,058	133,189	113,296
Cost of inventory sold	374,339	306,498	513,348
Selling, general and administrative expenses	382,676	323,270	283,529
Acquisition-related costs	5,093	38,272	11,829
Depreciation and amortization expenses	66,614	52,694	40,861
Gain on disposition of property, plant and equipment	(2,731)	(1,656)	(1,282)
Impairment loss	-	8,911	28,243
Foreign exchange (gain) loss	(212)	2,559	1,431
Total operating expenses	984,837	863,737	991,255
Operating income	185,189	107,454	135,722

Interest expense	(44,527)	(38,291)	(5,564)
Debt extinguishment costs	-	-	(6,787)
Other income, net	11,850	8,231	7,123
Income before income taxes	152,512	77,394	130,494

Income tax expense (recovery):
Current income tax	24,767	19,356	40,341
Deferred income tax	6,239	(17,268)	(3,359)
	31,006	2,088	36,982

Net income	$121,506	$75,306	$93,512

Net income attributable to:
Stockholders	$121,479	$75,027	$91,832
Non-controlling interests	27	279	1,680
Net income	$121,506	$75,306	$93,512

Earnings per share attributable to stockholders:
Basic	$1.12	$0.70	$0.86
Diluted	$1.11	$0.69	$0.85

Weighted average number of shares
outstanding:
Basic	108,063,349	107,044,348	106,630,323
Diluted	109,388,236	108,113,151	107,457,794

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	63

Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

Year ended December 31,	2018	2017	2016

Net income	$121,506	$75,306	$93,512
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(13,792)	24,670	(9,847)

Total comprehensive income	$107,714	$99,976	$83,665

Total comprehensive income attributable to:
Stockholders	$107,716	$99,639	$81,839
Non-controlling interests	(2)	337	1,826
	$107,714	$99,976	$83,665

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	64

Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

As at December 31	2018	2017
Assets

Cash and cash equivalents	$237,744	$267,910
Restricted cash	67,823	63,206
Trade and other receivables	129,257	92,105
Inventory	113,294	38,238
Other current assets	49,055	27,610
Income taxes receivable	6,365	19,418
Total current assets	603,538	508,487

Property, plant and equipment	486,599	526,581
Other non-current assets	29,395	31,554
Intangible assets	245,622	261,094
Goodwill	671,594	670,922
Deferred tax assets	15,648	18,674
Total assets	$2,052,396	$2,017,312

Liabilities and Equity

Auction proceeds payable	$203,503	$199,245
Trade and other payables	201,255	164,553
Income taxes payable	2,312	732
Short-term debt	19,896	7,018
Current portion of long-term debt	13,126	16,907
Total current liabilities	440,092	388,455

Long-term debt	698,172	795,985
Other non-current liabilities	41,980	46,773
Deferred tax liabilities	35,519	32,334
Total liabilities	1,215,763	1,263,547

Commitments
Contingencies
Contingently redeemable performance
share units	923	9,014
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares
authorized, issued and outstanding shares:
108,682,030 (December 31, 2017: 107,269,783)	181,780	138,582
Additional paid-in capital	56,885	41,005
Retained earnings	648,255	602,609
Accumulated other comprehensive loss	(56,277)	(42,514)
Stockholders' equity	830,643	739,682
Non-controlling interest	5,067	5,069
Total stockholders' equity	835,710	744,751
Total liabilities and equity	$2,052,396	$2,017,312

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	65

Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

	Attributable to stockholders								Contingently
			Additional		Accumulated	Non-		Non-	redeemable
	Common stock		paid-In		other	controlling		controlling	performance
	Number of		capital	Retained	comprehensive	interest	Total	interest	share units
	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("NCI")	("PSUs")
Balance, December 31, 2015	107,200,470	$131,530	$27,728	$601,051	$(57,133)	$4,183	$707,359	$24,785	$-
Net income	-	-	-	91,832	-	346	92,178	1,334	-
Other comprehensive income (loss)	-	-	-	-	(9,993)	(23)	(10,016)	169	-
	-	-	-	91,832	(9,993)	323	82,162	1,503	-
Change in value of contingently redeemable NCI	-	-	-	(21,186)	-	-	(21,186)	21,186	-
Stock option exercises	1,081,531	30,670	(6,332)	-	-	-	24,338	-	-
Stock option tax adjustment	-	-	443	-	-	-	443	-	-
Stock option compensation expense	-	-	5,507	-	-	-	5,507	-	-
Modification of PSUs	-	-	-	(70)	-	-	(70)	-	2,175
Equity-classified PSU expense	-	-	283	-	-	-	283	-	1,698
Equity-classified PSU dividend equivalents	-	-	9	(62)	-	-	(53)	-	42
Change in value of contingently
redeemable equity-classified PSUs	-	-	-	(35)	-	-	(35)	-	35
NCI acquired in a business combination	-	-	-	-	-	596	596	-	-
Acquisition of NCI	-	-	-	-	-	(226)	(226)	(44,141)	-
Shares repurchased	(1,460,000)	(36,726)	-	-	-	-	(36,726)	-	-
Cash dividends paid	-	-	-	(70,459)	-	(103)	(70,562)	(3,333)	-
Balance, December 31, 2016	106,822,001	$125,474	$27,638	$601,071	$(67,126)	$4,773	$691,830	$-	$3,950
Net income	-	-	-	75,027	-	279	75,306	-	-
Other comprehensive income	-	-	-	-	24,612	58	24,670	-	-
	-	-	-	75,027	24,612	337	99,976	-	-
Change in value of contingently redeemable NCI	-	-	-	-	-	-	-	-	-
Stock option exercises	444,571	13,017	(3,081)	-	-	-	9,936	-	-
Stock option compensation expense	-	-	13,700	-	-	-	13,700	-	-
Assumption of stock options on
acquisition of IronPlanet	-	-	2,330	-	-	-	2,330		-
Settlement of equity-classified PSUs	3,211	91					91		(172)
Modification of PSUs	-	-	-	(382)	-	-	(382)	-	1,803
Equity-classified PSU expense	-	-	340	-	-	-	340	-	3,189
Equity-classified PSU dividend equivalents	-	-	78	(227)	-	-	(149)	-	149
Change in value of contingently
redeemable equity-classified PSUs	-	-	-	(95)	-	-	(95)	-	95
NCI acquired in a business
combination	-	-	-	-	-	-	-	-	-
Acquisition of NCI	-	-	-	-	-	-	-	-	-
Cash dividends paid	-	-	-	(72,785)	-	(41)	(72,826)	-	-
Balance, December 31, 2017	107,269,783	$138,582	$41,005	$602,609	$(42,514)	$5,069	744,751	$-	$9,014
Net income	-	-	-	121,479	-	27	121,506	-	-
Other comprehensive loss	-	-	-	-	(13,763)	(29)	(13,792)	-	-
	-	-	-	121,479	(13,763)	(2)	107,714	-	-
Stock option exercises	1,235,154	37,308	(8,784)	-	-	-	28,524	-	-
Issuance of common stock related
to vesting of share units	177,093	5,890	(1,662)	(326)	-	-	3,902	-	(7,803)
Stock option compensation expense	-	-	8,252	-	-	-	8,252	-	-
Modification of PSUs	-	-	12,365	958	-	-	13,323	-	(6,622)
Equity-classified PSU expense	-	-	5,384	-	-	-	5,384	-	5,872
Equity-classified PSU dividend equivalents	-	-	325	(678)	-	-	(353)	-	353
Change in fair value of contingently redeemable PSUs	-	-	-	(109)	-	-	(109)		109
Cash dividends paid	-	-	-	(75,678)	-	-	(75,678)	-	-

Balance, December 31, 2018	108,682,030	$181,780	$56,885	$648,255	$(56,277)	$5,067	835,710	$-	$923

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	66

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

Year ended December 31,	2018	2017	2016
Cash provided by (used in):
Operating activities:
Net income	$121,506	$75,306	$93,512
Adjustments for items not affecting cash:
Depreciation and amortization expenses	66,614	52,694	40,861
Impairment loss	-	8,911	28,243
Stock option compensation expense	8,252	13,700	5,507
Equity-classified PSU expense	11,256	3,529	1,981
Deferred income tax expense (recovery)	6,239	(17,268)	(3,359)
Unrealized foreign exchange loss	951	254	1,947
Gain on disposition of property, plant and equipment	(2,731)	(1,656)	(1,282)
Amortization of debt issuance costs	4,995	3,056	359
Gain on disposition of equity investment	(4,935)	-	-
Other, net	(2,317)	(1,237)	(893)
Net changes in operating assets and liabilities	(65,550)	10,279	10,682
Net cash provided by operating activities	144,280	147,568	177,558
Investing activities:
Acquisition of IronPlanet, net of cash acquired	-	(675,851)	-
Acquisition of Mascus, net of cash acquired	-	-	(28,123)
Acquisition of Petrowsky	-	-	(6,250)
Acquisition of contingently redeemable NCI	-	-	(41,092)
Acquisition of NCI	-	-	(226)
Acquisition of Kramer	-	-	(11,138)
Property, plant and equipment additions	(16,860)	(10,812)	(18,918)
Intangible asset additions	(26,152)	(28,584)	(17,558)
Proceeds on disposition of property, plant and equipment	10,586	4,985	6,691
Proceeds on disposal of equity investment	6,147	-	-
Other, net	(4,674)	(692)	(248)
Net cash used in investing activities	(30,953)	(710,954)	(116,862)
Financing activities:
Dividends paid to stockholders	(75,678)	(72,785)	(70,459)
Dividends paid to NCI	-	(41)	(3,436)
Issuances of share capital	28,524	9,936	24,338
Share repurchase	-	-	(36,726)
Payment of withholding taxes on issuance of shares	(3,901)	-	-
Proceeds from short-term debt	19,715	6,971	67,584
Repayment of short-term debt	(6,628)	(24,479)	(57,516)
Proceeds from long-term debt	-	325,000	647,091
Repayment of long-term debt	(91,013)	(108,985)	(148,158)
Debt issue costs	-	(12,624)	(10,644)
Debt extinguishment costs	-	-	(6,787)
Repayment of finance lease obligations	(3,950)	(2,322)	(1,655)
Other, net	(1,176)	(1,408)	511
Net cash provided by (used in) financing activities	(134,107)	119,263	404,143
Effect of changes in foreign currency rates on
cash, cash equivalents, and restricted cash	(4,769)	17,150	4
Increase (decrease)	(25,549)	(426,973)	464,843
Beginning of period	331,116	758,089	293,246
Cash, cash equivalents, and restricted cash, end of period	$305,567	$331,116	$758,089

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	67

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

1.	General information

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

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the full retrospective method, which included restating prior years for comparative amounts. This new accounting policy resulted in a change in the financial statement presentation only on the income statement, as described in Note 2(y) New and amended accounting standards in this Annual Report on Form 10-K.

Revenues are comprised of:

•	Service revenues, including the following:

i.	Revenue from auction and marketplace (“A&M”) activities, including commissions earned at our live auctions, online marketplaces, and private brokerage services where we act as an agent for consignors of equipment and other assets, and various auction-related fees, including listing and buyer transaction fees; and

Ritchie Bros.	68

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.  Significant accounting policies

(c)	Revenue recognition (continued)

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

Ritchie Bros.	69

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies

(c)	Revenue recognition (continued)

Service revenues (continued)

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

(d)	Costs of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenues, and earning other fee revenues. Direct expenses include direct labour, buildings and facilities charges, and travel, advertising and promotion costs.

Costs of services incurred to earn online marketplace revenues in addition to the costs listed above also include inspection costs. Inspections are generally performed at the seller’s physical location. The cost of inspections includes payroll costs and related benefits for the Company’s employees that perform and manage field inspection services, the related inspection report preparation and quality assurance costs, fees paid to contractors who perform field inspections, related travel and incidental costs for the Company’s inspection service organization, and office and occupancy costs for its inspection services personnel. Costs of earning online marketplace revenues also include costs for the Company’s customer support, online marketplace operations, logistics, title and lien investigation functions.

Ritchie Bros.	70

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(d)	Costs of services (continued)

Costs of services incurred in earning other fee revenues include ancillary and logistical service expenses, direct labour (including commissions on sales), software maintenance fees, and materials. Costs of services exclude depreciation and amortization expenses.

(e)	Cost of inventory sold

Cost of inventory sold includes the purchase price of assets sold for the Company’s own account and is determined using a specific identification basis.

(f)	Share-based payments

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

At its August 2018 meeting, the Board of Directors resolved that, with respect to each of the RSU and PSU plans, there will no longer be a default in favour of cash settlement and, pursuant to the discretion granted under each plan, the Compensation Committee of the Board will determine whether to settle the awards in cash or in shares in the event of death of the participant. The Company intends to settle in shares. Prior to such resolution, the RSUs and PSUs awarded under the senior executive and employee PSU plans were intended to be settled in cash in the event of death of the participant, and as such, the contingently redeemable portion representing the amount that would be redeemable based on the conditions at the date of grant, to the extent attributable to prior service, was recognized as temporary equity. As a result of the resolution, that portion has been reclassified to additional paid in capital during the year.

Ritchie Bros.	71

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(f)	Share-based payments (continued)

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

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 25. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

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

(g)	Fair value measurement

Fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures financial instruments or discloses select non-financial assets at fair value at each balance sheet date. Also, fair values of financial instruments measured at amortized cost are disclosed in note 13.

The Company uses valuation techniques that are appropriate in the circumstances and for which sufficient data is available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs.

All assets and liabilities for which fair value is measured or disclosed in the financial statements at fair value are categorized within a fair value hierarchy, as disclosed in note 13, based on the lowest level input that is significant to the fair value measurement or disclosure. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

For assets and liabilities that are recognized in the financial statements at fair value on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period.

Ritchie Bros.	72

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(g)	Fair value measurement (continued)

For the purposes of fair value disclosures, the Company has determined classes of assets and liabilities on the basis of the nature, characteristics and risks of the assets or liability and the level of the fair value hierarchy as explained above.

(h)	Foreign currency translation

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

In preparing the financial statements of the individual subsidiaries, transactions in currencies other than the entity‘s functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are retranslated at the rates prevailing at that date. Foreign currency differences arising on retranslation of monetary items are recognized in earnings.  Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $9,602,000 for 2018 (2017: $18,129,000; 2016: $1,967,000).

(i)	Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand, deposits with financial institutions, and other short-term, highly liquid investments with original maturity of three months or less when acquired, that are readily convertible to known amounts of cash.

(j)	Restricted cash

In certain jurisdictions, local laws require the Company to hold cash in segregated bank accounts, which are used to settle auction proceeds payable resulting from live on site auctions and online marketplace sales conducted in those regions. In addition, the Company also holds cash generated from its online marketplace sales in separate escrow accounts, for settlement of the respective online marketplace transactions as a part of its secured escrow service. Restricted cash balances also include funds held in accounts owned by the Company in support of short-term stand-by letters of credit to provide seller security.

During the period from December 21, 2016 through May 31, 2017, non-current restricted cash consisted of funds held in escrow pursuant to the offering of senior unsecured notes (note 22), which were only available when the Company received approval to acquire IronPlanet Holdings, Inc. (“IronPlanet”) and whose use was restricted to the funding of the IronPlanet acquisition (note 29).

(k)	Trade and other receivables

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

Ritchie Bros.	73

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(l)	Inventories

Inventory consists of equipment and other assets purchased for resale in an upcoming live on site auction or online marketplace event. The Company typically purchases inventory for resale through a competitive process where the consignor or vendor has determined this to be the preferred method of disposition through the auction process. In addition, certain jurisdictions require auctioneers to hold title to assets and facilitate title transfer on sale. Inventory is valued at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation. As part of its government business, the Company purchases inventory for resale as part of its commitment to purchase certain surplus government property (note 26). The significant elements of cost include the acquisition price of the inventory and make-ready costs to prepare the inventory for sale that are not selling expenses and in-bound transportation costs. Write-downs to the carrying value of inventory are recorded in cost of inventory sold on the consolidated income statement.

(m)	Equity-accounted investments

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

(n)	Property, plant and equipment

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

Depreciation is provided to charge the cost of the assets to operations over their estimated useful lives based on their usage as follows:

Asset	Rate / term
Land improvements	10%
Buildings	15 - 30 years
Yard equipment	20 - 30%
Automotive equipment	30%
Computer software and equipment	3 - 5 years
Office equipment	20%
Leasehold improvements	Lease term

Ritchie Bros.	74

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(n)	Property, plant and equipment (continued)

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

(o)	Long-lived assets held for sale

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

(p)	Intangible assets

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

(q)	Impairment of long-lived and indefinite-lived assets

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

Ritchie Bros.	75

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(q)	Impairment of long-lived and indefinite-lived assets (continued)

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

(r)	Goodwill

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

(s)	Deferred financing costs

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

(t)	Taxes

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

Ritchie Bros.	76

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.	Significant accounting policies (continued)

(t)	Taxes (continued)

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

(u)	Contingently redeemable non-controlling interest

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

(v)	Earnings per share

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

Ritchie Bros.	77

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.  Significant accounting policies (continued)

(w)	Defined contribution plans

The employees of the Company are members of retirement benefit plans to which the Company matches up to a specified percentage of employee contributions or, in certain jurisdictions, contributes a specified percentage of payroll costs as mandated by the local authorities. The only obligation of the Company with respect to the retirement benefit plans is to make the specified contributions.

(x)	Advertising costs

Advertising costs are expensed as incurred. Advertising expense is included in costs of services and selling, general and administrative (“SG&A”) expenses on the accompanying consolidated income statements.

(y)	New and amended accounting standards

(i)	Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company implemented the new standard using a full retrospective method, in order to provide more useful comparative information to financial statement users.

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

Impact to reported results

The new presentation based on ASU 2014-09 results in an increase the amount of revenue reported but there is no change in the operating income compared to the prior presentation:

Year ended December 31, 2017
Consolidated income statement line item	As reported	New Revenue Standard Adjustment	Consolidated income statement line item	As Adjusted
Revenues	$610,517	$13,900	Service revenues	$624,417
		346,774	Revenue from inventory sales	346,774
		360,674	Total revenues	971,191
Costs of services	(79,013)	(54,176)	Costs of services	(133,189)
		(306,498)	Cost of inventory sold	(306,498)
	$531,504	$-		$531,504

Year ended December 31, 2016
Consolidated income statement line item	As reported	New Revenue Standard Adjustment	Consolidated income statement line item	As Adjusted
Revenues	$566,395	$(10,552)	Service revenues	$555,843
		571,134	Revenue from inventory sales	571,134
		560,582	Total revenues	1,126,977
Costs of services	(66,062)	(47,234)	Costs of services	(113,296)
		(513,348)	Cost of inventory sold	(513,348)
	$500,333	$-	Gross profit	$500,333

(ii)	Effective January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are applied retrospectively on the amendment date. The adoption of ASU 2016-15 resulted in the $1,302,000 Mascus contingent consideration paid in the second quarter of 2017 to be reclassified from operating to financing cash flows.

(z)	Recent accounting standards not yet adopted

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

ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the standard effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an “optional transition method”. The Company can transition to the new standard by using a “modified retrospective transition”, which reflects the new guidance from the beginning of the earliest period presented in the financial statements or the “optional transition method”, which permits the Company to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. If the optional transition method is utilized, the Company’s reporting for the comparative periods presented in the financial statements in which it adopts Topic 842 will continue to be reported pursuant to Topic 840. The Company has determined that it will utilize the optional transition method on adoption.

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

The Company is currently completing the implementation of its lease accounting system. We continue to assess the accuracy and completeness of lease data and validate internal controls. We are finalizing our assessment of the potential impact of the standard and we expect a significant increase in total liabilities with an offsetting increase to the right-of-use asset relating to operating leases. The Company does not believe the standard will materially affect our consolidated net earnings. We do not expect the standard to impact our debt-covenant compliance under our current agreements.

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

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

•	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;

•	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, Asset Appraisal Services, and Ritchie Bros. Logistical Services.

Ritchie Bros.	81

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

	Year ended December 31, 2018
	A&M	Other	Consolidated
Service revenues	$626,007	$123,508	$749,515
Revenue from inventory sales	420,511	-	420,511
Total revenues	$1,046,518	$123,508	$1,170,026
Costs of services	87,430	71,628	159,058
Cost of inventory sold	374,339	-	374,339
Selling, general and administrative expenses ("SG&A")	363,549	19,127	382,676
Segment profit	$221,200	$32,753	$253,953
Acquisition-related costs			5,093
Depreciation and amortization expenses ("D&A")			66,614
Gain on disposition of property, plant and equipment ("PPE")			(2,731)
Foreign exchange gain			(212)
Operating income			$185,189
Interest expense			(44,527)
Other income, net			11,850
Income tax expense			(31,006)
Net income			$121,506

Ritchie Bros.	82

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

	Year ended December 31, 2017
	A&M	Other	Consolidated
Service revenues	$524,023	$100,394	$624,417
Revenue from inventory sales	346,774	-	346,774
Total revenues	$870,797	$100,394	971,191
Costs of services	75,685	57,504	133,189
Cost of inventory sold	306,498	-	306,498
SG&A expenses	308,873	14,397	323,270
Impairment loss	8,911	-	8,911
Segment profit	$170,830	$28,493	$199,323
Acquisition-related costs			38,272
D&A expenses			52,694
Gain on disposition of PPE			(1,656)
Foreign exchange loss			2,559
Operating income			$107,454
Interest expense			(38,291)
Other income, net			8,231
Income tax expense			(2,088)
Net income			$75,306

Ritchie Bros.	83

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

	Year ended December 31, 2016
	A&M	Other	Consolidated
Service revenues	$474,040	81,803	$555,843
Revenue from inventory sales	571,134	-	571,134
Total revenues	$1,045,174	$81,803	1,126,977
Costs of services	65,248	48,048	113,296
Cost of inventory sold	513,348	-	513,348
SG&A expenses	272,317	11,212	283,529
Impairment loss	28,243	-	28,243
Segment profit	$166,018	$22,543	$188,561
Acquisition-related costs			11,829
D&A expenses			40,861
Gain on disposition of PPE			(1,282)
Foreign exchange loss			1,431
Operating income			$135,722
Interest expense			(5,564)
Debt extinguishment costs			(6,787)
Other income, net			7,123
Income tax expense			(36,982)
Net income			$93,512

Ritchie Bros.	84

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

The carrying value of goodwill of $651,359,000 has been allocated to A&M and $20,235,000 has been allocated to other. As in prior periods, the CODM does not evaluate the performance of its operating segments based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

As at December 31,	2018	2017
A&M	$651,359	$649,770
Other	20,235	21,152
	$671,594	$670,922

The Company‘s geographic information as determined by the revenue and location of assets, which represents property, plant and equipment is as follows:

	United States	Canada	Europe	Other	Consolidated
Total revenues for the year ended:
December 31, 2018	$548,695	$284,989	$180,817	$155,525	$1,170,026
December 31, 2017	452,599	245,106	127,706	145,780	971,191
December 31, 2016	555,837	293,956	109,024	168,160	1,126,977

	United States	Canada	Europe	Other	Consolidated
Long-lived assets:
December 31, 2018	$260,489	$100,983	$77,496	$47,631	$486,599
December 31, 2017	275,628	116,833	82,795	51,325	526,581

5.	Revenues

The Company’s revenue from the rendering of services is as follows:

Year ended December 31,	2018	2017	2016
Service revenues:
Commissions	$420,160	$394,397	$366,342
Fees	329,355	230,020	189,501
	749,515	624,417	555,843
Revenue from inventory sales	420,511	346,774	571,134
	$1,170,026	$971,191	$1,126,977

Ritchie Bros.	85

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

6.	Operating expenses

Costs of services

Year ended December 31,	2018	2017	2016
Ancillary and logistical service expenses	$66,576	$54,176	$47,234
Employee compensation expenses	41,391	35,440	27,856
Buildings, facilities and technology expenses	9,477	8,359	7,966
Travel, advertising and promotion expenses	27,606	23,994	23,688
Other costs of services	14,008	11,220	6,552
	$159,058	$133,189	$113,296

SG&A expenses

Year ended December 31,	2018	2017	2016
Employee compensation expenses	$249,115	$208,370	$180,929
Buildings, facilities and technology expenses	60,930	53,151	49,219
Travel, advertising and promotion expenses	36,728	30,440	24,384
Professional fees	16,768	13,522	13,344
Other SG&A expenses	19,135	17,787	15,653
	$382,676	$323,270	$283,529

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination, due diligence and integration planning related to the IronPlanet acquisition (note 29), and continuing employment costs that are recognized separately from our business combinations.

Year ended December 31,	2018	2017	2016
IronPlanet:
Other acquisition-related costs	$2,944	$34,653	$8,202
Other acquisitions:
Continuing employment costs	2,091	3,418	2,491
Other acquisition-related costs	58	201	1,136
	$5,093	$38,272	$11,829

Depreciation and amortization expenses

Year ended December 31,	2018	2017	2016
Depreciation expense	$29,021	$28,337	$30,983
Amortization expense	37,593	24,357	9,878
	$66,614	$52,694	$40,861

During the year ended December 31, 2018, depreciation expense of $494,000 (2017: $1,207,000; 2016: $2,880,000) and amortization expense of $18,996,000 (2017: $11,662,000; 2016: $7,218,000) were recorded relating to software.

Ritchie Bros.	86

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

7.	Impairment Loss

Goodwill impairment

The Company performs impairment tests on goodwill on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. Goodwill is tested for impairment at a reporting unit level, which is at the same level or one level below an operating segment. A goodwill impairment loss is recognized when the carrying amount of the reporting unit is greater than its fair value. The goodwill impairment loss is calculated as the excess of the carrying amount of the goodwill over its implied fair value. During the years ended December 31, 2018 and 2017, there was no goodwill impairment identified.

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

9.	Income taxes

The expense for the year can be reconciled to income before income taxes as follows:

Year ended December 31,	2018	2017	2016
Income before income taxes	$152,512	$77,394	$130,494
Statutory federal and provincial tax rate in Canada	27.00%	26.00%	26.00%

Expected income tax expense	$41,178	$20,122	$33,928

Non-deductible expenses	4,810	5,668	3,891
Adjustment to prior year provision to statutory tax returns	1,323	(528)	(824)
Changes in the valuation of deferred tax assets	(771)	(1,089)	(259)
Different tax rates of subsidiaries operating in foreign jurisdictions	(17,145)	(12,269)	(3,786)
U.S. tax reform impacts	4,899	(9,734)	-
Impairment of goodwill	-	-	6,129
Change in estimate of deductibility of stock options	-	(1,557)	-
Unrecognized tax benefits	(1,800)	3,291	799
Benefits of deductible stock options vested and exercised	(2,434)	(1,359)	(1,042)
Deductions for tax purposes in excess of accounting expenses	(383)	(380)	(490)
Other	1,329	(77)	(1,364)
	$31,006	$2,088	$36,982

Ritchie Bros.	88

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

9.	Income taxes (continued)

The income tax expense (recovery) consists of:

Year ended December 31,	2018	2017	2016
Canadian:
Current tax expense	$13,209	$14,245	$30,525
Deferred tax expense (recovery)	3,958	(10,192)	(2,068)

Foreign:
Current tax expense before application of operating loss carryforwards	19,851	8,987	12,126
Tax benefit of operating loss carryforwards	(8,293)	(3,876)	(2,310)
Total foreign current tax expense	11,558	5,111	9,816

Deferred tax expense before adjustment to opening valuation allowance	2,386	(6,317)	(1,291)
Adjustment to opening valuation allowance	(105)	(759)	-
Total foreign deferred tax expense (recovery)	2,281	(7,076)	(1,291)
	$31,006	$2,088	$36,982

The foreign provision for income taxes is based on foreign pre-tax earnings of $102,824,000, $64,252,000, and $25,139,000 in 2018, 2017, and 2016, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings. As of December 31, 2018, income taxes have not been provided on a cumulative total of $484,510,000 of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $8,799,000. Earnings retained by subsidiaries and equity-accounted investments amount to approximately $484,510,000 in 2018 (2017: $469,000,000; 2016: $450,000,000). The Company accrues withholding and other taxes that would become payable on the distribution of earnings only to the extent that either the Company does not control the relevant entity or it is expected that these earnings will be remitted in the foreseeable future.

Recent Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affected our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate limiting the deductibility of interest and executive compensation, creating new minimum taxes such as the Base Erosion Anti-Abuse Tax (“BEAT”) and Global Low Taxed Income (“GILTI”) tax, and adopting a territorial tax system.

In 2017, we recorded provisional amounts for certain enactment-date effects of the TCJA by applying the guidance in SAB 118 which was issued to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In accordance with the TCJA, we recorded $9,734,000 as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The total benefit included $10,070,000 related to the remeasurement of certain deferred tax assets and liabilities and $336,000 expense related to the transition tax.

December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the TCJA currently available which resulted in tax expense of $203,000 in the fourth quarter of 2018.  The computations which have now been determined to be complete, resulted in a $10,017,000 total benefit related to the remeasurement of certain deferred tax assets and liabilities and a total transition tax obligation of $486,000. We elected to account for GILTI as a current-period expense when incurred.

Ritchie Bros.	89

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

9.	Income taxes (continued)

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities were as follows:

As at December 31,	2018	2017
Deferred tax assets:
Working capital	$4,703	$9,583
Property, plant and equipment	6,385	6,495
Goodwill	-	1,016
Share-based compensation	4,923	5,733
Tax losses and tax credit carryforwards	48,881	52,251
Other	14,844	7,635
	79,736	82,713
Deferred tax liabilities:
Property, plant and equipment	$(10,918)	$(9,779)
Goodwill	(8,390)	(9,202)
Intangible assets	(54,810)	(54,401)
Other	(12,051)	(8,628)
	(86,169)	(82,010)
Net deferred tax assets (liabilities)	$(6,433)	$703

Valuation allowance	(13,438)	(14,363)
	$(19,871)	$(13,660)

At December 31, 2018, the Company had non-capital loss carryforwards that are available to reduce taxable income in the future years. These non-capital loss carryforwards expire as follows:

2019	$106
2020	4,232
2021	5,017
2022	3,543
2023 and thereafter	154,593
$167,491

The Company has capital loss carryforwards of approximately $9,292,000 in 2018 (2017: $11,343,000) available to reduce future capital gains and interest deduction carryforwards of $22,111,000 (2017: $4,602,000), both of which carryforward indefinitely.

Tax losses are denominated in the currency of the countries in which the respective subsidiaries are located and operate. Fluctuations in currency exchange rates could reduce the U.S. dollar equivalent value of these tax loss and tax credit carryforwards in future years.

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

Ritchie Bros.	90

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

9.	Income taxes (continued)

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

At December 31, 2018, the Company had gross unrecognized tax benefits of $22,584,000 (2017: $25,910,000). Of this total, $10,556,000 (2017: $13,737,000) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

Reconciliation of unrecognized tax benefits:

As at December 31,	2018	2017
Unrecognized tax benefits, beginning of year	$25,910	$19,262
Increases - tax positions taken in prior period	725	4,426
Decreases - tax positions taken in prior period	(107)	(124)
Increases - tax positions taken in current period	2,644	2,346
Settlement and lapse of statute of limitations	(4,944)	-
Currency translation adjustment	(1,644)	-
Unrecognized tax benefits, end of year	$22,584	$25,910

Interest expense and penalties related to unrecognized tax benefits are recorded within the provision for income tax expense on the consolidated income statement. At December 31, 2018, the Company had accrued $4,170,000 (2017: $3,677,000) for interest and penalties.

In the normal course of business, the Company is subject to audit by the Canadian federal and provincial taxing authorities, by the U.S. federal and various state taxing authorities and by the taxing authorities in various foreign jurisdictions. Tax years ranging from 2013 to 2018 remain subject to examination in Canada, the United States, Luxembourg, and the Netherlands.

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

Ritchie Bros.	91

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

10.	Contingently redeemable non-controlling interest in Ritchie Bros. Financial Services (continued)

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

11.	Earnings per share attributable to stockholders

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

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2018	stockholders	of shares	amount
Basic	$121,479	108,063,349	$1.12
Effect of dilutive securities:
Share units	-	459,503	-
Stock options	-	865,384	(0.01)
Diluted	$121,479	109,388,236	$1.11

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2017	stockholders	of shares	amount
Basic	$75,027	107,044,348	$0.70
Effect of dilutive securities:
Share units	(152)	353,880	-
Stock options	-	714,923	(0.01)
Diluted	$74,875	108,113,151	$0.69

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2016	stockholders	of shares	amount
Basic	$91,832	106,630,323	$0.86
Effect of dilutive securities:
Share units		91,997	-
Stock options	-	735,474	(0.01)
Diluted	$91,832	107,457,794	$0.85

Ritchie Bros.	92

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

12.	Supplemental cash flow information

Year ended December 31,	2018	2017	2016
Trade and other receivables	$(43,341)	$(19,161)	$6,419
Inventory	(77,292)	(8,557)	26,557
Advances against auction contracts	(8,266)	3,246	(1,012)
Prepaid expenses and deposits	646	1,178	(7,443)
Income taxes receivable	13,053	(6,067)	(10,686)
Auction proceeds payable	8,768	25,783	550
Trade and other payables	39,531	21,854	5,627
Income taxes payable	1,954	(3,986)	(8,657)
Share unit liabilities	1,070	(5,421)	4,503
Other	(1,673)	1,410	(5,176)
Net changes in operating assets and liabilities	$(65,550)	$10,279	$10,682

Net capital spending, which consists of property, plant and equipment and intangible asset additions, net of proceeds on disposition of property, plant and equipment, was $32,426,000 for the year ended December 31, 2018 (2017: $34,436,000, 2016: $29,785,000).

Year ended December 31,	2018	2017	2016
Interest paid, net of interest capitalized	$39,429	$23,360	$5,792
Interest received	2,888	3,196	1,861
Net income taxes paid	10,352	28,281	54,037

Non-cash purchase of property, plant and equipment under capital lease	$8,968	$8,820	$3,376

	2018	2017	2016
Cash and cash equivalents	$237,744	$267,910	$207,867
Restricted cash	67,823	63,206	550,222
Cash, cash equivalents, and restricted cash	$305,567	$331,116	$758,089

On December 21, 2016, the Company completed the offering of $500,000,000 aggregate principal amount of 5.375% senior unsecured notes due January 15, 2025 (note 22). Upon the closing of the offering, the gross proceeds from the offering were deposited in to an escrow account. The funds were released from escrow upon the closing of the acquisition of IronPlanet (note 29).

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

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

● Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;

● Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

● Level 3: Unobservable inputs for the asset or liability.

		December 31, 2018		December 31, 2017
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$237,744	$237,744	$267,910	$267,910
Restricted cash	Level 1	67,823	67,823	63,206	63,206
Short-term debt	Level 2	19,896	19,896	7,018	7,018
Long-term debt
Senior unsecured notes	Level 1	489,136	487,813	487,339	520,000
Term loans	Level 2	222,162	224,582	325,553	329,687

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

14.	Trade and other receivables

As at December 31,	2018	2017
Trade receivables	$112,680	$77,870
Consumption taxes receivable	16,099	13,592
Other receivables	478	643
	$129,257	$92,105

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. Trade receivables are due for settlement within three to seven days of the date of sale, after which they are interest bearing. Other receivables are unsecured and non-interest bearing.

As at December 31, 2018, there were $5,942,000 of impaired receivables that have been provided for (December 31, 2017: $5,443,000).

Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. The other classes within trade and other receivables do not contain impaired assets.

Ritchie Bros.	94

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

15.	Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. During the year ended December 31, 2018, the Company recorded an inventory write-down of $1,011,000 (2017: $834,000; 2016: $3,084,000).

16.	Other current assets

As at December 31,	2018	2017
Advances against auction contracts	$15,558	$7,336
Assets held for sale	15,051	584
Prepaid expenses and deposits	18,446	19,690
	$49,055	$27,610

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

Assets held for sale

Balance, December 31, 2016	$632
Site preparation costs	25
Reclassified from property, plant and equipment	411
Disposal	(484)
Balance, December 31, 2017	584
Reclassified from property, plant and equipment	20,610
Disposal	(6,143)
Balance, December 31, 2018	$15,051

As at December 31, 2018, the Company’s assets held for sale consisted of two excess auction sites located in the United States. Management made the strategic decision to sell these properties to maximize the Company’s return on invested capital. The estimated sales proceeds are expected to be in excess of the current book value. The properties have been actively marketed for sale, and management expects the sales to be completed within 12 months of December 31, 2018. This property belongs to the A&M reportable segment.

As at December 31, 2017, the Company’s assets held for sale consisted of excess auction sites located in the United States. Management made the strategic decision to sell this excess acreage to maximize the Company’s return on invested capital.

Ritchie Bros.	95

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

16.	Other current assets (continued)

Assets held for sale (continued)

During the year ended December 31, 2018, the Company sold excess auction site acreage in Prince George, Canada and Albuquerque, United States for net proceeds of $7,071,000 resulting in gains of $1,439,000 (2017: $602,000 gain related to the sale of property locate in Orlando, United States, and Truro, Canada; 2016: $493,000 gain related to the sale of property located in Denver, United States)

17.	Property, plant and equipment

As at December 31, 2018	Cost	Accumulated depreciation	Net book value
Land and improvements	$362,781	$(72,547)	$290,234
Buildings	252,182	(106,959)	145,223
Yard and automotive equipment	57,983	(36,640)	21,343
Computer software and equipment	70,623	(60,258)	10,365
Office equipment	28,490	(19,582)	8,908
Leasehold improvements	19,735	(16,240)	3,495
Assets under development	7,031	-	7,031
	$798,825	$(312,226)	$486,599

As at December 31, 2017	Cost	Accumulated depreciation	Net book value
Land and improvements	$379,546	$(68,706)	$310,840
Buildings	267,334	(103,544)	163,790
Yard and automotive equipment	58,209	(38,126)	20,083
Computer software and equipment	69,718	(60,451)	9,267
Office equipment	25,430	(18,745)	6,685
Leasehold improvements	21,467	(15,090)	6,377
Assets under development	9,539	-	9,539
	$831,243	$(304,662)	$526,581

During the year ended December 31, 2018, interest of $110,000 (2017: $110,000; 2016: $95,000) was capitalized to the cost of assets under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 4.06% (2017: 2.97%; 2016: 3.99%).

Additions during the year include $8,968,000 (2017: $8,820,000; 2016: $3,376,000) of property, plant and equipment under capital leases.

Ritchie Bros.	96

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

18.	Other non-current assets

As at December 31,	2018	2017
Tax receivable	$12,705	$12,851
Deferred debt issue costs	2,017	3,768
Equity-accounted investments	4,010	7,408
Other	10,663	7,527
	$29,395	$31,554

Equity-accounted investments

The Company holds a 48% share interest in a group of companies detailed below (together, the “Cura Classis entities”), which have common ownership. The Cura Classis entities provide dedicated fleet management services in three jurisdictions to a common customer unrelated to the Company.  The Company has determined the Cura Classis entities are variable interest entities and the Company is not the primary beneficiary, as it does not have the power to make any decisions that significantly affect the economic results of the Cura Classis entities.  Accordingly, the Company accounts for its investments in the Cura Classis entities following the equity method.

A condensed summary of the Company's investments in and advances to equity-accounted investees are as follows (in thousands of United States dollars, except percentages):

	Ownership	December 31,	December 31,
	percentage	2018	2017
Cura Classis entities	48%	$4,010	$4,720
Other equity investments	32%	-	2,688
		4,010	7,408

As a result of the Company’s investments, the Company is exposed to risks associated with the results of operations of the Cura Classis entities.  The Company has no other business relationships with the Cura Classis entities.  The Company’s maximum risk of loss associated with these entities is the investment carrying amount.

19.	Intangible assets

As at December 31, 2018	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$53,409	$(1,201)	$52,208
Customer relationships	124,986	(22,010)	102,976
Software	127,320	(48,522)	78,798
Software under development	11,640	-	11,640
	$317,355	$(71,733)	$245,622

Ritchie Bros.	97

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

19.	Intangible assets (continued)

As at December 31, 2017	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$53,566	$(461)	$53,105
Customer relationships	125,234	(9,487)	115,747
Software	110,201	(26,898)	83,303
Software under development	8,939	-	8,939
	$297,940	$(36,846)	$261,094

During the year ended December 31, 2018, the Company recognized an impairment loss of nil (2017: the Company recorded an impairment loss relating to certain software and software under development $8,911,000; 2016: the Company recorded an impairment loss on the Equipment One customer relationships of $4,669,000) (note 7).

At December 31, 2018, a net carrying amount of $61,883,000 (December 31, 2017: $59,380,000) included in intangible assets was not subject to amortization. During the year ended December 31, 2018, the cost of additions was reduced by $1,606,000 for recognition of tax credits (2017: $888,000; 2016: $1,094,000)

During the year ended December 31, 2018, interest of $460,000 (2017: $281,000; 2016: $356,000) was capitalized to the cost of software under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 4.09% (2017: 3.18%; 2016: 4.91%).

During the year ended December 31, 2018, the weighted average amortization period for all classes of intangible assets was 8.2 years (2017: 7.9 years; 2016:  8.2 years).

As at December 31, 2018, estimated annual amortization expense for the next five years ended December 31 are as follows:

2019	$35,651
2020	28,801
2021	23,303
2022	20,727
2023	16,567
$125,049

20.	Goodwill

Balance, December 31, 2016	$97,537
Additions	568,936
Foreign exchange movement	4,449
Balance, December 31, 2017	$670,922
Additions	3,671
Foreign exchange movement	(2,999)
Balance, December 31, 2018	$671,594

Ritchie Bros.	98

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

21.	Trade and other payables

As at December 31,	2018	2017
Trade payables	$93,482	$77,575
Accrued liabilities	63,666	55,332
Social security and sales taxes payable	19,390	14,693
Net consumption taxes payable	13,456	10,559
Share unit liabilities	3,714	5,407
Other payables	7,547	987
	$201,255	$164,553

22.	Debt

	Carrying amount
As at December 31,	2018	2017
Short-term debt	$19,896	$7,018

Long-term debt:

Term loans (previously referred to as Delayed draw term loans):
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 4.339%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2021	161,891	185,143
Denominated in United States dollars, secured, bearing interest at a weighted average rate of 4.497%, due in weekly installments of interest only and quarterly installments of principal, maturing in October 2021	62,690	144,544
Less: unamortized debt issue costs	(2,419)	(4,134)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(10,864)	(12,661)
Total long-term debt	711,298	812,892

Total debt	$731,194	$819,910

Long-term debt:
Current portion	$13,126	$16,907
Non-current portion	698,172	795,985
Total long-term debt	$711,298	$812,892

On October 27, 2016, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, and Bank of America, N.A. (“BofA”), as administrative agent. At that time, the Credit Agreement provided the Company with:

•	Multicurrency revolving facilities of up to $675,000,000 (the “Revolving facilities”);

•	A delayed draw term loan facility of up to $325,000,000 (the “Term loans”);

•	At the Company’s election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the Revolving facilities in an aggregate amount of up to $50,000,000.

Ritchie Bros.	99

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

22.	Debt (continued)

The Company may use the proceeds from the Revolving facilities for general corporate purposes. The amount available pursuant to the Terms loans was only available to finance the acquisition of IronPlanet and is not be available for other corporate purposes upon repayment of amounts borrowed under that facility. On May 31, 2017, the Company borrowed $325,000,000 under the Term loans to finance the acquisition of IronPlanet (note 29). The Term loans amortize in equal quarterly installments in an annual amount of 5% for the first two years and 10% in the third through fifth years, with the balance payable at maturity. Upon the closing of the acquisition the Credit Agreement became secured by the assets of the Company and certain of its subsidiaries in Canada and the United States. The Credit Agreement may become unsecured again, subject to the Company meeting specified credit rating or leverage ratio conditions.

On June 21, 2018, the Company reduced the amount available on the Company’s Revolving facilities by $185,000,000. At December 31, 2018, the Company’s Credit Agreement provides the Company with:

•	Revolving facilities of up to $490,000,000

•	Terms loans used to finance the acquisition of IronPlanet and

•	At the Company’s election and subject to certain conditions, including receipt of related commitments, incremental Term loan facilities and/or increases to the Revolving facilities in an aggregate amount of up to $50,000,000.

For the year ended December 31, 2018, the Company made scheduled debt repayments of $11,013,000 on the term loans (2017: $8,410,000). For the year ended December 31, 2018, the Company made voluntary prepayments totalling $80,000,000 (2017: $nil) on the term loan denominated in United States dollars. Prepayments are applied against future scheduled mandatory payments.

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

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and have a weighted average interest rate of 2.3% (December 31, 2017: 2.7%).

As at December 31, 2018, principal repayments for the remaining period to the contractual maturity dates are as follows:

Face value
2019	13,126
2020	17,502
2021	193,953
2022	-
2023	-
Thereafter	500,000
$724,581

As at December 31, 2018, the Company had unused committed revolving credit facilities aggregating $467,801,000 of which $463,673,000 is available until October 27, 2021.

Ritchie Bros.	100

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

23.	Other non-current liabilities

As at December 31,	2018	2017
Tax payable	$22,583	$25,958
Finance lease obligation	10,146	7,875
Share unit liabilities	-	2,865
Other	9,251	10,075
	$41,980	$46,773

24.	Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

In the years ended December 31, 2018 and December 31, 2017, there were no common shares repurchased. In 2016 1,460,000 common shares were repurchased at a weighted average (“WA”) share price of $25.16 per common share. The repurchased shares were cancelled on March 15, 2016.

Dividends

Declared and paid

The Company declared and paid the following dividends during the years ended December 31, 2018, 2017, and 2016:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Year ended December 31, 2018:
Fourth quarter 2017	January 26, 2018	$0.1700	February 16, 2018	$18,246	March 9, 2018
First quarter 2018	May 9, 2018	0.1700	May 30, 2018	18,342	June 20, 2018
Second quarter 2018	August 7, 2018	0.1800	August 29, 2018	19,528	September 19, 2018
Third quarter 2018	November 8, 2018	0.1800	November 28, 2018	19,562	December 19, 2018

Year ended December 31, 2017:
Fourth quarter 2016	January 23, 2017	$0.1700	February 10, 2017	$18,160	March 3, 2017
First quarter 2017	May 4, 2017	0.1700	May 23, 2017	18,188	June 13, 2017
Second quarter 2017	August 4, 2017	0.1700	August 25, 2017	18,210	September 15, 2017
Third quarter 2017	November 8, 2017	0.1700	November 29, 2017	18,227	December 20, 2017

Year ended December 31, 2016:
Fourth quarter 2015	January 15, 2016	$0.1600	February 12, 2016	$17,154	March 4, 2016
First quarter 2016	May 9, 2016	0.1600	May 24, 2016	17,022	June 14, 2016
Second quarter 2016	August 5, 2016	0.1700	September 2, 2016	18,127	September 23, 2016
Third quarter 2016	November 8, 2016	0.1700	November 28, 2016	18,156	December 19, 2016

Ritchie Bros.	101

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.	Equity and dividends (continued)

Declared and undistributed

In addition to the above dividends, since the end of the year the Directors have recommended the payment of a final dividend of $0.18 cents per common share, accumulating to a total dividend of $19,569,000. The aggregate amount of the proposed final dividend is expected to be paid out of retained earnings on March 9, 2019 to stockholders of record on February 15, 2019. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequence for the Company.

25.	Share-based payments

Share-based payments consist of the following compensation costs:

Year ended December 31,	2018	2017	2016
Stock option compensation expense:
SG&A expenses	$7,895	$8,948	$5,507
Acquisition-related costs	357	4,752	-
Share unit expense:
Equity-classified share units	11,256	3,529	1,981
Liability-classified share units	1,764	670	10,512
Employee share purchase plan -
employer contributions	2,174	1,813	1,597
	$23,446	$19,712	$19,597

Share unit expense and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plans

The Company has three stock option plans that provide for the award of stock options to selected employees, directors, and officers of the Company: a) Amended and Restated Stock Option Plan, b) IronPlanet 1999 Stock Plan, and c) IronPlanet 2015 Stock Plan. The IronPlanet 1999 Stock Plan and IronPlanet 2015 Stock Plan were assumed by the Company as part of the acquisition of IronPlanet (note 29).

Stock options are granted with an exercise price equal to the fair market value of the Company‘s common shares at the grant date, with vesting periods ranging from immediate to five years and terms not exceeding 10 years. At December 31, 2018, there were 2,478,321 (December 31, 2017: 3,402,481) shares authorized and available for grants of options under the stock option plans.

Ritchie Bros.	102

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.	Share-based payments (continued)

Stock option plans (continued)

Stock option activity for the years ended December 31, 2018, 2017, and 2016 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2015	3,276,078	23.40
Granted	1,268,101	24.34
Exercised	(1,081,531)	22.50		$9,380
Forfeited	(95,934)	24.32
Outstanding, December 31, 2016	3,366,714	$24.02	7.5	$33,601
Granted	970,947	31.07
Assumed in acquisition	737,358	14.26
Exercised	(444,571)	22.35		$3,762
Forfeited	(170,704)	19.38
Outstanding, December 31, 2017	4,459,744	$24.29	7.5	$17,649
Granted	923,199	32.14
Exercised	(1,235,154)	23.10		$14,808
Forfeited	(132,624)	25.91
Expired	(1,302)	25.76
Outstanding, December 31, 2018	4,013,863	$26.41	7.2	$25,374
Exercisable, December 31, 2018	2,074,873	$24.06	6.2	$17,963

The options outstanding at December 31, 2018 expire on dates ranging to November 15, 2028. The WA grant date fair value of options granted during the year ended December 31, 2018 was $7.69 per option (2017: $7.22; 2016: $4.72). The WA share price of options exercised during the year ended December 31, 2018 was $35.08 (2017: $30.81; 2016: $31.18).

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2018, 2017, and 2016 are presented in the following table on a weighted average basis:

Year ended December 31,	2018	2017	2016
Risk free interest rate	2.7%	2.0%	1.2%
Expected dividend yield	2.11%	2.15%	2.66%
Expected lives of the stock options	5 years	5 years	5 years
Expected volatility	28.1%	27.8%	26.5%

Ritchie Bros.	103

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.	Share-based payments (continued)

Stock option plans (continued)

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

The compensation expense arising from option grants is amortized over the relevant vesting periods of the underlying options. As at December 31, 2018, the unrecognized stock-based compensation cost related to the non-vested stock options was $4,702,000, which is expected to be recognized over a weighted average period of 1.9 years. Cash received from stock-based award exercises for the year ended December 31, 2018 was $28,524,000 (2017: $9,936,000; 2016: $24,338,000).  The actual tax benefit realized for the tax deductions from option exercise of the share based payment arrangements totaled $2,793,000 for the year ended December 31, 2018 (2017: $1,017,000; 2016: $1,464,000).

Ritchie Bros.	104

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.	Share-based payments (continued)

Share unit plans

Share unit activity for the years ended December 31, 2018, 2017, and 2016 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value	Number	value

Outstanding, December 31, 2015	-	$-	-	$-	421,585	$24.03	332,954	$22.70	57,996	$24.21
Granted	7,714	31.40	-	-	257,117	23.32	4,543	29.33	17,371	29.41
Transferred to (from) equity
awards on modification	257,934	27.34	-	-	(257,934)	23.86	-	-	-	-
Vested and settled	-	-	-	-	(68,683)	23.08	(162,306)	22.23	(1,847)	25.28
Forfeited	(21,680)	27.43	-	-	(40,756)	22.75	(15,182)	22.68	-	-

Outstanding, December 31, 2016	243,968	$27.48	-	$-	311,329	$23.96	160,009	$23.37	73,520	$25.41
Granted	136,073	30.28	125,152	26.93	98,775	31.21	878	32.30	19,967	29.67
Transferred to (from) equity
awards on modification	81,533	24.47	-	-	(81,533)	24.66	-	-	-	-
Vested and settled	(27,326)	26.82	-	-	(49,873)	23.64	(156,221)	23.33	-	-
Forfeited	-	-	-	-	(19,457)	26.39	-	-	-	-
Outstanding, December 31, 2017	434,248	$27.83	125,152	$26.93	259,241	$26.38	4,666	$26.42	93,487	$26.32
Granted	240,803	35.63	91,251	32.10	-	-	66	34.70	26,553	33.42
Transferred to equity
awards on modification	257,659	31.30	-	-	(257,659)	26.38	-	-	-	-
Vested and settled	(212,263)	33.78	-	-	-	-	(4,732)	26.54	(6,605)	23.16
Forfeited	(50,159)	31.41	(8,417)	32.00	(1,582)	26.45	-	-	-	-
Outstanding, December 31, 2018	670,288	$31.46	207,986	$28.99	-	$-	-	$-	113,435	$28.16

(1)	Liability-classified PSUs include PSUs awarded under the employee PSU plan and the previous 2013 PSU plan, in place prior to 2015, that are cash-settled and not subject to market vesting conditions.

The total market value of liability-classified share units vested and released during the year ended December 31, 2018 was $410,000 (2017: $6,521,000; 2016: $4,463,000). The Company modified the employee PSU plans from liability-classified to equity-classified share units prior to the 2018 vesting.

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

Share unit plans (continued)

Senior executive and employee PSU plans (continued)

Prior to May 2, 2016, the Company was only able to settle the PSU awards under the PSU Plans in cash, and as such, both the PSU Plans were classified as liability awards. The significant assumptions used to estimate the fair value of the liability-classified PSUs awarded under the employee PSU plan during 2017 and 2016 are presented in the following table on a weighted average basis:

Year ended December 31,	2017	2016
Risk free interest rate	1.5%	1.2%
Expected dividend yield	2.01%	2.40%
Expected lives of the PSUs	3 years	3 years
Expected volatility	28.9%	29.7%
Average expected volatility of comparable companies	33.4%	37.0%

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

2016 Modification

On May 2, 2016, the shareholders approved amendments to the PSU Plans, allowing the Company to choose whether to settle the awards in cash or in shares.

On May 2, 2016, the employee PSU plan remained classified as a liability and the senior executive PSU plan awards were reclassified to equity awards, based on the Company’s settlement intentions for each plan which remain unchanged at December 31, 2017.  No incremental compensation was recognized as a result of the modification. Unrecognized compensation expense based on the fair value of the senior executive PSU awards on the modification date will be amortized over the remaining service period.

2018 Modification

On March 1, 2018, the Company modified the market and performance vesting conditions for the PSUs. Concurrently, the PSUs under the employee PSU plan were reclassified to equity awards based on the Company’s settlement intentions. The weighted average fair value of the PSU awards outstanding on the modification date was $31.35.  The incremental compensation recognized as a result of the vesting condition modification was $1,400,000. The share unit liability related to the employee PSUs, representing the portion of the fair value attributable to past service, was $6,701,000, which was reclassified to equity on that date. No incremental compensation was recognized as a result of the employee PSU settlement modification.

Ritchie Bros.	106

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.	Share-based payments (continued)

Share unit plans (continued)

Senior executive and employee PSU plans (continued)

The fair value of the equity-classified PSUs awarded is estimated on modification date and on the date of grant using a Monte-Carlo simulation model. The significant assumptions used to estimate the fair value of the equity-classified PSUs awarded during 2018, 2017 and 2016 are presented in the following table on a weighted average basis:

Year ended December 31,	2018	2017	2016
Risk free interest rate	1.92%	1.4%	1.2%
Expected dividend yield	2.09%	1.92%	2.50%
Expected lives of the PSUs	3 years	3 years	3 years
Expected volatility	31.1%	28.2%	29.9%
Average expected volatility of comparable companies	34.1%	37.0%	37.0%

As at December 31, 2018, the unrecognized share unit expense related to equity-classified PSUs was $7,874,000, which is expected to be recognized over a weighted average period of 1.7 years.

Sign-on grant PSUs

On August 11, 2014, the Company awarded 102,375 one-time sign-on grant PSUs (the “SOG PSUs”) that are subject to market vesting conditions related to the Company’s share performance over rolling two, three, four, and five-year periods.  The SOG PSUs were modified in the current and comparative years, as detailed below in chronological order.

2017 modification

Prior to May 1, 2017, the Company was only able to settle the SOG PSU award in cash, and as such, the plan was classified as a liability award. On May 1, 2017 (the “2017 SOG modification date”), the shareholders approved amendments to the SOG PSU grant, allowing the Company to choose whether to settle the award in cash or in shares. The Company chose to settle in shares and, accordingly:

•	The shareholders authorized 150,000 shares to be issued for settlement of the SOG PSUs; and

•	The share unit liability, representing the portion of the fair value attributable to past service, of $1,421,000 was reclassified to equity.

The weighted average fair value of the SOG PSUs outstanding on the modification date was $24.47. No incremental compensation was recognized as a result of the modification. At the time of this modification, the SOG PSUs were contingently redeemable in cash in the event of death of the participant. Consequently, the Company reclassified $1,803,000 to temporary equity, representing the portion of the contingent redemption amount of the SOG PSUs as if redeemable on May 1, 2017, to the extent attributable to prior service.

2018 modification

On September 11, 2018, the Company modified the performance vesting conditions of the SOG PSUs. The modification impacted the third and fourth tranches of PSUs to vest. As a result of the modification, the actual number of units to vest will be determined by the Board of Directors of the Company based on absolute Total Shareholder Return (“TSR”) performance over the period commencing on July 1, 2017, and ending on the fourth and fifth anniversaries of the grant date.  Prior to this modification, the absolute TSR performance period commenced on August 11, 2014.

Ritchie Bros.	107

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.	Share-based payments (continued)

Share unit plans (continued)

Senior executive and employee PSU plans (continued)

Sign-on grant PSUs

The weighted average fair value of the PSU awards outstanding on the modification date was $43.34.  The incremental compensation recognized as a result of the vesting condition modification was $838,000. It was determined based on the change in fair value of the equity-classified SOG PSUs immediately before and after modification.  Significant assumptions used to estimate the fair value of the equity-classified SOG PSUs to determine the incremental compensation cost were as follows:

September 11, 2018	2018
Risk free interest rate	2.7%
Expected dividend yield	1.53%
Expected lives of the PSU	1 year
Expected volatility	29.2%

Unrecognized compensation expense based on the fair value of the SOG PSU award on the modification date will be amortized over the remaining service period.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

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

As at December 31, 2018, the unrecognized share unit expense related to equity-classified RSUs was $3,994,000, which is expected to be recognized over a weighted average period of 2.0 years.

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

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

As at December 31, 2018, the Company had a total share unit liability of $3,714,000 (2017: $2,645,000) in respect of share units under the DSU plans.

Ritchie Bros.	108

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.	Share-based payments (continued)

Employee share purchase plan

The Company has an employee share purchase plan that allows all employees that have completed two months of service to contribute funds to purchase common shares at the current market value at the time of share purchase. Employees may contribute up to 4% of their salary. The Company will match between 50% and 100% of the employee‘s contributions, depending on the employee‘s length of service with the Company.

26.	Commitments

Commitments for expenditures

As at December 31, 2018, the Company had committed to, but not yet incurred, $1,151,000 in capital expenditures for property, plant and equipment and intangible assets (December 31, 2017: $1,612,000).

Commitment for inventory purchase

The Company entered into a two-year non-rolling stock surplus contract with the U.S. Government Defense Logistics Agency (the “DLA”) in December 2017 with the option to extend for up to four-years. Pursuant to the contract the performance period commenced in April 2018 and concludes in March 2020.

The Company has committed to purchase between 150,000 and 245,900 units of property with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA over the initial 12 month period relating to the purchase of inventory. At December 31, 2018, the Company has purchased $35,900,000 pursuant to the initial 12 month period of this contract which commenced in April 2018.

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

The future aggregate minimum lease payments under non-cancellable operating leases, excluding reimbursed costs to the lessor, are as follows:

2019	$15,988
2020	13,276
2021	10,554
2022	8,317
2023	6,560
Thereafter	42,333
$97,028

As at December 31, 2018, the total future minimum sublease payments expected to be received under non-cancellable subleases is $1,187,000 (2017: $1,936,000; 2016 $577,000). The lease expenditure charged to earnings during the year ended December 31, 2018 was $27,734,000 (2017: $21,956,000; 2016: $20,075,000).

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

As at December 31, 2018, the net carrying amount of computer and yard equipment under capital leases is $14,976,000 (December 31, 2017: $10,692,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

2019	$5,480
2020	4,564
2021	3,327
2022	2,023
2023	814
Thereafter	-
$16,208

Assets recorded under capital leases are as follows:

As at December 31, 2018	Cost	Accumulated amortization	Net book value
Computer equipment	$9,428	$(3,992)	$5,436
Yard and others	12,125	(2,585)	9,540
	$21,553	$(6,577)	$14,976

As at December 31, 2017	Cost	Accumulated amortization	Net book value
Computer equipment	$8,699	$(3,604)	$5,095
Yard and auto equipment	6,493	(896)	5,597
	$15,192	$(4,500)	$10,692

27.	Contingencies

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

At December 31, 2018, there were $41,461,000 of assets guaranteed under contract, of which 51% is expected to be sold prior to March 31, 2019 with the remainder to be sold by May 31, 2020 (December 31, 2017: $30,948,000 of which 27% is expected to be sold prior to the end of March 31, 2018 with the remainder to be sold by December 31, 2018).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

28.	Selected quarterly financial data (unaudited)

Certain comparative figures have been restated to conform to current presentation (Note 2(y)). The following is a summary of selected quarterly financial information (unaudited):

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2018	Revenues	income	income	income	Basic	Diluted
First quarter	$260,178	$32,873	$17,207	$17,138	$0.16	$0.16
Second quarter	308,530	64,795	45,727	45,717	0.42	0.42
Third quarter	245,346	31,194	23,112	23,138	0.21	0.21
Fourth quarter	355,972	56,327	35,460	35,486	0.33	0.32

			Net	Attributable to stockholders
		Operating	income	Net income	Earnings (loss) per share
2017	Revenues	income	(loss)	(loss)	Basic	Diluted
First quarter	$199,427	$23,597	$10,433	$10,377	$0.10	$0.10
Second quarter	252,613	26,888	17,713	17,635	0.16	0.16
Third quarter	227,401	16,931	10,323	10,261	0.10	0.09
Fourth quarter	291,750	40,038	36,837	36,754	0.34	0.34

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2016	Revenues	income	income	income	Basic	Diluted
First quarter	$255,504	$39,174	$29,994	$29,406	$0.28	$0.27
Second quarter	275,667	53,635	40,591	39,710	0.37	0.37
Third quarter	300,976	2,285	(5,000)	(5,137)	(0.05)	(0.05)
Fourth quarter	294,830	40,628	27,927	27,853	0.26	0.26

Ritchie Bros.	111

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

29.	Business combinations

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

A summary of the net cash flows and purchase price are detailed below

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

Ritchie Bros.	112

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

29.	Business combinations (continued)

IronPlanet acquisition (continued)

IronPlanet purchase price allocation

May 31, 2017
Purchase price	$776,474

Assets acquired:
Cash and cash equivalents	$95,626
Restricted cash	3,000
Trade and other receivables	13,021
Inventory	600
Advances against auction contracts	4,623
Prepaid expenses and deposits	1,645
Income taxes receivable	55
Property, plant and equipment	2,381
Other non-current assets	2,551
Deferred tax assets	1,497
Intangible assets ~	188,000

Liabilities assumed:
Auction proceeds payable	63,616
Trade and other payables	15,540
Deferred tax liabilities	25,935
Fair value of identifiable net assets acquired	207,908
Goodwill acquired on acquisition	$568,566

~	Intangible assets consist of indefinite-lived trade names and trademarks, customer relationships with estimated useful lives of ranging from six to 13 years, and a technology platform with an estimated useful life of 7 years.

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

Ritchie Bros.	113

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Ritchie Bros.	114

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on its assessment under the framework in COSO, management has concluded that internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	115

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ritchie Bros. Auctioneers Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Ritchie Bros. Auctioneers Incorporated’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO” criteria). In our opinion, Ritchie Bros. Auctioneers Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chartered Professional Accountants

Vancouver, Canada

February 28, 2019

Ritchie Bros.	116

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this Item is incorporated by reference to our definitive Proxy Statement for our 2019 Annual and Special Meeting of Shareholders, to be filed 120 days of December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the 2019 Proxy Statement).

We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website, https://www.rbauction.com/cms_assets/pdf/corporate-governance/09-2018-Ritchie-Bros-Code-of-Business-Conduct-and-Ethics.pdf, and can be obtained by writing to Ritchie Bros. Investor Relations, 9500 Glenlyon Parkway, Burnaby, British Columbia, Canada V5J 0C6 or by sending an email to our Investor Relations department at IR@ritchiebros.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. Any amendments, other than technical, administrative or other non-substantive amendments, to our Code of Business Conduct and Ethics or waivers from the provisions of the Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be promptly disclosed on our website following the effective date of such amendment or waiver.

ITEM 11:	EXECUTIVE COMPENSATION

The information responsive to this Item is incorporated by reference to our 2019 Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this Item is incorporated by reference to our 2019 Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this Item is incorporated by reference to our 2019 Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this Item is incorporated by reference to our 2019 Proxy Statement.

Ritchie Bros.	117

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with this Report:
1.	FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

None.

3.	EXHIBITS

The exhibits listed in (b) below are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

(b)	Exhibits:

Exhibit Number	Document
2.1*	Agreement and Plan of Merger, dated August 29, 2016, by and among the Company, Topaz Mergersub, Inc., IronPlanet, and Fortis Advisors LLC (as representative of the indemnifying securityholders thereunder) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 31, 2016)
3.1	Articles of Amalgamation and Amendments (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
3.2	Amended and Restated By-law No. 1 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K furnished on February 27, 2015)
4.1	Shareholder Rights Plan Agreement dated as of February 22, 2007, between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
4.2	Amending Agreement dated April 5, 2007 between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
4.3	Indenture, dated as of December 21, 2016, among the Company, the guarantors party thereto and US Bank National Association, as trustee, relating to the Company’s 5.375% Senior Notes due 2025 (includes form of note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2016)
10.1#	Amended and Restated Stock Option Plan, dated May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)
10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.3#	Stock Option Agreement between Ritchie Bros. Auctioneers Incorporated and Ravichandra Saligram, dated August 11, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

Ritchie Bros.	118

10.4#	Amended and Restated Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.5#	Non-Executive Director Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.6#	Amended and Restated Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on November 9, 2017)
10.7#	Form of Restricted Share Unit Grant Agreement for Amended and Restated Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 26, 2018)
10.8#	Form of Restricted Share Unit Special Grant Agreement for Amended and Restated Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed February 26, 2018)
10.9#	Amended and Restated Employee Restricted Share Unit Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on November 9, 2017)
10.10#	Form of Restricted Share Unit Grant Agreement for Amended and Restated Employee Restricted Share Unit Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed February 26, 2018)
10.11#	Amended and Restated Non-Executive Director Deferred Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 26, 2018)
10.12#	Performance Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.13#	Performance Share Unit Grant Agreement between Ritchie Bros. Auctioneers Incorporated and Ravichandra Saligram, dated August 11, 2014 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.14#	Amendment No. 1 to Grant Agreement and Amendment No. 1 to Performance Share Unit Plan, dated May 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.15#	Amendment No. 2 to Grant Agreement dated September 11, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)
10.16#	Executive Nonqualified Excess Plan (United States 10/10 Program) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.17#	Amended Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018)
10.18#	Canada and All Non-United States Locations: 10/10 Compensation Arrangement (Canada 10/10 Program) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.19#	Senior Executive Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.20#	Amendment No. 1 to Senior Executive Performance Share Unit Plan dated August 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2018)
10.21#	Form of Performance Share Unit Grant Agreement for Senior Executive Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

Ritchie Bros.	119

10.22#	Employee Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.23#	Amendment No. 1 to Employee Performance Share Unit Plan dated August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 11, 2018)
10.24#	Form of Performance Share Unit Grant Agreement for Employee Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.25#	1999 Employee Stock Purchase Plan (as amended December 14, 2017) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 26, 2018)
10.26#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Ravichandra Saligram, dated June 16, 2014 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.27#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Jim Barr, dated November 3, 2014 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.28#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Karl Werner, dated January 1, 2015 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.29#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Todd Wohler, dated January 6, 2015 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.30#	Amendment to Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Todd Wohler, dated January 20, 2015 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.31#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Kieran Holm, dated March 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018)
10.32#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Darren Watt, dated May 25, 2015 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.33#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Sharon Driscoll, dated May 20, 2015 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.34#	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.35#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.36	Lease Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.37	Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.38	Pre-Handover Occupancy Rental Agreement and Amendment to Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated November 25, 2009 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

Ritchie Bros.	120

10.39	Lease Modification Agreement with Great-West Life Assurance Company and London Life Insurance Company dated February 12, 2010 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.40	Lease Confirmation and Amendment to Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated May 6, 2010 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.41#	Summary of Short-term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.42#	Amendment to Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Sharon Driscoll, dated February 26, 2016 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on February 21, 2017)
10.43#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Marianne Marck, dated February 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)
10.44**	Strategic Alliance and Remarketing Agreement, entered into as of August 29, 2016, by and between the Company, IronPlanet, Inc. and Caterpillar, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016)
10.45	Amended and Restated Commitment Letter, dated September 16, 2016, from Goldman Sachs Bank USA and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016)
10.46	Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 4, 2016)
10.47	First Amendment, dated as of January 17, 2017, to Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 21, 2017)
10.48#	IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.49#	Form of Stock Option Agreement for IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.50#	IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.51#	Form of Stock Option Agreement for IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.52#	Form of Ritchie Bros. Auctioneers Incorporated Stock Option Assumption Notice (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.53#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Douglas Feick, dated August 29, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)

Ritchie Bros.	121

10.54#	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and James Jeter, dated August 28, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
21.1	List of Company Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission.

ITEM 16:	FORM 10-K SUMMARY

Not applicable.

Ritchie Bros.	122

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED
Date: February 28, 2019	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ravichandra K. Saligram	Chief Executive Officer (principal executive officer)	February 28, 2019
Ravichandra K. Saligram

By:	/s/ Sharon R. Driscoll	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2019
Sharon R. Driscoll

By:	/s/ Beverley A. Briscoe	Chair of the Board	February 28, 2019
Beverley A. Briscoe

By:	/s/ Robert G. Elton	Director	February 28, 2019
Robert G. Elton

By:	/s/ Erik Olsson	Director	February 28, 2019
Erik Olsson

By:	/s/ Edward B. Pitoniak	Director	February 28, 2019
Edward B. Pitoniak

By:	/s/ Sarah Raiss	Director	February 28, 2019
Sarah E. Raiss

By:	/s/ Christopher Zimmerman	Director	February 28, 2019
Christopher Zimmerman

By:	/s/ Amy Guggenheim Skenkan	Director	February 28, 2019
Amy Guggenheim Skenkan

By:	/s/ Kim Fennell	Director	February 28, 2019
Kim Fennell

Ritchie Bros.	123