Form 10-Q
period 2019-03-31
RITCHIE BROS AUCTIONEERS INC
filed 2019-05-09
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-13425

Ritchie Bros. Auctioneers Incorporated

 (Exact Name of Registrant as Specified in its Charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9500 Glenlyon Parkway
Burnaby, British Columbia, Canada	V5J 0C6
(Address of Principal Executive Offices)	(Zip Code)

(778) 331-5500

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	RBA	New York Stock Exchange

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 108,984,083 common shares, without par value, outstanding as of May 8, 2019.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended March 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

Three months ended March 31,	2019	2018
Revenue:
Service revenue	$172,372	$176,016
Inventory sales revenue	131,057	84,162
Total revenue	303,429	260,178

Operating expenses:
Costs of services	36,069	36,657
Cost of inventory sold	120,475	75,791
Selling, general and administrative expenses	95,184	97,470
Acquisition-related costs	669	1,633
Depreciation and amortization expenses	17,115	16,191
Gain on disposition of property, plant and equipment	(149)	(345)
Foreign exchange (gain) loss	478	(92)
Total operating expenses	269,841	227,305
Operating income	33,588	32,873

Interest expense	(10,816)	(11,310)
Other income, net	2,039	913
Income before income taxes	24,811	22,476
Income tax expense	6,639	5,269

Net income	$18,172	$17,207

Net income attributable to:
Stockholders	$18,164	$17,138
Non-controlling interests	8	69
Net income	$18,172	$17,207

Earnings per share attributable to stockholders:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16

Weighted average number of shares outstanding:
Basic	108,765,489	107,355,381
Diluted	110,044,213	108,643,897

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

Three months ended March 31,	2019	2018

Net income	$18,172	$17,207
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(1,634)	4,907

Total comprehensive income	$16,538	$22,114

Total comprehensive income attributable to:
Stockholders	$16,542	$22,033
Non-controlling interests	(4)	81
	$16,538	$22,114

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

	March 31,	December 31,
	2019	2018
Assets

Cash and cash equivalents	$266,491	$237,744
Restricted cash	56,743	67,823
Trade and other receivables	220,452	129,257
Inventory	75,529	113,294
Other current assets	66,553	49,055
Income taxes receivable	7,823	6,365
Total current assets	693,591	603,538

Property, plant and equipment	469,068	486,599
Other non-current assets	127,079	29,395
Intangible assets	241,968	245,622
Goodwill	671,797	671,594
Deferred tax assets	16,159	15,648
Total assets	$2,219,662	$2,052,396

Liabilities and Equity

Auction proceeds payable	$322,358	$203,503
Trade and other payables	181,015	201,255
Income taxes payable	3,838	2,312
Short-term debt	8,687	19,896
Current portion of long-term debt	15,648	13,126
Total current liabilities	531,546	440,092

Long-term debt	687,689	698,172
Other non-current liabilities	129,205	41,980
Deferred tax liabilities	37,109	35,519
Total liabilities	1,385,549	1,215,763

Commitments
Contingencies
Contingently redeemable performance share units	984	923
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 108,958,906 (December 31, 2018: 108,682,030)	189,297	181,780
Additional paid-in capital	50,054	56,885
Retained earnings	646,614	648,255
Accumulated other comprehensive loss	(57,899)	(56,277)
Stockholders' equity	828,066	830,643
Non-controlling interest	5,063	5,067
Total stockholders' equity	833,129	835,710
Total liabilities and equity	$2,219,662	$2,052,396

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")
Balance, December 31, 2017	107,269,783	$138,582	$41,005	$602,609	$(42,514)	$5,069	744,751	$9,014
Net income	`	-	-	17,138	-	69	17,207	-
Other comprehensive loss	-	-	-	-	4,895	12	4,907	-
	-	-	-	17,138	4,895	81	22,114	-
Stock option exercises	202,112	5,805	(1,492)	-	-	-	4,313	-
Stock option compensation expense	-	-	2,343	-	-	-	2,343	-
Modification of PSUs	-	-	703	(134)	-	-	569	6,132
Equity-classified PSU expense	-	-	1,678	-	-	-	1,678	1,357
Equity-classified PSU dividend equivalents	-	-	90	(200)	-	-	(110)	110
Change in fair value of contingently redeemable PSUs	-	-	-	37	-	-	37	(37)
Cash dividends paid	-	-	-	(18,245)	-	-	(18,245)	-
Balance, March 31, 2018	107,471,895	$144,387	$44,327	$601,205	$(37,619)	$5,150	$757,450	$16,576

Balance, December 31, 2018	108,682,030	$181,780	$56,885	$648,255	$(56,277)	$5,067	$835,710	$923
Net income	-	-	-	18,164	-	8	18,172	-
Other comprehensive loss	-	-	-	-	(1,622)	(12)	(1,634)	-
	-	-	-	18,164	(1,622)	(4)	16,538	-
Stock option exercises	82,926	2,478	(850)	-	-	-	1,628	-
Issuance of common stock related to vesting of share units	193,950	5,039	(10,064)	-	-	-	(5,025)	-
Stock option compensation expense	-	-	1,539	-	-	-	1,539	-
Equity-classified PSU expense	-	-	2,322	-	-	-	2,322	46
Equity-classified PSU dividend equivalents	-	-	222	(237)	-	-	(15)	15
Cash dividends paid	-	-	-	(19,568)	-	-	(19,568)	-
Balance, March 31, 2019	108,958,906	$189,297	$50,054	$646,614	$(57,899)	$5,063	$833,129	$984

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

Three months ended March 31,	2019	2018
Cash provided by (used in):
Operating activities:
Net income	$18,172	$17,207
Adjustments for items not affecting cash:
Depreciation and amortization expenses	17,115	16,191
Stock option compensation expense	1,539	2,343
Equity-classified PSU expense	2,368	3,035
Deferred income tax expense	1,057	1,265
Unrealized foreign exchange (gain) loss	(48)	263
Gain on disposition of property, plant and equipment	(149)	(345)
Amortization of debt issuance costs	934	1,066
Other, net	3,510	948
Net changes in operating assets and liabilities	27,405	25,265
Net cash provided by operating activities	71,903	67,238
Investing activities:
Property, plant and equipment additions	(2,801)	(2,564)
Intangible asset additions	(5,625)	(7,034)
Proceeds on disposition of property, plant and equipment	262	1,066
Other, net	-	(4,674)
Net cash used in investing activities	(8,164)	(13,206)
Financing activities:
Dividends paid to stockholders	(19,568)	(18,245)
Issuances of share capital	1,628	4,313
Payment of withholding taxes on issuance of shares	(2,047)	-
Proceeds from short-term debt	6,741	308
Repayment of short-term debt	(17,946)	(1,754)
Repayment of long-term debt	(12,235)	(29,237)
Repayment of finance lease obligations	(1,269)	(802)
Net cash used in financing activities	(44,696)	(45,417)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(1,376)	1,627
Increase	17,667	10,242
Beginning of period	305,567	331,116
Cash, cash equivalents, and restricted cash, end of period	$323,234	$341,358

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

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

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b) Revenue recognition

Revenues are comprised of:

•	Service revenue, including the following:
i.	Revenue from auction and marketplace (“A&M”) activities, including commissions earned at our live auctions, online marketplaces, and private brokerage services where we act as an agent for consignors of equipment and other assets, and various auction-related fees, including listing and buyer transaction fees; and
ii.	Other services revenue, including revenue from listing services, refurbishment, logistical services, financing, appraisal fees and other ancillary service fees; and
•	Inventory sales revenue as part of A&M activities

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

Ritchie Bros.	6

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

1.	Summary of significant accounting policies (continued)

(b) Revenue recognition (continued)

Service revenue

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

Following the sale of the item, the Company invoices the buyer for the purchase price of the asset, taxes, and, if applicable, the buyer transaction fee, collects payment from the buyer, and remits the proceeds to the seller, net of the seller commissions, applicable taxes, and applicable fees. Commissions are calculated as a percentage of the hammer price of the property sold at auction. Fees are also charged to sellers for listing and inspecting equipment. Other revenue earned in the process of conducting the Company’s auctions include administrative, documentation, and advertising fees.

On the fall of the auctioneer’s hammer, the highest bidder becomes legally obligated to pay the full purchase price, which is the hammer price of the property purchased and the seller is legally obligated to relinquish the property in exchange for the hammer price less any seller’s commissions. Commission and fee revenue are recognized on the date of the auction sale upon the fall of the auctioneer’s hammer.

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

Commission revenue are recorded net of commissions owed to third parties, which are principally the result of situations when the commission is shared with a consignor or with the counterparty in an auction guarantee risk and reward sharing arrangement. Additionally, in certain situations, commissions are shared with third parties who introduce the Company to consignors who sell property at auction.

Ritchie Bros.	7

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

1.	Summary of significant accounting policies (continued)

(b)	Revenue recognition (continued)

Service revenue (continued)

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

Inventory sales revenue

Underwritten commission contracts can take the form of inventory contracts. Revenue related to inventory contracts is recognized in the period in which the sale is completed, title to the property passes to the purchaser and the Company has fulfilled any other obligations that may be relevant to the transaction. In its role as auctioneer, the Company auctions its inventory to equipment buyers through the auction process. Following the sale of the item, the Company invoices the buyer for the purchase price of the asset, taxes, and, if applicable, the buyer transaction fee, and collects payment from the buyer.

On the fall of the auctioneer’s hammer, the highest bidder becomes legally obligated to pay the full purchase price, which is the hammer price of the property purchased. Title to the property is transferred in exchange for the hammer price, and if applicable, the buyer transaction fee plus applicable taxes.

(c) Costs of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenue, and earning other fee revenue. Direct expenses include direct labour, buildings and facilities charges, and travel, advertising and promotion costs.

Costs of services incurred to earn online marketplace revenue in addition to the costs listed above also include inspection costs. Inspections are generally performed at the seller’s physical location. The cost of inspections includes payroll costs and related benefits for the Company’s employees that perform and manage field inspection services, the related inspection report preparation and quality assurance costs, fees paid to contractors who perform field inspections, related travel and incidental costs for the Company’s inspection service organization, and office and occupancy costs for its inspection services personnel. Costs of earning online marketplace revenue also include costs for the Company’s customer support, online marketplace operations, logistics, title and lien investigation functions.

Costs of services incurred in earning other fee revenue include ancillary and logistical service expenses, direct labour (including commissions on sales), software maintenance fees, and materials. Costs of services exclude depreciation and amortization expenses.

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

Equity-classified share-based payments

Share unit plans

The Company has a senior executive performance share unit (“PSU”) plan and an employee PSU plan that provides for the award of PSUs to certain senior executives and employees, respectively, of the Company. The Company has the option to settle certain share unit awards in cash or shares and expects to settle them in shares. The cost of PSUs granted is measured at the fair value of the underlying PSUs at the grant date. PSUs vest based on the passage of time and achievement of performance criteria.

The Company also has a senior executive restricted share unit (“RSU”) plan and an employee RSU plan that provides for the award of RSUs to certain senior executives and employees, respectively, of the Company. The Company has the option to settle certain share unit awards in cash or shares and expects to settle all grants on and after 2017 in shares. The cost of RSUs granted is measured at the fair value based on the fair value of the Company’s common shares at the grant date. RSUs vest based on the passage of time and include restrictions related to employment.

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

Liability-classified share-based payments

The Company maintains other share unit compensation plans that vest over a period of up to three years after grant. Under those plans, the Company is either required or expects to settle vested awards on a cash basis or by providing cash to acquire shares on the open market on the employee’s behalf, where the settlement amount is determined based on the average price of the Company’s common shares prior to the vesting date or, in the case of deferred share unit (“DSU”) recipients, following cessation of service on the Board of Directors.

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 16. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

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

(f) Leases

The Company determines if an arrangement is a lease at inception. The Company may have lease agreements with lease and non-lease components, which are generally accounted for separately. Additionally, for certain vehicle and equipment leases, management applies a portfolio approach to account for the right-of-use (“ROU”) assets and liabilities for assets leased with similar lease terms.

Operating leases

Operating leases are included in other non-current assets, trade and other payables, and other non-current liabilities in our consolidated balance sheets if the initial lease term is greater than 12 months. For leases with an initial term of 12 months or less the Company recognizes those lease payments on a straight-line basis over the lease term.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. The Company includes lease payments for renewal or termination options in its determination of lease term, ROU asset, and lease liability when it is reasonably certain that the Company will exercise these options. Lease expense for lease payments is recognized on a straight-line basis over the lease term and are included in Costs of services or Selling, general, and administrative (“SG&A”) expenses.

Finance leases

Finance lease ROU assets are included in property, plant and equipment, trade and other non-current, and other non-current liabilities in our consolidated balance sheets.

Finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. The Company includes lease payments for renewal, purchase options, or termination options in its determination of lease term, ROU asset, and lease liability when it is reasonably certain that the Company will exercise these options. Finance lease ROU assets are generally amortized over the lease term and are included in depreciation expense. The interest on the finance lease liabilities is included in interest expense.

Ritchie Bros.	10

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

1.	Summary of significant accounting policies (continued)

(g) Inventories

Inventory consists of equipment and other assets purchased for resale in an upcoming live on site auction or online marketplace event. The Company typically purchases inventory for resale through a competitive process where the consignor or vendor has determined this to be the preferred method of disposition through the auction process. In addition, certain jurisdictions require auctioneers to hold title to assets and facilitate title transfer on sale. Inventory is valued at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation. As part of its government business, the Company purchases inventory for resale as part of its commitment to purchase certain surplus government property (note 18). The significant elements of cost include the acquisition price of the inventory and make-ready costs to prepare the inventory for sale that are not selling expenses and in-bound transportation costs. Write-downs to the carrying value of inventory are recorded in cost of inventory sold on the consolidated income statement.

(h) Impairment of long-lived and indefinite-lived assets

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

(i) Goodwill

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

Ritchie Bros.	11

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

1.	Summary of significant accounting policies (continued)

(i) Goodwill (continued)

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

(j) New and amended accounting standards

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The Company adopted the new standard utilizing the “optional transition method”, which permits the Company to apply the new lease standard at the adoption date. As the optional transition method is being utilized, the Company’s reporting for the comparative periods presented in the financial statements in which it adopts Topic 842 will continue to be reported pursuant to Topic 840.

On adoption, the Company elected to utilize the package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease classification. In addition, the Company elected to utilize the hindsight practical expedient to determine the reasonably certain lease term for existing leases. While lease classification will remain unchanged, hindsight will result in generally longer accounting lease terms where the Company has determined that it is reasonably certain to exercise certain renewal options and thereby increasing the useful lives of the corresponding leasehold improvements. The Company also elected not to recognize the lease assets and liabilities for leases with an initial term of 12 months or less and will recognize those lease payments on a straight-line basis over the lease term.

On adoption of the new standard the Company recognized ROU assets of $103,897,000 with a corresponding increase in operating lease liability. Offsetting the increase in ROU assets recognized was the reclassification of prepaid rent and deferred rent liabilities to ROU assets of $5,752,000. There was no impact on retained earnings or cash flows.

The adoption of the standard had no impact on our debt-covenant compliance under our current agreements.

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

Judgments, estimates and underlying assumptions are evaluated on an ongoing basis by management, and are based on historical experience and other factors including expectations of future events that are believed to be reasonable under the circumstances. However, existing circumstances and assumptions about future developments may change due to market changes or circumstances and such changes are reflected in the assumptions when they occur. Significant items subject to estimates include purchase price allocations, the carrying amounts of goodwill, the useful lives of long-lived assets, share based compensation, the determination of lease term and lease liabilities, deferred income taxes, reserves for tax uncertainties, and other contingencies.

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

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

•	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
•	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, asset appraisal services, and Ritchie Bros. Logistical Services.

	Three months ended March 31, 2019
	A&M	Other	Consolidated
Service revenue	$143,437	$28,935	$172,372
Inventory sales revenue	131,057	-	131,057
Total revenue	$274,494	$28,935	$303,429
Costs of services	20,817	15,252	36,069
Cost of inventory sold	120,475	-	120,475
SG&A expenses	89,182	6,002	95,184
Segment profit	$44,020	$7,681	$51,701
Acquisition-related costs			669
Depreciation and amortization expenses ("D&A")			17,115
Gain on disposition of property, plant and equipment ("PPE")			(149)
Foreign exchange loss			478
Operating income			$33,588
Interest expense			(10,816)
Other income, net			2,039
Income tax expense			(6,639)
Net income			$18,172

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.	Segmented information (continued)

	Three months ended March 31, 2018
	A&M	Other	Consolidated
Service revenue	$148,405	$27,611	$176,016
Inventory sales revenue	84,162	-	84,162
Total revenue	$232,567	$27,611	260,178
Costs of services	21,448	15,209	36,657
Cost of inventory sold	75,791	-	75,791
SG&A expenses	93,002	4,468	97,470
Segment profit	$42,326	$7,934	$50,260
Acquisition-related costs			1,633
D&A expenses			16,191
Gain on disposition of PPE			(345)
Foreign exchange gain			(92)
Operating income			$32,873
Interest expense			(11,310)
Other income, net			913
Income tax expense			(5,269)
Net income			$17,207

The Company‘s geographic breakdown of total revenue as determined by the revenue and location of assets, which represents property, plant and equipment is as follows:

	United States	Canada	Europe	Other	Consolidated
Total revenue for the three months ended:
March 31, 2019	$183,573	$31,531	$54,785	$33,540	$303,429
March 31, 2018	135,563	65,809	34,574	24,232	260,178

5.	Revenue

The Company’s revenue from the rendering of services is as follows:

Three months ended March 31,	2019	2018
Service revenue:
Commissions	$92,280	$101,294
Fees	80,092	74,722
	172,372	176,016
Inventory sales revenue	131,057	84,162
	$303,429	$260,178

Ritchie Bros.	15

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

6.	Operating expenses

Costs of services

Three months ended March 31,	2019	2018
Ancillary and logistical service expenses	$13,759	$14,580
Employee compensation expenses	10,807	9,019
Buildings, facilities and technology expenses	2,134	2,627
Travel, advertising and promotion expenses	5,868	6,808
Other costs of services	3,501	3,623
	$36,069	$36,657

SG&A expenses

Three months ended March 31,	2019	2018
Employee compensation expenses	$61,464	63,293
Buildings, facilities and technology expenses	15,915	15,273
Travel, advertising and promotion expenses	9,142	9,719
Professional fees	4,075	4,267
Other SG&A expenses	4,588	4,918
	$95,184	$97,470

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination, due diligence and integration planning related to the IronPlanet acquisition, and continuing employment costs that are recognized separately from our business combinations.

Three months ended March 31,	2019	2018
IronPlanet:
Other acquisition-related costs	$82	$639
Other acquisitions:
Continuing employment costs	87	968
Other acquisition-related costs	500	26
	$669	$1,633

Depreciation and amortization expenses

Three months ended March 31,	2019	2018
Depreciation expense	$7,168	$6,916
Amortization expense	9,947	9,275
	$17,115	$16,191

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

7.	Income taxes

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

For the three months ended March 31, 2019, income tax expense was $6,639,000, compared to an income tax expense of $5,269,000 for the same period in 2018. Our effective tax rate was 27% in the first quarter of 2019, compared to 23% in the first quarter of 2018.

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

	Three months ended
	March 31, 2019
	Net income	WA
	attributable to	number	Per share
	stockholders	of shares	amount
Basic	$18,164	108,765,489	$0.17
Effect of dilutive securities:
Share units	-	486,626	-
Stock options	-	792,098	-
Diluted	$18,164	110,044,213	$0.17

	Three months ended
	March 31, 2018
	Net income	WA
	attributable to	number	Per share
	stockholders	of shares	amount
Basic	$17,138	107,355,381	$0.16
Effect of dilutive securities:
Share units	-	358,087	-
Stock options	-	930,429	-
Diluted	$17,138	108,643,897	$0.16

Ritchie Bros.	17

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

9.	Supplemental cash flow information

Three months ended March 31,	2019	2018
Trade and other receivables	$(91,605)	$(90,077)
Inventory	37,135	3,090
Advances against auction contracts	(1,041)	(223)
Prepaid expenses and deposits	(492)	(3,443)
Income taxes receivable	(1,458)	1,903
Auction proceeds payable	120,036	103,390
Trade and other payables	(36,887)	8,202
Income taxes payable	1,496	920
Share unit liabilities	-	1,192
Other	221	311
Net changes in operating assets and liabilities	$27,405	$25,265

Three months ended March 31,	2019	2018
Interest paid, net of interest capitalized	$16,521	$16,877
Interest received	855	392
Net income taxes paid	6,339	1,265

Non-cash purchase of property, plant and equipment under capital lease	$2,564	$573

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$266,491	$237,744
Restricted cash	56,743	67,823
Cash, cash equivalents, and restricted cash	$323,234	$305,567

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

10.	Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;

●	Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

●	Level 3:	Unobservable inputs for the asset or liability.

		March 31, 2019		December 31, 2018
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$266,491	$266,491	$237,744	$237,744
Restricted cash	Level 1	56,743	56,743	67,823	67,823
Short-term debt	Level 2	8,687	8,687	19,896	19,896
Long-term debt
Senior unsecured notes	Level 1	489,579	510,938	489,136	487,813
Term loans	Level 2	213,758	215,879	222,162	224,582

The carrying value of the Company‘s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and short term debt approximate their fair values due to their short terms to maturity. The carrying value of the term loans, before deduction of deferred debt issue costs, approximates their fair value as the interest rates on the loans were short-term in nature. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

11.	Other current assets

	March 31,	December 31,
	2019	2018
Advances against auction contracts	$16,573	$15,558
Assets held for sale	31,221	15,051
Prepaid expenses and deposits	18,759	18,446
	$66,553	$49,055

Assets held for sale

Balance, December 31, 2018	15,051
Reclassified from property, plant and equipment	16,170
Balance, March 31, 2019	$31,221

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

11.	Other current assets (continued)

Assets held for sale (continued)

As at March 31, 2019, the Company’s assets held for sale consisted of five excess properties located in the United States. Management made the strategic decision to sell these properties to maximize the Company’s return on invested capital. The estimated sales proceeds are expected to be in excess of the current book value. The properties have been actively marketed for sale, and management expects the sales to be completed within 12 months of March 31, 2019. This property belongs to the A&M reportable segment.

12.	Other non-current assets

	March 31, 2019	December 31, 2018
Right-of-use assets	$96,805	$-
Tax receivable	13,234	12,705
Equity-accounted investments	4,235	4,010
Deferred debt issue costs	1,884	2,017
Other	10,921	10,663
	$127,079	$29,395

13.	Debt

	Carrying amount
	March 31,	December 31,
	2019	2018
Short-term debt	$8,687	$19,896

Long-term debt:

Term loans:
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 4.342%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2021	163,189	161,891
Denominated in United States dollars, secured, bearing interest at a weighted average rate of 4.606%, due in weekly installments of interest only and quarterly installments of principal, maturing in October 2021	52,690	62,690
Less: unamortized debt issue costs	(2,121)	(2,419)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(10,421)	(10,864)
Total long-term debt	703,337	711,298

Total debt	$712,024	$731,194

Long-term debt:
Current portion	$15,648	$13,126
Non-current portion	687,689	698,172
Total long-term debt	703,337	$711,298

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

13.	Debt (continued)

During the quarter, the Company made voluntary prepayments totalling $10,000,000 (2018 - $25,000,000) on the term loan denominated in United States dollars. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility.

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities, and for the three months ended March 31, 2019, have a weighted average interest rate of 3.6% (December 31, 2018: 2.3%).

As at March 31, 2019, the Company had unused committed revolving credit facilities aggregating $485,366,000 of which $480,962,000 is available until October 27, 2021.

14.	Other non-current liabilities

	March 31, 2019	December 31, 2018
Operating lease liability	$93,035	$-
Tax payable	22,438	22,583
Finance lease liability	10,912	10,146
Other	2,820	9,251
	$129,205	$41,980

15.	Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Dividends

Declared and paid

The Company declared and paid the following dividends during the three months ended March 31, 2019 and 2018:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Fourth quarter 2018	January 25, 2019	$0.1800	February 15, 2019	$19,568	March 8, 2019
Fourth quarter 2017	January 26, 2018	$0.1700	February 16, 2018	$18,246	March 9, 2018

Declared and undistributed

Subsequent to March 31, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.18 cents per common share, payable on June 19, 2019 to stockholders of record on May 29, 2019. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

15.	Equity and dividends (continued)

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net loss of $855,000 for the three months ended March 31, 2019 (2018: net gains of $2,138,000).

16.	Share-based payments

Share-based payments consist of the following compensation costs:

Three months ended March 31,	2019	2018
Stock option compensation expense:
SG&A expenses	$1,539	2,148
Acquisition-related costs	-	195
Share unit expense:
Equity-classified share units	2,368	3,035
Liability-classified share units	150	1,599
Employee share purchase plan - employer contributions	553	537
	$4,610	$7,514

Share unit expense and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plans

Stock option activity for the three months ended March 31, 2019 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2018	4,013,863	$26.41	7.2	$25,374
Granted	862,198	33.79
Exercised	(82,926)	19.61		1,302
Forfeited	(15,405)	15.83
Outstanding, March 31, 2019	4,777,730	27.89	7.5	29,190
Exercisable, March 31, 2019	2,820,624	$25.51	6.5	$23,943

The significant assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2019 and 2018 are presented in the following table on a weighted average basis:

Three months ended March 31,	2019	2018
Risk free interest rate	2.5%	2.7%
Expected dividend yield	2.06%	2.11%
Expected lives of the stock options	5 years	5 years
Expected volatility	26.8%	28.1%

As at March 31, 2019, the unrecognized stock-based compensation cost related to the non-vested stock options was $9,530,000, which is expected to be recognized over a weighted average period of 2.6 years.

Ritchie Bros.	22

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

16.	Share-based payments (continued)

Share unit plans

Share unit activity for the three months ended March 31, 2019 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2018	670,288	$31.46	207,986	$28.99	113,435	$28.16
Granted	155,803	36.41	25,726	36.44	6,522	36.54
Vested and settled	(231,873)	30.41	(260)	31.98	-	-
Forfeited	(1,123)	31.63	(530)	32.08	-	-
Outstanding, March 31, 2019	593,095	$33.17	232,922	$29.81	119,957	$28.62

Senior executive and employee PSU plans

The Company grants PSUs under a senior executive PSU plan and an employee PSU plan (the “PSU Plans”). Under the PSU Plans, the number of PSUs that vest is conditional upon specified market, service, or performance vesting conditions being met. The PSU Plans allow the Company to choose whether to settle the awards in cash or in shares. The Company intends to settle in shares. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) to issue a number of shares equal to the number of units that vest.

The fair value of the equity-classified PSUs awarded in 2018 is estimated on modification date and on the date of grant using a Monte-Carlo simulation model as these awards are subject to market vesting conditions. The significant assumptions used to estimate the fair value of the equity-classified PSUs awarded during the three months ended March 31, 2018 are presented in the following table on a weighted average basis:

Three months ended March 31,	2018
Risk free interest rate	1.9%
Expected dividend yield	2.09%
Expected lives of the PSUs	3 years
Expected volatility	31.1%
Average expected volatility of comparable companies	34.1%

The fair value of the equity-classified PSUs awarded in 2019 is estimated based on the Company’s common share price at grant date, as these awards are not subject to market vesting conditions.

As at March 31, 2019, the unrecognized share unit expense related to equity-classified PSUs was $11,688,000, which is expected to be recognized over a weighted average period of 2.2 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

As at March 31, 2019, the unrecognized share unit expense related to equity-classified RSUs was $4,386,000, which is expected to be recognized over a weighted average period of 1.8 years.

Ritchie Bros.	23

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

16.	Share-based payments (continued)

Share unit plans (continued)

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

Fair values of DSUs are estimated on grant date and at each reporting date. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

As at March 31, 2019, the Company had a total share unit liability of $4,068,000 (December 31, 2018: $3,714,000) in respect of share units under the DSU plans.

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

17.	Leases

The Company’s breakdown of lease expense for the three months ended March 31, 2019 is as follows:

Three months ended March 31, 2019
Operating lease cost	$5,212
Finance lease cost
Amortization of leased assets	1,760
Interest on lease liabilities	155
Short-term lease cost	2,565
Sublease income	(154)
$9,538

Operating leases

The Company has entered into commercial leases for various auction sites and offices located in North America, Europe, the Middle East and Asia. The majority of these leases are non-cancellable. The Company also has further operating leases for computer equipment, certain motor vehicles and small office equipment where it is not in the best interest of the Company to purchase these assets.

The majority of the Company‘s operating leases have a fixed term with a remaining life between one month and 20 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options. Generally there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. At the inception of a lease, the Company determines whether it is reasonably certain to exercise a renewal option and includes the options in the determination of the lease term and the lease liability where it is reasonably certain to exercise the option. If the Company’s intention is to exercise an option subsequent to the commencement of the lease, the Company will re-assess the lease term. The Company has included certain renewal options in its operating lease liabilities for key property leases for locations that have strategic importance to the Company such as its Corporate Head Office. The Company has not included any purchase options available within its operating lease portfolio in its determination of its operating lease liability.

Ritchie Bros.	24

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

17.	Leases (continued)

Operating leases (continued)

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

Remainder of 2019	$11,555
2020	13,817
2021	10,925
2022	9,524
2023	7,792
Thereafter	85,876
Total future minimum lease payments	$139,489
less: imputed interest	(35,804)
Total operating lease liability	$103,685
less: operating lease liability - current	(10,650)
Total operating lease liability – non-current	$93,035

At March 31, 2019 the Company has ROU assets relating to operating leases in the amount of $96,805,000.

At March 31, 2019 the weighted average remaining lease term for operating leases is 14.9 years and the weighted average discount rate is 4.1%.

Finance leases

The Company has entered into finance lease arrangements for certain vehicles, computer and yard equipment and office furniture. The majority of the leases have a fixed term with a remaining life of one month to six years with renewal options included in the contracts. In certain of these leases, the Company has the option to purchase the leased asset at fair market value or a stated residual value at the end of the lease term. For certain leases such as vehicle leases the Company has included renewal options in the determination of its lease liabilities. The Company has not included any purchase options available within its finance lease portfolio in its determination of the finance lease liability.

As at March 31, 2019, the net carrying amount of computer and yard equipment and other assets under capital leases is $15,356,000 (December 31, 2018: $14,976,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

As at March 31, 2019	Cost	Accumulated depreciation	Net book value
Computer equipment	$11,291	$(4,805)	$6,486
Yard and others	11,925	(3,055)	8,870
	$23,216	$(7,860)	$15,356

As at December 31, 2018	Cost	Accumulated depreciation	Net book value
Computer equipment	$9,428	$(3,992)	$5,436
Yard and auto equipment	12,125	(2,585)	9,540
	$21,553	$(6,577)	$14,976

Ritchie Bros.	25

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

17.	Leases (continued)

Finance leases (continued)

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

Remainder of 2019	$4,539
2020	5,157
2021	3,871
2022	2,314
2023	1,020
Thereafter	43
Total future minimum lease payments	$16,944
less: imputed interest	(303)
Total finance lease liability	$16,641
less: finance lease liability - current	(5,729)
Total finance lease liability – non-current	$10,912

At March 31, 2019 the weighted average remaining lease term for finance leases is 3.3 years and the weighted average discount rate is 3.9%.

Subleases

As at March 31, 2019, the total future minimum sublease payments expected to be received under non-cancellable subleases is $981,000.

18.	Commitments

Commitment for inventory purchase

The Company entered into a two-year non-rolling stock surplus contract with the U.S. Government Defense Logistics Agency (the “DLA”) in December 2017 with the option to extend for up to four-years.  Pursuant to the contract the performance period commenced in April 2018 and concludes in March 2020.

The Company has committed to purchase between 150,000 and 245,900 units of property with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA over the initial 12 month period relating to the purchase of inventory. At March 31, 2019, the Company has purchased $47,676,000 pursuant to the initial 12 month period of this contract which commenced in April 2018.

19.	Contingencies

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

Ritchie Bros.	26

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

19.	Contingencies (continued)

At March 31, 2019, there were $138,057,000 of assets guaranteed under contract, of which 83% is expected to be sold prior to June 30, 2019 with the remainder to be sold by September 30, 2021 (December 31, 2018: $41,461,000 of which 51% is expected to be sold prior to the end of March 31, 2019 with the remainder to be sold by May 31, 2020).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

20.	Subsequent Events

On May 8, 2019, our Board of Directors authorized a share repurchase program for the repurchase of up to $100,000,000 worth of our common shares subject to Toronto Stock Exchange approval over the next 12 months.

Ritchie Bros.	27

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the MD&A. Non-GAAP financial measures referred to in this report are labeled as “non-GAAP measure” or designated as such with an asterisk (*). Please see pages 38-44 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures.

Beginning in the first quarter of 2019, we are no longer disclosing agency proceeds*. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

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

[1]	GTV represents total proceeds from all items sold at our live on site auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	28

We operate globally with locations in more than 13 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 2,200 full time employees worldwide.

Service Offerings

As part of our Auction and Marketplace (“A&M”) solutions, we offer our equipment seller and buyer customers multiple distinct, complementary, multi-channel brand solutions that address the range of their needs. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used equipment available to them. For a complete listing of channels and brand solutions available under our A&M segment, as well as our Other services segment, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

Contract options

As part of our A&M business, we offer sellers several contract options to meet their individual needs and sale objectives, including:

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

Seasonality

Our operations are both seasonal and event-driven. Total revenue and GTV tend to be the highest during the second and fourth calendar quarters. We generally conduct more live on site auctions during these quarters than during the first and third calendar quarters. Late December through mid-February and mid-July through August are traditionally less active periods. Online volumes are similarly affected as supply of used equipment is lower in the third quarter as it is actively being used and not available for sale.

Revenue Mix Fluctuations

Our revenue is comprised of service revenue and inventory sales revenue. Service revenue from A&M segment activities include commissions earned at our live auctions, online marketplaces, and private brokerage services, and various auction-related fees, including listing and buyer transaction fees. We also recognize revenues from our Other Services activities as service revenue. Inventory sales revenue is recognized as part of our A&M activities, and relates to revenues earned through our inventory contracts.

Inventory sales revenue can fluctuate significantly, as it changes based on whether our customers sell using a straight commission contract, guarantee contract, or an inventory contract at time of selling. Straight commission contracts and guarantee contracts will result in the commission being recognized as service revenue, while inventory contracts will result in the GTV of the equipment sold being recorded as inventory sales revenue with the related cost recognized in cost of inventory sold. As a result, a change in the revenue mix between service revenue and inventory sales revenue can have a significant impact on revenue growth percentages.

Ritchie Bros.	29

Performance Overview

Net income attributable to stockholders increased 6% to $18.2 million compared to $17.1 million in Q1 2018. Diluted earnings per share (“EPS”) attributable to stockholders increased 6% to $0.17 per share in Q1 2019 compared to $0.16 per share in Q1 2018.

Consolidated results:

•	Total revenue increased 17% to $303.4 million in Q1 2019 compared to $260.2 million in Q1 2018
o	Service revenue decreased 2% to $172.4 million in Q1 2019 compared to $176.0 million in Q1 2018
o	Inventory sales revenue increased 56% to $131.1 million in Q1 2019, compared to $84.2 million in Q1 2018
•	Selling, general and administrative expenses (“SG&A”) decreased 2% to $95.2 million in Q1 2019, compared to $97.5 million in Q1 2018
•	Operating income increased 2% to $33.6 million in Q1 2019 compared to $32.9 million in Q1 2018
•	Cash provided by operating activities was $71.9 million for the three-month period ended March 31, 2019

Auctions & Marketplaces segment results:

•	GTV of $1.2 billion increased 1% from Q1 2018. Excluding the impact of foreign exchange, GTV increased 3% from Q1 2018
•	A&M total revenue of $274.5 million increased 18% from $232.6 in Q1 2018
o	Service revenue decreased 3% to $143.4 million in Q1 2019 compared to $148.4 million in Q1 2018
o	Inventory sales revenue increased 56% to $131.1 million in Q1 2019 compared to $84.2 million in Q1 2018

Other Services segment results:

•	Other Services total revenue of $28.9 million increased by 5% from $27.6 million in Q1 2018
•	RBFS revenue of $6.3 million increased 32% from $4.7 million in Q1 2018

Results of Operations

Financial overview

	Three months ended March 31,
			% Change
(in U.S. $000's, except EPS)	2019	2018	2019 over 2018
Service revenue:
Commissions	$92,280	$101,294	(9)%
Fees	80,092	74,722	7%
Total service revenue	172,372	176,016	(2)%
Inventory sales revenue	131,057	84,162	56%
Total revenue	303,429	260,178	17%
Service revenue as a % of total revenue	56.8%	67.7%	-1090	bps
Inventory sales revenue as a % of total revenue	43.2%	32.3%	1090	bps
Costs of services	36,069	36,657	(2)%
Cost of inventory sold	120,475	75,791	59%
Selling, general and administrative expenses	95,184	97,470	(2)%
Operating expenses	269,841	227,305	19%
Cost of inventory sold as a % of operating expenses	44.6%	33.3%	1130	bps
Operating income	33,588	32,873	2%
Operating income margin	11.1%	12.6%	-150	bps
Net income attributable to stockholders	18,164	17,138	6%
Diluted earnings per share attributable to stockholders	$0.17	$0.16	6%
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$0.17	$0.16	6%
Effective tax rate	26.8%	23.4%	340	bps

Total GTV	1,174,681	1,160,712	1%
Service revenue as a % of total GTV- Rate	14.7%	15.2%	-50	bps
Inventory sales revenue as a % of total GTV- Mix	11.2%	7.3%	390	bps

Ritchie Bros.	30

Total revenue

Total revenue increased 17% to $303.4 million primarily due to a 56% increase in inventory sales revenue, partially offset by a 2% decrease in service revenue.

Inventory sales revenue was $131.1 million in Q1 2019, an increase of 56% compared to $84.2 million, primarily due to an increase in volume of inventory sales contracts in the US and Europe. As a percent of GTV, our GTV from inventory sales revenue was 11.2% in Q1 2019, compared to 7.3% in Q1 2018.

The decline in service revenue resulted from a 9% decrease in commissions offset by a 7% increase in fees. Lower commissions were attributable to lower price realization on guarantee contracts as well as a decrease in the volume of straight commission contracts. The lower rates earned from guarantee contracts was partially due to softer price performance on specific assets in greater supply at the 2019 Orlando auction. Fee revenue increased 7% due to moderately higher GTV volume with an increased proportion of low value lots, online inspection fees and fees earned from RBFS.

Foreign exchange had an unfavourable impact on total revenue in Q1 2019 due to fluctuations in the Euro and Canadian exchange rate relative to the U.S. dollar.

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

For the three months ended March 31, 2019, income tax expense was $6.6 million, compared to an income tax expense of $5.3 million for the same period in 2018. Our effective tax rate was 26.8% in Q1 2019, compared to 23.4% in Q1 2018.

Net income

Net income attributable to stockholders increased $1.0 million, or 6%, from $17.1 million in Q1 2018 due to higher operating income coupled with lower net interest expenses. This increase was partially offset by an increase in the effective tax rate.

Diluted EPS

Diluted EPS attributable to stockholders increased 6% to $0.17 per share for Q1 2019 from $0.16 per share in Q1 2018.

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

Value of one local currency	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
Period-end exchange rate
Canadian dollar	0.7491	0.7761	(3)%
Euro	1.1218	1.2300	(9)%
Australian dollar	0.7096	0.7677	(8)%
Average exchange rate
Canadian dollar	0.7524	0.7906	(5)%
Euro	1.1355	1.2292	(8)%
Australian dollar	0.7124	0.7861	(9)%

Ritchie Bros.	31

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of an equity accounted for investment, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. There were no adjusting items in Q1 2019 or Q1 2018.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (non-GAAP measure) increased $2.3 million, or 5%, to $51.9 million in Q1 2019 from $49.6 million in Q1 2018.

Debt at the end of Q1 2019, represented 5.8 times net income as at and for the 12 months ended March 31, 2019. This compares to debt at Q1 2018, which represented 9.6 times net income as at and for the 12 months ended March 31, 2018. The decrease in this debt/net income multiplier was primarily due to lower debt balances at March 31, 2019 compared to March 31, 2018, as a result of our voluntary and involuntary debt repayments. The adjusted net debt/adjusted EBITDA (non-GAAP measure) was 1.7 times as at and for the 12 months ended March 31, 2019 compared to 2.5 times as at and for the 12 months ended March 31, 2018.

Segment Performance

(in U.S $000's)	Three months ended March 31, 2019
	A&M	Other	Consolidated
Service revenue	$143,437	$28,935	$172,372
Inventory sales revenue	131,057	-	131,057
Total revenue	274,494	28,935	303,429
Ancillary and logistical service expenses	-	13,759	13,759
Other costs of services	20,817	1,493	22,310
Cost of inventory sold	120,475	-	120,475
SG&A expenses	89,182	6,002	95,184
Segment profit	$44,020	$7,681	$51,701

(in U.S $000's)	Three months ended March 31, 2018
	A&M	Other	Consolidated
Service revenue	$148,405	$27,611	$176,016
Inventory sales revenue	84,162	-	84,162
Total revenue	232,567	27,611	260,178
Ancillary and logistical service expenses	-	14,580	14,580
Other costs of services	21,448	629	22,077
Cost of inventory sold	75,791	-	75,791
SG&A expenses	93,002	4,468	97,470
Segment profit	$42,326	$7,934	$50,260

Ritchie Bros.	32

Auctions and Marketplaces Segment

Results of A&M segment operations

	Three months ended March 31,
			% Change
(in U.S. $000's)	2019	2018	2019 over 2018
Service revenue	$143,437	$148,405	(3)%
Inventory sales revenue	131,057	84,162	56%
Total revenue	274,494	232,567	18%
A&M service revenue as a % of total A&M revenue	52.3%	63.8%	-1150 bps
Inventory sales revenue as a % of total A&M revenue	47.7%	36.2%	1150 bps
Costs of services	20,817	21,448	(3)%
Cost of inventory sold	120,475	75,791	59%
SG&A expenses	89,182	93,002	(4)%
A&M segment expenses	$230,474	$190,241	21%
Cost of inventory sold as a % of A&M expenses	52.3%	39.8%	1250 bps
A&M segment profit	$44,020	$42,326	4%
Total GTV	1,174,681	1,160,712	1%
A&M service revenue as a % of total GTV- Rate	12.2%	12.8%	-60 bps

Gross Transaction Value

We believe it is meaningful to consider revenue in relation to GTV. GTV by channel and by revenue type are presented below for the three months ended March 31, 2019.

GTV by Channel

(in U.S $000's)	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
Live on site auctions	$971,599	$974,026	(0)%
Percentage of total	82.7%	83.9%
Online marketplaces including featured(1) and other(2)	203,082	186,686	9%
Percentage of total	17.3%	16.1%
GTV	$1,174,681	$1,160,712	1%

(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E and, before that, EquipmentOne.

GTV by Revenue Type

(in U.S $000's)	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
Service GTV	$1,043,624	$1,076,550	(3)%
Percentage of total	88.8%	92.7%
Inventory GTV	131,057	84,162	56%
Percentage of total	11.2%	7.3%
GTV	$1,174,681	$1,160,712	1%

Ritchie Bros.	33

Overall, GTV increased 1% to $1.2 billion in Q1 2019; excluding the impact of foreign exchange, GTV increased 3%. GTV from live on site auctions was flat partly due to the Q1 2018 Grande Prairie auction of $37 million that did not repeat in Q1 2019, offset by growth in live on site auctions in the US and Europe. Online marketplaces GTV posted consecutive quarter growth delivering a 9% increase in the first quarter.

GTV from inventory contracts increased 56%, while Service GTV decreased 3% compared to Q1 2018. These changes were primarily due to higher sourced inventory deals in US and in Europe.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which includes inventory and guarantee contracts, increased to 16.5% in Q1 2019, compared to 12.9% in Q1 2018, primarily due to higher inventory contracts.

Online bidding

Across all channels, 60% of total GTV was purchased by online buyers in Q1 2019 compared to 56% in Q1 2018. This increase in internet bidders and online buyers show that we continued to promote multi-channel participation at our auctions through Q1 2019.

Total industrial live on site auction metrics

	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
Number of auctions	35	35	0%
Bidder registrations	143,000	119,000	20%
Consignments	11,550	10,750	7%
Buyers	30,750	29,000	6%
Lots	86,250	81,000	6%

The total number of industrial lots increased 6% to 86,250, and the total number of lots including agricultural lots increased 6% to 88,000 lots in Q1 2019, primarily due to an increase of smaller value lots sold in Q1 2019. Total live auctions, including agricultural, were 47 in Q1 2019 compared to 52 in Q1 2018.

Average industrial live on site auction metrics

(in U.S $000's)	12 months ended March 31,
			% Change
	2019	2018	2019 over 2018
GTV	$21.2 million	$15.9 million	$33%
Bidder registrations	3,164	2,405	32%
Consignors	300	233	29%
Lots	2,089	1,576	33%

We saw an increase in average GTV per industrial auction for the 12 months ended March 31, 2019 compared to the 12 months ended March 31, 2018. The increase was primarily driven by our site optimization strategy to close five on site auction locations across North America to focus on online sales and largers auctions, as announced at the end of 2017.

GTV on a per lot basis generated at our industrial live on site auctions decreased 4% to $11,000 in Q1 2019 compared to $11,500 in Q1 2018, primarily due to an increase of smaller value lots sold in Q1 2019.

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

Ritchie Bros.	34

Our Sales Force Productivity for the trailing 12-month period ended March 31, 2019 was $11.6 million per Revenue Producer compared to $11.3 million per Revenue Producer for the trailing 12-month period ended March 31, 2018.

Sales Force Productivity for the 12-month period ended March 31, 2018 was calculated as the sum of the following two amounts:

•	GTV for the two months, pre-Acquisition, ended May 31, 2017, divided by the average number of Revenue Producers over the same two-month period; and
•	GTV for the ten months following the Acquisition divided by the average number of Revenue Producers over the same ten-month period.

A&M revenue

Total A&M revenue was $274.5 million, an increase of $41.9 million, or 18%, from Q1 2018. The increase in total revenue was primarily due to the $46.9 million, or 56%, increase in inventory sales revenue, partially offset by a 3% decrease in service revenue.

A&M revenue by geographical region are presented below:

(in U.S $000's)	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
United States
Service revenue	$102,975	$103,206	(0)%
Inventory sales revenue	67,944	19,498	248%
A&M revenue- United States	170,919	122,704	39%
Canada
Service revenue	19,768	21,726	(9)%
Inventory sales revenue	3,785	37,161	(90)%
A&M revenue- Canada	23,553	58,887	(60)%
International
Service revenue	20,694	23,474	(12)%
Inventory sales revenue	59,328	27,502	116%
A&M revenue- International	80,022	50,976	57%
Total
Service revenue	143,437	148,406	(3)%
Inventory sales revenue	131,057	84,161	56%
A&M total revenue	274,494	232,567	18%

Changes in A&M segment revenue in Q1 2019 compared to Q1 2018 were primarily driven by:

• United States– 39% increase was due to a $48.4 million increase in inventory sales revenue. We strategicially accepted a large volume of inventory contracts to secure equipment supply for our 2019 Orlando auction, the largest auction ever hosted by Ritchie Bros. We also experienced revenue growth in our GovPlanet non-rolling stock program as the contract was launched in Q2 2018. Service revenue remains unchanged with lower volume of commission revenues and lower guarantee rate performance, offset by higher fees revenue.

• Canada– 60% decrease was primarily due to a $33.4 million decrease in inventory sales revenue, and a $2.0 million decrease in service revenue. There was higher inventory sales revenue in Q1 2018 compared to Q1 2019 primarily due to the dispersal of large oil and gas equipment from our Q1 2018 Grande Prairie auction of $37 million that did not repeat in Q1 2019. Service revenue decreased 9% primarily due to lower volume from our commission contracts.

• International– 57% increase was primarily due to a $31.8 million increase in inventory sales revenue, partially driven by macroeconomic conditions in parts of Europe and Asia creating a more favourable supply environment. This increase was offset by the $2.8 million decrease in service revenue caused by the change in revenue mix between service revenue and inventory sales revenue.

Ritchie Bros.	35

Costs of services

A&M costs of services decreased $0.6 million, or 3%, in Q1 2019 compared to Q1 2018, which was in-line with the change in GTV.

Cost of inventory sold

A&M cost of inventory sold increased $44.7 million, or 59%, in Q1 2019 compared to Q1 2018, in line with higher activity in inventory sales revenue. A contributing factor to the higher cost of inventory sold in the quarter resulted from discrete lower price performance on certain categories of equipment which was in greater supply at the February 2019 Orlando auction.

SG&A expenses

Our A&M segment SG&A expenses decreased $3.8 million, or 4%, in Q1 2019 compared to Q1 2018. The decrease was primarily due to higher share unit expenses in Q1 2018 related to mark-to-market costs driven by growth in the share price and incremental compensation cost resulting from the modification of certain performance factors. The decrease was partially offset by on-going incremental costs related to the GovPlanet non-rolling stock program.

Foreign exchange rates had a favourable impact on SG&A expenses in the quarter primarily due to fluctuations of the Euro and Canadian dollar exchange rate relative to the U.S. dollar.

Other Services Segment

(in U.S $000's)	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
Service revenue	$28,935	$27,611	5%
Ancillary and logistical service expenses	13,759	14,580	(6)%
Other costs of services	1,493	629	137%
SG&A expenses	6,002	4,468	34%
Other services profit	$7,681	$7,934	(3)%

Revenue from other services increased $1.3 million, or 5%, in Q1 2019 compared to Q1 2018. This increase was primarily due to the increase in RBFS revenue of $1.5 million and RB Logistics of $1.5 million, offset by lower ancillary service revenue of $1.7 million. Ancillary service revenue decreased partially due to less ancillary services provided across our auction sites in the US.

Funded volume, which represents the amount of lending brokered by RBFS, increased 25% from $95.0 million in Q1 2018 to $119.3 million in Q1 2019. RBFS segment revenue was $6.3 million in Q1 2019, a 32% increase compared to $4.7 million in Q1 2018. RBFS operating profit increased 32% over the same comparative period to $2.9 million from $2.2 million. Logistical services revenue grew primarily to support our European customers.

SG&A expenses in the other segment increased $1.5 million, or 34% primarily due to expenses incurred to support the growth of RBFS.

Other services profit decreased $0.3 million, or 3% primarily due to lower profits from our appraisal services, partially offset by the growth in RBFS.

Liquidity and Capital Resources

We assess our liquidity based on our ability to generate cash to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, payment of dividends, voluntary repayments of term debt, our net capital spending, and significant acquisitions of businesses.

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

Ritchie Bros.	36

Cash flows

(in U.S $000's)	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
Cash provided by (used in):
Operating activities	$71,903	$67,238	7%
Investing activities	(8,164)	(13,206)	(38)%
Financing activities	(44,696)	(45,417)	(2)%
Effect of changes in foreign currency rates	(1,376)	1,627	(185)%
Net increase in cash, cash equivalents, and restricted cash	$17,667	$10,242	72%

Operating activities

Cash provided by operating activities increased $4.7 million in Q1 2019 compared to Q1 2018. This increase was primarily due to changes in certain of our operating assets and liabilities and a $1.0 million increase in our net income over the comparative period. Changes in operating assets and liabilities generated $2.1 million more cash in Q1 2019 than Q1 2018, which included a $34.0 million increase in cash from changes in inventory, partially offset by changes in trade and other payables. Inventory changes consisted primarly of a reduction in inventory in the United States and Europe during Q1 2019. Changes in trade and other payables were driven by payment of annual bonus, interest on senior notes, as well as, the timing, size, and number of auctions over the comparative period, as well as the volume of our inventory contracts.

Investing activities

Net cash used in investing activities decreased $5.0 million in Q1 2019 compared to Q1 2018. This decrease is primarily due to our acquisition of Leake Auction Company in Q1 2018. Net capital spending was $8.2 million in Q1 2019 compared to $8.5 million in Q1 2018.

Financing activities

Net cash used in financing activities decreased $0.7 million in Q1 2019 compared to Q1 2018. The primary uses of cash in financing activities in Q1 2019 were $23.4 million of net repayments of debt, including $10.0 million of voluntary term debt repayments, and $19.6 million of dividend payments. This compares to $30.7 million of net repayments of debt, including $25.0 million of voluntary term debt repayments, and $18.2 million of dividend payments in Q1 2018.

Dividend information

We declared and paid a regular cash dividend of $0.17 per common share for the quarter ended March 31, 2018, and $0.18 per common share for the quarters ended June 30, 2018, September 30, 2018, and December 31, 2018. We have declared, but not yet paid, a dividend of $0.18 per common share for the quarter ended March 31, 2019. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 62.9% for the 12 months ended March 31, 2019 from 89.0% for the 12 months ended March 31, 2018. This decrease is primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio (non-GAAP measure) decreased to 64.9% for the 12 months ended March 31, 2019 from 79.0% for the 12 months ended March 31, 2018.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 220 bps to 8.0% for the 12-month period ending March 31, 2019 from 5.8% for the 12-month period ending March 31, 2018. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period, partially offset by an increase in average stockholders’ equity and long-term debt. Return on invested capital (“ROIC”) (non-GAAP measure) increased 120 bps to 7.7% during the 12 months ended March 31, 2019 compared to 6.5% for the 12 months period ending March 31, 2018.

Ritchie Bros.	37

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2019.

Share repurchase program

On May 8, 2019, our Board of Directors authorized a share repurchase program for the repurchase of up $100 million worth of our common shares (subject to the Toronto Stock Exchange ”TSX” approval) over the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Judgments, Estimates and Assumptions

Aside from the adoption of ASU 2016-02, Leases (Topic 842), discussed below, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in the following our Annual Report on Form 10-K for the year ended December 31, 2018, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Effective January 1, 2019, we adopted Topic 842, which requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. We utilized the optional transition approach, which permits us to apply the new lease standards at the adoption date.

On adoption of the new standard, we recognized a right-of-use asset relating to operating leases of $103,897,000 with a corresponding increase in operating lease liability. Offsetting the increase in the ROU asset recognized was the reclassification of a deferred rent liability from other non-current liability to ROU asset of $5,752,000. There was no impact on retained earnings or cash flows.

The adoption of the standard had no impact on our debt-covenant compliance under our current agreements.

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

Adjusted Operating Income* Reconciliation

Adjusting operating income* eliminates the financial impact of adjusting items which are significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, and certain other items, which we refer to as ‘adjusting items’.

The following table reconciles adjusted operating income to operating income, which is the most directly comparable GAAP measure in our consolidated income statements.

There were no adjusting items in Q1 2019 or in the comparative prior period.

(in U.S. $000's)	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
Operating income	$33,588	$32,873	2%
Adjusted operating income*	$33,588	$32,873	2%

(1)	Adjusted operating income* represents operating income excluding the effects of adjusting items.

Ritchie Bros.	38

Adjusted Net Income Attributable to Stockholders* and Diluted Adjusted EPS Attributable to Stockholders* Reconciliation

We believe that adjusted net income attributable to stockholders* provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted Adjusted EPS attributable to stockholders* eliminates the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, and certain other items, which we refer to as ‘adjusting items’.

The following table reconciles adjusted net income attributable to stockholders* and diluted adjusted EPS attributable to stockholders* to net income attributable to stockholders and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements.

There were no adjusting items in Q1 2019 or in the comparative prior period.

(in U.S. $000's, except share and per share data)	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
Net income attributable to stockholders	$18,164	$17,138	6%
Adjusted net income attributable to stockholders*	$18,164	$17,138	6%
Weighted average number of dilutive shares outstanding	110,044,213	108,643,897	1%
Diluted earnings per share attributable to stockholders	$0.17	$0.16	6%
Diluted adjusted EPS attributable to Stockholders*	$0.17	$0.16	6%

(1)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(2)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Adjusted EBITDA*

We believe adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* to net income, which is the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

(in U.S. $000's)	Three months ended March 31,
			% Change
	2019	2018	2019 over 2018
Net income	$18,172	$17,207	6%
Add: depreciation and amortization expenses	17,115	16,191	6%
Add: interest expense	10,816	11,310	-4%
Less: interest income	(855)	(392)	118%
Add: income tax expense	6,639	5,269	26%
Adjusted EBITDA*	$51,887	$49,585	5%

(1)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.

Ritchie Bros.	39

Adjusted EBITDA* and Adjusted Net Debt/Adjusted EBITDA* Reconciliation

We believe that comparing adjusted net debt/adjusted EBITDA* on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are discussed under “Liquidity and Capital Resources”.

The following table reconciles adjusted EBITDA* and adjusted net debt*/adjusted EBITDA* to debt, cash and cash equivalents, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

(in U.S. $ millions)	As at and for the 12 months ended March 31,
					% Change
	2019		2018		2019 over 2018
Short-term debt	$8.7		$5.9		47%
Long-term debt	703.3		780.3		-10%
Debt	712.0		786.2		-9%
Less: cash and cash equivalents	(266.5)		(278.9)		-4%
Adjusted net debt	445.5		507.3		-12%
Net income	$122.5		$82.1		49%
Add: depreciation and amortization expenses	67.5		58.6		15%
Add: interest expense	44.0		41.5		6%
Less: interest income	(3.4)		(2.6)		31%
Add: income tax expense	32.4		-		100%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-		4.8		-100%
Acquisition and finance structure advisory	-		9.1		-100%
Severance and retention	1.5		3.6		-58%
Gain on sale of equity accounted for investment	(4.9)		-		100%
Impairment loss	-		8.9		-100%
Adjusted EBITDA*	$259.6		$206.0		26%
Debt/net income	5.8	x	9.6	x	(40)%
Adjusted net debt*/adjusted EBITDA*	1.7	x	2.5	x	(32)%

(1)	Please refer to page 44 for a summary of adjusting items during the trailing 12-months ended March 31, 2019 and March 31, 2018.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt*/adjusted EBITDA* is calculated by dividing adjusted net debt* by adjusted EBITDA*.

Ritchie Bros.	40

Operating Free Cash Flow* (“OFCF”) Reconciliation

We believe OFCF*, when compared on a trailing 12-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes OFCF* as a performance metric. OFCF* is also an element of the performance criteria for certain annual short-term and long-term incentive awards.

The following table reconciles OFCF* to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in, or calculated from, our consolidated statements of cash flows:

(in U.S. $ millions)	12 months ended March 31,
			% Change
	2019	2018	2019 over 2018
Cash provided by operating activities	$148.9	$80.3	85%
Property, plant and equipment additions	17.1	11.5	49%
Intangible asset additions	24.7	30.0	-18%
Proceeds on disposition of property plant and equipment	(9.8)	(4.5)	118%
Net capital spending	$32.0	$37.0	-14%
OFCF*	$116.9	$43.3	170%

(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.
(2)	The comparative figures for cash provided by operating activities in Q1 2018 has been restated to conform with prior year presentation.

Ritchie Bros.	41

Adjusted Net Income Attributable to Stockholders* and Adjusted Dividend Payout Ratio* Reconciliation

We believe that adjusted net income attributable to stockholders* provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. We believe that disclosing our adjusted dividend payout ratio* for different financial periods provides useful information about how well our net income supports our dividend payments.

The following table reconciles adjusted net income attributable to stockholders* and adjusted dividend payout ratio* to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	12 months ended March 31,
			% Change
	2019	2018	2019 over 2018
Dividends paid to stockholders	$77.0	$72.8	6%
Net income attributable to stockholders	$122.5	$81.8	50%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4.8	-100%
Acquisition and finance structure advisory	-	9.1	-100%
Severance and retention	1.5	3.6	-58%
Impairment loss	-	8.9	-100%
Gain on sale of equity accounted for investment	(4.9)	-	100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2.4)	100%
Severance and retention	(0.4)	(0.7)	-43%
Deferred income tax effect of adjusting items:
Severance and retention	-	(0.4)	100%
Impairment loss	-	(2.4)	100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	-	(10.1)	100%
Adjusted net income attributable to stockholders*	$118.7	$92.2	29%
Dividend payout ratio	62.9%	89.0%	-2610	bps
Adjusted dividend payout ratio*	64.9%	79.0%	-1410	bps

(1)	Please refer to page 44 for a summary of adjusting items during the trailing 12-months ended March 31, 2019 and March 31, 2018.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Adjusted dividend payout ratio* is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders*.

Ritchie Bros.	42

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

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders, long-term debt, stockholders’ equity, return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

(in U.S. $ millions)	As at and for the 12 months ended March 31,
			% Change
	2019	2018	2019 over 2018
Net income attributable to stockholders	$122.5	$81.8	50%
Pre-tax adjusting items:
Accelerated vesting of assumed options	-	4.8	-100%
Acquisition and finance structure advisory	-	9.1	-100%
Severance and retention	1.5	3.6	-58%
Impairment loss	-	8.9	-100%
Gain on sale of equity accounted for investment	(4.9)	-	100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	-	(2.4)	100%
Severance and retention	(0.4)	(0.7)	-43%
Deferred income tax effect of adjusting items:	-	(0.4)	100%
Severance and retention	-	(2.4)	100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	-	(10.1)	100%
Adjusted net income attributable to stockholders*	$118.7	$92.2	29%
Opening long-term debt	$780.3	$596.4	31%
Ending long-term debt	703.3	780.3	-10%
Average long-term debt	741.8	688.4	8%
Opening stockholders' equity	$752.3	$691.4	9%
Ending stockholders' equity	828.1	752.3	10%
Average stockholders' equity	790.2	721.9	9%
Average invested capital	$1,532.0	$1,410.3	9%
Return on average invested capital	8.0%	5.8%	220	bps
ROIC*	7.7%	6.5%	120	bps

(1)	Please refer to page 44 for a summary of adjusting items during the trailing 12-months ended March 31, 2019 and March 31, 2018.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as adjusted net income attributable to stockholders* divided by average invested capital.
(4)	The adoption of Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	43

Adjusting items during the trailing 12-months ended March 31, 2019 were:

Recognized in the first quarter of 2019

•	There were no adjustment items recognized in the first quarter of 2019.

Recognized in the fourth quarter of 2018

•	There were no adjustment items recognized in the fourth quarter of 2018.

Recognized in the third quarter of 2018

•	$1.5 million ($1.1 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition;
•	$4.9 million ($4.9 million after tax, or $0.04 per diluted share) due to gain on sale of an equity accounted for investment.

Recognized in the second quarter of 2018

•	There were no adjustment items recognized in the second quarter of 2018.

Adjusting items during the trailing 12-months ended March 31, 2018 were:

Recognized in the first quarter of 2018

•	There were no adjustment items recognized in the first quarter of 2018.

Recognized in the fourth quarter of 2017

•	$2.2 million ($1.6 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition;
•	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the Tax Cuts and Jobs Act.

Recognized in the third quarter of 2017

•	There were no adjustment items recognized in the third quarter of 2017.

Recognized in the second quarter of 2017

•	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition;
•	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs;
•	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition;
•	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets.

Ritchie Bros.	44

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at March 31, 2019. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as at March 31, 2019, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and implemented certain accounting processes and internal controls over financial reporting to ensure we adequately evaluated our leases and appropriately assessed the impact of Topic 842 on our financial statements and disclosures. There have been no other changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Ritchie Bros.	45

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:	RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, before purchasing our common shares. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.

There were no material changes in risk factors during the three months ended March 31, 2019.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

Ritchie Bros.	46

ITEM 6:	EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ritchie Bros.	47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: May 9, 2019	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Dated: May 9, 2019	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	48