Form 10-Q
period 2019-06-30
RITCHIE BROS AUCTIONEERS INC
filed 2019-08-08
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-13425

Ritchie Bros. Auctioneers Incorporated

(Exact Name of Registrant as Specified in its Charter)

Canada	98-0626225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9500 Glenlyon Parkway
Burnaby, British Columbia, Canada	V5J 0C6
(Address of Principal Executive Offices)	(Zip Code)

(778) 331-5500

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	RBA	New York Stock Exchange

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 107,853,398 common shares, without par value, outstanding as of August 7, 2019.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended June 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Service revenue	$234,606	$214,346	$406,978	$390,362
Inventory sales revenue	158,616	94,184	289,673	178,346
Total revenue	393,222	308,530	696,651	568,708

Operating expenses:
Costs of services	50,268	43,033	86,337	79,690
Cost of inventory sold	149,818	81,702	270,293	157,493
Selling, general and administrative expenses	97,714	101,259	192,898	198,729
Acquisition-related costs	38	1,399	707	3,032
Depreciation and amortization expenses	17,112	16,537	34,227	32,728
Gain on disposition of property, plant and equipment	(101)	(271)	(250)	(616)
Foreign exchange (gain) loss	403	76	881	(16)
Total operating expenses	315,252	243,735	585,093	471,040
Operating income	77,970	64,795	111,558	97,668

Interest expense	(10,117)	(10,937)	(20,933)	(22,247)
Other income, net	1,679	900	3,718	1,813
Income before income taxes	69,532	54,758	94,343	77,234
Income tax expense	15,401	9,031	22,040	14,300
Net income	$54,131	$45,727	$72,303	$62,934

Net income attributable to:
Stockholders	$54,036	$45,717	$72,200	$62,855
Non-controlling interests	95	10	103	79
Net income	$54,131	$45,727	$72,303	$62,934

Earnings per share attributable to stockholders:
Basic	$0.50	$0.42	$0.66	$0.58
Diluted	$0.49	$0.42	$0.66	$0.58

Weighted average number of shares outstanding:
Basic	108,707,708	107,864,030	108,725,871	107,610,679
Diluted	109,942,768	109,019,708	109,982,763	108,832,776

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$54,131	$45,727	$72,303	$62,934
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	2,457	(12,691)	823	(7,784)
Total comprehensive income	$56,588	$33,036	$73,126	$55,150

Total comprehensive income attributable to:
Stockholders	$56,486	$33,056	$73,028	$55,089
Non-controlling interests	102	(20)	98	61
	$56,588	$33,036	$73,126	$55,150

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$210,429	$237,744
Restricted cash	128,565	67,823
Trade and other receivables	338,618	129,257
Inventory	78,829	113,294
Other current assets	64,149	49,055
Income taxes receivable	6,671	6,365
Total current assets	827,261	603,538

Property, plant and equipment	473,036	486,599
Other non-current assets	144,877	29,395
Intangible assets	239,761	245,622
Goodwill	672,505	671,594
Deferred tax assets	17,668	15,648
Total assets	$2,375,108	$2,052,396

Liabilities and Equity

Auction proceeds payable	$458,116	$203,503
Trade and other payables	175,735	201,255
Income taxes payable	5,384	2,312
Short-term debt	8,010	19,896
Current portion of long-term debt	18,235	13,126
Total current liabilities	665,480	440,092

Long-term debt	686,694	698,172
Other non-current liabilities	147,454	41,980
Deferred tax liabilities	38,582	35,519
Total liabilities	1,538,210	1,215,763

Commitments
Contingencies
Contingently redeemable performance share units	1,049	923
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 107,836,674 (December 31, 2018: 108,682,030)	150,585	181,780
Additional paid-in capital	54,633	56,885
Retained earnings	680,915	648,255
Accumulated other comprehensive loss	(55,449)	(56,277)
Stockholders' equity	830,684	830,643
Non-controlling interest	5,165	5,067
Total stockholders' equity	835,849	835,710
Total liabilities and equity	$2,375,108	$2,052,396

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
Three months ended June 30, 2019	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")

Balance, March 31, 2019	108,958,906	$189,297	$50,054	$646,614	$(57,899)	$5,063	$833,129	$984
Net income	—	—	—	54,036	—	95	54,131	—
Other comprehensive income	—	—	—	—	2,450	7	2,457	—
	—	—	—	54,036	2,450	102	56,588	—
Stock option exercises	98,433	3,190	(694)	—	—	—	2,496	—
Issuance of common stock related to vesting of share units	3,009	110	—		—	—	110	—
Stock option compensation expense	—	—	1,660	—	—	—	1,660	—
Equity-classified PSU expense	—	—	3,488	—	—	—	3,488	47
Equity-classified PSU dividend equivalents	—	—	125	(143)	—	—	(18)	18
Cash dividends paid	—	—	—	(19,592)	—	—	(19,592)	—
Shares repurchased	(1,223,674)	(42,012)	—	—	—	—	(42,012)	—
Balance, June 30, 2019	107,836,674	$150,585	$54,633	$680,915	$(55,449)	$5,165	$835,849	$1,049

Three months ended June 30, 2018

Balance, March 31, 2018	107,471,895	$144,387	$44,327	$601,205	$(37,619)	$5,150	$757,450	$16,576
Net income	—	—	—	45,717	—	10	45,727	—
Other comprehensive loss	—	—	—	—	(12,661)	(30)	(12,691)	—
	—	—	—	45,717	(12,661)	(20)	33,036	—
Stock option exercises	570,487	17,350	(3,614)	—	—	—	13,736	—
Issuance of common stock related to vesting of share units	159,969	5,161	(1,662)	—	—	—	3,499	6,856
Stock option compensation expense	—	—	2,140	—	—	—	2,140	—
Equity-classified PSU expense	—	—	207	—	—	—	207	3,019
Equity-classified PSU dividend equivalents	—	—	12	(124)	—	—	(112)	112
Change in fair value of contingently redeemable PSUs	—	—	—	(114)	—	—	(114)	114
Cash dividends paid	—	—	—	(18,343)	—	—	(18,343)	—
Balance, June 30, 2018	108,202,351	$166,898	$41,410	$628,341	$(50,280)	$5,130	$791,499	$12,965

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Statements of Changes in Equity (continued)

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
Six months ended June 30, 2019	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")

Balance, December 31, 2018	108,682,030	$181,780	$56,885	$648,255	$(56,277)	$5,067	$835,710	$923
Net income	—	—	—	72,200	—	103	72,303	—
Other comprehensive income	—	—	—	—	828	(5)	823	—
	—	—	—	72,200	828	98	73,126	—
Stock option exercises	181,359	5,668	(1,544)	—	—	—	4,124	—
Issuance of common stock related to vesting of share units	196,959	5,149	(10,064)	—	—	—	(4,915)	—
Stock option compensation expense	—	—	3,199	—	—	—	3,199	—
Equity-classified PSU expense	—	—	5,810	—	—	—	5,810	93
Equity-classified PSU dividend equivalents	—	—	347	(380)	—	—	(33)	33
Change in fair value of contingently redeemable PSUs	—	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	(39,160)	—	—	(39,160)	—
Shares repurchased	(1,223,674)	(42,012)		—	—	—	(42,012)	—
Balance, June 30, 2019	107,836,674	$150,585	$54,633	$680,915	$(55,449)	$5,165	$835,849	$1,049

Six months ended June 30, 2018

Balance, December 31, 2017	107,269,783	$138,582	$41,005	$602,609	$(42,514)	$5,069	744,751	$9,014
Net income	—	—	—	62,855	—	79	62,934	—
Other comprehensive loss	—	—	—	—	(7,766)	(18)	(7,784)	—
	—	—	—	62,855	(7,766)	61	55,150	—
Stock option exercises	772,599	23,155	(5,106)	—	—	—	18,049	—
Issuance of common stock related to vesting of share units	159,969	5,161	(1,662)	—	—	—	3,499	(6,856)
Stock option compensation expense	—	—	4,483	—	—	—	4,483	—
Modification of PSUs	—	—	703	(134)	—	—	569	6,132
Equity-classified PSU expense	—	—	1,885	—	—	—	1,885	4,376
Equity-classified PSU dividend equivalents	—	—	102	(324)	—	—	(222)	222
Change in fair value of contingently redeemable PSUs	—	—	—	(77)	—	—	(77)	77
Cash dividends paid	—	—	—	(36,588)	—	—	(36,588)	—
Balance, June 30, 2018	108,202,351	$166,898	$41,410	$628,341	$(50,280)	$5,130	$791,499	$12,965

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Six months ended June 30,	2019	2018
Cash provided by (used in):
Operating activities:
Net income	$72,303	$62,934
Adjustments for items not affecting cash:
Depreciation and amortization expenses	34,227	32,728
Stock option compensation expense	3,199	4,483
Equity-classified PSU expense	5,903	6,261
Deferred income tax expense	1,056	922
Unrealized foreign exchange (gain) loss	(51)	92
Gain on disposition of property, plant and equipment	(250)	(616)
Amortization of debt issuance costs	1,765	2,073
Other, net	6,167	(4,263)
Net changes in operating assets and liabilities	36,036	3,244
Net cash provided by operating activities	160,355	107,858
Investing activities:
Property, plant and equipment additions	(4,618)	(5,802)
Intangible asset additions	(12,175)	(12,273)
Proceeds on disposition of property, plant and equipment	583	1,633
Other, net	(1,000)	(4,674)
Net cash used in investing activities	(17,210)	(21,116)
Financing activities:
Share repurchase	(42,012)	—
Dividends paid to stockholders	(39,160)	(36,588)
Issuances of share capital	4,124	18,049
Payment of withholding taxes on issuance of shares	(4,915)	(3,357)
Proceeds from short-term debt	12,879	308
Repayment of short-term debt	(24,985)	(3,372)
Repayment of long-term debt	(14,514)	(56,555)
Repayment of finance lease obligations	(2,937)	(1,774)
Other, net	—	(1,176)
Net cash used in financing activities	(111,520)	(84,465)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	1,802	(4,113)
Increase (decrease)	33,427	(1,836)
Beginning of period	305,567	331,116
Cash, cash equivalents, and restricted cash, end of period	$338,994	$329,280

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

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

(b) Revenue recognition

Revenues are comprised of:

●	Service revenue, including the following:
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
●	Inventory sales revenue as part of A&M activities

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

Commission revenue are recorded net of commissions owed to third parties, which are principally the result of situations when the commission is shared with a consignor in an auction guarantee risk and reward sharing arrangement.

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

(c) Costs of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenue, and earning other fee revenue. Direct expenses include direct labour, buildings and facilities charges, travel, advertising and promotion costs and fees paid to unrelated third parties who introduce the Company to equipment sellers who sell property at the Company’s auctions and marketplaces.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.    Summary of significant accounting policies (continued)

(f) Leases (continued)

Finance leases

Finance lease ROU assets are included in property, plant and equipment, trade and other payables, and other non-current liabilities in our consolidated balance sheets.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.    Summary of significant accounting policies (continued)

(k) Recent accounting standards not yet adopted

(i)	In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking “methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.” ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is only permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.
(ii)	In April 2019, the FASB issued ASU 2019-04, Codification Improvement to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 in this update clarify or address stakeholders’ specific issues about certain aspects of the amendments in update 2016-13. The Company is evaluating this new guidance to determine the impact that it will have on its consolidated financial statements.

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

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, asset appraisal services, and Ritchie Bros. Logistical Services.

	Three months ended June 30, 2019			Six months ended June 30, 2019
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$201,050	$33,556	$234,606	$344,487	$62,491	$406,978
Inventory sales revenue	158,616	—	158,616	289,673	—	289,673
Total revenue	$359,666	$33,556	$393,222	$634,160	$62,491	$696,651
Costs of services	32,551	17,717	50,268	53,368	32,969	86,337
Cost of inventory sold	149,818	—	149,818	270,293	—	270,293
SG&A expenses	91,466	6,248	97,714	180,648	12,250	192,898
Segment profit	$85,831	$9,591	$95,422	$129,851	$17,272	$147,123
Acquisition-related costs			38			707
Depreciation and amortization expenses ("D&A")			17,112			34,227
Gain on disposition of property, plant and equipment ("PPE")			(101)			(250)
Foreign exchange loss			403			881
Operating income			$77,970			$111,558
Interest expense			(10,117)			(20,933)
Other income, net			1,679			3,718
Income tax expense			(15,401)			(22,040)
Net income			$54,131			$72,303

Ritchie Bros.	15

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.    Segmented information (continued)

	Three months ended June 30, 2018			Six months ended June 30, 2018
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$180,067	$34,279	$214,346	$328,472	$61,890	$390,362
Inventory sales revenue	94,184	—	94,184	178,346	—	178,346
Total revenue	274,251	34,279	308,530	$506,818	$61,890	568,708
Costs of services	21,381	21,652	43,033	42,829	36,861	79,690
Cost of inventory sold	81,702	—	81,702	157,493	—	157,493
SG&A expenses	95,959	5,300	101,259	188,961	9,768	198,729
Segment profit	$75,209	7,327	82,536	$117,535	$15,261	$132,796
Acquisition-related costs			1,399			3,032
D&A expenses			16,537			32,728
Gain on disposition of PPE			(271)			(616)
Foreign exchange (gain) loss			76			(16)
Operating income			$64,795			$97,668
Interest expense			(10,937)			(22,247)
Other income, net			900			1,813
Income tax expense			(9,031)			(14,300)
Net income			$45,727			$62,934

The Company’s geographic breakdown of total revenue as determined by the revenue and location of assets, which represents property, plant and equipment is as follows:

	United
	States	Canada	Europe	Other	Consolidated
Total revenue for the three months ended:
June 30, 2019	$212,233	$90,410	$47,283	$43,296	$393,222
June 30, 2018	142,931	82,776	44,826	37,997	308,530
Total revenue for the six months ended:
June 30, 2019	395,806	121,940	102,068	76,837	696,651
June 30, 2018	278,499	148,585	79,398	62,226	568,708

5.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Service revenue:
Commissions	$134,466	$124,697	$226,746	$225,991
Fees	100,140	89,649	180,232	164,371
	234,606	214,346	406,978	390,362
Inventory sales revenue	158,616	94,184	289,673	178,346
	$393,222	$308,530	$696,651	$568,708

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6.    Operating expenses

Costs of services

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Ancillary and logistical service expenses	$16,472	$19,980	$30,231	$34,560
Employee compensation expenses	14,906	10,931	25,713	19,950
Buildings, facilities and technology expenses	2,172	2,663	4,306	5,290
Travel, advertising and promotion expenses	12,807	7,806	18,675	14,614
Other costs of services	3,911	1,653	7,412	5,276
	$50,268	$43,033	$86,337	$79,690

SG&A expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Employee compensation expenses	$63,889	66,699	$125,353	$129,992
Buildings, facilities and technology expenses	14,582	15,436	30,497	30,709
Travel, advertising and promotion expenses	9,225	8,800	18,367	18,519
Professional fees	4,155	5,388	8,230	9,655
Other SG&A expenses	5,863	4,936	10,451	9,854
	$97,714	$101,259	$192,898	$198,729

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination, due diligence and integration planning related to the IronPlanet acquisition, and continuing employment costs that are recognized separately from our business combinations.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
IronPlanet:
Other acquisition-related costs	$—	$456	$82	$1,095
Other acquisitions:
Continuing employment costs	—	885	87	1,853
Other acquisition-related costs	38	58	538	84
	$38	$1,399	$707	$3,032

Depreciation and amortization expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation expense	$7,157	$7,292	$14,325	$14,208
Amortization expense	9,955	9,245	19,902	18,520
	$17,112	$16,537	$34,227	$32,728

Ritchie Bros.	17

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

For the three months ended June 30, 2019, income tax expense was $15,401,000, compared to an income tax expense of $9,031,000 for the same period in 2018. The effective tax rate was 22% in the second quarter of 2019, compared to 16% in the second quarter of 2018. The effective tax rate increased in the second quarter of 2019 compared to the second quarter of 2018 primarily due to impacts of the U.S. tax reform and a greater proportion of annual income subject to tax in jurisdictions with higher tax rates.

For the six months ended June 30, 2019, income tax expense was $22,040,000, compared to an income tax expense of $14,300,000 for the same period in 2018. The effective tax rate was 23% for the six months ended June 30, 2019, compared to 19% for the six months ended June 30, 2018. The effective tax rate increased in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to impacts of the U.S. tax reform and a greater proportion of annual income subject to tax in jurisdictions with higher tax rates.

The Tax Cuts and Jobs Act, or TCJA, was enacted on December 22, 2017. It is possible that additional legislation, regulations and/or guidance may be issued, and possibly with retroactive effect, in the future that may result in additional adjustments to the tax expense recorded related to the TCJA.

8.    Earnings per share attributable to stockholders

Basic earnings per share (“EPS”) attributable to stockholders was calculated by dividing the net income attributable to stockholders by the weighted average (“WA”) number of common shares outstanding during the period. Diluted EPS attributable to stockholders was calculated by dividing the net income attributable to stockholders by the WA number of shares of common stock outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include unvested PSUs, RSUs, and outstanding stock options. The dilutive effect of potentially dilutive securities is reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

	Three months ended			Six months ended
	June 30, 2019			June 30, 2019
	Net income to	WA	Per	Net income	WA	Per
	attributable	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$54,036	108,707,708	$0.50	$72,200	108,725,871	$0.66
Effect of dilutive securities:
Share units	—	442,601	—	—	464,613	—
Stock options	—	792,459	(0.01)	—	792,279	—
Diluted	$54,036	109,942,768	$0.49	$72,200	109,982,763	$0.66

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

8.    Earnings per share attributable to stockholders (continued)

	Three months ended			Six months ended
	June 30, 2018			June 30, 2018
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$45,717	107,864,030	$0.42	$62,855	107,610,679	$0.58
Effect of dilutive securities:
Share units	—	314,618	—	—	336,353	—
Stock options	—	841,060	—	—	885,744	—
Diluted	$45,717	109,019,708	$0.42	$62,855	108,832,776	$0.58

9.    Supplemental cash flow information

Six months ended June 30,	2019	2018
Trade and other receivables	$(208,486)	$(100,339)
Inventory	33,584	(27,801)
Advances against auction contracts	188	261
Prepaid expenses and deposits	739	(2,547)
Income taxes receivable	(306)	6,430
Auction proceeds payable	252,765	129,008
Trade and other payables	(40,263)	(11,910)
Income taxes payable	3,341	6,585
Share unit liabilities	—	1,216
Other	(5,526)	2,341
Net changes in operating assets and liabilities	$36,036	$3,244

Six months ended June 30,	2019	2018
Interest paid, net of interest capitalized	$19,024	$20,058
Interest received	1,918	1,229
Net income taxes paid	18,455	3,547

Non-cash purchase of property, plant and equipment under capital lease	$8,335	$3,012

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$210,429	$237,744
Restricted cash	128,565	67,823
Cash, cash equivalents, and restricted cash	$338,994	$305,567

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

10.    Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

		June 30, 2019		December 31, 2018
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$210,429	$210,429	$237,744	$237,744
Restricted cash	Level 1	128,565	128,565	67,823	67,823
Short-term debt	Level 2	8,010	8,010	19,896	19,896
Long-term debt
Senior unsecured notes	Level 1	490,027	516,888	489,136	487,813
Term loans	Level 2	214,902	216,802	222,162	224,582

The carrying value of the Company’s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and short term debt approximate their fair values due to their short terms to maturity. The carrying value of the term loans, before deduction of deferred debt issue costs, approximates their fair value as the interest rates on the loans were short-term in nature. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

11.    Other current assets

	June 30,	December 31,
	2019	2018
Advances against auction contracts	$15,364	$15,558
Assets held for sale	30,983	15,051
Prepaid expenses and deposits	17,802	18,446
	$64,149	$49,055

Assets held for sale
Balance, December 31, 2018		$15,051
Reclassified from (to) property, plant and equipment		15,932
Balance, June 30, 2019		$30,983

As at June 30, 2019, the Company’s assets held for sale consisted of four excess properties located in the United States. Management made the strategic decision to sell these properties to maximize the Company’s return on invested capital. The estimated sales proceeds are expected to be in excess of the current book value. The properties have been actively marketed for sale, and management expects the sales to be completed within 12 months of June 30, 2019. These properties belong to the A&M reportable segment.

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

12.    Other non-current assets

	June 30,	December 31,
	2019	2018
Right-of-use assets	$114,243	$—
Tax receivable	12,675	12,705
Equity-accounted investments	4,238	4,010
Deferred debt issue costs	1,725	2,017
Other	11,996	10,663
	$144,877	$29,395

13.    Debt

	Carrying amount
	June 30,	December 31,
	2019	2018
Short-term debt	$8,010	$19,896

Long-term debt:

Term loans:
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 3.974%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2021	164,112	161,891
Denominated in United States dollars, secured, bearing interest at a weighted average rate of 4.398%, due in weekly installments of interest only and quarterly installments of principal, maturing in October 2021	52,690	62,690
Less: unamortized debt issue costs	(1,900)	(2,419)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(9,973)	(10,864)
Total long-term debt	704,929	711,298
Total debt	$712,939	$731,194

Long-term debt:
Current portion	$18,235	$13,126
Non-current portion	686,694	698,172
Total long-term debt	$704,929	$711,298

During the three and six months ended June 30, 2019, the Company made voluntary prepayments totalling $nil and $10,000,000, respectively (2018 - $25,000,000 and $50,000,000, respectively) on the term loan denominated in United States dollars. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility.

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities, and for the three months ended June 30, 2019, have a weighted average interest rate of 2.1% (December 31, 2018: 2.3%).

As at June 30, 2019, the Company had unused committed revolving credit facilities aggregating $485,960,000 of which $481,251,000 is available until October 27, 2021.

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

14.    Other non-current liabilities

	June 30,	December 31,
	2019	2018
Operating lease liability	$109,014	$—
Tax payable	20,464	22,583
Finance lease liability	14,710	10,146
Other	3,266	9,251
	$147,454	$41,980

15.    Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

There were 1,223,674 common shares repurchased for $42,012,000 during the three months ended June 30, 2019 (June 30, 2018: no repurchased common shares).

Dividends

Declared and paid

The Company declared and paid the following dividends during the six months ended June 30, 2019 and 2018:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date
Six months ended June 30, 2019:
	January 25, 2019	$0.1800	February 15, 2019	$19,568	March 8, 2019
	May 8, 2019	0.1800	May 29, 2019	19,592	June 19, 2019

Six months ended June 30, 2018:
	January 26, 2018	$0.1700	February 16, 2018	$18,246	March 9, 2018
	May 9, 2018	0.1700	May 30, 2018	18,342	June 20, 2018

Declared and undistributed

Subsequent to June 30, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.20 cents per common share, payable on September 18, 2019 to stockholders of record on August 28, 2019. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated net gains of $2,508,000 and $1,653,000 for the three and six months ended June 30, 2019 (2018: net losses of $7,321,000 and $5,184,000).

Ritchie Bros.	22

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

16.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock option compensation expense:
SG&A expenses	$1,660	$2,140	$3,199	$4,288
Acquisition-related costs	—	—	—	195
Share unit expense:
Equity-classified share units	3,535	3,226	5,903	6,261
Liability-classified share units	90	346	240	1,945
Employee share purchase plan - employer contributions	572	554	1,125	1,091
	$5,857	$6,266	$10,467	$13,780

Share unit expense and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plans

Stock option activity for the six months ended June 30, 2019 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2018	4,013,863	$26.41	7.2	$25,374
Granted	864,842	33.79
Exercised	(181,359)	22.73		2,277
Forfeited	(44,730)	24.61
Outstanding, June 30, 2019	4,652,616	27.94	7.3	25,077
Exercisable, June 30, 2019	2,762,380	$25.46	6.3	$21,443

The significant assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2019 and 2018 are presented in the following table on a weighted average basis:

Six months ended June 30,	2019	2018
Risk free interest rate	2.5%	2.7%
Expected dividend yield	2.06%	2.11%
Expected lives of the stock options	5 years	5 years
Expected volatility	26.8%	28.1%

As at June 30, 2019, the unrecognized stock-based compensation cost related to the non-vested stock options was $7,684,000, which is expected to be recognized over a weighted average period of 2.4 years.

Ritchie Bros.	23

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

16.    Share-based payments (continued)

Share unit plans

Share unit activity for the six months ended June 30, 2019 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2018	670,288	$31.46	207,986	$28.99	113,435	$28.16
Granted	158,815	36.39	28,371	36.22	13,601	35.23
Vested and settled	(231,873)	30.41	(260)	31.98	—	—
Forfeited	(7,167)	31.67	(3,226)	34.84	—	—
Outstanding, June 30, 2019	590,063	$33.20	232,871	$29.79	127,036	$28.92

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

The fair value of the equity-classified PSUs awarded in 2018 is estimated on modification date and on the date of grant using a Monte-Carlo simulation model as these awards are subject to market vesting conditions. The significant assumptions used to estimate the fair value of the equity-classified PSUs awarded during the six months ended June 30, 2018 are presented in the following table on a weighted average basis:

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

As at June 30, 2019, the unrecognized share unit expense related to equity-classified PSUs was $10,544,000, which is expected to be recognized over a weighted average period of 2.0 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

As at June 30, 2019, the unrecognized share unit expense related to equity-classified RSUs was $3,760,000, which is expected to be recognized over a weighted average period of 1.6 years.

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

As at June 30, 2019, the Company had a total share unit liability of $4,376,000 (December 31, 2018: $3,714,000) in respect of share units under the DSU plans.

Employee share purchase plan

The Company has an employee share purchase plan that allows all employees that have completed two months of service to contribute funds to purchase common shares at the current market value at the time of share purchase. Employees may contribute up to 4% of their salary. The Company will match between 50% and 100% of the employee’s contributions, depending on the employee’s length of service with the Company.

17.    Leases

The Company’s breakdown of lease expense for the three and six months ended June 30, 2019 is as follows:

	Three months	Six months
	ended	ended
Operating lease cost	$4,071	$9,283
Finance lease cost
Amortization of leased assets	1,692	3,452
Interest on lease liabilities	199	354
Short-term lease cost	2,510	5,075
Sublease income	(143)	(297)
	$8,329	$17,867

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

The majority of the Company’s operating leases have a fixed term with a remaining life between one month and 20 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options. Generally there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. At the inception of a lease, the Company determines whether it is reasonably certain to exercise a renewal option and includes the options in the determination of the lease term and the lease liability where it is reasonably certain to exercise the option. If the Company’s intention is to exercise an option subsequent to the commencement of the lease, the Company will re-assess the lease term. The Company has included certain renewal options in its operating lease liabilities for key property leases for locations that have strategic importance to the Company such as its Corporate Head Office. The Company has not included any purchase options available within its operating lease portfolio in its determination of its operating lease liability.

Ritchie Bros.	25

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17.    Leases (continued)

Operating leases (continued)

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

Remainder of 2019	$7,734
2020	15,449
2021	12,522
2022	11,089
2023	9,327
Thereafter	109,628
Total future minimum lease payments	$165,749
less: imputed interest	(46,596)
Total operating lease liability	$119,153
less: operating lease liability - current	(10,139)
Total operating lease liability - non current	$109,014

During the three months ended June 30, 2019 the Company recognized ROU assets in the amount of $19,200,000 primarily relating to the extension of a lease for an existing auction site. At June 30, 2019 the Company has ROU assets relating to operating leases in the amount of $114,243,000.

At June 30, 2019 the weighted average remaining lease term for operating leases is 15.9 years and the weighted average discount rate is 4.3%.

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

As at June 30, 2019, the net carrying amount of computer and yard equipment and other assets under capital leases is $19,799,000 (December 31, 2018: $14,976,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

		Accumulated	Net book
As at June 30, 2019	Cost	depreciation	value
Computer equipment	$13,816	$(5,811)	$8,005
Yard and others	15,558	(3,764)	11,794
	$29,374	$(9,575)	$19,799

		Accumulated	Net book
As at December 31, 2018	Cost	depreciation	value
Computer equipment	$9,428	$(3,992)	$5,436
Yard and auto equipment	12,125	(2,585)	9,540
	$21,553	$(6,577)	$14,976

Ritchie Bros.	26

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17.    Leases (continued)

Finance leases (continued)

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

Remainder of 2019	$3,799
2020	6,715
2021	5,372
2022	3,632
2023	2,148
Thereafter	658
Total future minimum lease payments	$22,324
less: imputed interest	(1,426)
Total finance lease liability	$20,898
less: finance lease liability - current	(6,188)
Total finance lease liability - non current	$14,710

At June 30, 2019 the weighted average remaining lease term for finance leases is 3.6 years and the weighted average discount rate is 3.9%.

Subleases

As at June 30, 2019, the total future minimum sublease payments expected to be received under non-cancellable subleases is $872,000.

18.    Commitments

Commitment for inventory purchase

The Company entered into a two-year non-rolling stock surplus contract with the U.S. Government Defense Logistics Agency (the “DLA”) in December 2017 with the option to extend for up to four-years. Pursuant to the contract the performance period commenced in April 2018 and concludes in March 2020.

The Company has committed to purchase between 150,000 and 245,900 units of property with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA over each 12 month period relating to the purchase of inventory. At June 30, 2019, the Company has purchased $10,965,000 pursuant to the 12 month period of this contract which commenced in April 2019.

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

At June 30, 2019, there were $70,848,000 of assets guaranteed under contract, of which 60% is expected to be sold prior to September 30, 2019 with the remainder to be sold by March 31, 2020 (December 31, 2018: $41,461,000 of which 51% is expected to be sold prior to the end of March 31, 2019 with the remainder to be sold by March 31, 2020).

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the MD&A. Non-GAAP financial measures referred to in this report are labeled as “non-GAAP measure” or designated as such with an asterisk (*). Please see pages 41-45 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures.

Beginning in the first quarter of 2019, we are no longer disclosing agency proceeds*. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

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

We operate globally with locations in more than 13 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 2,300 full time employees worldwide.

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

Contract options

As part of our A&M business, we offer sellers several contract options to meet their individual needs and sale objectives, including:

●	Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
●	Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
●	Inventory contracts, where we purchase, take custody, and hold used equipment and other assets before they are resold in the ordinary course of business.

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

Performance Overview

Net income attributable to stockholders for Q2 2019 increased 18% to $54.0 million, and diluted earnings per share (“EPS”) attributable to stockholders increased 17% to $0.49 per share, compared to the same period in 2018.

Consolidated results:

●	Total revenue in Q2 2019 increased 27% to $393.2 million as compared to Q2 2018
o	Service revenue in Q2 2019 increased 9% to $234.6 million as compared to Q2 2018
o	Inventory sales revenue in Q2 2019 increased 68% to $158.6 million as compared to Q2 2018
●	Total selling, general and administrative expenses (“SG&A”) in Q2 2019 decreased 4% to $97.7 million as compared to Q2 2018
●	Operating income in Q2 2019 increased 20% to $78.0 million as compared to Q2 2018
●	Cash provided by operating activities was up 49% to $160.4 million for the first half of 2019

Auctions & Marketplaces segment results:

●	GTV in Q2 2019 increased 5% to $1.5 billion and increased 7% when excluding the impact of foreign exchange as compared to Q2 2018
●	A&M total revenue in Q2 2019 increased 31% to $359.7 million as compared to Q2 2018
o	Service revenue in Q2 2019 increased 12% to $201.1 million as compared to Q2 2018
o	Inventory sales revenue in Q2 2019 increased 68% to $158.6 million as compared to Q2 2018

Other Services segment results:

●	Other Services total revenue in Q2 2019 decreased 2% to $33.6 million as compared to Q2 2018
●	RBFS revenue in Q2 2019 increased 19% to $8.1 million as compared to Q2 2018

Other Company developments:

●	On June 24, 2019, Ravi Saligram, Chief Executive Officer and Board member, announced that he will step down from his positions effective October 1, 2019
●	In Q2 2019, our Board of Directors authorized a share repurchase program for the repurchase of up to $100 million of our common shares over the next 12 months, which was approved by the Toronto Stock Exchange “TSX”. During Q2 2019, we repurchased $42.0 million of common shares.
●	Increased quarterly cash dividend by 11% to $0.20 per share

Ritchie Bros.	30

Results of Operations

Financial overview

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
			2019 over				2019 over
(in U.S. $000's, except EPS)	2019	2018	2018		2019	2018	2018
Service revenue:
Commissions	$134,466	$124,697	8%		$226,746	$225,991	—%
Fees	100,140	89,649	12%		180,232	164,371	10%
Total service revenue	234,606	214,346	9%		406,978	390,362	4%
Inventory sales revenue	158,616	94,184	68%		289,673	178,346	62%
Total revenue	393,222	308,530	27%		696,651	568,708	22%
Service revenue as a % of total revenue	59.7%	69.5%	(980)	bps	58.4%	68.6%	(1020)	bps
Inventory sales revenue as a % of total revenue	40.3%	30.5%	980	bps	41.6%	31.4%	1020	bps
Costs of services	50,268	43,033	17%		86,337	79,690	8%
Cost of inventory sold	149,818	81,702	83%		270,293	157,493	72%
Selling, general and administrative expenses	97,714	101,259	(4)%		192,898	198,729	(3)%
Operating expenses	315,252	243,735	29%		585,093	471,040	24%
Cost of inventory sold as a % of operating expenses	47.5%	33.5%	1400	bps	46.2%	33.4%	1280	bps
Operating income	77,970	64,795	20%		111,558	97,668	14%
Operating income margin	19.8%	21.0%	(120)	bps	16.0%	17.2%	(120)	bps
Net income attributable to stockholders	54,036	45,717	18%		72,200	62,855	15%
Diluted earnings per share attributable to stockholders	$0.49	$0.42	17%		$0.66	$0.58	14%
Diluted adjusted EPS attributable to stockholders (non-GAAP measure)	$0.49	$0.42	17%		$0.66	$0.58	14%
Effective tax rate	22.1%	16.5%	560	bps	23.4%	18.5%	490	bps

Total GTV	1,497,757	1,426,412	5%		2,672,438	2,587,124	3%
Service revenue as a % of total GTV- Rate	15.7%	15.0%	70	bps	15.2%	15.1%	10	bps
Inventory sales revenue as a % of total GTV- Mix	10.6%	6.6%	400	bps	10.8%	6.9%	390	bps

Total revenue

Total revenue increased 27% to $393.2 million in Q2 2019 and increased 22% to $696.7 million for the first half of 2019. During the quarter, there was a large dispersal of pipeline equipment as part of the $94 million Columbus, Ohio auction held in June 2019.

In Q2 2019, total service revenue increased 9% with commissions revenue increasing 8% and fee revenue increasing 12%. The increase in commissions revenue was primarily due to the Columbus auction in the U.S. where we saw higher guarantee commission rate performance and improved straight commission rate in the International region. The increase in fee revenue was driven primarily by full implementation of our buyer fees harmonization in June 2019, higher proportion of low value lots, and fees earned from RBFS.

For the first half of 2019, total service revenue increased 4%, driven by a slight increase in commissions revenue and a 10% increase in fee revenue. The slight increase in commissions revenue reflects our Q2 2019 performance which was partially offset by Q1 2019 lower price realization on guarantee contracts, as well as a decrease in volume of straight commission contracts. The 10% increase in fee revenue was primarily driven by the same reasons noted above.

Inventory sales revenue as a percent of total GTV increased to 10.6% from 6.6% in Q2 2019 and to 10.8% from 6.9% in the first half of 2019.

In Q2 2019, Inventory sales revenue increased 68% led by the large dispersal of pipeline equipment as part of the $94 million Columbus, Ohio auction, GovPlanet revenue growth from the non-rolling stock (“NRS”) program, and higher volume of inventory sales contracts in the International region.

For the first half of 2019, inventory sales revenue increased 62% primarily due to the same reasons discussed above for Q2 partially offset by a non-repeating dispersal of large oil and gas equipment in Canada in Q1 2018.

Ritchie Bros.	31

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

For Q2 2019, income tax expense increased 71% to $15.4 million and our effective tax rate increased 560 bps to 22.1% as compared to Q2 2019. For the first half of 2019, income tax expense increased 54% to $22.0 million and our effective tax rate increased 490 bps to 23.4% as compared to the first half of 2018. Increases in the effective tax rates for Q2 2019, and for the first half of 2019 were primarily due to impacts of the U.S. tax reform and a greater proportion of annual income subject to tax in jurisdictions with higher tax rates.

Accounting for the Tax Cuts and Jobs Act (“TCJA”) incorporates assumptions made based on our current enacted interpretations of the TCJA. The accounting may change as we receive additional clarification and implementation guidance of these regulations. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the TCJA, could have an impact to our effective tax rate in future periods. We intend to monitor and assess the impact of any future changes in legislative interpretations or standards and adjust its tax provision in the quarter of enactment as new information becomes available.

Net income

Net income attributable to stockholders increased 18% to $54.0 million in Q2 2019 and increased 15% to $72.2 million for the first half of 2019. These increases were primarily due to higher operating income coupled with lower net interest expenses, partially offset by higher taxes due to an increase in the effective tax rate.

Diluted EPS

Diluted EPS attributable to stockholders increased 17% to $0.49 per share in Q2 2019 and increased 14% to $0.66 per share for the first half of 2019.

Ritchie Bros.	32

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S dollar	2019	2018	2019 over 2018
Period-end exchange rate
Canadian dollar	0.7638	0.7612	—%
Euro	1.1371	1.1682	(3)%
Australian dollar	0.7020	0.7408	(5)%
Average exchange rate- Three months ended June 30,
Canadian dollar	0.7477	0.7745	(3)%
Euro	1.1239	1.1917	(6)%
Australian dollar	0.7000	0.7565	(7)%
Average exchange rate- Six months ended June 30,
Canadian dollar	0.7500	0.7827	(4)%
Euro	1.1297	1.2107	(7)%
Australian dollar	0.7061	0.7714	(8)%

For Q2 2019 and the first half of 2019, foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were primarily due to the fluctuations in the Euro and Canadian exchange rates relative to the U.S. dollar.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of an equity accounted for investment, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. There were no adjusting items in Q2 2019, in the first half of 2019, or the comparative prior year periods.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (non-GAAP measure) increased 18%, to $95.7 million in Q2 2019 and increased 13% to $147.6 million for the first half of 2019.

Debt at the end of Q2 2019 represented 5.4 times net income as at and for the 12 months ended June 30, 2019. This compares to debt at Q2 2018, which represented 6.9 times net income as at and for the 12 months ended June 30, 2018. The decrease in this debt/net income multiplier was primarily due to lower debt balances at June 30, 2019 compared to June 30, 2018, as a result of our voluntary and involuntary debt repayments. The adjusted net debt/adjusted EBITDA (non-GAAP measure) was 1.8 times as at and for the 12 months ended June 30, 2019 compared to 2.5 times as at and for the 12 months ended June 30, 2018.

Ritchie Bros.	33

Segment Performance

	Three months ended June 30, 2019			Six months ended June 30, 2019
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$201,050	$33,556	$234,606	$344,487	$62,491	$406,978
Inventory sales revenue	158,616	—	158,616	289,673	—	289,673
Total revenue	359,666	33,556	393,222	634,160	62,491	696,651
Ancillary and logistical service expenses	—	16,472	16,472	—	30,231	30,231
Other costs of services	32,551	1,245	33,796	53,368	2,738	56,106
Cost of inventory sold	149,818	—	149,818	270,293	—	270,293
SG&A expenses	91,466	6,248	97,714	180,648	12,250	192,898
Segment profit	$85,831	$9,591	$95,422	$129,851	$17,272	$147,123

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$180,067	$34,279	$214,346	$328,472	$61,890	$390,362
Inventory sales revenue	94,184	—	94,184	178,346	—	178,346
Total revenue	274,251	34,279	308,530	506,818	61,890	568,708
Ancillary and logistical service expenses	—	19,980	19,980	—	34,560	34,560
Other costs of services	21,381	1,672	23,053	42,829	2,301	45,130
Cost of inventory sold	81,702	—	81,702	157,493	—	157,493
SG&A expenses	95,959	5,300	101,259	188,961	9,768	198,729
Segment profit	$75,209	$7,327	$82,536	$117,535	$15,261	$132,796

Auctions and Marketplaces Segment

Results of A&M segment operations

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
(in U.S. $000's, except EPS)	2019	2018	2019 over 2018		2019	2018	2019 over 2018
Service revenue	$201,050	$180,067	12%		$344,487	$328,472	5%
Inventory sales revenue	158,616	94,184	68%		289,673	178,346	62%
Total revenue	359,666	274,251	31%		634,160	506,818	25%
A&M service revenue as a % of total A&M revenue	55.9%	65.7%	(980)	bps	54.3%	64.8%	(1050)	bps
Inventory sales revenue as a % of total A&M revenue	44.1%	34.3%	980	bps	45.7%	35.2%	1050	bps
Costs of services	32,551	21,381	52%		53,368	42,829	25%
Cost of inventory sold	149,818	81,702	83%		270,293	157,493	72%
SG&A expenses	91,466	95,959	(5)%		180,648	188,961	(4)%
A&M segment expenses	$273,835	$199,042	38%		$504,309	389,283	30%
Cost of inventory sold as a % of A&M expenses	54.7%	41.0%	1370	bps	53.6%	40.5%	1310	bps
A&M segment profit	$85,831	$75,209	14%		$129,851	117,535	10%
Total GTV	1,497,757	1,426,412	5%		2,672,438	2,587,124	3%
A&M service revenue as a % of total GTV- Rate	13.4%	12.6%	80	bps	12.9%	12.7%	20	bps

Ritchie Bros.	34

Gross Transaction Value

We believe it is meaningful to consider revenue in relation to GTV. GTV by channel and by revenue type are presented below for the comparative reporting periods.

GTV by Channel

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Live on site auctions	$1,261,194	$1,201,472	5%	$2,232,793	$2,175,498	3%
Percentage of total	84.2%	84.2%		83.5%	84.1%
Online marketplaces including featured(1) and other(2)	236,563	224,940	5%	439,645	411,626	7%
Percentage of total	15.8%	15.8%		16.5%	15.9%
GTV	$1,497,757	$1,426,412	5%	$2,672,438	$2,587,124	3%

(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E and, before that, EquipmentOne.

Overall, GTV in Q2 2019 increased 5%, and for the first half of 2019 increased 3%. Excluding the impact of foreign exchange, GTV in Q2 2019 increased 7% and for the first half of 2019 increased 5%.

For Q2 2019, GTV from live on site auctions increased 5% primarily due to our $94 million auction in Columbus, Ohio. GTV from our online marketplaces increased 5% primarily due to the growth of Marketplace-E and the GovPlanet NRS program.

For the first half of 2019, GTV from live on site auctions increased 3% primarily due to Columbus, Ohio auction, offset by a non-repeat of a large oil and gas equipment dispersal from our Q1 2018 Grande Prairie auction. GTV from online marketplaces increased 7% primarily due to the growth of the GovPlanet NRS program.

GTV by Revenue Type

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Service GTV	$1,339,141	$1,332,228	1%	$2,382,765	$2,408,778	(1)%
Percentage of total	89.4%	93.4%		89.2%	93.1%
Inventory GTV	158,616	94,184	68%	289,673	178,346	62%
Percentage of total	10.6%	6.6%		10.8%	6.9%
GTV	$1,497,757	$1,426,412	5%	$2,672,438	$2,587,124	3%

In Q2 2019, Service GTV increased 1%, while Inventory GTV increased 68%. The increase in Inventory GTV during Q2 2019 was primarily due to a dispersal of large pipeline equipment at our Columbus auction, and revenue growth from our GovPlanet NRS program.

For the first half of 2019, Service GTV declined 1% with Inventory GTV increasing 62%. The growth in Inventory GTV was driven by the Columbus auction, GovPlanet NRS, the large volume of inventory contracts at our Q1 Orlando auction, and growth in international contracts resulting from macroeconomic conditions in parts of Europe and Asia.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which includes inventory and guarantee contracts, increased to 24.0% in Q2 2019 compared to 18.7% in Q2 2018, primarily due to the increased number of inventory contracts. For the first half of 2019, our underwritten contracts increased to 20.7% compared to 16.1% in the prior period.

Ritchie Bros.	35

Online bidding

Across all channels, 63% of total GTV was purchased by online buyers in Q2 2019 compared to 57% in Q2 2018. For the first half of 2019, GTV from online buyer was 62% compared to 57% in the comparable prior year period. These increases in internet bidders and online buyers demonstrate the continued growth in adoption of multi-channel participation at our auctions.

Total industrial live on site auction metrics

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Number of auctions	59	50	18%	94	85	11%
Bidder registrations	200,250	141,500	42%	343,250	260,500	32%
Consignors	17,450	14,700	19%	29,000	25,450	14%
Buyers	43,500	36,350	20%	74,250	65,350	14%
Lots	120,500	103,500	16%	206,750	184,500	12%

We held nine additional industrial auctions during Q2 2019 which partially contributed to the 5% growth in our GTV. The nine industrial auctions added were each of a smaller scale compared to our average auctions. The nine additional industrial auctions also contributed to the 3% growth in our GTV during the first half of 2019.

In Q2 2019, the total number of industrial lots increased 16% to 120,500 and the total number of lots including agricultural lots increased 14% to 138,500 lots. For the first half of 2019, total number of industrial lots increased 12% to 206,750 and the total number of lots including agricultural lots increased 11% to 226,500 lots. These increases were partially due to an increase in proportion of small value lots sold in Canada.

GTV on a per lot basis generated at our industrial live on site auctions decreased 10% to $9,400 in Q2 2019 compared to $10,500 in Q2 2018, partially due to a higher number of small value lots sold in Canada. For the first half of 2019, the GTV on a per lot basis generated at our industrial live on site auctions decreased 9% to $10,000 compared to $11,000 in the prior year.

12 months average industrial live on site auction metrics

	12 months ended June 30,
			% Change
(in U.S $000's)	2019	2018	2019 over 2018
GTV	$20.5 million	$17.3 million	$18%
Bidder registrations	3,322	2,491	33%
Consignors	300	242	24%
Lots	2,081	1,674	24%

For the 12 months ended June 30, 2019, we saw an increase in average GTV per industrial auction compared to the prior year periods driven by our focus on holding larger auctions.

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

Our Sales Force Productivity for the trailing 12-month period ended June 30, 2019 was $11.7 million per Revenue Producer compared to $11.1 million per Revenue Producer for the trailing 12-month period ended June 30, 2018.

Sales Force Productivity for the 12-month period ended June 30, 2018 was calculated as the sum of the following two amounts:

●	GTV for the 11 months, prior to our acquisition of IronPlanet (the “Acquisition”), ended May 31, 2017, divided by the average number of Revenue Producers over the same 11-month period; and
●	GTV for the month following the Acquisition divided by the average number of Revenue Producers over that month.

Ritchie Bros.	36

A&M revenue

Total A&M revenue increased 31% to $359.7 million in Q2 2019 and increased 25% to $634.2 million for the first half of 2019.

A&M revenue by geographical region are presented below:

	Three months ended June 30, 2019			Six months ended June 30,
			% Change			% Change
(in U.S $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
United States
Service revenue	$110,622	$98,113	13%	$213,597	$201,321	6%
Inventory sales revenue	87,788	32,037	174%	155,732	51,535	202%
A&M revenue- United States	198,410	130,150	52%	369,329	252,856	46%
Canada
Service revenue	65,752	60,971	8%	85,520	82,697	3%
Inventory sales revenue	13,373	11,166	20%	17,158	48,327	(64)%
A&M revenue- Canada	79,125	72,137	10%	102,678	131,024	(22)%
International
Service revenue	24,676	20,983	18%	45,370	44,454	2%
Inventory sales revenue	57,455	50,981	13%	116,783	78,484	49%
A&M revenue- International	82,131	71,964	14%	162,153	122,938	32%
Total
Service revenue	201,050	180,067	12%	344,487	328,472	5%
Inventory sales revenue	158,616	94,184	68%	289,673	178,346	62%
A&M total revenue	359,666	274,251	31%	634,160	506,818	25%

United States

In Q2 2019, there was a large dispersal of pipeline equipment as part of the $94 million Columbus, Ohio auction held in June 2019. This gave rise to an increase in both service and inventory revenues in the U.S. Service revenue was also up with fees on higher total GTV and due to our full harmonization of buyer fees effective June 1, 2019. Inventory sales revenue also increased due to GovPlanet revenue growth.

For the first half of 2019, service revenue increased 6% with fees on higher total GTV, and also due to our full harmonization of buyer fees. Inventory sales revenue increased 202% primarily due to the reasons noted above and a large volume of inventory contracts transacted at our Orlando, Florida auction.

Canada

In Q2 2019, service revenue increased 8% primarily with fees on higher GTV, which was a result of additional auctions held from auction calendar shifts. Service revenue was also up due to higher fees earned from increased proportion of small value lots, and our full harmonization of buyer fees. Inventory sales revenue increased 20% primarily due to a large equipment dispersal in Q2 2019.

For the first half of 2019, service revenue increased 3% primarily due to an increase in fee revenue for reasons noted above. Inventory sales revenue decreased 64% primarily due to the non-repeat of a large oil and gas equipment dispersal from our Q1 2018 Grande Prairie auction of $37 million.

International

In Q2 2019, service revenue increased 18% primarily due to higher performance of straight commission rates and our full harmonization of buyer fees. Inventory sales revenue increased 13% primarily due to a rise in inventory contracts in Australia.

For the first half of 2019, service revenue increased 2% due to the same reasons discussed above for the second quarter. The 49% increase in Inventory sales revenue was driven by a higher number of inventory contracts resulting from macroeconomic conditions in parts of Europe and Asia creating a more favourable supply environment.

Ritchie Bros.	37

Costs of services

A&M costs of services increased 52% to $32.6 million in Q2 2019 and increased 25% to $53.4 million for the first half of 2019. For both reporting periods, these increases were primarily driven by a one-time fee paid to an unrelated third party in connection with a dispersal of the pipeline equipment at our Columbus, Ohio auction, on-going costs to support the growth of our GovPlanet operations and overall cost growth in-line with the service revenue growth.

Cost of inventory sold

A&M cost of inventory sold increased 83% to $149.8 million in Q2 2019. The increase was partially due to the overall increase in inventory sales volume as well as the trailing effect of selling through some lower performing inventory packages acquired in the previous quarter within our International region.

For the first half of 2019, A&M cost of inventory sold increased 72% to $270.3 million due to the reasons noted above and also, a result of discrete lower price performance on certain equipment categories which were in greater supply at our Orlando auction in Q1 2019.

SG&A expenses

In Q2 2019, A&M segment SG&A expenses decreased 5% to $91.5 million, primarily due to foreign exchange fluctuations, lower compensation expense in the US and a decrease in professional fees, partially offset by on-going incremental costs related to the GovPlanet NRS program.

For the first half of 2019, A&M segment SG&A expenses decreased 4% to $180.6 million due to the reasons noted above, as well as, higher share unit expenses in Q1 2018 related to mark-to-market costs driven by growth in the share price and incremental compensation cost resulting from the modification of certain performance factors.

Other Services Segment

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Service revenue	$33,556	$34,279	(2)%	$62,491	$61,890	1%
Ancillary and logistical service expenses	16,472	19,980	(18)%	30,231	34,560	(13)%
Other costs of services	1,245	1,672	(26)%	2,738	2,301	19%
SG&A expenses	6,248	5,300	18%	12,250	9,768	25%
Other Services profit	$9,591	$7,327	31%	$17,272	$15,261	13%

In Q2 2019, Other Services revenue decreased 2% to $33.6 million primarily due to lower revenue from RB Logistics of $1.2 million and ancillary service revenue of $0.6 million, partially offset by the growth of RBFS revenue of $1.3 million. In the first half of 2019, Other Services revenue increased 1% to $62.5 million primarily due to growth of RBFS revenue of $2.9 million, offset by lower ancillary service revenue of $2.3 million.

RBFS revenue increased 19% in Q2 2019 and 25% in the first half of 2019 driven by the growth in funded volume. Funded volume, which represents the amount of lending brokered by RBFS, increased 12% to $145.7 million in Q2 2019 and increased 18% to $265.0 million in the first half of 2019.

Other Services SG&A expenses increased $0.9 million, or 18% in Q2 2019 and $2.5 million, or 25%, for the first half of 2019. These increases were primarily due to expenses incurred to support the growth of RBFS.

In Q2 2019, despite a 2% decrease in Other Services revenue, profit increased by 31% to $9.6 million. The increase in profit was driven by our Ancillary and Mascus operations, while RB Logistics profit changed nominally as the cost of services decreased in line with the related revenue. For the first half of 2019, Other services profit increased 13% to $17.3 million due to increased profit from our Ancillary and RBFS operations.

Ritchie Bros.	38

Liquidity and Capital Resources

We assess our liquidity based on our ability to generate cash to fund operating, investing and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, payment of dividends, voluntary repayments of term debt, share repurchases, our net capital spending and significant acquisitions of businesses.

Operating activities continue to be the primary source of our cash, as well as borrowings from our revolving credit facilities to fund significant acquisitions and various business activities. Cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing, size and number of auctions during the period, the volume of our inventory contracts, the timing of the receipt of auction proceeds from buyers and of the payment of net amounts due to consignors, as well as the location of the auction with respect to restrictions on the use of cash generated therein.

Cash flows

	Six months ended June 30,
			% Change
(in U.S $000's)	2019	2018	2019 over 2018
Cash provided by (used in):
Operating activities	$160,355	$107,858	49%
Investing activities	(17,210)	(21,116)	(18)%
Financing activities	(111,520)	(84,465)	32%
Effect of changes in foreign currency rates	1,802	(4,113)	144%
Net increase in cash, cash equivalents, and restricted cash	$33,427	$(1,836)	1,921%

Cash provided by operating activities increased $52.5 million in the first half of 2019. This increase was primarily due to a net positive impact in our operating assets and liabilities that was driven by our reduction in inventory in Europe and the increase in our net income over the comparative period.

Net cash used in investing activities decreased $3.9 million in the first half of 2019. This decrease was primarily due to our $4.7 million acquisition of the Leake Auction Company during the first half of 2018.

Net cash used in financing activities increased $27.1 million in the first half of 2019. This increase was driven primarily by our $42.0 million share repurchase, a $13.9 million reduction in cash from the issuance of share capital, and $2.6 million increase in dividend payments over the comparative period. The increase was partially offset by $40.0 million lower net voluntary term debt repayments and a $9.0 million increase in net proceeds from short-term debt over the comparative period.

Dividend information

We declared and paid a regular cash dividend of $0.18 per common share for the quarter ended June 30, 2018, September 30, 2018, December 31, 2018, and March 31, 2019. We have declared, but not yet paid, a dividend of $0.20 per common share for the quarter ended June 30, 2019. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 59.9% for the 12 months ended June 30, 2019 from 66.4% for the 12 months ended June 30, 2018. This decrease is primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio (non-GAAP measure) decreased to 61.7% for the 12 months ended June 30, 2019 from 72.0% for the 12 months ended June 30, 2018.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 130 bps to 8.5% for the 12-month period ending June 30, 2019 from 7.2% for the 12-month period ending June 30, 2018. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period. Return on invested capital (“ROIC”) (non-GAAP measure) increased 170 bps to 8.3% during the 12 months ended June 30, 2019 compared to 6.6% for the 12 months period ending June 30, 2018. This increase was due to higher adjusted net income attributable to stockholders over the comparative period.

Ritchie Bros.	39

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at June 30, 2019.

Share repurchase program

On May 9, 2019, we announced a share repurchase program for the repurchase of up to $100 million worth of our common shares, approved by the Toronto Stock Exchange (“TSX”), over a total period of 12 months, ending May 8, 2020.

In Q2 2019, we executed the following share repurchases at a total cost of $42.0 million.

	Issuer purchases of equity securities
				(d) Maximum
			(c) Total number of	approximate dollar
			shares purchased as part	value of shares that may
	(a) Total number of shares	(b) Average price paid	of publicly announced	yet be purchased under
	purchased	per share	program	the program
May 23-31, 2019	387,480	$33.49	387,480	$87.0 million
June 1-21, 2019	836,194	34.71	836,194	58.0 million
	1,223,674	$34.32	1,223,674	$58.0 million

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Judgments, Estimates and Assumptions

Aside from the adoption of ASU 2016-02, Leases (Topic 842), noted below, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in the following our Annual Report on Form 10-K for the year ended December 31, 2018, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

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

The adoption of the standard had no impact on our debt-covenant compliance under our current agreements.

Ritchie Bros.	40

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

There were no adjusting items in Q2 2019, and in the first half of 2019, or in the comparative prior year periods.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Operating income	$77,970	$64,795	20%	$111,558	$97,668	14%
Adjusted operating income*	$77,970	$64,795	20%	$111,558	$97,668	14%
(1)	Adjusted operating income* represents operating income excluding the effects of adjusting items.

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

There were no adjusting items in Q2 2019, and in the first half of 2019, or in the comparative prior year periods.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except share and per share data)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Net income attributable to stockholders	$54,036	$45,717	18%	$72,200	$62,855	15%
Adjusted net income attributable to stockholders*	$54,036	$45,717	18%	$72,200	$62,855	15%
Weighted average number of dilutive shares outstanding	109,942,768	109,019,708	1%	109,982,763	108,832,776	1%
Diluted earnings per share attributable to stockholders	$0.49	$0.42	17%	$0.66	$0.58	14%
Diluted adjusted EPS attributable to stockholders*	$0.49	$0.42	17%	$0.66	$0.58	14%
(1)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(2)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Ritchie Bros.	41

Adjusted EBITDA*

We believe adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* to net income, which is the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Net income	$54,131	$45,727	18%	$72,303	$62,934	15%
Add: depreciation and amortization expenses	17,112	16,537	3%	34,227	32,728	5%
Add: interest expense	10,117	10,937	(7)%	20,933	22,247	(6)%
Less: interest income	(1,063)	(837)	27%	(1,918)	(1,229)	56%
Add: income tax expense	15,401	9,031	71%	22,040	14,300	54%
Adjusted EBITDA*	$95,698	$81,395	18%	$147,585	$130,980	13%
(1)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.

Adjusted EBITDA* and Adjusted Net Debt/Adjusted EBITDA* Reconciliation

We believe that comparing adjusted net debt/adjusted EBITDA* on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are noted under “Liquidity and Capital Resources”.

The following table reconciles adjusted EBITDA* and adjusted net debt*/adjusted EBITDA* to debt, cash and cash equivalents, net income, and debt as a multiple of net income, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	As at and for the 12 months ended June 30,
			% Change
(in U.S. $millions)	2019	2018	2019 over 2018
Short-term debt	$8.0	$4.1	95%
Long-term debt	704.9	750.4	(6)%
Debt	712.9	754.5	(6)%
Less: cash and cash equivalents	(210.4)	(210.6)	—%
Adjusted net debt*	502.5	543.9	(8)%
Net income	$130.9	$110.1	19%
Add: depreciation and amortization expenses	68.1	63.3	8%
Add: interest expense	43.2	43.8	(1)%
Less: interest income	(3.6)	(2.5)	43%
Add: income tax expense	38.7	5.0	674%
Pre-tax adjusting items:
Severance and retention	1.5	2.2	(32)%
Gain on sale of equity accounted for investment	(4.9)	—	—%
Adjusted EBITDA*	$273.9	$221.9	23%
Debt/net income	5.4x	6.9x	(22)%
Adjusted net debt*/adjusted EBITDA*	1.8x	2.5x	(28)%
(1)	Please refer to page 45 for a summary of adjusting items during the trailing 12-months ended June 30, 2019 and June 30, 2018.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt*/adjusted EBITDA* is calculated by dividing adjusted net debt* by adjusted EBITDA*.

Ritchie Bros.	42

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

The following table reconciles OFCF* to cash provided by operating activities and net capital spending, which are the most directly comparable GAAP measures in, or calculated from, our consolidated statements of cash flows:

	12 months ended June 30,
			% Change
(in U.S. $millions)	2019	2018	2019 over 2018
Cash provided by operating activities	$196.8	$139.4	41%
Property, plant and equipment additions	15.7	12.3	28%
Intangible asset additions	26.1	30.7	(15)%
Proceeds on disposition of property plant and equipment	(9.5)	(4.2)	126%
Net capital spending	$32.3	$38.8	(17)%
OFCF*	$164.5	$100.6	64%
(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

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

The following table reconciles adjusted net income attributable to stockholders* and adjusted dividend payout ratio* to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	12 months ended June 30,
			% Change
(in U.S. $millions)	2019	2018	2019 over 2018
Dividends paid to stockholders	78.3	$73.0	7%
Net income attributable to stockholders	$130.8	$109.9	19%
Pre-tax adjusting items:
Severance and retention	1.5	2.2	(32)%
Gain on sale of equity accounted for investment	(4.9)	—	—%
Current income tax effect of adjusting items:
Severance and retention	(0.4)	(0.2)	100%
Deferred income tax effect of adjusting items:
Severance and retention	—	(0.4)	100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	—	(10.1)	100%
Adjusted net income attributable to stockholders*	$127.0	$101.4	25%
Dividend payout ratio	59.9%	66.4%	(650)	bps
Adjusted dividend payout ratio*	61.7%	72.0%	(1030)	bps
(1)	Please refer to page 45 for a summary of adjusting items during the trailing 12-months ended June 30, 2019 and June 30, 2018.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Adjusted dividend payout ratio* is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders*.

Ritchie Bros.	43

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

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders, long-term debt, stockholders’ equity, return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended June 30,
			% Change
(in U.S. $millions)	2019	2018	2019 over 2018
Net income attributable to stockholders	$130.8	$109.9	19%
Pre-tax adjusting items:
Severance and retention	1.5	2.2	(32)%
Gain on sale of equity accounted for investment	(4.9)	—	—%
Current income tax effect of adjusting items:
Severance and retention	(0.4)	(0.2)	100%
Deferred income tax effect of adjusting items:
Severance and retention	—	(0.4)	100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	—	(10.1)	100%
Adjusted net income attributable to stockholders*	$127.0	$101.4	25%
Opening long-term debt	$750.4	$814.3	(8)%
Ending long-term debt	704.9	750.4	(6)%
Average long-term debt	727.7	782.4	(7)%
Opening stockholders' equity	$786.4	$711.6	11%
Ending stockholders' equity	830.7	786.4	6%
Average stockholders' equity	808.6	749.0	8%
Average invested capital	$1,536.3	$1,531.4	—%
Return on average invested capital	8.5%	7.2%	130	bps
ROIC*	8.3%	6.6%	170	bps
(1)	Please refer to page 45 for a summary of adjusting items during the trailing 12-months ended June 30, 2019 and June 30, 2018.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as adjusted net income attributable to stockholders* divided by average invested capital.
(4)	The adoption of Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	44

Adjusting items during the trailing 12-months ended June 30, 2019 were:

Recognized in the second quarter of 2019

●	There were no adjustment items recognized in the second quarter of 2019.

Recognized in the first quarter of 2019

●	There were no adjustment items recognized in the first quarter of 2019.

Recognized in the fourth quarter of 2018

●	There were no adjustment items recognized in the fourth quarter of 2018.

Recognized in the third quarter of 2018

●	$1.5 million ($1.1 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition;
●	$4.9 million ($4.9 million after tax, or $0.04 per diluted share) due to gain on sale of an equity accounted for investment.

Adjusting items during the trailing 12-months ended June 30, 2018 were:

Recognized in the second quarter of 2018

●	There were no adjustment items recognized in the second quarter of 2018.

Recognized in the first quarter of 2018

●	There were no adjustment items recognized in the first quarter of 2018.

Recognized in the fourth quarter of 2017

●	$2.2 million ($1.6 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition;
●	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the Tax Cuts and Jobs Act.

Recognized in the third quarter of 2017

●	There were no adjustment items recognized in the third quarter of 2017.

Ritchie Bros.	45

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures as at June 30, 2019. The term “disclosure controls and procedures” means controls and other procedures we have established that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of our disclosure controls and procedures, the CEO and the CFO concluded that, as at June 30, 2019, the disclosure controls are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

We, including our CEO and CFO, do not expect that our internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ritchie Bros.	46

PART II – OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:     RISK FACTORS

Our business is subject to a number of risks and uncertainties and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, before purchasing our common shares. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline and you may lose all or part of your investment.

Except as set forth below, there were no material changes in risk factors during the three months or six months ended June 30, 2019.

We are currently undergoing a Chief Executive Officer transition, which could be disruptive to, or cause uncertainty in, our business.

On June 24, 2019, the Company announced that Ravi Saligram, Chief Executive Officer, will resign effective October 1, 2019. The Board is currently in the process of searching for Mr. Saligram’s successor. Failure to appoint a CEO successor with the desired level of experience and expertise in a timely manner could have a material adverse effect on our results of operations, financial condition and the market price of our common stock

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share repurchase program

For information regarding our purchases of common shares during the three months ended June 30, 2019 pursuant to our normal course issuer bid, refer to “Part I, Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program” of this Form 10-Q which is incorporated into this Item by reference.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

Ritchie Bros.	47

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ritchie Bros.	48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: August 8, 2019	By:	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
Chief Executive Officer

Dated: August 8, 2019	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	49