Form 10-Q
period 2019-09-30
RITCHIE BROS AUCTIONEERS INC
filed 2019-11-07
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 108,240,199 common shares, without par value, outstanding as of November 6, 2019.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended September 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Service revenue	$178,577	$161,374	$585,555	$551,736
Inventory sales revenue	111,219	83,972	400,892	262,318
Total revenue	289,796	245,346	986,447	814,054

Operating expenses:
Costs of services	36,382	33,053	122,719	112,743
Cost of inventory sold	102,410	74,341	372,703	231,834
Selling, general and administrative expenses	93,691	88,323	286,589	287,052
Acquisition-related costs	45	2,007	752	5,039
Depreciation and amortization expenses	17,692	16,723	51,919	49,451
Gain on disposition of property, plant and equipment	(821)	(342)	(1,071)	(958)
Foreign exchange loss	237	47	1,118	31
Total operating expenses	249,636	214,152	834,729	685,192
Operating income	40,160	31,194	151,718	128,862

Interest expense	(10,090)	(10,473)	(31,023)	(32,720)
Other income, net	1,962	7,182	5,680	8,995
Income before income taxes	32,032	27,903	126,375	105,137
Income tax expense	6,760	4,791	28,800	19,091
Net income	$25,272	$23,112	$97,575	$86,046

Net income attributable to:
Stockholders	$25,266	$23,138	$97,466	$85,993
Non-controlling interests	6	(26)	109	53
Net income	$25,272	$23,112	$97,575	$86,046

Earnings per share attributable to stockholders:
Basic	$0.23	$0.21	$0.90	$0.80
Diluted	$0.23	$0.21	$0.89	$0.79

Weighted average number of shares outstanding:
Basic	108,003,390	108,365,427	108,453,525	107,811,391
Diluted	109,381,173	109,887,194	109,634,195	109,133,378

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$25,272	$23,112	$97,575	$86,046
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(9,703)	3	(8,880)	(7,781)
Total comprehensive income	$15,569	$23,115	$88,695	$78,265

Total comprehensive income attributable to:
Stockholders	$15,586	$23,145	$88,614	$78,234
Non-controlling interests	(17)	(30)	81	31
	$15,569	$23,115	$88,695	$78,265

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$309,555	$237,744
Restricted cash	141,832	67,823
Trade and other receivables	249,925	129,257
Inventory	53,092	113,294
Other current assets	44,364	49,055
Income taxes receivable	10,488	6,365
Total current assets	809,256	603,538

Property, plant and equipment	476,776	486,599
Other non-current assets	148,375	29,395
Intangible assets	234,249	245,622
Goodwill	671,378	671,594
Deferred tax assets	17,797	15,648
Total assets	$2,357,831	$2,052,396

Liabilities and Equity

Auction proceeds payable	$453,278	$203,503
Trade and other payables	166,796	201,255
Income taxes payable	16,053	2,312
Short-term debt	5,805	19,896
Current portion of long-term debt	18,027	13,126
Total current liabilities	659,959	440,092

Long-term debt	671,301	698,172
Other non-current liabilities	150,400	41,980
Deferred tax liabilities	32,859	35,519
Total liabilities	1,514,519	1,215,763

Commitments
Contingencies
Contingently redeemable performance share units	—	923
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 108,210,335 (December 31, 2018: 108,682,030)	159,773	181,780
Additional paid-in capital	59,289	56,885
Retained earnings	684,231	648,255
Accumulated other comprehensive loss	(65,129)	(56,277)
Stockholders' equity	838,164	830,643
Non-controlling interest	5,148	5,067
Total stockholders' equity	843,312	835,710
Total liabilities and equity	$2,357,831	$2,052,396

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
Three months ended September 30, 2019	shares	Amount	("APIC")	earnings	income (loss)	("NCI")	equity	("PSUs")

Balance, June 30, 2019	107,836,674	$150,585	$54,633	$680,915	$(55,449)	$5,165	$835,849	$1,049
Net income	—	—	—	25,266	—	6	25,272	—
Other comprehensive loss	—	—	—	—	(9,680)	(23)	(9,703)	—
	—	—	—	25,266	(9,680)	(17)	15,569	—
Stock option exercises	363,217	8,451	(135)	—	—	—	8,316	—
Issuance of common stock related to vesting of share units	10,444	737	—	1	—	—	738	(1,083)
Stock option compensation expense	—	—	1,653	—	—	—	1,653	—
Equity-classified PSU expense	—	—	2,830	—	—	—	2,830	21
Equity-classified PSU dividend equivalents	—	—	308	(320)	—	—	(12)	13
Cash dividends paid	—	—	—	(21,631)	—	—	(21,631)	—
Balance, September 30, 2019	108,210,335	$159,773	$59,289	$684,231	$(65,129)	$5,148	$843,312	$—

Three months ended September 30, 2018

Balance, June 30, 2018	108,202,351	$166,898	$41,410	$628,341	$(50,280)	$5,130	$791,499	$12,965
Net income	—	—	—	23,138	—	(26)	23,112	—
Other comprehensive income (loss)	—	—	—	—	7	(4)	3	—
	—	—	—	23,138	7	(30)	23,115	—
Stock option exercises	381,942	11,721	(2,698)	—	—	—	9,023	—
Issuance of common stock related to vesting of share units	17,124	729	—	(357)	—	—	372	(916)
Stock option compensation expense	—	—	2,228	—	—	—	2,228	—
Modification of PSUs			11,662	1,092			12,754	(12,754)
Equity-classified PSU expense	—	—	1,268	—	—	—	1,268	1,450
Equity-classified PSU dividend equivalents	—	—	71	(190)	—	—	(119)	119
Cash dividends paid	—	—	—	(19,528)	—	—	(19,528)	—
Balance, September 30, 2018	108,601,417	$179,348	$53,941	$632,496	$(50,273)	$5,100	$820,612	$864

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Statements of Changes in Equity (continued)

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
Nine months ended September 30, 2019	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")

Balance, December 31, 2018	108,682,030	$181,780	$56,885	$648,255	$(56,277)	$5,067	$835,710	$923
Net income	—	—	—	97,466	—	109	97,575	—
Other comprehensive loss	—	—	—	—	(8,852)	(28)	(8,880)	—
	—	—	—	97,466	(8,852)	81	88,695	—
Stock option exercises	544,576	14,119	(1,679)	—	—	—	12,440	—
Issuance of common stock related to vesting of share units	207,403	5,886	(10,064)	1	—	—	(4,177)	(1,083)
Stock option compensation expense	—	—	4,852	—	—	—	4,852	—
Equity-classified PSU expense	—	—	8,640	—	—	—	8,640	114
Equity-classified PSU dividend equivalents	—	—	655	(700)	—	—	(45)	46
Cash dividends paid	—	—	—	(60,791)	—	—	(60,791)	—
Shares repurchased	(1,223,674)	(42,012)	—	—	—	—	(42,012)	—
Balance, September 30, 2019	108,210,335	$159,773	$59,289	$684,231	$(65,129)	$5,148	$843,312	$—

Nine months ended September 30, 2018

Balance, December 31, 2017	107,269,783	$138,582	$41,005	$602,609	$(42,514)	$5,069	744,751	$9,014
Net income	—	—	—	85,993	—	53	86,046	—
Other comprehensive loss	—	—	—	—	(7,759)	(22)	(7,781)	—
	—	—	—	85,993	(7,759)	31	78,265	—
Stock option exercises	1,154,541	34,876	(7,804)	—	—	—	27,072	—
Issuance of common stock related to vesting of share units	177,093	5,890	(1,662)	(434)	—	—	3,794	(7,695)
Stock option compensation expense	—	—	6,711	—	—	—	6,711	—
Modification of PSUs	—	—	12,365	958	—	—	13,323	(6,622)
Equity-classified PSU expense	—	—	3,153	—	—	—	3,153	5,826
Equity-classified PSU dividend equivalents	—	—	173	(514)	—	—	(341)	341
Cash dividends paid	—	—	—	(56,116)	—	—	(56,116)	—
Balance, September 30, 2018	108,601,417	$179,348	$53,941	$632,496	$(50,273)	$5,100	$820,612	$864

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Nine months ended September 30,	2019	2018
Cash provided by (used in):
Operating activities:
Net income	$97,575	$86,046
Adjustments for items not affecting cash:
Depreciation and amortization expenses	51,919	49,451
Stock option compensation expense	4,852	6,711
Equity-classified PSU expense	8,754	8,978
Deferred income tax recovery	(4,760)	(3,774)
Unrealized foreign exchange (gain) loss	(129)	501
Gain on disposition of property, plant and equipment	(1,071)	(958)
Amortization of debt issuance costs	2,701	3,032
Gain on disposition of equity investment	—	(4,935)
Other, net	9,892	(3,678)
Net changes in operating assets and liabilities	139,372	(44,227)
Net cash provided by operating activities	309,105	97,147
Investing activities:
Property, plant and equipment additions	(6,915)	(13,394)
Intangible asset additions	(18,377)	(19,410)
Proceeds on disposition of property, plant and equipment	5,610	2,524
Proceeds on disposal of equity investment	—	6,147
Other, net	(1,000)	(4,674)
Net cash used in investing activities	(20,682)	(28,807)
Financing activities:
Share repurchase	(42,012)	—
Dividends paid to stockholders	(60,791)	(56,116)
Issuances of share capital	12,440	27,072
Payment of withholding taxes on issuance of shares	(5,260)	(3,901)
Proceeds from short-term debt	10,519	6,949
Repayment of short-term debt	(24,979)	(3,372)
Repayment of long-term debt	(29,022)	(58,825)
Repayment of finance lease obligations	(4,848)	(2,827)
Other, net	—	(1,176)
Net cash used in financing activities	(143,953)	(92,196)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	1,350	(3,215)
Increase (decrease)	145,820	(27,071)
Beginning of period	305,567	331,116
Cash, cash equivalents, and restricted cash, end of period	$451,387	$304,045

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.    Summary of significant accounting policies (continued)

(e) Share-based payments (continued)

Equity-classified share-based payments (continued)

Share unit plans (continued)

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

Operating leases (continued)

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

(h) Impairment of long-lived and indefinite-lived assets (continued)

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

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, asset appraisal services, and Ritchie Bros. Logistical Services.

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$150,093	$28,484	$178,577	$494,580	$90,975	$585,555
Inventory sales revenue	111,219	—	111,219	400,892	—	400,892
Total revenue	$261,312	$28,484	$289,796	$895,472	$90,975	$986,447
Costs of services	21,431	14,951	36,382	74,799	47,920	122,719
Cost of inventory sold	102,410	—	102,410	372,703	—	372,703
SG&A expenses	88,138	5,553	93,691	268,786	17,803	286,589
Segment profit	$49,333	$7,980	$57,313	$179,184	$25,252	$204,436
Acquisition-related costs			45			752
Depreciation and amortization expenses ("D&A")			17,692			51,919
Gain on disposition of property, plant and equipment ("PPE")			(821)			(1,071)
Foreign exchange loss			237			1,118
Operating income			$40,160			$151,718
Interest expense			(10,090)			(31,023)
Other income, net			1,962			5,680
Income tax expense			(6,760)			(28,800)
Net income			$25,272			$97,575

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.    Segmented information (continued)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$134,604	$26,770	$161,374	$463,076	$88,660	$551,736
Inventory sales revenue	83,972	—	83,972	262,318	—	262,318
Total revenue	218,576	26,770	245,346	$725,394	$88,660	814,054
Costs of services	20,059	12,994	33,053	62,888	49,855	112,743
Cost of inventory sold	74,341	—	74,341	231,834	—	231,834
SG&A expenses	83,542	4,781	88,323	272,503	14,549	287,052
Segment profit	$40,634	8,995	49,629	$158,169	$24,256	$182,425
Acquisition-related costs			2,007			5,039
D&A expenses			16,723			49,451
Gain on disposition of PPE			(342)			(958)
Foreign exchange loss			47			31
Operating income			31,194			$128,862
Interest expense			(10,473)			(32,720)
Other income, net			7,182			8,995
Income tax expense			(4,791)			(19,091)
Net income			23,112			$86,046

The Company’s geographic breakdown of total revenue as determined by the revenue and location of assets, which represents property, plant and equipment is as follows:

	United
	States	Canada	Europe	Other	Consolidated
Total revenues for the three months ended:
September 30, 2019	$156,380	$56,129	$34,522	$42,765	$289,796
September 30, 2018	114,410	52,711	43,935	34,290	245,346
Total revenues for the nine months ended:
September 30, 2019	552,186	178,069	136,590	119,602	986,447
September 30, 2018	392,904	201,296	123,335	96,519	814,054

5.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Service revenue:
Commissions	$90,928	$87,548	$317,674	$313,539
Fees	87,649	73,826	267,881	238,197
	178,577	161,374	585,555	551,736
Inventory sales revenue	111,219	83,972	400,892	262,318
	$289,796	$245,346	$986,447	$814,054

Ritchie Bros.	15

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6.    Operating expenses

Costs of services

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Ancillary and logistical service expenses	$13,285	$11,682	$43,516	$46,242
Employee compensation expenses	11,555	10,170	37,268	30,120
Buildings, facilities and technology expenses	1,655	1,990	5,961	7,280
Travel, advertising and promotion expenses	5,765	5,921	24,440	20,535
Other costs of services	4,122	3,290	11,534	8,566
	$36,382	$33,053	$122,719	$112,743

SG&A expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Employee compensation expenses	$60,680	56,959	$186,033	$186,951
Buildings, facilities and technology expenses	14,569	15,058	45,066	45,767
Travel, advertising and promotion expenses	10,033	9,302	28,400	27,821
Professional fees	3,685	2,983	11,915	12,638
Other SG&A expenses	4,724	4,021	15,175	13,875
	$93,691	$88,323	$286,589	$287,052

Acquisition-related costs

Acquisition-related costs consist of operating expenses directly incurred as part of a business combination, due diligence and integration planning related to the IronPlanet acquisition, and continuing employment costs that are recognized separately from our business combinations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
IronPlanet:
Other acquisition-related costs	$—	$1,756	$82	$2,876
Other acquisitions:
Continuing employment costs	34	251	121	2,104
Other acquisition-related costs	11	—	549	59
	$45	$2,007	$752	$5,039

Depreciation and amortization expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation expense	$7,305	$7,252	$21,630	$21,460
Amortization expense	10,387	9,471	30,289	27,991
	$17,692	$16,723	$51,919	$49,451

Ritchie Bros.	16

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

For the three months ended September 30, 2019, income tax expense was $6,760,000, compared to an income tax expense of $4,791,000 for the same period in 2018. The effective tax rate was 21% in the third quarter of 2019, compared to 17% in the third quarter of 2018. The effective tax rate increased in the third quarter of 2019 compared to the third quarter of 2018 primarily due to a greater proportion of annual income subject to tax in jurisdictions with higher tax rates.

For the nine months ended September 30, 2019, income tax expense was $28,800,000, compared to an income tax expense of $19,091,000 for the same period in 2018. The effective tax rate was 23% for the nine months ended September 30, 2019, compared to 18% for the nine months ended September 30, 2018. The effective tax rate increased in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a greater proportion of annual income subject to tax in jurisdictions with higher tax rates and impacts of the U.S. tax reform.

The Tax Cuts and Jobs Act, or TCJA was enacted in the United States on December 22, 2017. It is possible that additional legislation, regulations and/or guidance may be issued, and possibly with retroactive effect, in the future that may result in additional adjustments to the tax expense recorded related to the TCJA.

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

	Three months ended			Nine months ended
	September 30, 2019			September 30, 2019
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$25,266	108,003,390	$0.23	$97,466	108,453,525	$0.90
Effect of dilutive securities:
Share units	—	481,268	—	—	430,175	—
Stock options	—	896,515	—	—	750,495	—
Diluted	$25,266	109,381,173	$0.23	$97,466	109,634,195	$0.89

Ritchie Bros.	17

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

9.    Supplemental cash flow information

Nine months ended September 30,	2019	2018
Trade and other receivables	$(123,667)	$(159,258)
Inventory	58,791	(49,140)
Advances against auction contracts	4,528	2,434
Prepaid expenses and deposits	309	(5,282)
Income taxes receivable	(4,123)	10,829
Auction proceeds payable	248,587	130,185
Trade and other payables	(48,882)	15,827
Income taxes payable	14,050	6,836
Share unit liabilities	—	1,204
Other	(10,221)	2,138
Net changes in operating assets and liabilities	$139,372	$(44,227)

Nine months ended September 30,	2019	2018
Interest paid, net of interest capitalized	$34,955	$36,278
Interest received	2,491	2,009
Net income taxes paid	23,193	7,902

Non-cash purchase of property, plant and equipment under capital lease	$10,747	$5,490

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$309,555	$237,744
Restricted cash	141,832	67,823
Cash, cash equivalents, and restricted cash	$451,387	$305,567

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

10.    Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

		September 30, 2019		December 31, 2018
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$309,555	$309,555	$237,744	$237,744
Restricted cash	Level 1	141,832	141,832	67,823	67,823
Short-term debt	Level 2	5,805	5,805	19,896	19,896
Long-term debt
Senior unsecured notes	Level 1	490,480	521,250	489,136	487,813
Term loans	Level 2	198,848	200,426	222,162	224,582

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

11.    Other current assets

	September 30,	December 31,
	2019	2018
Advances against auction contracts	$11,055	$15,558
Assets held for sale	15,051	15,051
Prepaid expenses and deposits	18,258	18,446
	$44,364	$49,055

Assets held for sale
Balance, December 31, 2018		15,051
Reclassified from (to) property, plant and equipment		—
Balance, September 30, 2019		$15,051

As at September 30, 2019, the Company’s assets held for sale consisted of two excess properties located in the United States. Management made the strategic decision to sell these properties to maximize the Company’s return on invested capital. The estimated sales proceeds are expected to be in excess of the current book value. The properties have been actively marketed for sale, and management expects the sales to be completed within 12 months of September 30, 2019. These properties belong to the A&M reportable segment.

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

12.    Other non-current assets

	September 30,	December 31,
	2019	2018
Right-of-use assets	$117,898	$—
Tax receivable	12,824	12,705
Equity-accounted investments	4,201	4,010
Deferred debt issue costs	1,564	2,017
Other	11,888	10,663
	$148,375	$29,395

13.    Debt

	Carrying amount
	September 30,	December 31,
	2019	2018
Short-term debt	$5,805	$19,896

Long-term debt:

Term loans:
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 3.951%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2021	157,736	161,891
Denominated in United States dollars, secured, bearing interest at a weighted average rate of 4.200%, due in weekly installments of interest only and quarterly installments of principal, maturing in October 2021	42,690	62,690
Less: unamortized debt issue costs	(1,578)	(2,419)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(9,520)	(10,864)
Total long-term debt	689,328	711,298
Total debt	$695,133	$731,194

Long-term debt:
Current portion	$18,027	$13,126
Non-current portion	671,301	698,172
Total long-term debt	$689,328	$711,298

During the three and nine months ended September 30, 2019, the Company made voluntary prepayments totalling $10,000,000 and $20,000,000, respectively (2018 - $nil and $50,000,000, respectively) on the term loan denominated in United States dollars. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the acquisition of IronPlanet and will not be available for other corporate purposes upon repayment of amounts borrowed under that facility.

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities, and for the three months ended September 30, 2019, have a weighted average interest rate of 2.1% (December 31, 2018: 2.3%).

As at September 30, 2019, the Company had unused committed revolving credit facilities aggregating $488,979,000 of which $484,259,000 is available until October 27, 2021.

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

14.    Other non-current liabilities

	September 30,	December 31,
	2019	2018
Operating lease liability	$112,244	$—
Tax payable	20,159	22,583
Finance lease liability	14,640	10,146
Other	3,357	9,251
	$150,400	$41,980

15.    Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Dividends

Declared and paid

The Company declared and paid the following dividends during the nine months ended September 30, 2019 and 2018:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date
Nine months ended September 30, 2019:
Fourth quarter 2018	January 25, 2019	$0.1800	February 15, 2019	$19,568	March 8, 2019
First quarter of 2019	May 8, 2019	0.1800	May 29, 2019	19,592	June 19, 2019
Second quarter of 2019	August 8, 2019	0.2000	August 28, 2019	21,631	September 18, 2019

Nine months ended September 30, 2018:
Fourth quarter 2017	January 26, 2018	$0.1700	February 16, 2018	$18,246	March 9, 2018
First quarter of 2018	May 9, 2018	0.1700	May 30, 2018	18,342	June 20, 2018
Second quarter of 2018	August 7, 2018	0.1800	August 29, 2018	19,528	September 19, 2018

Declared and undistributed

Subsequent to September 30, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.20 cents per common share, payable on December 18, 2019 to stockholders of record on November 27, 2019. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated net loss of $4,623,000 and $2,971,000 for the three and nine months ended September 30, 2019 (2018: net losses of $1,072,000 and $6,256,000).

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

16.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock option compensation expense:
SG&A expenses	$1,653	$2,066	$4,852	$6,354
Acquisition-related costs	—	162	—	357
Share unit expense:
Equity-classified share units	2,851	2,718	8,754	8,978
Liability-classified share units	589	300	829	2,245
Employee share purchase plan - employer contributions	567	538	1,692	1,630
	$5,660	$5,784	$16,127	$19,564

Share unit expense and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plans

Stock option activity for the nine months ended September 30, 2019 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2018	4,013,863	$26.41	7.2	$25,374
Granted	914,068	34.03
Exercised	(544,576)	22.84		7,939
Forfeited	(61,358)	26.26
Outstanding, September 30, 2019	4,321,997	28.47	7.2	49,396
Exercisable, September 30, 2019	2,548,247	$25.76	6.1	$36,041

The significant assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2019 and 2018 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2019	2018
Risk free interest rate	2.5%	2.7%
Expected dividend yield	2.06%	2.11%
Expected lives of the stock options	5 years	5 years
Expected volatility	26.8%	28.1%

As at September 30, 2019, the unrecognized stock-based compensation cost related to the non-vested stock options was $6,309,000, which is expected to be recognized over a weighted average period of 2.2 years.

Ritchie Bros.	22

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

16.    Share-based payments (continued)

Share unit plans

Share unit activity for the nine months ended September 30, 2019 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2018	670,288	$31.46	207,986	$28.99	113,435	$28.16
Granted	168,225	36.17	35,251	35.58	19,487	34.93
Vested and settled	(251,883)	30.33	(265)	31.98	—	—
Forfeited	(20,282)	31.76	(4,797)	34.89	—	—
Outstanding, September 30, 2019	566,348	$33.00	238,175	$29.74	132,922	$28.90

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

The fair value of the equity-classified PSUs awarded in 2018 is estimated on modification date and on the date of grant using a Monte-Carlo simulation model as these awards are subject to market vesting conditions. The significant assumptions used to estimate the fair value of the equity-classified PSUs awarded during the nine months ended September 30, 2018, are presented in the following table on a weighted average basis:

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

As at September 30, 2019, the unrecognized share unit expense related to equity-classified PSUs was $8,751,000, which is expected to be recognized over a weighted average period of 1.8 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

As at September 30, 2019, the unrecognized share unit expense related to equity-classified RSUs was $3,144,000, which is expected to be recognized over a weighted average period of 1.4 years.

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

As at September 30, 2019, the Company had a total share unit liability of $5,159,000 (December 31, 2018: $3,714,000) in respect of share units under the DSU plans.

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

17.    Leases

The Company’s breakdown of lease expense for the three and nine months ended September 30, 2019 is as follows:

	Three months	Nine months
	ended	ended
Operating lease cost	$4,096	$13,379
Finance lease cost
Amortization of leased assets	2,103	5,555
Interest on lease liabilities	211	565
Short-term lease cost	1,889	6,964
Sublease income	(150)	(447)
	$8,149	$26,016

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17.    Leases (continued)

Operating leases (continued)

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

Remainder of 2019	$3,795
2020	15,922
2021	13,472
2022	12,124
2023	10,384
Thereafter	113,731
Total future minimum lease payments	$169,428
less: imputed interest	(46,436)
Total operating lease liability	$122,992
less: operating lease liability - current	(10,748)
Total operating lease liability - non current	$112,244

At September 30, 2019, the weighted average remaining lease term for operating leases is 15.6 years and the weighted average discount rate is 4.2%.

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

As at September 30, 2019, the net carrying amount of computer and yard equipment and other assets under capital leases is $20,660,000 (December 31, 2018: $14,976,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

		Accumulated	Net book
As at September 30, 2019	Cost	depreciation	value
Computer equipment	$14,362	$(6,812)	$7,550
Yard and others	17,797	(4,687)	13,110
	$32,159	$(11,499)	$20,660

		Accumulated	Net book
As at December 31, 2018	Cost	depreciation	value
Computer equipment	$9,428	$(3,992)	$5,436
Yard and auto equipment	12,125	(2,585)	9,540
	$21,553	$(6,577)	$14,976

Ritchie Bros.	25

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17.    Leases (continued)

Finance leases (continued)

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

Remainder of 2019	$1,998
2020	7,246
2021	5,913
2022	4,107
2023	2,517
Thereafter	843
Total future minimum lease payments	$22,624
less: imputed interest	(1,357)
Total finance lease liability	$21,267
less: finance lease liability - current	(6,627)
Total finance lease liability - non current	$14,640

At September 30, 2019, the weighted average remaining lease term for finance leases is 3.5 years and the weighted average discount rate is 4.0%.

Subleases

As at September 30, 2019, the total future minimum sublease payments expected to be received under non-cancellable subleases is $734,000.

18.    Commitments

Commitment for inventory purchase

The Company entered into a two-year non-rolling stock surplus contract with the U.S. Government Defense Logistics Agency (the “DLA”) in December 2017 with the option to extend for up to four-years. Pursuant to the contract the performance period commenced in April 2018 and concludes in March 2020.

The Company has committed to purchase between 150,000 and 245,900 units of property with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA over each 12 month period relating to the purchase of inventory. At September 30, 2019, the Company has purchased $19,328,000 pursuant to the 12 month period of this contract which commenced in April 2019.

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

At September 30, 2019, there were $85,777,000 of assets guaranteed under contract, of which 80% is expected to be sold prior to December 31, 2019 with the remainder to be sold by June 30, 2020 (December 31, 2018: $41,461,000 of which 51% was expected to be sold prior to the end of March 31, 2019 with the remainder to be sold by May 31, 2020).

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the MD&A. Non-GAAP financial measures referred to in this report are labeled as “non-GAAP measure” or designated as such with an asterisk (*). Please see pages 40-44 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures .

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

We operate globally with locations in more than 13 countries, including the U.S., Canada, Australia, the United Arab Emirates (“UAE”), and the Netherlands, and employ more than 2,300 full time employees worldwide.

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

Ritchie Bros.	28

Performance Overview

Net income attributable to stockholders for Q3 2019 increased 9% to $25.3 million, diluted earnings per share (“EPS”) attributable to stockholders increased 10% to $0.23 from $0.21 per share, while diluted adjusted EPS attributed to stockholders (non-GAAP measure) increased 28% to $0.23 from $0.18 per share compared to the same period in 2018.

Consolidated results:

●	Total revenue in Q3 2019 increased 18% to $289.8 million as compared to Q3 2018
o	Service revenue in Q3 2019 increased 11% to $178.6 million as compared to Q3 2018
o	Inventory sales revenue in Q3 2019 increased 32% to $111.2 million as compared to Q3 2018
●	Total selling, general and administrative expenses (“SG&A”) in Q3 2019 increased 6% to $93.7 million as compared to Q3 2018
●	Operating income in Q3 2019 increased 29% to $40.2 million as compared to Q3 2018
●	Cash provided by operating activities was $309.1 million for the first nine months of 2019

Auctions & Marketplaces segment results:

●	GTV in Q3 2019 increased 4% to $1.1 billion and increased 5% when excluding the impact of foreign exchange as compared to Q3 2018
●	A&M total revenue in Q3 2019 increased 20% to $261.3 million as compared to Q3 2018
o	Service revenue in Q3 2019 increased 12% to $150.1 million as compared to Q3 2018
o	Inventory sales revenue in Q3 2019 increased 32% to $111.2 million as compared to Q3 2018

Other Services segment results:

●	Other Services total revenue in Q3 2019 increased 6% to $28.5 million as compared to Q3 2018
●	RBFS revenue in Q3 2019 increased 29% to $6.2 million as compared to Q3 2018

Other Company development:

●	On August 8, 2019, the Board of Ritchie Bros. announced that Sharon Driscoll, Chief Financial Officer, and Karl Werner, President, International, have been named interim Co-Chief Executive Officers of the Company, in addition to their current roles effective October 1, 2019.

Ritchie Bros.	29

Results of Operations

Financial overview

	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
(in U.S. $000's, except EPS)	2019	2018	2019 over 2018		2019	2018	2019 over 2018
Service revenue:
Commissions	$90,928	$87,548	4%		$317,674	$313,539	1%
Fees	87,649	73,826	19%		267,881	238,197	12%
Total service revenue	178,577	161,374	11%		585,555	551,736	6%
Inventory sales revenue	111,219	83,972	32%		400,892	262,318	53%
Total revenue	289,796	245,346	18%		986,447	814,054	21%
Service revenue as a % of total revenue	61.6%	65.8%	(420)	bps	59.4%	67.8%	(840)	bps
Inventory sales revenue as a % of total revenue	38.4%	34.2%	420	bps	40.6%	32.2%	840	bps
Costs of services	36,382	33,053	10%		122,719	112,743	9%
Cost of inventory sold	102,410	74,341	38%		372,703	231,834	61%
Selling, general and administrative expenses	93,691	88,323	6%		286,589	287,052	(0)%
Operating expenses	249,636	214,152	17%		834,729	685,192	22%
Cost of inventory sold as a % of operating expenses	41.0%	34.7%	630	bps	44.6%	33.8%	1,080	bps
Operating income	40,160	31,194	29%		151,718	128,862	18%
Operating income margin	13.9%	12.7%	120	bps	15.4%	15.8%	(40)	bps
Net income attributable to stockholders	25,266	23,138	9%		97,466	85,993	13%
Adjusted net income attributable to stockholders*	25,266	19,328	31%		97,466	82,183	19%
Diluted earnings per share attributable to stockholders	$0.23	$0.21	10%		$0.89	$0.79	13%
Diluted adjusted EPS attributable to stockholders*	$0.23	$0.18	28%		$0.89	$0.75	19%
Effective tax rate	21.1%	17.2%	390	bps	22.8%	18.2%	460	bps

Total GTV	1,084,241	1,039,427	4%		3,756,679	3,626,551	4%
Service revenue as a % of total GTV- Rate	16.5%	15.5%	100	bps	15.6%	15.2%	40	bps
Inventory sales revenue as a % of total GTV- Mix	10.3%	8.1%	220	bps	10.7%	7.2%	350	bps

Total revenue

Total revenue increased 18% to $289.8 million in Q3 2019 and increased 21% to $986.4 million for the first nine months of 2019.

In Q3 2019, total service revenue increased 11% with commissions revenue increasing 4% and fee revenue increasing 19%. The increase in commissions revenue was in line with higher Service GTV, and due to strong performance in our US region, where we experienced volume growth through both our live auctions and weekly featured online businesses, combined with strong growth in our global guarantee rates. The increase in fee revenue was driven primarily by our buyer fees harmonization, fee growth from higher GTV and RBFS fee revenue growth.

For the first nine months of 2019, total service revenue increased 6%, driven by 1% increase in commissions revenue and a 12% increase in fee revenue. The slight increase in commissions revenue is in line with Service GTV. The 12% increase in fee revenue was primarily driven by the same reasons noted above.

Inventory sales revenue as a percent of total GTV increased to 10.3% from 8.1% in Q3 2019 and to 10.7% from 7.2% in the first nine months of 2019.

In Q3 2019, Inventory sales revenue increased 32% primarily due to higher inventory volumes at our US live auctions and our GovPlanet business.

Ritchie Bros.	30

For the first nine months of 2019, inventory sales revenue increased 53% primarily due to our US region, where we had a greater volume of inventory contracts at our live auctions including a large dispersal of pipeline equipment at the Columbus, Ohio auction in Q2 2019 and increased inventory contracts at our Orlando, Florida auction in Q1 2019. Continued revenue growth in our GovPlanet surplus contract also contributed to the increase in inventory sales revenue. There was also higher volume of inventory sales contracts in the International region, and the increase was partially offset by a non-repeating dispersal of large oil and gas equipment in Canada in Q1 2018.

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

For Q3 2019, income tax expense increased 41% to $6.8 million and our effective tax rate increased 390 bps to 21.1% compared to Q3 2018. For the first nine months of 2019, income tax expense increased by 51% to $28.8 million and our effective tax rate increased 460 bps to 22.8%. Increases in the effective tax rates for Q3 2019, and for the first nine months of 2019 were primarily due to a greater proportion of annual income subject to tax in jurisdictions with higher tax rates. In addition, the higher effective tax rate in the first nine months of 2019 reflects the impact of the US tax reform.

Accounting for the Tax Cuts and Jobs Act (“TCJA”) incorporates assumptions made based on our current enacted interpretations of the TCJA. The accounting may change as we receive additional clarification and implementation guidance of these regulations. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the TCJA, could have an impact to our effective tax rate in future periods. We intend to monitor and assess the impact of any future changes in legislative interpretations or standards and adjust our tax provision in the quarter of enactment as new information becomes available.

Net income

Net income attributable to stockholders increased 9% to $25.3 million in Q3 2019 and increased 13% to $97.5 million for the first nine months of 2019. These increases were primarily due to higher operating income, partially offset by a non-recurring gain on sale of equity accounted investment recorded in Q3 2018 and higher taxes due to an increase in the effective tax rate.

Diluted EPS

Diluted EPS attributable to stockholders increased 10% to $0.23 per share in Q3 2019 and increased 13% to $0.89 per share for the first nine months of 2019.

Ritchie Bros.	31

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S dollar	2019	2018	2019 over 2018
Period-end exchange rate
Canadian dollar	0.7551	0.7745	(3)%
Euro	1.0900	1.1605	(6)%
Australian dollar	0.6751	0.7226	(7)%
Average exchange rate- Three months ended September 30,
Canadian dollar	0.7572	0.7651	(1)%
Euro	1.1116	1.1633	(4)%
Australian dollar	0.6851	0.7309	(6)%
Average exchange rate- Nine months ended September 30,
Canadian dollar	0.7524	0.7766	(3)%
Euro	1.1236	1.1941	(6)%
Australian dollar	0.6990	0.7572	(8)%

For Q3 2019 and the first nine months of 2019, foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were primarily due to the fluctuations in the Euro and Canadian dollar exchange rates relative to the U.S. dollar.

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

Adjusted net income attributed to stockholders (non-GAAP measure) increased 31%, to $25.3 million in Q3 2019 and increased 19% to $97.5 million for the first nine months of 2019.

Adjusted diluted EPS attributable to stockholders (non-GAAP measure) increased 28% to $0.23 from $0.18 in Q3 2019 and increased 19% to $0.89 from $0.75 for the first nine months of 2019.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (non-GAAP measure) increased 17%, to $59.3 million in Q3 2019 and increased 14% to $206.9 million for the first nine months of 2019.

Debt at the end of Q3 2019 represented 5.2 times net income as at and for the 12 months ended September 30, 2019. This compares to debt at Q3 2018, which represented 6.2 times net income as at and for the 12 months ended September 30, 2018. The decrease in this debt/net income multiplier was primarily due to lower debt balances at September 30, 2019 compared to September 30, 2018, as a result of our voluntary and involuntary debt repayments. The adjusted net debt/adjusted EBITDA (non-GAAP measure) was 1.4 times as at and for the 12 months ended September 30, 2019 compared to 2.2 times as at and for the 12 months ended September 30, 2018.

Ritchie Bros.	32

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our Other services segment, is available in our Annual Report on Form 10-K for the year ended December 31, 2018.

	Three months ended September 30, 2019			Nine months ended September 30, 2019
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$150,093	$28,484	$178,577	$494,580	$90,975	$585,555
Inventory sales revenue	111,219	—	111,219	400,892	—	400,892
Total revenue	261,312	28,484	289,796	895,472	90,975	986,447
Ancillary and logistical service expenses	—	13,285	13,285	—	43,516	43,516
Other costs of services	21,431	1,666	23,097	74,799	4,404	79,203
Cost of inventory sold	102,410	—	102,410	372,703	—	372,703
SG&A expenses	88,138	5,553	93,691	268,786	17,803	286,589
Segment profit	$49,333	$7,980	$57,313	$179,184	$25,252	$204,436

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$134,604	$26,770	$161,374	$463,076	$88,660	$551,736
Inventory sales revenue	83,972	—	83,972	262,318	—	262,318
Total revenue	218,576	26,770	245,346	725,394	88,660	814,054
Ancillary and logistical service expenses	—	11,682	11,682	—	46,242	46,242
Other costs of services	20,059	1,312	21,371	62,888	3,613	66,501
Cost of inventory sold	74,341	—	74,341	231,834	—	231,834
SG&A expenses	83,542	4,781	88,323	272,503	14,549	287,052
Segment profit	$40,634	$8,995	$49,629	$158,169	$24,256	$182,425

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
(in U.S. $000's, except EPS)	2019	2018	2019 over 2018		2019	2018	2019 over 2018
Service revenue	$150,093	$134,604	12%		$494,580	$463,076	7%
Inventory sales revenue	111,219	83,972	32%		400,892	262,318	53%
Total revenue	261,312	218,576	20%		895,472	725,394	23%
A&M service revenue as a % of total A&M revenue	57.4%	61.6%	(420)	bps	55.2%	63.8%	(860)	bps
Inventory sales revenue as a % of total A&M revenue	42.6%	38.4%	420	bps	44.8%	36.2%	860	bps
Costs of services	21,431	20,059	7%		74,799	62,888	19%
Cost of inventory sold	102,410	74,341	38%		372,703	231,834	61%
SG&A expenses	88,138	83,542	6%		268,786	272,503	(1)%
A&M segment expenses	$211,979	$177,942	19%		$716,288	567,225	26%
Cost of inventory sold as a % of A&M expenses	48.3%	41.8%	650	bps	52.0%	40.9%	1110	bps
A&M segment profit	$49,333	$40,634	21%		$179,184	158,169	13%
Total GTV	1,084,241	1,039,427	4%		3,756,679	3,626,551	4%
A&M service revenue as a % of total GTV- Rate	13.8%	12.9%	90	bps	13.2%	12.8%	40	bps

Ritchie Bros.	33

Gross Transaction Value

We believe it is meaningful to consider revenue in relation to GTV. GTV by channel and by revenue type are presented below for the comparative reporting periods.

GTV by Channel

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Live on site auctions	$825,294	$850,484	(3)%	$3,058,087	$3,025,982	1%
Percentage of total	76.1%	81.8%		81.4%	83.4%
Online marketplaces including featured(1) and other(2)	258,947	188,943	37%	698,592	600,569	16%
Percentage of total	23.9%	18.2%		18.6%	16.6%
GTV	$1,084,241	$1,039,427	4%	$3,756,679	$3,626,551	4%
(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E and, before that, EquipmentOne.

For the three and nine months ended September 30, 2019, GTV increased 4%, and excluding the impact of foreign exchange, GTV increased 5%.

In Q3 2019, the increase in GTV was led by strong growth in online marketplaces of 37%, partially offset by live on site auction volume declining 3%. Online marketplaces increased due to volume growth in International Marketplace-E, US strategic accounts and alliances, and GovPlanet. For our live on site auctions, the US region added new auctions and reported growth performance at our year-on-year industrial auctions. Despite this strong positive live GTV performance from the US, overall live was down due to a calendar shift of the larger Moerdijk, Netherlands auction to Q2 2019, lower demand within the energy and Canadian agriculture sectors, and softer performance at the Dubai, UAE auction from lower demand in the region.

For the first nine months of 2019, the increase in GTV was led by a 16% increase in online marketplaces and 1% growth in live on site auctions. Online marketplaces increased due to GovPlanet, growth in International Marketplace-E, and US strategic accounts and alliances. GTV from live on site auctions increased primarily due to increased volume at our US live on site auctions with growth performance at our year-on-year industrial auctions, as well as a $94 million auction in Columbus, Ohio and our largest auction held in Orlando, Florida. This increase was partially offset by a non-repeat of a large oil and gas equipment dispersal from our Q1 2018 Grande Prairie auction, lower volumes as a result of calendar shifts, and softer performance at the Dubai, UAE auction from lower demand in the region in Q3 2019.

GTV by Revenue Type

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Service GTV	$973,022	$955,455	2%	$3,355,787	$3,364,233	(0)%
Percentage of total	89.7%	91.9%		89.3%	92.8%
Inventory GTV	111,219	83,972	32%	400,892	262,318	53%
Percentage of total	10.3%	8.1%		10.7%	7.2%
GTV	$1,084,241	$1,039,427	4%	$3,756,679	$3,626,551	4%

In Q3 2019, Service GTV increased 2%, while Inventory GTV increased 32%. For the first nine months of 2019, Service GTV was flat while Inventory GTV increased 53%. The increase in Inventory GTV for both the three and nine month periods were primarily driven by a strong volume performance in our US live auctions and continued growth in GovPlanet surplus contract.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which includes inventory and guarantee contracts, increased as a percentage of total GTV to 17.8% in Q3 2019 compared to 15.5% in Q3 2018, primarily due to increased GTV signed with inventory contracts. For the first nine months of 2019, our underwritten contracts increased as a percentage of total GTV to 19.9% compared to 15.7% in the prior period.

Ritchie Bros.	34

Online bidding

Across all channels, 67% of total GTV was purchased by online buyers in Q3 2019 compared to 60% in Q3 2018. For the first nine months of 2019, GTV from online buyers was 63% compared to 58% in the comparable prior year period. These increases in internet bidders and online buyers demonstrate the continued growth in adoption of multi-channel participation at our auctions.

Industrial Live On Site Metrics

Total industrial live on site auction metrics

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Number of auctions	46	45	2%	140	130	8%
Bidder registrations	165,500	123,000	35%	508,750	383,500	33%
Consignors	14,000	13,600	3%	43,000	39,050	10%
Buyers	34,800	31,400	11%	109,050	96,750	13%
Lots	98,400	89,000	11%	305,150	273,500	12%

In Q3 2019, we held one additional industrial auction, yet our GTV from our live on site auctions decreased 3%. During the quarter, we added some smaller scale auctions in the US, offset by a calendar shift of our larger Moerdijk, Netherlands auction to Q2 2019. We also held 13 fewer agricultural auctions in Canada, which are not included in the industrial live on site number of auctions.

For the first nine months of 2019, we held 10 additional industrial auctions and these additional auctions contributed to the 1% growth in our live on site auctions GTV. The 10 additional industrial auctions added were each of a smaller scale compared to our average auctions.

In Q3 2019, the total number of industrial lots increased 11% to 98,400 and the total number of lots including agricultural lots increased 6% to 100,000 lots. For the first nine months of 2019, total number of industrial lots increased 12% to 305,150 and the total number of lots including agricultural lots increased 9% to 326,500 lots. These increases were partially due to an increase in small value lots sold in the US.

GTV on a per lot basis generated at our industrial live on site auctions decreased 9% to $8,300 in Q3 2019 compared to $9,100 in Q3 2018, partially due to a higher number of small value lots sold in Canada and US, and price softening of agricultural equipment. For the first nine months of 2019, the GTV on a per lot basis generated at our industrial live on site auctions decreased 9% to $9,500 compared to $10,400 in the prior year for the same reasons discussed above.

12 months average industrial live on site auction metrics

	12 months ended September 30,
			% Change
(in U.S $000's)	2019	2018	2019 over 2018
GTV	$20.4 million	$18.8 million	$9%
Bidder registrations	3,525	2,694	31%
Consignors	300	262	15%
Lots	2,118	1,846	15%

For the 12 months ended September 30, 2019, we saw an increase in average GTV per industrial auction compared to the prior year periods.

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

Our Sales Force Productivity for the trailing 12-month period ended September 30, 2019 increased 5.3% to $11.9 million per Revenue Producer from $11.3 million per Revenue Producer for the trailing 12-month period ended September 30, 2018.

Ritchie Bros.	35

A&M revenue

Total A&M revenue increased 20% to $261.3 million in Q3 2019 and increased 23% to $895.5 million for the first nine months of 2019.

A&M revenue by geographical region are presented below:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
United States
Service revenue	$95,172	$79,791	19%	$308,769	$281,113	10%
Inventory sales revenue	48,600	23,575	106%	204,332	75,110	172%
A&M revenue- United States	143,772	103,366	39%	513,101	356,223	44%
Canada
Service revenue	33,793	33,115	2%	119,313	115,812	3%
Inventory sales revenue	13,493	12,132	11%	30,651	60,459	(49)%
A&M revenue- Canada	47,286	45,247	5%	149,964	176,271	(15)%
International
Service revenue	21,128	21,698	(3)%	66,498	66,151	1%
Inventory sales revenue	49,126	48,265	2%	165,909	126,749	31%
A&M revenue- International	70,254	69,963	0%	232,407	192,900	20%
Total
Service revenue	150,093	134,604	12%	494,580	463,076	7%
Inventory sales revenue	111,219	83,972	32%	400,892	262,318	53%
A&M total revenue	261,312	218,576	20%	895,472	725,394	23%

United States

In Q3 2019, service revenue increased 19% primarily due to an increase in fees revenue driven by our full harmonization of buyer fees implemented in Q2 2019 and fee growth from higher GTV, including additional fees earned through the growth of our GovPlanet operations. Service revenue in the US also increased due to commissions earned from higher volumes on GTV growth, including GovPlanet, strategic accounts and alliances, partly offset by lower GTV transacted within the energy sector. Inventory sales revenue increased 106% due to the continued growth of the GovPlanet surplus contract and increased inventory contracts at the live on site auctions.

For the first nine months of 2019, service revenue increased 10% with fee growth from higher total GTV and also due to our full harmonization of buyer fees. Inventory sales revenue increased 172% primarily due to the continued growth of the GovPlanet surplus contract as it began operations in Q2 2018 and increased volume at our US live on site auctions with growth performance at our year-on-year comparative auctions.

Canada

In Q3 2019, service revenue increased 2% primarily due to the full harmonization of buyer fees and increased guarantee commissions rate from our industrial live on site auctions. This was partially offset by lower volume due to lower demand in the overall Canadian Agriculture sector. Inventory sales revenue increased 11% primarily due to a large equipment dispersal in Q3 2019.

For the first nine months of 2019, service revenue increased 3% primarily due to an increase in fee revenue from higher GTV earned, full harmonization of buyer fees and increased proportion of small value lots. Inventory sales revenue decreased 49% primarily due to the non-repeat of a large oil and gas equipment dispersal from our Q1 2018 Grande Prairie auction of $37 million.

Ritchie Bros.	36

International

In Q3 2019, service revenue decreased 3% primarily due to lower volume resulting from a calendar shift of the Moerdijk, Netherlands auction to Q2 2019, and softer performance at our Dubai, UAE auction from lower demand in the region. This decrease was partially offset by higher commissions earned from increased volume at our international online marketplaces. Inventory sales revenue increased 2% primarily due to more inventory contracts in Japan and in Australia, and on our online marketplaces which was partially offset by the Moerdijk, Netherlands auction calendar shift.

For the first nine months of 2019, service revenue increased 1% due an increase in fees revenue from the full harmonization of buyer fees offset by lower commissions earned from a decrease in volume in Asia and Europe. The 31% increase in Inventory sales revenue was driven by a higher number of inventory contracts resulting from macroeconomic conditions in parts of Europe and Asia creating a more favourable supply environment. Australia also had an increased volume of inventory contracts compared to the same period prior year.

Costs of services

A&M costs of services increased 7% to $21.4 million in Q3 2019. The increase was primarily in line with growth in service revenue, including incremental GovPlanet operating costs.

For the first nine months of 2019, A&M cost of services increased 19% to $74.8 million primarily due to a one-time fee paid to an unrelated third party in connection with a dispersal of the pipeline equipment at our Columbus, Ohio auction, overall cost growth in-line with the growth in service revenue, and on-going costs to support the growth of our GovPlanet operations.

Cost of inventory sold

A&M cost of inventory sold increased 38% to $102.4 million in Q3 2019, in line with the overall increase in inventory sales volume.

For the first nine months of 2019, A&M cost of inventory sold increased 61% to $372.7 million, in line with the overall increase in inventory sales volume, as well as a result of the trailing effect of selling through some lower performing inventory packages acquired within our International region.

SG&A expenses

In Q3 2019, A&M SG&A expenses increased 6% to $88.1 million primarily due to higher year-over-year incentive compensation expenses on improved performance and to a lesser extent, on-going incremental GovPlanet costs, partially offset by the favourable impact of foreign exchange fluctuations.

For the first nine months of 2019, A&M segment SG&A expenses decreased 1% to $268.8 million due to foreign exchange fluctuations, offset by on-going incremental costs related to GovPlanet operations.

Other Services Segment

Results of Other Services segment operations are presented below for the comparative reporting periods.

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Service revenue	$28,484	$26,770	6%	$90,975	$88,660	3%
Ancillary and logistical service expenses	13,285	11,682	14%	43,516	46,242	(6)%
Other costs of services	1,666	1,312	27%	4,404	3,613	22%
SG&A expenses	5,553	4,781	16%	17,803	14,549	22%
Other services profit	$7,980	$8,995	(11)%	$25,252	$24,256	4%

In Q3 2019, Other Services revenue increased 6% to $28.5 million primarily due to $1.4 million higher revenue from RBFS.

Ritchie Bros.	37

In the first nine months of 2019, Other Services revenue increased 3% to $91.0 million primarily due to growth of RBFS revenue of $4.2 million, offset by lower ancillary service revenue of $2.6 million.

RBFS revenue increased 29% in Q3 2019 and 26% in the first nine months of 2019 driven by the growth in funded volume. Funded volume, which represents the amount of lending brokered by RBFS, increased 23% to $105.5 million in Q3 2019 and increased 31% to $404.3 million in the first nine months of 2019.

In Q3 2019, Other Services profit decreased 11% to $8.0 million primarily due to higher cost of services driven by our Ancillary operations and SG&A expenses from RBFS. For the first nine months of 2019, Other services profit increased 4% to $25.3 million in line with higher revenue in this segment.

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

Cash flows

	Nine months ended September 30,
			% Change
(in U.S $000's)	2019	2018	2019 over 2018
Cash provided by (used in):
Operating activities	$309,105	$97,147	218%
Investing activities	(20,682)	(28,807)	(28)%
Financing activities	(143,953)	(92,196)	56%
Effect of changes in foreign currency rates	1,350	(3,215)	142%
Net increase in cash, cash equivalents, and restricted cash	$145,820	$(27,071)	639%

Cash provided by operating activities increased $212.0 million in the first nine months of 2019. This increase was primarily due to a net positive impact in our operating assets and liabilities that was driven by our reduction in inventory, net cash flow from a higher number of auctions that transacted at the end of Q3 2019, and the increase in our net income over the comparative period.

Net cash used in investing activities decreased $8.1 million in the first nine months of 2019. This decrease was primarily due to $6.5 million less cash spent on property, plant and equipment additions over the comparative period, as well as a $4.7 million acquisition of Leake Auction Company in the first quarter of 2018. This was partially offset by net $3.0 million less proceeds on the sale of assets, with $6.1 million on the sale of an equity accounted for investment in the third quarter of 2018, offset by $3.1 million higher proceeds on the sale of property, plant and equipment over the comparative period.

Net cash used in financing activities increased $51.8 million in the first nine months of 2019. This increase was driven primarily by our $42.0 million share repurchase in the second quarter of 2019. Also contributing to the increase was an $18.0 million increase in net repayment of short-term debt, a $14.6 million reduction in cash raised from the issuance of share capital, and a $4.7 million increase in dividend payments over the comparative period. These were partially offset by $30.0 million lower net voluntary term debt repayments over the comparative period.

Dividend information

We declared and paid a regular cash dividend of $0.18 per common share for the quarter ended September 30, 2018, December 31, 2018, and March 31, 2019. We declared and paid a regular cash dividend of $0.20 per common share for the quarter ended June 30, 2019. We have declared, but not yet paid, a dividend of $0.20 per common share for the quarter ended September 30, 2019. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Ritchie Bros.	38

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 60.5% for the 12 months ended September 30, 2019 from 60.6% for the 12 months ended September 30, 2018. This reduction is primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio (non-GAAP measure) decreased to 60.5% for the 12 months ended September 30, 2019 from 67.3% for the 12 months ended September 30, 2018.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 70 bps to 8.6% for the 12-month period ending September 30, 2019 from 7.9% for the 12-month period ending September 30, 2018. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period. Return on invested capital (“ROIC”) (non-GAAP measure) increased 150 bps to 8.6% during the 12 months ended September 30, 2019 compared to 7.1% for the 12 months period ending September 30, 2018. This increase was due to higher adjusted net income attributable to stockholders over the comparative period.

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at September 30, 2019.

Share repurchase program

On May 9, 2019, we announced a share repurchase program for the repurchase of up to $100 million worth of our common shares, approved by the Toronto Stock Exchange (“TSX”), over a period of 12 months, ending May 8, 2020.

For the first nine months of 2019, we executed the following share repurchases at a total cost of $42.0 million.

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

The adoption of the standard had no impact on our debt-covenant compliance under our current agreements.

Ritchie Bros.	39

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

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Operating income	$40,160	$31,194	29%	$151,718	$128,862	18%
Pre-tax adjusting items:
Severance and retention	—	1,501	(100)%	—	1,501	(100)%
Adjusted operating income*	$40,160	$32,695	23%	$151,718	$130,363	16%
(1)	Please refer to page 44 for a summary of adjusting items during the three and nine months ended September 30, 2019 and September 30, 2018.
(2)	Adjusted operating income* represents operating income excluding the effects of adjusting items.

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

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's, except share and per share data)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Net income attributable to stockholders	$25,266	$23,138	9%	$97,466	$85,993	13%
Pre-tax adjusting items:
Severance and retention	—	1,501	(100)%	—	1,501	(100)%
Gain on sale of equity accounted for investment	—	(4,935)	100%	—	(4,935)	100%
Current income tax effect of adjusting items:
Severance and retention	—	(376)	100%	—	(376)	100%
Adjusted net income attributable to stockholders*	$25,266	$19,328	31%	$97,466	$82,183	19%
Weighted average number of dilutive shares outstanding	109,381,173	109,887,194	0%	109,634,195	109,133,378	0%
Diluted earnings per share attributable to stockholders	$0.23	$0.21	10%	$0.89	$0.79	13%
Diluted adjusted EPS attributable to Stockholders*	$0.23	$0.18	28%	$0.89	$0.75	19%
(1)	Please refer to page 44 for a summary of adjusting items during the three and nine months ended September 30, 2019 and September 30, 2018.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Ritchie Bros.	40

Adjusted EBITDA*

We believe adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* to net income, which is the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's)	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Net income	$25,272	$23,112	9%	$97,575	$86,046	13%
Add: depreciation and amortization expenses	17,692	16,723	6%	51,919	49,451	5%
Add: interest expense	10,090	10,473	(4)%	31,023	32,720	(5)%
Less: interest income	(517)	(780)	(34)%	(2,435)	(2,009)	21%
Add: income tax expense	6,760	4,791	41%	28,800	19,091	51%
Pre-tax adjusting items:
Severance and retention	—	1,501	(100)%	—	1,501	(100)%
Gain on sale of equity accounted for investment	—	(4,935)	100%	—	(4,935)	100%
Adjusted EBITDA*	$59,297	$50,885	17%	$206,882	$181,865	14%
(1)	Please refer to page 44 for a summary of adjusting items during the three and nine months ended September 30, 2019 and September 30, 2018.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.

Adjusted Net Debt* and Adjusted Net Debt/Adjusted EBITDA* Reconciliation

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

The following table reconciles adjusted net debt* to debt, adjusted EBITDA* to net income, and adjusted net debt*/ adjusted EBITDA* to debt/ net income respectively, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	As at and for the 12 months ended September 30,
			% Change
(in U.S. $millions)	2019	2018	2019 over 2018
Short-term debt	$5.8	$10.5	(45)%
Long-term debt	689.3	751.8	(8)%
Debt	695.1	762.3	(9)%
Less: cash and cash equivalents	(309.6)	(228.8)	35%
Adjusted net debt*	385.5	533.5	(28)%
Net income	$133.0	$122.9	8%
Add: depreciation and amortization expenses	69.1	65.1	6%
Add: interest expense	42.8	43.7	(2)%
Less: interest income	(3.3)	(2.7)	22%
Add: income tax expense	40.7	13.2	208%
Pre-tax adjusting items:
Severance and retention	—	3.7	(100)%
Gain on sale of equity accounted for investment	—	(4.9)	100%
Adjusted EBITDA*	$282.3	$241.0	17%
Debt/net income	5.2x	6.2x	(16)%
Adjusted net debt*/adjusted EBITDA*	1.4x	2.2x	(36)%
(1)	Please refer to page 44 for a summary of adjusting items during the trailing 12-months ended September 30, 2019 and September 30, 2018.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt*/adjusted EBITDA* is calculated by dividing adjusted net debt* by adjusted EBITDA*.

Ritchie Bros.	41

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

The following table reconciles OFCF* to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	12 months ended September 30,
			% Change
(in U.S. $millions)	2019	2018	2019 over 2018
Cash provided by operating activities	$356.2	$146.2	144%
Property, plant and equipment additions	10.4	16.1	(35)%
Intangible asset additions	25.1	27.5	(9)%
Proceeds on disposition of property plant and equipment	(13.7)	(4.0)	243%
Net capital spending	$21.8	$39.6	(45)%
OFCF*	$334.4	$106.6	214%
(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

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

The following table reconciles adjusted net income attributable to stockholders* and adjusted dividend payout ratio* to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	12 months ended September 30,
			% Change
(in U.S. $millions)	2019	2018	2019 over 2018
Dividends paid to stockholders	$80.4	$74.3	8%
Net income attributable to stockholders	$133.0	$122.7	8%
Pre-tax adjusting items:
Severance and retention	—	3.7	(100)%
Gain on sale of equity accounted for investment	—	(4.9)	100%
Current income tax effect of adjusting items:
Severance and retention	—	(0.6)	100%
Deferred income tax effect of adjusting items:
Severance and retention	—	(0.4)	100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	—	(10.1)	100%
Adjusted net income attributable to stockholders*	$133.0	$110.4	20%
Dividend payout ratio	60.5%	60.6%	(10)	bps
Adjusted dividend payout ratio*	60.5%	67.3%	(680)	bps
(1)	Please refer to page 44 for a summary of adjusting items during the trailing 12-months ended September 30, 2019 and September 30, 2018.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Adjusted dividend payout ratio* is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders*.

Ritchie Bros.	42

Adjusted Net Income Attributable to Stockholders* and ROIC* Reconciliation

We believe that comparing ROIC on a trailing 12-month basis for different financial periods, provides useful information about the after-tax return generated by our investments.

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended September 30,
			% Change
(in U.S. $millions)	2019	2018	2019 over 2018
Net income attributable to stockholders	$133.0	$122.7	8%
Pre-tax adjusting items:
Severance and retention	—	3.7	(100)%
Gain on sale of equity accounted for investment	—	(4.9)	100%
Current income tax effect of adjusting items:
Severance and retention	—	(0.6)	100%
Deferred income tax effect of adjusting items:
Severance and retention	—	(0.4)	100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	—	(10.1)	100%
Adjusted net income attributable to stockholders*	$133.0	$110.4	20%
Opening long-term debt	$751.8	$817.9	(8)%
Ending long-term debt	689.3	751.8	(8)%
Average long-term debt	720.6	784.9	(8)%
Opening stockholders' equity	$815.5	$714.7	14%
Ending stockholders' equity	838.2	815.5	3%
Average stockholders' equity	826.9	765.1	8%
Average invested capital	$1,547.5	$1,550.0	0%
Return on average invested capital	8.6%	7.9%	70	bps
ROIC*	8.6%	7.1%	150	bps
(1)	Please refer to page 44 for a summary of adjusting items during the trailing 12-months ended September 30, 2019 and September 30, 2018.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as adjusted net income attributable to stockholders* divided by average invested capital.
(4)	The adoption of Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	43

Adjusting items during the trailing 12-months ended September 30, 2019 were:

Recognized in the third quarter of 2019

●	There were no adjustment items recognized in the third quarter of 2019.

Recognized in the second quarter of 2019

●	There were no adjustment items recognized in the second quarter of 2019.

Recognized in the first quarter of 2019

●	There were no adjustment items recognized in the first quarter of 2019.

Recognized in the fourth quarter of 2018

●	There were no adjustment items recognized in the fourth quarter of 2018.

Adjusting items during the trailing 12-months ended September 30, 2018 were:

Recognized in the third quarter of 2018

●	$1.5 million ($1.1 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the IronPlanet acquisition;
●	$4.9 million ($4.9 million after tax, or $0.04 per diluted share) due to gain on sale of an equity accounted for investment.

Recognized in the second quarter of 2018

●	There were no adjustment items recognized in the second quarter of 2018.

Recognized in the first quarter of 2018

●	There were no adjustment items recognized in the first quarter of 2018.

Recognized in the fourth quarter of 2017

●	$2.2 million ($1.6 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the IronPlanet acquisition;
●	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the Tax Cuts and Jobs Act.

Ritchie Bros.	44

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the interim Co-Chief Executive Officers (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures as at September 30, 2019. The term “disclosure controls and procedures” means controls and other procedures we have established that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our interim Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of our disclosure controls and procedures, the interim Co-CEOs and the CFO concluded that, as at September 30, 2019, the disclosure controls are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the interim Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

We, including our interim Co-CEOs and CFO, do not expect that our internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Management, with the participation of the interim Co-CEOs and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there were no material changes in risk factors during the nine months ended September 30, 2019.

We are currently undergoing a Chief Executive Officer transition, which could be disruptive to, or cause uncertainty in, our business.

On June 24, 2019, the Company announced that Ravi Saligram, Chief Executive Officer, would resign effective October 1, 2019. The Board has appointed Sharon Driscoll and Karl Werner to act as interim Co-CEOs and is currently in the process of searching for Mr. Saligram’s permanent successor. Failure to appoint a CEO successor with the desired level of experience and expertise in a timely manner could have a material adverse effect on our results of operations, financial condition and the market price of our common stock.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to that certain Grant Agreement dated August 11, 2014, and as amended on May 1, 2017 and September 11, 2018, between the Company and Mr. Saligram (as more particularly described in the Company’s 2019 Proxy Statement filed on the EDGAR and SEDAR websites and posted on the Company’s website and the Company’s Current Report on Form 8-K filed on September 13, 2018), the Company granted to Mr. Saligram approximately 102,375 sign-on grant PSUs (“SOG PSUs”), which became eligible for vesting at a rate of 25% per year starting on the second anniversary of the grant date, with the actual number of units to vest to be determined based on achievement of pre-established performance criteria as set out therein. The fourth tranche of the SOG PSUs vested during the third quarter of 2019, pursuant to which Mr. Saligram was determined to be entitled to a payment, based on the Company’s absolute total shareholder return performance over the applicable period, net of applicable taxes, of $375,164. On September 3, 2019, the Company satisfied this payment obligation by issuing to Mr. Saligram 10,444 common shares in respect of the vested SOG PSUs.

The Company did not and will not receive any proceeds from the vesting of SOG PSUs or the issuance of common shares as payment for vested SOG PSUs under the Grant Agreement. The SOG PSUs were issued for compensatory purposes.

To the extent that the vesting of SOG PSUs or issuance of common shares as payment for vested SOG PSUs under the Grant Agreement constitutes a “sale” of securities, the Company relies on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Section 4(a)(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering. Mr. Saligram is the Company’s CEO and an accredited investor as defined in Rule 501 under the Securities Act. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

Ritchie Bros.	46

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document

10.1	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Kieran Holm, dated August 9, 2019
10.2	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Kari Taylor, dated March 29, 2019
31.1	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101

Ritchie Bros.	47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: November 7, 2019	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Co-Chief Executive Officer and Chief Financial Officer

Dated: November 7, 2019	By:	/s/ Karl Werner
Karl Werner
Co-Chief Executive Officer

Ritchie Bros.	48