Form 10-K
period 2019-12-31
RITCHIE BROS AUCTIONEERS INC
filed 2020-02-27
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number: 001-13425

Ritchie Bros. Auctioneers Incorporated

(Exact Name of Registrant as Specified in its Charter)

Canada	98-0626225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9500 Glenlyon Parkway
Burnaby, British Columbia, Canada V5J 0C6	(778) 331-5500
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Shares	RBA	New York Stock Exchange
Common Share Purchase Rights	N/A	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Restricted Share Units

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

At June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) was approximately $3,573,759,165. The number of common shares of the registrant outstanding as of February 26, 2020, was 109,528,545.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2019, in connection with the registrant’s 2019 Annual and Special Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-K

For the year ended December 31, 2019

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K of Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. These statements are based on our current expectations and estimates about our business and markets, and include, among others, statements relating to:

●	our future strategy, objectives, targets, projections, performance, and key enablers;
●	our ability to drive shareholder value;
●	market opportunities;
●	our internet initiatives and the level of participation in our auctions by internet bidders, and the success of IronPlanet, Marketplace-E, and our other online marketplaces;
●	our ability to grow our businesses, acquire new customers, enhance our sector reach, drive geographic depth, and scale our operations;
●	the impact of our initiatives, services, investments, and acquisitions on us and our customers;
●	the acquisition or disposition of properties;
●	our ability to integrate our acquisitions;
●	our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our existing services and support additional value-added service offerings;
●	the supply trend of equipment in the market and the anticipated price environment for late model equipment, as well as the resulting effect on our business and Gross Transaction Value (“GTV”) (defined under “Part I, Item 1: Business” of this Annual Report on Form 10-K);
●	fluctuations in our quarterly revenues and operating performance resulting from the seasonality of our business;
●	our compliance with all laws, rules, regulations, and requirements that affect our business;
●	effects of various economic, financial, industry, and market conditions or policies, including the supply and demand for property, equipment, or natural resources;
●	the behavior of equipment pricing;
●	the relative percentage of GTV represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;
●	the projected increase to our fee revenues as a result of the harmonization of our fee structure;
●	our future capital expenditures and returns on those expenditures;
●	the effect of any currency exchange and interest rate fluctuations on our results of operations;
●	the grant and satisfaction of equity awards pursuant to our compensation plans;
●	any future declaration and payment of dividends, including the tax treatment of any such dividends;
●	financing available to us, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and
●	our ability to satisfy our present operating requirements and fund future growth through existing working capital and credit facilities.

Ritchie Bros.	1

Forward-looking statements may appear throughout this report, including the following section "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially.

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part I, Item 1A: Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2019 are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein and other relevant factors.

Ritchie Bros.	2

PART I

ITEM 1:       BUSINESS

Company Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) was founded in 1958 in Kelowna, British Columbia, Canada and is a world leader in asset management and disposition of used industrial equipment and other durable assets, selling $5.14 billion of used equipment and other assets during 2019. Our expertise, unprecedented global reach, market insight, and trusted portfolio of brands provide us with a unique position in the used equipment market. We sell used equipment for our customers through live, unreserved auctions at 40 auction sites worldwide, which are also simulcast online to reach a global bidding audience and through our online marketplaces.

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

We operate globally with locations in more than 12 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 2,400 full time employees worldwide.

Recent Developments

On May 21, 2019, the Company received TSX approval for Normal Course Issuer Bid (Share Repurchase Program) commencing on May 23, 2019 and terminating on May 22, 2020 or on such earlier date as the Company may complete its purchases thereunder or as it may otherwise determine. Under the NCIB, the Company may purchase up to the lesser of 5,449,204 common shares (such amount representing 5% of the common shares of the Company issued and outstanding as of May 10, 2019) or that number of common shares worth an aggregate of US$100 million. Under the program, the Company repurchased US$42 million worth of common shares in 2019.

On June 24, 2019, the Board of Ritchie Bros. announced its succession plan and the stepping down of its Chief Executive Officer, Ravi Saligram. Mr. Saligram led the Company and the multi year transformation effort since July 2014. Subsequently, the Board of Ritchie Bros. announced that Sharon Driscoll, Chief Financial Officer, and Karl Werner, President, International, were named interim Co-Chief Executive Officers of the Company effective October 1st, 2019 concurrent with the date of Mr. Saligram’s departure.

On December 16, 2019, the Board of Ritchie Bros. announced Ann Fandozzi would become the new Chief Executive Officer of the Company, and Ms. Fandozzi was appointed CEO effective January 6, 2020. Ms. Fandozzi comes to the Company with a track record of designing and executing winning strategies and driving profitable growth, with a strong customer focus, deep experience in technology, and outstanding management capabilities that will further Ritchie Bros. strategic transformation as a multi‐channel, technology‐enabled global business.

Strategies

We operate in a large and fragmented used equipment marketplace and believe that significant growth opportunities can be captured by building on Ritchie Bros.’ established sales and operations infrastructure combined with IronPlanet’s online formats. Our wide range of sales channels and sales formats offer our customers unprecedented choice from our well-known live and online simulcast options to featured online auctions and marketplaces to private contract negotiations. We are building on our position as trusted advisors and are evolving from transactional selling to solution selling.

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

Ritchie Bros.	3

a.	GROW Revenues and Earnings. We are committed to pursuing growth initiatives that will further enhance our sector reach, drive geographic depth, meet a broader set of customer needs, and add scale to our operations. We will leverage multi-channel solutions to drive market share growth. With the acquisition of IronPlanet on May 31, 2017 (the "Acquisition"), Ritchie Bros. now possesses leading mainstream auction solutions and services to be able to serve customers end-to-end in a channel-agnostic manner. We are focused on penetrating the upstream market and are focused on providing alternative solutions such as Marketplace-E to customers who currently use brokers or sell privately and develop partnerships and deeper penetration with retail customers through Ritchie Bros. Asset Solutions (“RBAS”).
●	Exceptional Customer Service is a key enabler for growth. We will look to leverage our full suite of solutions, competitive technology enablers, customer relationship management, operational excellence and our renowned experienced sales force to provide customers with unparalleled service. We are positioning our Company to offer a truly compelling and superior experience for our customers as we provide them with more choice, more sales channels, and a larger digital offering which will enable equipment sellers to transact and list when they want, where they want and how they want.
b.	DRIVE Efficiencies and Effectiveness. We plan to take advantage of opportunities to improve overall effectiveness of our organization.
c.	OPTIMIZE our Balance Sheet. Our business model provides us with the ability to generate strong cash flows. Cash flow represents our ability to convert revenue to cash and provides a meaningful indication of the strength of our business. We will focus not only on profit growth but also further enhancing cash flow, reviewing contract structures and auction site returns to improve the cash flow and asset returns.

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

Auctions and Marketplace

Channels	Brand Solutions	Description of Offering
Live On Site Auctions		Live unreserved on site with live simulcast online auctions
Event-based sales of used construction and heavy equipment held in the Caterpillar dealer geographies
Event-based sales of collector vehicles
Event-based sales of used energy equipment
Online Auctions and Marketplaces		Online marketplace for selling and buying used equipment
Online marketplace offering multiple price and timing options
Online marketplace for the sale of government and military assets
Online truck and trailer marketplace
Brokerage Service		Confidential, negotiated sale of large equipment

Gross Transaction Value (“GTV”)

We record Gross GTV for our A&M business, which represents total proceeds from all items sold at our auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	4

Contract options

We offer consignors several contract options to meet their individual needs and sale objectives. Through our A&M business, options include:

●	Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
●	Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
●	Inventory contracts, where we purchase equipment temporarily for resale.

We collectively refer to guarantee and inventory contracts as underwritten or “at-risk” contracts. In 2019, our underwritten business accounted for approximately 20% of our GTV, compared to 17% in 2018 and 2017.

Value-added services

We provide a wide array of value-added services to make the process of buying and selling equipment convenient for our customers. In addition to the other services listed in the table below, we also provide the following value-added services to our customers:

●	conducting title searches, where registries are commercially available, to ensure equipment is sold free and clear of all liens and encumbrances (if we are not able to deliver clear title, we provide a full refund up to the purchase price to the buyer);
●	making equipment available for inspection, testing, and comparison by prospective buyers;
●	displaying high-quality, zoomable photographs of equipment on our website;
●	providing free detailed equipment information on our website for most equipment;
●	providing access to insurance and powertrain warranty products;
●	providing access to transportation companies and customs brokerages through our logistical services; and
●	handling all pre-auction marketing, as well as collection and disbursement of proceeds.

Our IronClad Assurance equipment condition certification provides online marketplace buyers with information on the condition of the equipment that includes, but is not limited to, providing buyers with pictures and comprehensive inspection information of key systems and components.

Other Services

Channels	Brand Solutions	Description of Offering
Financial Service		Loan origination service that uses a brokerage model to match loan applicants with appropriate financial lending institutions
Appraisal Service		Unbiased, certified appraisal services, as well as truck and lease return inspection services
Online Listing Service		Online equipment listing service and B2B dealer portal
Ancillary Services		Repair, paint, and other make-ready services
Logistical Service		End-to-end transportation and customs clearance solution for sellers and buyers with shipping needs
Software Service		Cloud-based platform to manage end-to-end disposition

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

Competition

Competition Overview

The global used equipment market is highly fragmented with total annual global used equipment volumes estimated at more than $300 billion. We estimate the used equipment auction segment is $25 billion. Ritchie Bros. is the largest live auction company and claims approximately 20% market share of the live auction space with its $5.14 billion in GTV volume in 2019. We compete based on breadth, brand reputation, security, technology, and global reach of our services, as well as in the variety of contracts and methods and channels of selling equipment. In addition to the auction segment, two other major segments include private sales and brokers as well as the retail segment which includes OEM’s, OEM dealers, rental companies and large strategic accounts. We also compete with private sales – often securing new business from equipment owners who had previously tried selling their equipment privately. Given the fragmentation in the auction market as well as upstream opportunities in private sales and retail, there is significant opportunity for growth.

Competitive advantages

Our key strengths provide distinct competitive advantages and have enabled us to achieve significant and profitable growth over the long term.

Global platform

We pride ourselves on our unparalleled ability to connect buyers and sellers through our global network of 40 operational auction sites in 12 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands and via multiple online sales channels. Our online bidding technology and Ritchie Bros. website are available in 10 and 22 languages, respectively. Our global presence ensures we generate global market pricing for our equipment sellers, as we reach international buyers and equipment demand, helping to deliver strong price realization through our sales channels. This global reach provides us and our selling customers with the ability to transcend local market conditions.

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

Breadth of solutions

Post the acquisition of IronPlanet, we now possess the ability to meet all the buyers’ and sellers’ unique needs in a one-stop-shop manner. The event-driven live on site auction, which has been Ritchie Bros.’ core business for nearly 60 years, is now just one—albeit powerful solution—to meet our customers’ varied needs. By delivering choice, the Company can work with customers as a trusted advisor to provide them each with a tailored suite of equipment disposition solutions and asset management capabilities to best meet their needs.

While Ritchie Bros. has a full suite of solutions, most of its volumes are generated through three core solutions.

1.	The unreserved on site auction which provides Ritchie Bros. customers with care, custody, and control at its live auction sites.
2.	IronPlanet weekly online auctions for sellers looking to manage the disposition of their assets on a more frequent basis and being able to sell from their yard or location without having to move equipment. Auctions are held every Thursday in North America; monthly in our international regions.
3.	The reserved online marketplace that affords sellers with control over price and timing, and with solutions such as Make Offer, Buy Now, and Reserve Price selling formats for buyers. The Company recently launched a combined reserved online marketplace, known as Marketplace-E, bringing together Ritchie Bros.’ Equipment One with IronPlanet’s Daily Marketplace.

Ritchie Bros.	6

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

We have also invested in predictive machine learning to deliver highly scalable asset valuation predictions to enable enhanced and scalable asset valuation capabilities. Ritchie Bros. possesses one of the most complete collections of transparent transaction data in the industries we serve. As a paid service, we have recently launched a Data and Insights Module within Ritchie Bros. Asset Solutions. This allows customers to gain self-service insights into market trends, asset pricing and their sales activity on Ritchie Bros. platforms.

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

Development and Engagement

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

The Company’s employees and officers conduct the Company’s business on a day-to-day basis in a manner that promotes and protects our reputation and the trust that our customers and investors have in the Ritchie Bros. brand. To further promote and instill strong operating practices and foster appropriate behaviours and decision making, the Company promotes and mandates the following:

Health & Safety

Our Company’s 2,400+ employees have an unreserved commitment to safety and is committed to send everyone home, every day, the way they came to work. We support this commitment through the use of a Safety Steering Team made up of a cross section of functions within the organization, the use of Continuous Improvement Teams made up of Operations, Sales and Administration personnel, an active Risk Identification process at the field level and open communications around safety both on and off the job.

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

Diversity & Inclusion

The Company also supports an inclusive workplace culture and is committed to the education, recruitment, development and advancement of diverse team members worldwide. Women’s LINK, a global initiative to support women within our company was launched in late 2018 and is focused on strengthening our core value of being a diverse and inclusive global organization as we look to drive innovation through diversity of thought, gender, nationality and ethnicity. LINK is an Employee Resource Group (ERG) to serve as a resource for the women at Ritchie Bros. and the organization itself. Although the ERG’s primary goal is to support Ritchie Bros. women, the broader mandate is to make the resources and services available to all employees. Ritchie Bros. is a signatory to the Minerva Pledge on gender diversity.

Ritchie Bros.	7

Promoting Ethical Conduct

Our success and reputation is founded upon our commitment to honesty, integrity, and doing what is right. We depend on our employees and officers to conduct the Company’s business on a day-to-day basis in a manner that promotes and protects our reputation and the trust that our customers and investor have in the Ritchie Bros. brand. Our Code of Conduct and Ethics helps our employees understand what we mean by ethical behavior and to exemplify our core values. Employees are required to complete annual scenario-based training on our Code to reinforce awareness and understanding of how to put these principles into practice each day.

Ethics Hotline

We maintain a confidential and anonymous independent third-party telephone and web access hotline for anyone to submit concerns regarding potential code violations or other ethics-related matters without fear of repercussions. All reported matters are investigated fully and reported to the Audit Committee of our Board of Directors.

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

We remain focused on technology enablement to transform the way we compete, the way we work and the way we leverage technology to drive future growth. Our technology capabilities are delivering choice for our customers in the form of multiple channels for buyers and sellers, meeting customer’s asset management needs through information-rich software solutions and leveraging our rich data repository to drive strong sales and improved pricing decisions. We are also providing our customers with leading tools and capabilities to deliver full life-cycle asset management for used equipment.

Data Privacy and Security

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

Our commitment to data security and privacy is demonstrated in the Company’s overall approach to governance. We are incorporating security and privacy by design and increasing awareness around the company with support from management and our board, which include:

●	We have formed a Data Privacy Committee. The oversight of the committee is to develop and approve our general strategy and policies on data privacy and data protection, assess the data privacy risks associated with the Company’s business activities, and provide direction to, and support the initiatives of, our Data Protection Office.
●	Our information security and policy committee meets on a monthly basis and advises technology, legal and internal audit on issues of security and risk reduction. This committee is responsible for reviewing and setting security policies, assessing risk and impacts of security incidents, and providing guidance and direction for security programs and strategy. The committee will be advised regarding information security assessment activities and will provide advice regarding education and communication that may be needed to support the information security policies and other compliance policy.
●	All eligible employees complete mandatory privacy and information-security training courses, which are refreshed annually. Through continual awareness-building, such as our Cybersecurity Awareness Month every October, we work to promote a culture that understands the critical importance of data security and privacy, areas of vulnerability and how to remain vigilant when handling data.

Ritchie Bros.	8

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

Revenue from inventory sales can fluctuate significantly, as it changes based on whether our customers sell using a straight or guarantee commission contract, or an inventory contract at time of selling. Straight or guarantee commission contracts will result in the commission being recognized as service revenues, while inventory contracts will result in the gross transaction value of the equipment sold being recorded as revenue from inventory sales with the related cost recognized in cost of inventory sold. As a result, a change in the revenue mix between service revenues and revenue from inventory sales can have a significant impact on revenue growth percentages.

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

We believe that, among other things, laws, rules, and regulations related to the following list of items affect our business:

●	Imports and exports of equipment. Particularly, there are restrictions in the U.S. and Europe that may affect the ability of equipment owners to transport certain equipment between specified jurisdictions. Also, engine emission standards in some jurisdictions limit the operation of certain trucks and equipment in those regions.
●	Development or expansion of auction sites. Such activities depend upon the receipt of required licenses, permits, and other governmental authorizations. We are also subject to various local zoning requirements pertaining to the location of our auction sites, which vary among jurisdictions.
●	The use, storage, discharge, and disposal of environmentally sensitive materials. Under such laws, an owner or lessee of, or other person involved in, real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the owner or lessee or other person knew of, or was responsible for, the presence of such hazardous or toxic substances.
●	Worker health and safety, privacy of customer information, and the use, storage, discharge, and disposal of environmentally sensitive materials.

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

Ritchie Bros.	9

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

As a Canada Business Corporations Act (“CBCA”) company with our principal place of business in Canada, U.S. civil liabilities may not be enforceable against us. Please see “Item 1A. Risk Factors—U.S. civil liabilities may not be enforceable against us, our directors, or our officers,” which is incorporated into this Item 1 by this reference.

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

We have incurred substantial indebtedness in connection with the Acquisition. As at December 31, 2019, we have $650.2 million of total debt outstanding, consisting of $159.5 million under a five-year credit agreement (the “Credit Agreement”) with a syndicate of lenders entered into on October 27, 2016, and $500.0 million aggregate principal amount of 5.375% senior unsecured notes issued December 21, 2016 (the “Notes”), partially reduced by $9.9 million of unamortized debt issue costs, as well as $0.6 million under our foreign credit facilities. There is $480.5 million of availability under the Credit Agreement.

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

Ritchie Bros.	10

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

The terms of the Credit Agreement, as well as the indenture governing the Notes, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our Credit Agreement is subject to compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant.

The Credit Agreement includes other restrictions that limit our ability in certain circumstances to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indenture governing the Notes contains covenants that limit our ability in certain circumstances to:

●	incur additional indebtedness (including guarantees thereof);
●	incur or create liens on their assets securing indebtedness;
●	make certain restricted payments;
●	make certain investments;
●	dispose of certain assets;
●	allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;
●	engage in certain transactions with affiliates; and
●	consolidate, amalgamate or merge with or into other companies.

Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of substantially all of our funded debt. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

Uncertainty regarding LIBOR may adversely impact our indebtedness under our credit and loan facilities.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is impossible to predict what rate or rates may become accepted alternatives to LIBOR. Potential changes, or uncertainty related to such potential changes, may adversely affect the cost of our borrowings. If LIBOR ceases to exist, the method and rate used to calculate our variable-rate debt in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. The potential effect of the phase-out or replacement of LIBOR on our financial condition and results of operations cannot yet be determined.

Ritchie Bros.	11

Competition could result in reductions in our future revenues and profitability.

The global used equipment market, including the auction segment of that market, is highly fragmented. We compete for potential purchasers and sellers of equipment with other auction companies and with non-auction competitors such as equipment manufacturers, distributors and dealers, equipment rental companies, and other online marketplaces. When sourcing equipment to sell at our auctions or other marketplaces, we compete with other on site and online auction companies, OEM and independent dealers, equipment brokers, other third parties, and equipment owners that have traditionally disposed of equipment in private sales.

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

Our most common type of auction contract is a straight commission contract, under which we earn a pre-negotiated, fixed commission rate on the gross sales price of the consigned equipment at auction. We use straight commission contracts when we act as agent for consignors. In recent years, a majority of our annual business has been conducted on a straight commission basis. In certain other situations, we will enter into underwritten transactions and either offer to:

●	guarantee a minimum level of sale proceeds to the consignor, regardless of the ultimate selling price of the consignment; or
●	purchase the equipment outright from the seller for sale through one of our sales channels.

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

Ritchie Bros.	12

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

We are in the process of developing and implementing our new multichannel administration and reporting system ("MARS") in order to retire or integrate legacy technologies used across our sales platforms. This initiative requires the execution of complex projects involving significant systems and operational changes, which place considerable demands on our management, our employees, our information and other systems. Our ability to successfully implement and realize the benefits from these projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully, without adversely affecting our existing systems, and on our employees’ ability to effect the required operational changes. If we fail to implement these projects effectively, including aligning them with our sales operations, we experience significant delay or cost overruns or the necessary overall operational changes are not effected properly, we may not realize the return on our investments that we anticipate, we may adversely affect the operation of other systems, and our business, financial position, operating results, and cash flows could be materially adversely affected.

Consumer behavior is rapidly changing, and if we are unable to successfully adapt to consumer preferences and develop and maintain a relevant and reliable inventory management and multichannel disposition experience for our customers, our financial performance and brand image could be adversely affected.

Our business continues to evolve into a one-stop inventory management and multichannel disposition company where customers can buy, sell, or list equipment, when, how, and where they choose- both onsite and online, and manage their existing fleets and/or inventory using our online inventory management tools. As a result of this evolution, increasingly we interact with our customers across a variety of different channels, including live auction, online, through mobile technologies, including the Ritchie Bros. mobile app, social media, and inventory management systems. Our customers are increasingly using tablets and mobile phones to make purchases online and to get detailed equipment information for assets that they own or are interested in purchasing. Our customers also engage with us online, including through social media, by providing feedback and public commentary about all aspects of our business. Consumer shopping patterns are rapidly changing and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their equipment management and disposition needs. If for any reason we are unable to implement our inventory management and multichannel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the services they want, when and where they want them at a compelling value proposition, then our financial performance and brand image could be adversely affected.

Ritchie Bros.	13

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

Our business is subject to risks relating to our ability to safeguard our information systems, including the cyber-security and privacy of our customers’ , suppliers', counterparties' and employees' confidential information.

We rely on information technology to manage our business, including maintaining proprietary databases containing sensitive and confidential information about our customers, suppliers, counterparties and employees (which may include personal information and credit information). An increasing number of websites have disclosed cyber breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently, we may not be able to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees or contractors. A party that is able to circumvent our security measures

Ritchie Bros.	14

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

Ritchie Bros.	15

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

Ritchie Bros.	16

Further and more generally, there has been increased political, media and tax authority focus on taxation in recent years; the intent of which appears to be to enhance transparency and address perceived tax avoidance. As such, in addition to tax risk from a financial perspective, our activities may expose us to reputational tax risk.

The effects of new regulations and interpretations of the enacted U.S. tax legislation have not yet been fully analyzed and could be materially different from our current estimates.

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

Our business is subject to the risks of operating internationally.

We operate in many international jurisdictions. There are risks inherent in doing business internationally, including, but not limited to:

●	trade barriers, trade regulations, currency controls, import or export regulations, and other restrictions on doing business freely;
●	local labor, environmental, tax, and other laws and regulations, and uncertainty or adverse changes in such laws and regulations or the interpretations thereof;
●	difficulties in staffing and managing foreign operations;
●	economic, political, social or labor instability or unrest, or changes in conditions;
●	terrorism, war, hostage-taking, or military repression;
●	corruption;
●	expropriation and nationalization;
●	high rates of inflation; and
●	uncertainty as to litigation in foreign jurisdictions and enforcement of local laws.

Ritchie Bros.	17

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

We have implemented certain processes and procedures to prevent sellers and buyers that are located in a prohibited jurisdiction or are prohibited persons from participating in our marketplaces. Such processes and procedures are designed so that our business is in compliance with OFAC-administered sanctions regulations and other applicable sanction regulations, including those in Canada and the EU.

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

Ritchie Bros.	18

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

Ritchie Bros.	19

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

Ritchie Bros.	20

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

Like most businesses with global operations, we are subject to the risk of certain global or regional adverse conditions, such as pandemics or other disease outbreaks, including COVID-19, or natural disasters including extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires or floods that could hinder our ability to conduct our scheduled auctions, restrict our customers’ travel patterns or their desire to attend auctions or impact our online operations, including disrupting the Internet or mobile networks or one or more of our service providers. If this situation were to occur, we may not be able to generate sufficient equipment consignments to sustain our business or to attract enough bidders to our auctions to achieve world fair market values for the items we sell. This could harm our financial condition and results of operations. Some climatic models indicate that global warming may result in rising sea levels, increased intensity of weather, and increased frequency of extreme precipitation and flooding. To the extent these phenomena occur, the risks noted above may increase.

Our operating results are subject to quarterly variations.

Historically, our revenues and operating results have fluctuated from quarter to quarter. We expect to continue to experience these fluctuations as a result of the following factors, among others:

●	the size, timing, nature and frequency of our auctions;
●	the seasonal nature of the auction business in general, with peak activity typically occurring in the second and fourth calendar quarters, mainly as a result of the seasonal nature of the construction and natural resources industries;
●	the extent and performance of our underwritten (guarantee and outright purchase) contracts;
●	general economic conditions in the geographical regions in which we operate; and
●	the timing of acquisitions and development of auction facilities and related costs.

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

Our operation and marketing activities are subject to various types of regulations, including laws relating to the protection of personal information, consumer protection and competition. User data protection and communication-based laws may be interpreted and applied inconsistently from country to country, and these laws continue to develop in ways we cannot predict and that may adversely affect our business. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our marketing practices in a manner with adverse effects on our business, and violations of privacy-related laws can result in significant penalties. See “— We process, store, and use personal information and other data, which subjects us to a variety of evolving governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy and data protection, which may increase our

Ritchie Bros.	21

costs, decrease adoption and use of our products and services and expose us to liability.” A determination that there have been violations of laws relating to our marketing practices under communications-based laws could damage our reputation and expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business.

We process, store, and use personal information and other data, which subjects us to a variety of evolving governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy and data protection, which may increase our costs, decrease adoption and use of our products and services and expose us to liability.

There are a number of national, federal, provincial, state, local laws, rules and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, including with regard to the collection, storage, use, sharing, disclosure and deletion of personal information and other customer or employee data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.

Within the EU, the General Data Protection Regulation (“GDPR”), which replaced the EU Directive 95/46/EC, applies to a company which processes personal information as part of its activities or one its branches established in the EU, regardless of where such data is processed, or where a company established outside the EU offers goods or services or monitors the behaviour of individuals in the EU. GDPR governs the collection, storage, use, sharing, disclosure, deletion and other processing of personal information and other customer or employee data. Penalties for non-compliance with the GDPR are considerable, allowing EU regulators to impose a monetary penalty equal to the greater of €100 million or 4% of a non-compliant organization’s worldwide annual turnover. Such penalties would be in addition to the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss.

GDPR, and applicable member states’ implementations thereof, require the transfer of personal information to us and by us from the EU to be governed by a lawful transfer mechanism. If the lawful transfer mechanisms we rely on for such transfers are considered illegitimate by EU member state courts or supervisory authorities, our ability to transmit and share data with our affiliated entities, service providers and third-party partners may be limited and could cause us to incur substantial costs to change our business practices in a manner adverse to our business.

As Internet commerce and related technologies continue to evolve, thereby increasing capacity to process large volumes of personal information, consumer sentiment towards increased transparency and control and further regulation by federal, provincial, state or foreign governments and agencies becomes more likely. We believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely in both the U.S. and in other jurisdictions, possibly as restrictive as the EU model. California’s new law, the California Consumer Privacy Act (“CCPA”), came into force at the start of 2020 and gives the Attorney General of California the right to levy civil penalties and commence lawsuits for alleged violations. In other jurisdictions, data protection regulators, in addition to imposing penalties, have the power to seek injunctive relief and make various orders, including the cessation of certain data processing activities. Obligations and restrictions imposed by CCPA and other current and future applicable laws, regulations, contracts and industry standards could increase the cost of our operations and may affect our ability to provide all the current features of our products and services requiring us to change our business practices in a manner adverse to our business. Failure to comply with these obligations and restrictions could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

Ritchie Bros.	22

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

We are governed by the CBCA and our principal place of business is in Canada. Many of our directors and officers reside outside of the U.S. and all or a substantial portion of their assets, as well as a substantial portion of our assets, are located outside the U.S. As a result, it may be difficult for investors to effect service of process within the U.S. upon us and such directors and officers or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the U.S.

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

ITEM 1B:    UNRESOLVED STAFF COMMENTS

Not applicable.

Ritchie Bros.	23

ITEM 2:       PROPERTIES

We own and lease various properties in Canada, the United States and 10 other countries globally. We use the properties as auction sites and executive and administrative offices. Our corporate headquarters are located in Burnaby, Canada, and are held through a lease that expires in May 2030. We also lease a U.S. Leadership Office in Chicago, United States, a European head office in Breda, the Netherlands, and IronPlanet’s head office in Pleasanton, United States. We own an administrative office in Lincoln, United States.

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

Our auction site network as of the date of this discussion is as follows:

	Number of acres			Year placed		Lease
	Total	Developed	Developable	into service	Nature	expiry date
Permanent auction sites
Canada:
Edmonton, Alberta	267	175	92	2002	Owned
Grande Prairie, Alberta	153	68	68	2009	Owned
Montreal, Quebec	91	68	—	2000	Owned
Toronto, Ontario	65	65	—	1998	Owned
Saskatoon, Saskatchewan	60	40	11	2006	Owned
Regina, Saskatchewan	47	17	30	2007	Owned
Halifax, Nova Scotia	25	25	—	1997	Owned
Chilliwack, British Columbia	24	24	—	2010	Owned
United States:
Orlando, Florida	225	189	27	2002	Owned
Chehalis, Washington	204	131	40	2012	Owned
North East, Maryland	193	80	28	2001	Owned
Denver, Colorado	143	70	72	2007	Owned
Columbus, Ohio	130	95	25	2007	Owned
Houston, Texas	128	116	—	2009	Owned
Minneapolis, Minnesota	122	70	52	2009	Owned
Fort Worth, Texas	127	127	—	1994	Owned
Atlanta, Georgia	94	62	7	1996	Owned
Chicago, Illinois	91	71	20	2000	Owned
Sacramento, California	90	90	—	2005	Owned

Ritchie Bros.	24

	Number of acres			Year placed		Lease
	Total	Developed	Developable	into service	Nature	expiry date
United States (continued):
Las Vegas, Nevada	77	77	—	2012	Leased	31-May-33
Los Angeles, California	65	63	2	2000	Owned
Phoenix, Arizona	48	48	—	2002	Owned
Nashville, Tennessee	46	40	6	2006	Owned
Kansas City, Missouri	40	40	—	2008	Owned
Salt Lake City, Utah	37	37	—	2010	Leased	28-Feb-24
Other:
Mexico City (Polotitlan), Mexico	324	82	207	2008	Owned
Madrid (Ocaña), Spain	85	65	20	2010	Owned
Moerdijk, The Netherlands	62	62	—	1999	Owned
Milan (Caorso), Italy	62	42	10	2010	Owned
Paris (St. Aubin sur Gaillon), France	50	50	—	2008	Owned
Dubai, United Arab Emirates	44	44	—	1999	Leased	30-Jun-29
Brisbane, Australia	42	42	—	1999	Owned
Meppen, Germany	41	41	—	2010	Leased	31-Oct-24
Melbourne (Geelong), Australia	40	40	—	2013	Owned
Tokyo (Narita), Japan	17	17	—	2010	Owned
Regional auction sites
Tipton, United States	60	60	—	2010	Leased	30-Jun-21
Lethbridge, Canada	30	25	5	2011	Leased	30-Jun-23
Maltby, United Kingdom	25	—	25	2019	Leased	31-Jan-35
North Franklin, United States	23	23	—	2017	Leased	31-Jul-21
North Battleford, Canada	21	11	10	2017	Leased	14-Nov-22

We also own the following developable properties that are not currently under development but are available for future auction site expansion:

	Number	Year
	of acres	acquired
Casa Grande, United States	125	2010
Tulare, United States	99	2011

We believe that our administrative offices and developed auction sites are adequate and suitable for the conduct of our operations. Further, we believe that our properties that are being developed to expand our existing auction sites are sufficient to support the growth of our live on-site business.

In early 2018, the Company entered into long-term leases in Las Vegas, Nevada and Chambersburg, Pennsylvania to support the Company’s government business. These warehouses became fully operational in the third quarter of 2018 and continue to support the U.S Government’s Defense and Logistics Agency non-rolling stock contract.

In December 2018 we entered into a long-term lease agreement for a property in Maltby, United Kingdom to replace our Donnington Park, United Kingdom auction site in the East Midlands. We have commenced the long-term development process and expect this site to be complete in 2021. We conducted our first sales at this location in 2019 using temporary facilities while the development process continues.

Ritchie Bros.	25

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

PART II

ITEM 5:       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). Financial information about our equity and share-based payments is set forth in our consolidated financial statement footnotes 23 “Equity and dividends” and 24 “Share-based payments” in “Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Market Information

Our common shares, without par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common shares trade on the NYSE and on the TSX under the symbol “RBA”. On February 27, 2020, there were 417 holders of record of our common shares that do not include the shareholders for whom shares are held in a nominee or street name.

Dividend Policy

We currently pay a regular quarterly cash dividend of $0.20 per common share. We currently intend to continue to declare and pay a regular quarterly cash dividend on our common shares; however, any decision to declare and pay dividends in the future will be made at the discretion of our Board, after considering our operating results, financial condition, cash requirements, financing agreement restrictions and any other factors our Board may deem relevant.

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

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in our common shares over the last five fiscal years beginning December 31, 2014 through December 31, 2019, to that of the cumulative return on a $100 investment in the Russell Global Index (“Russell 2000”), the S&P / TSX Composite Index (“S&P/TSX”) and the Dow Jones Industrial Average Index (“DJIA”) for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Ritchie Bros.	26

Company / index	2014	2015	2016	2017	2018	2019
RBA (NYSE)	$100.00	$107.8	$151.2	$133.5	$145.7	$162.6
Russell 2000	$100.00	$97.6	$116.6	$132.0	$115.9	$138.5
S&P/TSX	$100.00	$95.5	$112.2	$119.0	$105.1	$116.6
DJIA	$100.00	$105.1	$119.2	$149.1	$140.7	$160.1

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2019.

Number of securities remaining
	Number of securities to be issued		Weighted average exercise		available for future issuance under
	upon exercise of options,		price of outstanding options,		equity compensation plans (excluding
	warrants and rights		warrants and rights		securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,463,333	(1)	$29.05	(2)	9,343,445	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,463,333		$29.05		9,343,445
(1)	Reflects our Stock Option Plan, the IronPlanet Stock Plans, PSUs granted under the Executive PSU Plan and the Employee PSU Plan, and equity-classified RSUs. This amount reflects 100% of target numbers of PSUs granted and includes dividend equivalent rights credited in connection with such PSUs. Under the PSU Plans, the number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met. For the share units granted under the PSU Plans in 2017 and 2018, the market vesting condition is based on the relative performance of our share price in comparison to the performance of a pre-determined portfolio of other companies’ share prices. There were no market vesting conditions for the share units granted under the PSU Plans in 2019. All share units granted under our PSU plans contain non-market vesting conditions that are based on the achievement of specific performance measures and can result in participants earning between 0% and 200% of the target number of PSUs granted. Further, the Company has the option to choose whether to settle the PSUs in cash or in shares.
(2)	Weighted average exercise price does not include the effect of our outstanding share units. The remaining term of our stock options is 7.1 years.
(3)	Consists of: (a) 7,203,535 common shares available for issuance under the Stock Option Plan; (b) no common shares are available for issuance under the IronPlanet Stock Plans; (c) 1,577,516 common shares that we may elect to issue upon settlement of our PSUs granted under the PSU Plans; and (d) 562,394 common shares that we may elect to issue upon settlement of our RSUs granted under the RSU Plans.

Ritchie Bros.	27

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

This summary is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S., (ii) is entitled to the full benefits of the Convention, (iii) holds all common shares as capital property, (iii) holds no common shares that are “taxable Canadian property” (within the meaning of the Canadian Tax Act) of the holder, (iv) deals at arm’s length with and is not affiliated with Ritchie Bros., (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, and (vi) is not an "authorized foreign bank" (as defined in the Canadian Tax Act) or an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

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

Generally, a U.S. Resident Holder’s common shares will be considered to be capital property of a U.S. Resident Holder provided that the U.S. Resident Holder acquired the common shares as a long-term investment; is not a trader or dealer in securities; did not acquire, hold or dispose of the common shares in one or more transactions considered to be an adventure or concern in the nature of trade; and does not hold the common shares as inventory in the course of carrying on a business.

This summary is based on the provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof (the “Tax Proposals”), and the current published administrative and assessing policies of the CRA. It is assumed that the Tax Proposals will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative or assessing practice, whether by judicial, legislative, governmental or administrative decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

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

Ritchie Bros.	28

Disposition of common shares

A U.S. Resident Holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain realized by such U.S. Resident Holder on a disposition of common shares unless the common shares constitute “taxable Canadian property” (within the meaning of the Canadian Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled under the Convention to an exemption from Canadian tax on the gain.

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
(ii)	more than 50% of the fair market value of the common shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, interests in or civil law rights in, such properties, whether or not such properties exist.

In certain circumstances set out in the Canadian Tax Act, a common share may be deemed to be “taxable Canadian property” for purposes of the Canadian Tax Act.

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

U.S. Resident Holders whose shares may be taxable Canadian property should consult their own tax advisors

Dividends on common shares

Under the Canadian Tax Act, dividends on shares paid or credited, or deemed to be paid or credited, to a non-resident of Canada (or amounts paid or credited on account, or in lieu of payment of, or in satisfaction of, dividends) will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends (subject to reduction under the provisions of any applicable tax treaty). Under the Convention, a U.S. Resident Holder that beneficially owns the dividends will generally be subject to Canadian withholding tax at the rate of 15% of the gross amount of such dividends unless the beneficial owner is a company which owns (or is deemed under the Convention to own) at least 10% of the voting shares of Ritchie Bros. at that time, in which case the rate of Canadian withholding tax is generally reduced to 5%.

Share Repurchase Program

On May 9, 2019, we announced a share repurchase program for the repurchase of up to $100 million worth of our common shares, approved by the Toronto Stock Exchange (“TSX”), over a period of 12 months, ending May 8, 2020. For additional information on our share repurchases, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Share Data—Share Repurchase Program,” the contents of which are incorporated by reference into this Item 5.

Ritchie Bros.	29

ITEM 6:         SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2015 through December 31, 2019. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Effective January 1, 2019, we adopted ASU 2016-02 Leases (“Topic 842”) using the “optional transition method”, which allows us to adopt this new lease standard at the adoption date. The comparative periods presented below are reported pursuant to Topic 840.

The following selected consolidated financial information should be read in conjunction with “Part II, Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements and the notes thereto included in “Part II, Item 8: Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K.

	Year ended and as at December 31,
(in U.S.$000's, except per share amounts)	2019	2018	2017	2016	2015
Consolidated Income Statements Data
Service revenue	$804,024	$749,515	$624,417	$555,843	$524,672
Inventory sales revenue	514,617	420,511	346,774	571,134	555,827
Total revenue	$1,318,641	$1,170,026	$971,191	$1,126,977	$1,080,499
Operating income	223,202	185,189	107,454	135,722	174,840
Income before income taxes	190,763	152,512	77,394	130,494	176,436
Net income attributable to stockholders	149,140	121,479	75,027	91,832	136,214
Earnings per share attributable to stockholders:
Basic	$1.37	$1.12	$0.70	$0.86	$1.27
Diluted	1.36	1.11	0.69	0.85	1.27
Consolidated Balance Sheets Data
Working capital	$178,326	$163,446	$120,032	$125,164	$140,133
Total assets	2,229,430	2,052,392	2,017,312	1,599,533	1,120,115
Long-term debt	645,481	711,298	812,892	595,706	97,915
Contingently redeemable non-controlling interests	—	—	—	—	24,785
Stockholders' equity	901,833	830,643	739,682	687,057	703,176
Consolidated Statements of Cash Flows Data
Dividends declared per common share	$0.76	$0.70	$0.68	$0.66	$0.60
Acquisition of subsidiaries, net of cash acquired	$—	$—	$675,851	$45,511	$12,107
Net capital spending	35,075	32,426	34,411	29,785	14,152
(1)	Subsidiaries acquired as disclosed in the table above consist of IronPlanet in May 2017, Kramer in November 2016, Petrowsky in August 2016, Mascus in February 2016, and Xcira in November 2015.

Ritchie Bros.	30

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

Overview

This section of the Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Part II, Item 6: Selected Financial Data”, and the consolidated financial statements and the notes thereto included in “Part II, Item 8. Financial Statements and Supplementary Data” presented in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

Our actual results could differ materially from those expressed or implied in any forward-looking statements due to various factors, including those set forth under “Part I, Item 1A: Risk Factors” in this Annual Report on Form 10-K. The date of this discussion is as of February 27, 2020.

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

Ritchie Bros.	31

Performance Overview

Net income attributable to stockholders increased 23% to $149.0 million compared to $121.5 million in 2018. Diluted earnings per share (“EPS”) attributable to stockholders increased 23% to $1.36 from $1.11 per share, while diluted adjusted EPS attributable to stockholders* increased 23% to $1.33 from $1.08 per share in 2018.

Consolidated results:

●	Total revenue increased 13% to $1.3 billion as compared to 2018
o	Service revenue increased 7% to $804.0 million as compared to 2018
o	Inventory sales revenue increased 22% to $514.6 million as compared to 2018
●	Total selling, general and administrative expenses (“SG&A”) decreased to $382.4 million compared to $382.7 million in 2018
●	Operating income increased 21% to $223.2 million as compared to 2018
●	Cash provided by operating activities was $332.8 million for the year ended December 31, 2019

A&M segment results:

●	GTV increased 4% to $5.1 billion and increased 5% when excluding the impact of foreign exchange as compared to 2018
●	A&M total revenue increased 14% to $1.2 billion as compared to 2018
o	Service revenue increased 8% to $678.8 million as compared to 2018
o	Inventory sales revenue increased 22% to $514.6 million as compared to 2018

Other Services segment results:

●	Other Services total revenue increased 1% to $125.2 million as compared to 2018
●	RBFS revenue increased 24% to $28.8 million as compared to 2018

Operational highlights

In 2019, our operational focus continued to strengthen our sales execution and drive incremental network effects from our foundational core customer solutions and the IronPlanet acquisition. Under our strategic framework of GROW, DRIVE and OPTIMIZE, shown below are some notable highlights:

GROW Revenues and Earnings

●	Ritchie Bros. conducted 337 auctions in 2019, including 194 live, onsite Ritchie Bros. Auctioneers events and 178 IronPlanet and GovPlanet online events resulting in 43% of live industrial auctions posting year-over-year growth across major geographies including a six-day US$297+ million Orlando event in February and several other record-breaking auctions.
●	Our US region delivered strong growth in 2019 and led the Company with nearly 10% GTV growth for the full year led by double-digit live and online auction growth through improved execution and a moderate improvement in the overall used equipment supply in the U.S.
●	Our GTV growth in 2019 was led by our online channel generating 16.5% growth during the year – the highest annual growth rate for the online channel since the acquisition of IronPlanet.
●	In the second half of 2019, the Company implemented S.A.G.E. (Sales Activity Generation Engine), an initiative to accelerate new business growth and enhance Territory Manager sales productivity. S.A.G.E is an activity and behavior focused sales process overlaid with a “data-driven mindset”. While S.A.G.E. is intended as a multi-year program, we made good early progress with our implementation efforts and sales team adoption.
●	The Company made meaningful strides with its Government Services business generating strong year over year GTV growth, revenue growth and number of units sold. The Company also made focused investments to implement the U.S. GovPlanet surplus contracts and required supply chain and customer service capabilities.
●	Marketplace-E - The online marketplace which was launched in early 2018 achieved tremendous success and reached the $500 million mark in GTV cumulatively since its inception. In 2019, Marketplace-E delivered growth of 47% and continues to prove very popular in International markets where unreserved auctions are less commonplace.

Ritchie Bros.	32

●	RB Asset Solutions - Acquired over 25 new customers including more than 15 key reference customers. RB Asset Solutions offers a complete end-to-end asset management and disposition system designed to help customers optimize their disposition process. By offering a complete inventory management system, data analytics and dashboards, branded e-commerce sites, and multiple external sales channels, Ritchie Bros. will help customers achieve the best possible returns.
●	We generated significant growth in our Ritchie Bros. Financial Services (RBFS) solution. In 2019 RBFS’ total funded volume hit $510.2 million, up 18% from 2018. The strong results at RBFS were also a result of the continued investment in its workforce and ongoing sales team development.

DRIVE Efficiencies and Effectiveness

●	Online bidding continued to gain momentum in 2019, with the percentage of online buyers reaching 65% of winning bids made through an online channel versus 59% in 2018.
●	Our cost efficiency focus delivered favorable operating leverage in 2019 with Total Revenue growth of 13% while holding SG&A dollars comparable to 2018.
●	The Company launched its new PriorityBid feature, enabling buyers to make proxy bids online for items in its live auctions up to a week before the sale. These PriorityBids put them first in line to win the item, provided no one outbids them. PriorityBid also provides increased insight into demand ahead of the auction, which is extremely valuable information for the Company and our sellers as it allows us to be more nimble in optimizing our marketing efforts right up to the day of the auction -- taking online bidding in our live auctions to the next level.
●	We made significant strides in improving our sales effectiveness and the value we offer to our customers by leveraging our technology assets. Specifically, with the application of machine learning and algorithmic pricing capabilities, we were able to provide pricing support and insights to our customers as well as internal efficiencies.
●	We continued our project MARS implementation, an internal platform that unifies our live and online auction operations such as bidder registrations, title searches and equipment inspection and taxonomy specs. In 2019, we launched several modules successfully which resulted in meaningful efficiencies at our auction sites as it reduced registration and processing wait times for our attendees.

OPTIMIZE our balance sheet

●	Through strong cash generation, we repaid $76 million in debt, of which $63 million was voluntary contributing to our adjusted net debt to adjusted EBITDA ratio of 1.0 times for the year.
●	Drove improvements in working capital through higher sell through of inventory in the International region.

Ritchie Bros.	33

Results of Operations

	Year ended December 31,
				% Change
(in U.S. $000's, except EPS and percentages)	2019	2018	2017	2019 over 2018	2018 over 2017

Service revenue:
Commissions	$431,781	$420,160	$394,397	3%	7%
Fees	372,243	329,355	230,020	13%	43%
Total service revenue	804,024	749,515	624,417	7%	20%
Inventory sales revenue	514,617	420,511	346,774	22%	21%
Total revenue	1,318,641	1,170,026	971,191	13%	20%
Service revenue as a % of total revenue	61.0%	64.1%	64.3%	-310 bps	-20 bps
Inventory sales revenue as a % of total revenue	39.0%	35.9%	35.7%	310 bps	20 bps
Costs of services	164,977	159,058	133,189	4%	19%
Cost of inventory sold	480,839	374,339	306,498	28%	22%
Selling, general and administrative expenses	382,389	382,676	323,270	0%	18%
Operating expenses	1,095,439	984,837	863,737	11%	14%
Cost of inventory sold as a % of operating expenses	43.9%	38.0%	35.5%	590 bps	250 bps
Operating income	223,202	185,189	107,454	21%	72%
Operating income margin	16.9%	15.8%	11.1%	110 bps	470 bps
Net income attributable to stockholders	149,039	121,479	75,027	23%	62%
Adjusted net income attributable to stockholders*	145,649	117,669	87,662	24%	34%
Diluted earnings per share attributable to stockholders	$1.36	$1.11	$0.69	23%	61%
Diluted adjusted EPS attributable to stockholders*	$1.33	$1.08	$0.81	23%	33%
Effective tax rate	21.8%	20.3%	2.7%	150 bps	1760 bps
Total GTV	5,140,587	4,964,165	4,467,982	4%	11%
Service revenue as a % of total GTV- Rate	15.6%	15.1%	14.0%	50 bps	110 bps
Inventory sales revenue as a % of total GTV-Mix	10.0%	8.5%	7.8%	150 bps	70 bps

Total revenue

Total revenue increased 13% to $1.3 billion as compared to 2018.

Service revenue increased 7%, driven by 3% increase in commissions revenue and a 13% increase in fee revenue. The increase in commissions revenue was in line with higher Service GTV of 2%, with strong performance in our US region, where we experienced volume growth through both our live auctions and weekly featured online businesses. The increase in fee revenue was driven primarily by higher total GTV, full buyer fee harmonization implemented in June 2019, and RBFS fee revenue growth. These were partially offset by lower RB Logistics revenue earned in the International region.

Inventory sales revenue as a percent of total GTV increased to 10.0% as compared to 8.5% in 2018.

Inventory sales revenue increased 22% primarily due to our US region, where we had a greater volume of inventory contracts at our live auctions including a large dispersal of pipeline equipment at the Columbus, Ohio auction in Q2 2019 and increased inventory contracts at our Orlando, Florida auction in Q1 2019. Continued revenue growth in our GovPlanet surplus contract also contributed to the increase in inventory sales revenue. This increase was partially offset by large non-repeating dispersals of oil and gas equipment and agricultural real estate in Canada during 2018.

Operating income

Operating income increased 21% to $223.2 million compared to $185.2 million in 2018. This increase was primarily due to the 13% increase in total revenue. Operating expenses increased 11%, less than the rate of increase in revenue primarily due to strong cost control, a $4.1 million recovery of share-based payment expense related to the departure of our former Chief Executive Officer (“CEO”), and higher foreign exchange gains.

Income tax expense and effective tax rate

We recorded an income tax expense of $41.6 million in 2019 compared to $31.0 million in 2018. Our effective tax rate was 21.8% compared to 20.3% in 2018. The increase in effective tax rate over the comparative period was primarily the result of a greater proportion of earnings taxed in jurisdictions with higher tax rates.

Ritchie Bros.	34

The Tax Cuts and Jobs Act, or TCJA was enacted in the United States on December 22, 2017. It is possible that additional legislation, regulations and/or guidance may be issued, and possibly with retroactive effect, in the future that may result in additional adjustments to the tax expense recorded related to the TCJA.

Net income

Net income attributable to stockholders increased 23% to $149.0 million compared to $121.5 million in 2018. The increase was primarily due to higher operating income and lower interest expense, partially offset by higher taxes and a non-recurring gain on sale of equity accounted investment recorded in 2018.

Diluted EPS

Diluted EPS attributable to stockholders increased 23% to $1.36 per share compared to $1.11 in 2018. This increase is primarily due to the increase in net income attributable to stockholders.

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

				% Change
				2019 over	2018 over
Value of one local currency to U.S dollar	2019	2018	2017	2018	2017
Period-end exchange rate
Canadian dollar	0.7656	0.7331	0.7954	4%	(8)%
Euro	1.1202	1.1469	1.2002	(2)%	(4)%
Australian dollar	0.7002	0.7052	0.7809	(1)%	(10)%
Average exchange rate
Canadian dollar	0.7537	0.7716	0.7704	(2)%	0%
Euro	1.1195	1.1804	1.1273	(5)%	5%
Australian dollar	0.6951	0.7469	0.7664	(7)%	(3)%

In 2019, approximately 42% of our revenues and 44% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 50% and 53%, respectively, in 2018.

We recognized $2.9 million in foreign exchange gains in 2019 and $0.2 million of gains in 2018. Foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were primarily due to the fluctuations in the Euro and Canadian dollar exchange rates relative to the U.S. dollar.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, share-based payment expense recovery due to the departure of our former CEO, retention, gains/losses on sale of an equity accounted for investment, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’.

Adjusted net income attributable to stockholders* increased 24%, to $145.6 million compared to $117.7 million in 2018.

Diluted adjusted EPS attributable to stockholders* increased 23% to $1.33 per share compared to $1.08 per share in 2018.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)* increased 15% to $294.7 million compared to $257.3 million in 2018.

Debt at December 31, 2019 represented 4.4 times net income for 2019, compared to debt at December 31, 2018, which represented 6.0 times net income for 2018. The decrease in this debt/net income multiplier was primarily due to lower debt balances at December 31, 2019 compared to December 31, 2018, as a result of our voluntary and mandatory debt repayments. The adjusted net debt/adjusted EBITDA* was 1.0 times at December 31, 2019 compared to 1.9 times at December 31, 2018. The decrease in adjusted net debt/adjusted EBITDA* was primarily due to lower debt balances at December 31, 2019, as well as a 14% increase in EBITDA compared to the prior year.

Ritchie Bros.	35

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our Other services segment, is available under Item 1 of this Annual Report.

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$678,823	$125,201	$804,024	$626,007	$123,508	$749,515	$524,023	$100,394	$624,417
Inventory sales revenue	514,617	—	514,617	420,511	—	420,511	346,774	—	346,774
Total revenue	1,193,440	125,201	1,318,641	1,046,518	123,508	1,170,026	870,797	100,394	971,191
Ancillary and logistical service expenses	—	59,252	59,252	—	66,576	66,576	—	54,176	54,176
Other costs of services	99,821	5,904	105,725	87,430	5,052	92,482	75,685	3,328	79,013
Cost of inventory sold	480,839	—	480,839	374,339	—	374,339	306,498	—	306,498
SG&A expenses	358,016	24,373	382,389	363,549	19,127	382,676	308,873	14,397	323,270
Impairment loss	—	—	—	—	—	—	8,911	—	8,911
Segment profit	254,764	35,672	290,436	221,200	32,753	253,953	170,830	28,493	199,323

Auctions and Marketplaces segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Year ended December 31,
				% Change
				2019 over	2018 over
(in U.S. $000's, except EPS and percentages)	2019	2018	2017	2018	2017
Service revenue	$678,823	$626,007	$524,023	8%	19%
Inventory sales revenue	514,617	420,511	346,774	22%	21%
Total revenue	1,193,440	1,046,518	870,797	14%	20%
A&M service revenue as a % of total A&M revenue	56.9%	59.8%	60.2%	-290 bps	-40 bps
Inventory sales revenue as a % of total A&M revenue	43.1%	40.2%	39.8%	290 bps	40 bps
Costs of services	99,821	87,430	75,685	14%	16%
Cost of inventory sold	480,839	374,339	306,498	28%	22%
SG&A expenses	358,016	363,549	308,873	(2)%	18%
Impairment loss	—	—	8,911	0%
A&M segment expenses	938,676	825,318	699,967	14%	18%
Cost of inventory sold as a % of A&M expenses	51.2%	45.4%	43.8%	580 bps	160 bps
A&M segment profit	254,764	221,200	170,830	15%	29%
Total GTV	5,140,587	4,964,165	4,467,982	4%	11%
A&M service revenue as a % of total GTV- Rate	13.2%	12.6%	11.7%	60 bps	90 bps

Gross Transaction Value

We believe it is meaningful to consider revenue in relation to GTV. GTV by channel and by revenue type are presented below for the comparative reporting periods.

GTV by Channel

	Year ended December 31,
				% Change
				2019 over	2018 over
(in U.S. $000's, except percentages)	2019	2018	2017	2018	2017
Live on site auctions	$4,175,527	$4,134,838	$3,947,730	1%	5%
Percentage of total	81.2%	83.3%	88.4%
Online marketplaces including featured (1) and other (2)	965,060	829,327	520,252	16%	59%
Percentage of total	18.8%	16.7%	11.6%
GTV	$5,140,587	$4,964,165	$4,467,982	4%	11%
(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E and, before that, EquipmentOne.

GTV increased 4% and increased 5% when excluding the impact of foreign exchange as compared to 2018. The increase in GTV was led by a 16% increase in online marketplaces and 1% growth in live on site auctions. Online marketplaces increased due to US strategic accounts and alliances, as well as GovPlanet. International and Canada online GTV also increased due to growing demand for listings on the Marketplace-E platform.

Ritchie Bros.	36

GTV from live on site auctions increased primarily due to increased volume at our US live on site auctions with growth performance at our year-on-year industrial auctions, including a $94 million auction in Columbus, Ohio and our largest auction held in Orlando, Florida, coupled with higher number of auctions held during the year. This increase was partially offset by softer performance in the Western Canada region, partly due large non-repeating dispersals of oil and gas equipment and agricultural real estate in Canada during 2018. We also experienced lower demand in the International region particularly during the second half of 2019.

GTV by Revenue Type

	Year ended December 31,
				% Change
(in U.S. $000's, except percentages)	2019	2018	2017	2019 over 2018	2018 over 2017
Service GTV	$4,625,970	$4,543,654	$4,121,208	2%	10%
Percentage of total	90.0%	91.5%	92.2%
Inventory GTV	514,617	420,511	346,774	22%	21%
Percentage of total	10.0%	8.5%	7.8%
GTV	$5,140,587	$4,964,165	$4,467,982	4%	11%

GTV increased 4% while Inventory GTV increased 22%, and Service GTV increased 2%. The increase in Inventory GTV was primarily driven by a strong volume performance in our US live auctions and continued growth in our GovPlanet surplus contract.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which include inventory and guarantee contracts, increased as a percentage of total GTV to 20% compared to 17% in 2018 primarily due to increased GTV signed with inventory contracts.

Online bidding

Across all channels, 65% of total GTV was purchased by online buyers compared to 59% in 2018. These increases in internet bidders and online buyers demonstrate the continued growth in adoption of multi-channel participation at our auctions.

Industrial Live On Site Metrics

Total industrial live on site auction metrics

	For the year ended December 31,
				% Change
	2019	2018	2017	2019 over 2018	2018 over 2017
Number of auctions	194	183	245	6%	(25)%
Bidder registrations	732,550	555,000	575,500	32%	(4)%
Consignors	58,850	53,950	56,850	9%	(5)%
Buyers	153,400	135,250	139,900	13%	(3)%
Lots	422,800	377,000	382,500	12%	(1)%

In 2019, we held 11 additional industrial auctions and these additional auctions contributed to the 1% growth in our live on site auctions GTV. The 11 additional industrial auctions added were each of a smaller scale compared to our average auctions.

The total number of industrial lots increased 12% to 422,800 and the total number of lots including agricultural lots increased 10% to 448,050 lots. These increases were partially due to an increase in small value lots sold in the US and Canada.

GTV on a per lot basis generated at our industrial live on site auctions decreased 9% to $9,400 compared to $10,300 in 2018, partially due to a higher number of small value lots sold in the US and Canada, and price softening of agricultural equipment.

12 months average metrics per industrial live on site auction

	For the year ended December 31,
				% Change
(in U.S. $000's, except percentages)	2019	2018	2017	2019 over 2018	2018 over 2017
GTV	$20.5 million	$21.2 million	$15.2 million	(3)%	39%
Bidder registrations	3,776	3,033	2,348	24%	29%
Consignors	303	295	232	3%	27%
Lots	2,179	2,060	1,562	6%	32%

For the year ended December 31, 2019, we saw a decrease in average GTV per industrial auction compared to the prior year periods.

Ritchie Bros.	37

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

Our Sales Force Productivity for the year ended December 31, 2019 increased 6% to $12.3 million per Revenue Producer as compared to $11.6 million per Revenue Producer in 2018.

A&M revenue

Total A&M revenue increased 14% to $1.2 billion compared to $1.0 billion in 2018.

A&M revenue by geographical region are presented below:

	Year ended December 31,
				% Change
(in U.S. $000's, except percentages)	2019	2018	2017	2019 over 2018	2018 over 2017
United States
Service revenue	419,164	373,555	298,566	12%	25%
Inventory sales revenue	270,616	126,627	110,991	114%	14%
A&M revenue- United States	689,780	500,182	409,557	38%	22%
Canada
Service revenue	167,389	160,751	137,150	4%	17%
Inventory sales revenue	40,634	88,680	81,740	(54)%	8%
A&M revenue- Canada	208,023	249,431	218,890	(17)%	14%
International
Service revenue	92,270	91,701	88,307	1%	4%
Inventory sales revenue	203,367	205,204	154,043	(1)%	33%
A&M revenue- International	295,637	296,905	242,350	0%	23%
Total
Service revenue	678,823	626,007	524,023	8%	19%
Inventory sales revenue	514,617	420,511	346,774	22%	21%
A&M total revenue	1,193,440	1,046,518	870,797	14%	20%

United States

Service revenue increased 12% with fee growth from higher total GTV and also due to the full harmonization of buyer fees. Commissions revenue also increased in line with higher GTV on the growth performance on both our online and live auction platforms. Inventory sales revenue increased 114% primarily due to growth in our year-on-year comparative auctions, particularly driven by a higher proportion of inventory contracts at the larger Columbus, Ohio and Florida, Orlando auctions. Continued growth of the GovPlanet surplus contract which started operations in Q2 2018 also contributed to the increase in inventory sales revenue.

Canada

Service revenue increased 4% primarily due to higher fees from the full harmonization of buyer fees and higher volume of small value lots. Our buyer fees are earned on a per transaction basis, and as such, the higher volume of small value lots is also a contributing factor to the increase in fees revenue. This increase was partially offset by lower commissions earned on lower GTV from softer performance in the Western Canada region. Inventory sales revenue decreased 54% primarily due to large non-repeating dispersals of oil and gas equipment and agricultural real estate during 2018.

International

Service revenue increased 1% due to the full harmonization of buyer fees offset by lower commissions earned from lower GTV in Asia and Europe. The 1% decrease in Inventory sales revenue was driven by lower demand and tightened supply markets in the European and Asia macroeconomic environment, particularly during the second half of 2019.

Costs of services

A&M cost of services increased 14% to $99.8 million primarily due to a one-time fee paid to an unrelated third party in connection with a dispersal of the pipeline equipment at our Columbus, Ohio auction, costs incurred to support our GovPlanet surplus contracts, and overall cost increase in-line with the growth in service GTV.

Ritchie Bros.	38

Cost of inventory sold

A&M cost of inventory sold increased 28% to $480.8 million, higher than the overall increase in inventory sales volume, as a result of the trailing effect of selling through some lower performing inventory packages acquired within our International region. In addition, rates earned on our GovPlanet surplus contracts have normalized after a full year of operation. There was also discrete lower price performance on certain equipment categories which were in greater supply at our Orlando auction in Q1 2019.

SG&A expenses

A&M segment SG&A expenses decreased 2% to $358.0 million due to a favourable impact of foreign exchange fluctuations and a $4.1 million share-based payment expense recovery related to the departure of our former CEO. This was partially offset by on-going incremental costs related to GovPlanet operations and additional headcount to support our growth initiatives.

Other Services Segment

Results of Other Services segment operations are presented below for the comparative reporting periods.

	Year ended December 31,
				% Change
(in U.S. $000's, except percentages)	2019	2018	2017	2019 over 2018	2018 over 2017
Service revenue	$125,201	$123,508	$100,394	1%	23%
Ancillary and logistical service expenses	59,252	66,576	54,176	(11)%	23%
Other costs of services	5,904	5,052	3,328	17%	52%
SG&A expenses	24,373	19,127	14,397	27%	33%
Other services profit	$35,672	$32,753	$28,493	9%	15%

Other Services revenue increased 1% to $125.2 million primarily due to growth of RBFS revenue of $5.6 million, offset by lower RB Logistics service revenue due to lower inventory sales in Europe requiring logistics.

RBFS revenue increased 24% in 2019 as compared to 2018 due to growth in funded volume. Funded volume, which represents the amount of lending brokered by RBFS, increased 18% to $510.2 million.

Other Services profit increased 9% to $35.7 million primarily due to higher proportion of profit earned from RBFS. The lower revenue from RB Logistics resulted in a similar magnitude of decrease in ancillary and logistical service expenses.

Share repurchase program

On May 9, 2019, we announced a share repurchase program for the repurchase of up to $100 million worth of our common shares, approved by the Toronto Stock Exchange (“TSX”), over a period of 12 months, ending May 8, 2020.

During the year ended December 31, 2019, we executed the following share repurchases at a total cost of $42.0 million.

	Issuer purchases of equity securities
				(d) Maximum
			(c) Total number of	approximate dollar
			shares purchased as	value of shares that
	(a) Total number of shares	(b) Average price paid	part of publicly	may yet be purchased
	purchased	per share	announced program	under the program
May 23-31, 2019	387,480	$33.49	387,480	$87.0 million
June 1-21, 2019	836,194	34.71	836,194	58.0 million
	1,223,674	$34.32	1,223,674	$58.0 million

Ritchie Bros.	39

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities. We believe our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations (detailed below), as well as to fund future growth, including but not limited to, mergers and acquisitions, development of our A&M, RBFS, and Mascus operating segments, as well as other growth opportunities.

We assess our liquidity based on our ability to generate cash to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, payment of dividends, voluntary repayments of term debt, share repurchases, our net capital spending1, and significant acquisitions of businesses.

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

Cash flows

	Year ended December 31,
				% Change
				2019 over	2018 over
(in U.S. $000's, except percentages)	2019	2018	2017	2018	2017
Cash provided by (used in):
Operating activities	$332,793	$144,280	147,568	131%	(2)%
Investing activities	(36,057)	(30,953)	(710,954)	16%	(96)%
Financing activities	(187,218)	(134,107)	119,263	40%	(212)%
Effect of changes in foreign currency rates	5,171	(4,769)	17,150	208%	(128)%
Net increase in cash, cash equivalents, and restricted cash	$114,689	$(25,549)	(426,973)	549%	(94)%

Cash provided by operating activities increased $188.5 million in 2019. This increase was primarily due to a net positive impact from changes in our operating assets and liabilities, which was driven by our reduction in inventory and an increase in the size of auctions that transacted in the US at the end of 2019 compared to the end of 2018. The increase in our net income in 2019 also contributed to the increase in cash provided by operating activities.

Net cash used in investing activities increased $5.1 million in 2019. This increase was primarily due to net $10.8 million less proceeds on the sale of assets, with $6.1 million on the sale of an equity accounted for investment in Q3 2018 and $4.7 million fewer proceeds on the sale of property, plant and equipment in 2019 compared to 2018. This was partially offset by a $4.7 million acquisition of Leake Auction Company in Q1 2018, as well as $3.3 million less cash spent on property, plant and equipment additions in 2019 compared to 2018.

Net cash used in financing activities increased $53.1 million in 2019. This increase was driven primarily by our $42.0 million share repurchase in Q2 2019, a $28.6 million increase in the net repayment of short-term debt in 2019, and a $6.9 million increase in dividend payments in 2019. The increase was partially offset by $17.3 million fewer voluntary term debt repayments and a $12.6 million increase in cash raised from the issuance of share capital related to stock option exercises in 2019. The latter included the exercise of stock options by our former CEO in Q4 2019.

Dividend information

We declared and paid regular cash dividends of $0.18 per common share for the quarters ended December 31, 2018 and March 31, 2019. We declared and paid regular cash dividends of $0.20 per common share for the quarters ended June 30, 2019 and September 30, 2019. We have declared, but not yet paid, a dividend of $0.20 per common share for the quarter ended December 31, 2019. All dividends we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 55.4% in 2019 from 62.3% in 2018. This decrease was primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio (non-GAAP measure) decreased to 56.7% in 2019 from 64.3% in 2018.

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	40

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 170 bps to 9.6% in 2019 from 7.9% in 2018. This increase is primarily due to a $27.5 million, or 23%, increase in net income attributable to stockholders over the comparative period, combined with the impact of $62.7 million in voluntary debt repayments on average invested capital during 2019. Return on invested capital (“ROIC”) (non-GAAP measure) increased 180 bps to 9.4% in 2019 from 7.6% in 2018.

Credit facilities

Credit facilities at December 31, 2019 and 2018 were as follows:

	Year ended December 31,
(in U.S. $000's, except percentages)	2019	2018	% Change
Committed
Term loan facility	$155,355	$224,581	-31%
Revolving credit facilities	500,000	500,000	0%
Total credit facilities	$655,355	$724,581	-10%
Unused
Revolving credit facilities	489,937	467,801	5%
Total credit facilities unused	$489,937	$467,801	5%

At December 31, 2019, of the remaining $500.0 million in committed, revolving credit facilities, $490.0 million relates to our syndicated credit facility and $10.0 million relates to credit facilities in certain foreign jurisdictions.

On December 31, 2019, we had $489.9 million of unused committed revolving credit facilities, which consisted of:

●	$480.5 million under our Credit Agreement that expires on October 27, 2021;
●	$5.0 million under a foreign credit facility that expires on October 27, 2021; and
●	$4.4 million under a foreign demand credit facility that has no maturity date.

Borrowings under our Credit Agreement bear floating rates of interest, which, at our option, are based on either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or LIBOR (or such floating rate customarily used by the syndicate for currencies other than U.S. dollars). In either case, an applicable margin is added to the rate. The applicable margin ranges from 0.25% to 1.50% for base rate loans, and 1.25% to 2.50% for LIBOR (or the equivalent of such currency) loans, depending on our leverage ratio at the time of borrowing.

As at December 31, 2019, we also had $10.0 million in credit facilities in certain foreign jurisdictions including a $5.0 million revolving credit facility expiring on October 27, 2021 and a demand facility that has no maturity date.

Term loan facility

During 2019, we made voluntary prepayments totalling $62.7 million on the term loan denominated in U.S. dollars. Prepayments are applied against future scheduled mandatory payments. The amount available pursuant to the term loan facility was only available to finance the Acquisition and is not available for other corporate purposes upon repayment of amounts borrowed under that facility.

Senior unsecured notes

At December 31, 2019, we had senior unsecured notes (the “Notes”) outstanding that expire on January 15, 2025 for an aggregate principal amount of $500.0 million, bearing an interest rate of 5.375% per annum. The proceeds of the offering of the Notes were used to finance the Acquisition. The Notes are jointly and severally guaranteed on an unsecured basis, subject to certain exceptions, by each of our subsidiaries that is a borrower or guarantees indebtedness under the Credit Agreement.

Ritchie Bros.	41

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

We were in compliance with all financial and other covenants applicable to our credit facilities at December 31, 2019.

Contractual obligations at December 31, 2019

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(in U.S. $000's)	Total	1 year	years	years	5 years
Long-term debt obligations:
Principal	$655,356	$18,277	$137,079	$—	$500,000
Capital lease obligations	25,522	8,369	12,174	4,905	74
Operating lease obligations	167,397	16,051	25,912	19,499	105,935
Purchase obligations	6,295	6,295	—	—	—
Share unit liabilities	5,130	5,130	—	—	—
Other non-current liabilities	2,963	—	100	20	2,843
Total contractual obligations	$862,663	$54,122	$175,265	$24,424	$608,852

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Ritchie Bros.	42

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. On an ongoing basis, we evaluate these judgments and estimates, including:

●	the grant date fair value of equity-classified share units;
●	the identification of reporting units and recoverability of goodwill;
●	recoverability of long-lived assets; and
●	recoverability of deferred income tax assets.

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

Valuation of equity-classified share units

We measure the fair value of equity-classified shares units as of the grant date. We calculate the fair value of stock options on the grant date using the Black-Scholes option pricing model. We calculate the fair value of share units without market conditions on the grant date based on the Company’s share price. We determine the fair value of share units with market conditions using the Monte Carlo simulation model. The fair value of awards expected to vest is expensed over the respective remaining service period, with the corresponding increase to APIC recorded in equity. Estimating fair value for share-based payment transactions requires determination of the most appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate may require determination of the most appropriate inputs to the valuation model, including the expected life of the share units or stock options, volatility and dividend yield, as well as making assumptions about them.

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

Ritchie Bros.	43

A&M reporting unit goodwill

For the year ended December 31, 2019, we performed a qualitative assessment of the A&M reporting unit and we concluded there were no indicators of impairment that existed.

Mascus reporting unit goodwill

Goodwill arising from the acquisition of Mascus forms part of the reporting unit on December 31, 2019, and we performed the US GAAP goodwill impairment test. Using the cash flow methodology of the earnings approach, the fair value of the Mascus reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate. In determining our future cash flows, we estimated an annual revenue growth rate ranging between 6% to 8% and an operating margin ranging between 36% to 44% from 2020 to 2024. We estimated a discount rate of 12% reflecting the risk premium on this reporting unit, and a terminal growth rate of 3.5% for the period beyond five years. As the fair value of the Mascus reporting unit was greater than its carrying amount, management concluded that Mascus goodwill was not impaired at December 31, 2019.

Recoverability of indefinite-lived intangible assets

We perform impairment tests on indefinite-lived intangible assets, which includes trade names and trademarks, on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. Indefinite-lived intangible asset impairment testing involves determination of the unit of accounting, which we determined to be at the same level as our operating segments for A&M and Mascus. For the year ended December 31, 2019, we determined that there were no indicators of impairment for the indefinite-lived intangible assets under our A&M and Mascus reporting units.

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

Ritchie Bros.	44

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

The following table reconciles revenues as previously reported to total revenues under Topic 606:

	Prior to January 1, 2018	New Revenue Standard Adjustments		On and after January 1, 2018
	Revenues as previously		Ancillary and logistical	Total revenues under the
(in U.S. $000's)	reported (a)	Cost of inventory sold[1] (b)	service expenses[2] (c)	new standard (a)+(b)+(c)=(d)
Quarter ended:
December 31, 2017	$178,785	$98,895	$14,070	$291,750
September 30, 2017	141,047	72,476	13,878	227,401
June 30, 2017	166,186	71,726	14,701	252,613
March 31, 2017	124,499	63,401	11,527	199,427
Full year 2017	$610,517	$306,498	$54,176	$971,191

The following table reconciles cost of services as previously reported to cost of services under Topic 606:

	Prior to January 1, 2018	New Revenue Standard Adjustments	On and after January 1, 2018
		Ancillary and logistical service	Costs of services under the
(in U.S. $000's)	Costs of services (a)	expenses[2] (b)	new standard (a) + (b) = (c)
Quarter ended:
December 31, 2017	$25,026	$14,070	$39,096
September 30, 2017	19,583	13,878	33,461
June 30, 2017	21,591	14,701	36,292
March 31, 2017	12,813	11,527	24,340
Full year 2017	$79,013	$54,176	$133,189
(1)	These amounts were historically disclosed under the Consolidated Financial Statement note entitled "Revenue" and are now presented on the face of our consolidated income statements effective January 1, 2018. Second and third quarter of 2017 amounts were restated in the fourth quarter of 2017 to conform with current presentation of certain government contracts.
(2)	Effective January 1, 2018, ancillary and logistical service expenses are now reported within costs of services under the Consolidated Financial Statement note entitled "Operating Expenses".

For further details on Topic 606, refer to the Annual Report on Form 10-K for the years ended December 31, 2017, and December 31, 2018 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2018, June 30, 2018, and September 30, 2018.

Topic 842 Adoption

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

Ritchie Bros.	45

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

Adjusted Operating Income* Reconciliation

Adjusting operating income* eliminates the financial impact of adjusting items which are significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, and certain other items, which we refer to as ‘adjusting items’. We believe that comparing adjusted operating income* for different financial periods provides useful information about the growth or decline of our operating income for the relevant financial period.

The following table reconciles adjusted operating income to operating income, which is the most directly comparable GAAP measure in our consolidated income statements.

	Year ended December 31,
				% Change
				2019 over	2018 over
(in U.S. $000's, except percentages)	2019	2018	2017	2018	2017
Operating income	$223,202	$185,189	$107,454	21%	72%
Pre-tax adjusting items:
Share-based payment recovery	(4,078)	—	—	-100%	0%
Accelerated vesting of assumed options	—	—	4,752	0%	-100%
Acquisition and finance structure advisory	—	—	9,063	0%	-100%
Severance and retention	—	1,501	3,613	-100%	-58%
Impairment loss	—	—	8,911	0%	-100%
Adjusted operating income*	$219,124	$186,690	$133,793	17%	40%
(1)	Please refer to page 52 for a summary of adjusting items during the years ended December 31, 2019, 2018, and 2017.
(2)	Adjusted operating income* represents operating income excluding the effects of adjusting items.

Ritchie Bros.	46

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

	Year ended December 31,
				% Change
(in U.S. $000's, except share and				2019 over	2018 over
per share data, and percentages)	2019	2018	2017	2018	2017
Net income attributable to stockholders	$149,039	$121,479	$75,027	23%	62%
Pre-tax adjusting items:
Share-based payment recovery	(4,078)	—	—	-100%	0%
Accelerated vesting of assumed options	—	—	4,752	0%	-100%
Acquisition and finance structure advisory	—	—	9,063	0%	-100%
Severance and retention	—	1,501	3,613	-100%	-58%
Gain on sale of equity accounted for investment	—	(4,935)	—	100%	-100%
Impairment loss	—	—	8,911	0%	-100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	—	—	(2,447)	0%	100%
Severance and retention	—	(376)	(748)	100%	-50%
Deferred income tax effect of adjusting items:
Share-based payment recovery	688	—	—	100%	0%
Impairment loss	—	—	(2,361)	0%	100%
Severance and retention	—	—	(368)	0%	100%
Current income tax adjusting item:
Change in uncertain tax provision	—	—	2,290	0%	-100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	—	—	(10,070)	0%	100%
Adjusted net income attributable to stockholders*	$145,649	$117,669	$87,662	24%	34%
Weighted average number of dilutive shares outstanding	109,759,123	109,388,236	108,113,151	0%	1%

Diluted earnings per share attributable to stockholders	$1.36	$1.11	$0.69	23%	61%
Diluted adjusted EPS attributable to stockholders*	$1.33	$1.08	$0.81	23%	33%
(1)	Please refer to page 52 for a summary of adjusting items during the years ended December 31, 2019, 2018, and 2017.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Ritchie Bros.	47

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

The following table reconciles OFCF* to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	Year ended December 31,
				% Change
				2019 over	2018 over
(in U.S. $ millions, except percentages)	2019	2018	2017	2018	2017
Cash provided by operating activities	$332.8	$144.3	$147.6	131%	-2%
Property, plant and equipment additions	13.6	16.9	10.8	-20%	56%
Intangible asset additions	27.4	26.1	28.6	5%	-9%
Proceeds on disposition of property plant and equipment	(5.9)	(10.6)	(5.0)	-44%	112%
Net capital spending	$35.1	$32.4	$34.4	8%	-6%
OFCF*	$297.7	$111.9	$113.2	166%	-1%
(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

Adjusted EBITDA*

We believe adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated income statements:

	Year ended December 31,
				% Change
				2019 over	2018 over
(in U.S. $000's, except percentages)	2019	2018	2017	2018	2017

Net income	$149,140	$121,506	$75,306	23%	61%
Add: depreciation and amortization expenses	70,501	66,614	52,694	6%	26%
Add: interest expense	41,277	44,527	38,291	-7%	16%
Less: interest income	(3,802)	(2,888)	(3,194)	32%	-10%
Add: income tax expense	41,623	31,006	2,088	34%	1,385%
Pre-tax adjusting items:
Share-based payment recovery	(4,078)	—	—	-100%	0%
Accelerated vesting of assumed options	—	—	4,752	0%	-100%
Acquisition and finance structure advisory	—	—	9,063	0%	-100%
Severance and retention	—	1,501	3,613	-100%	-58%
Gain on sale of equity accounted for investment	—	(4,935)	—	100%	-100%
Impairment loss	—	—	8,911	0%	-100%
Adjusted EBITDA*	$294,661	$257,331	$191,524	15%	34%
(1)	Please refer to page 52 for a summary of adjusting items during the years ended December 31, 2019, 2018, and 2017.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.

Ritchie Bros.	48

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

The following table reconciles adjusted net debt* to debt, adjusted EBITDA* to net income, and adjusted net debt*/adjusted EBITDA* to debt/ net income, respectively, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	Year ended December 31,
							% Change
(in U.S. $millions, except percentages)	2019		2018		2017		2019 over 2018	2018 over 2017
Short-term debt	$4.7		$19.9		$7.0		-76%	184%
Long-term debt	645.5		711.3		812.9		-9%	-12%
Debt	650.2		731.2		819.9		-11%	-11%
Less: cash and cash equivalents	(359.7)		(237.7)		(267.9)		51%	-11%
Adjusted net debt*	290.5		493.5		552.0		-41%	-11%
Net income	$149.1		$121.5		$75.3		23%	61%
Add: depreciation and amortization expenses	70.5		66.6		52.7		6%	26%
Add: interest expense	41.3		44.5		38.3		-7%	16%
Less: interest income	(3.8)		(2.9)		(3.2)		31%	-9%
Add: income tax expense	41.6		31.0		2.1		34%	1,376%
Pre-tax adjusting items:
Share-based payment recovery	(4.1)		—		—		-100%	0%
Accelerated vesting of assumed options	—		—		4.8		0%	-100%
Acquisition and finance structure advisory	—		—		9.1		0%	-100%
Severance and retention	—		1.5		3.6		-100%	-58%
Gain on sale of equity accounted for investment	—		(4.9)		—		100%	-100%
Impairment loss	—		—		8.9		0%	-100%
Adjusted EBITDA*	$294.6		$257.3		$191.6		14%	34%
Debt/net income	4.4	x	6	x	10.9	x	-43%	-45%
Adjusted net debt*/adjusted EBITDA*	1	x	1.9	x	2.9	x	-47%	-34%
(1)	Please refer to page 52 for a summary of adjusting items during the years ended December 31, 2019, 2018, and 2017.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt*/adjusted EBITDA* is calculated by dividing adjusted net debt* by adjusted EBITDA*.

Ritchie Bros.	49

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

The following table reconciles adjusted net income attributable to stockholders* and adjusted dividend payout ratio* to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				% Change
				2019 over	2018 over
(in U.S. $millions, except percentages)	2019	2018	2017	2018	2017
Dividends paid to stockholders	$82.5	$75.7	$72.8	9%	4%
Net income attributable to stockholders	$149.0	$121.5	$75.0	23%	62%
Pre-tax adjusting items:
Share-based payment recovery	(4.1)	—	—	-100%	0%
Accelerated vesting of assumed options	—	—	4.8	0%	-100%
Acquisition and finance structure advisory	—	—	9.1	0%	-100%
Severance and retention	—	1.5	3.6	-100%	-58%
Impairment loss	—	—	8.9	0%	-100%
Gain on sale of equity accounted for investment	—	(4.9)	—	100%	-100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	—	—	(2.4)	0%	100%
Severance and retention	—	(0.4)	(0.7)	100%	-43%
Deferred income tax effect of adjusting items:
Share-based payment recovery	0.7	—	—	100%	0%
Severance and retention	—	—	(0.4)	0%	100%
Impairment loss	—	—	(2.4)	0%	100%
Current income tax adjusting item:
Change in uncertain tax provision	—	—	2.3	0%	-100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	—	—	(10.1)	0%	100%
Adjusted net income attributable to stockholders*	$145.6	$117.7	$87.7	24%	34%
Dividend payout ratio	55.4%	62.3%	97.1%	-690 bps	-3480 bps
Adjusted dividend payout ratio*	56.7%	64.3%	83.0%	-760 bps	-1870 bps
(1)	Please refer to page 52 for a summary of adjusting items for the years ended December 31, 2019, 2018, and 2017.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Adjusted dividend payout ratio* is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders*.

Ritchie Bros.	50

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

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				% Change
				2019 over	2018 over
(in U.S. $millions, except percentages)	2019	2018	2017	2018	2017
Net income attributable to stockholders	$149.0	$121.5	$75.0	23%	62%
Pre-tax adjusting items:
Share-based payment recovery	(4.1)	—	—	-100%	0%
Accelerated vesting of assumed options	—	—	4.8	0%	-100%
Acquisition and finance structure advisory	—	—	9.1	0%	-100%
Severance and retention	—	1.5	3.6	-100%	-58%
Impairment loss	—	—	8.9	0%	-100%
Gain on sale of equity accounted for investment	—	(4.9)	—	100%	-100%
Current income tax effect of adjusting items:
Acquisition and finance structure advisory	—	—	(2.4)	0%	100%
Severance and retention	—	(0.4)	(0.7)	100%	-43%
Deferred income tax effect of adjusting items:
Share-based payment recovery	0.7	—	—	100%	0%
Severance and retention	—	—	(0.4)	0%	100%
Impairment loss	—	—	(2.4)	0%	100%
Current income tax adjusting item:
Change in uncertain tax provision	—	—	2.3	0%	-100%
Deferred tax adjusting item:
Remeasurement of deferred taxes	—	—	(10.1)	0%	100%
Adjusted net income attributable to stockholders*	$145.6	$117.7	$87.7	24%	34%
Opening long-term debt	$711.3	$812.9	$595.7	-12%	36%
Ending long-term debt	645.5	711.3	812.9	-9%	-12%
Average long-term debt	678.4	762.1	704.3	-11%	8%
Opening stockholders' equity	$830.6	$739.7	$687.1	12%	8%
Ending stockholders' equity	901.8	830.6	739.7	9%	12%
Average stockholders' equity	866.2	785.2	713.4	10%	10%
Average invested capital	$1,544.7	$1,547.3	$1,417.7	0%	9%

Return on average invested capital	9.6%	7.9%	5.3%	170 bps	260 bps
ROIC*	9.4%	7.6%	6.2%	180 bps	140 bps
(1)	Please refer to page 52 for a summary of adjusting items for the years ended December 31, 2019, 2018, and 2017.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as adjusted net income attributable to stockholders* divided by average invested capital.
(4)	The adoption of Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	51

Adjusting items for the year ended December 31, 2019:

Recognized in the fourth quarter of 2019

●	$4.1 million ($3.4 million after tax, or $0.03 per diluted share) in share-based payment expense recovery related to the departure of our former CEO.

Recognized in the third quarter of 2019

●	There were no adjustment items recognized in the third quarter of 2019.

Recognized in the second quarter of 2019

●	There were no adjustment items recognized in the second quarter of 2019.

Recognized in the first quarter of 2019

●	There were no adjustment items recognized in the first quarter of 2019.

Adjusting items for the year ended December 31, 2018:

Recognized in the fourth quarter of 2018

●	There were no adjustment items recognized in the fourth quarter of 2018.

Recognized in the third quarter of 2018

●	$1.5 million ($1.1 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the IronPlanet acquisition;
●	$4.9 million ($4.9 million after tax, or $0.04 per diluted share) due to gain on sale of an equity accounted for investment.

Recognized in the second quarter of 2018

●	There were no adjustment items recognized in the second quarter of 2018.

Recognized in the first quarter of 2018

●	There were no adjustment items recognized in the first quarter of 2018.

Adjusting items for the year ended December 31, 2017:

Recognized in the fourth quarter of 2017

●	$2.2 million ($1.6 million after tax, or $0.02 per diluted share) of severance and retention costs in a corporate reorganization that followed the IronPlanet acquisition;
●	$10.1 million (or $0.10 per diluted share) benefit on remeasurement of deferred taxes due to the Tax Cuts and Jobs Act.

Recognized in the third quarter of 2017

●	There were no adjustment items recognized in the second quarter of 2017.

Recognized in the second quarter of 2017

●	$8.9 million ($6.6 million after tax, or $0.06 per diluted share) impairment loss recognized on various technology assets.
●	$4.8 million ($4.8 million after tax, or $0.04 per diluted share) of stock option compensation expense related to the accelerated vesting of certain IronPlanet stock options assumed as part of the Acquisition;
●	$9.1 million ($6.6 million after tax, or $0.06 per diluted share) of acquisition and finance structure advisory costs;
●	$1.4 million ($0.9 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the Acquisition;

Recognized in the first quarter of 2017

●	$2.3 million ($2.3 million after tax, or $0.02 per diluted share) charge related to the change in uncertain tax provisions.

Ritchie Bros.	52

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We conduct operations in local currencies in countries around the world, but we use the U.S. dollar as our presentation currency. As a result, we are exposed to currency fluctuations and exchange rate risk. We cannot accurately predict the future effects of foreign currency fluctuations on our financial condition or results of operations, or quantify their effects on the macroeconomic environment. The proportion of revenues denominated in currencies other than the U.S. dollar in a given period will differ from the annual proportion for the year ended December 31, 2019, which was 42%, depending on the size and location of auctions held during the period. On an annual basis, we expect fluctuations in revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar.

During 2019, we recorded a net decrease in our foreign currency translation adjustment balance of $2.9 million, compared to a net decrease of $13.8 million in 2018 and a net increase of $24.6 million in 2017. Our foreign currency translation adjustment arises from the translation of our net assets denominated in currencies other than the U.S. dollar to the U.S. dollar for reporting purposes. Based on our exposures to foreign currency transactions as at December 31, 2019, and assuming all other variables remain constant, a 10% appreciation or depreciation of the Canadian dollar and Euro against the U.S. dollar would result in an increase/decrease of approximately $28.4 million in our consolidated comprehensive income, of which $26.8 million relates to our foreign currency translation adjustment and $1.6 million to our net income.

Interest Rate Risk

Loans under our syndicated and foreign credit facilities, bear interest, at our option, at a rate equal to either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or LIBOR (or such floating rate customarily used by the syndicate for currencies other than U.S. dollars). In either case, an applicable margin is added to the rate. As at December 31, 2019, we had a total of $159.3 million in loans (short-term facilities drawn and term loans) bearing floating rates of interest, as compared to $242.1 million at December 31, 2018. Based on the amount owing as at December 31, 2019, and assuming all other variables remain constant, a change in the interest rate by 100 bps would result in an increase/decrease of approximately $1.6 million in the pre-tax interest we accrue per annum.

Our exposure to interest rate risk decreased at December 31, 2019 compared to December 31, 2018, primarily due to the repayment of $76.3 million of term loans during 2019. The Notes of US $500.0 million, which represent 76% of our long-term debt, bear interest at a fixed rate of 5.375% per annum. The proportion of fixed-to-floating interest rates is expected to increase as we make the required principal repayments on our term loans and execute on our debt management strategies. We continue to monitor our exposure to interest rate risk, and while we have not adopted a long-term hedging strategy to protect against interest rate fluctuations associated with our variable rate debt, we may consider hedging specific borrowings if we deem it appropriate in the future.

Inflation

Although we cannot accurately anticipate the future effect of inflation on our financial condition or results of operations, inflation historically has not had a material impact on our operations.

Ritchie Bros.	53

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ritchie Bros. Auctioneers Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ritchie Bros. Auctioneers Incorporated (the “Company“) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2(y) to the consolidated financial statements, the Company changed its method for accounting for leases in 2019.

Report on Internal Control over Financial Reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Ritchie Bros.	54

Valuation and existence of surplus government inventory

Description of the Matter

At December 31, 2019 the Company’s inventory balance is $65 million. As explained in Note 2(m) to the consolidated financial statements, inventory is valued at the lower of cost and net realizable value. Charges for inventory shrinkage, as well as for inventory written down to expected market price, are included in costs of goods sold in the period in which they have been determined to occur. The Company’s inventory balance includes non-rolling stock inventory the Company has purchased for resale as part of its commitment to purchase certain surplus government property under the non-rolling stock surplus contract described in Note 26 to the consolidated financial statements.

Auditing the valuation and existence of the government surplus inventory involved significant auditor judgement, as the large volume of units of surplus government property acquired under the non-rolling stock program requires the Company to make an estimate of inventory shrinkage that is based on newly implemented processes for determining on-hand inventory quantities for this type of inventory. Auditing inventory quantities involved especially challenging auditor judgement due to the nature and extent of audit effort required to address the unpredictability in the timing of receipt of inventory under the related contract as well as the uniqueness of the inventory. Further, the Company’s estimate of net realizable value can fluctuate based on factors such as future demand and supply and forecasted profit margin, which are subject to estimation uncertainty due to the Company having limited history of purchasing and selling government surplus inventory.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's process to determine the valuation and existence of the government surplus inventory. This included controls over the Company’s review of the significant assumptions and data underlying the estimates for inventory shrinkage and net realizable value as well as the Company’s inventory counts and reconciliation controls to verify existence of inventory.

We performed substantive audit procedures to address existence of inventory and inventory shrinkage that included, among others, observing and evaluating management’s inventory count procedures and performing inventory test counts and tracing our test count results to the Company’s inventory compilation and testing a sample of the shipping and receiving activity from the inventory count date to December 31, 2019.

We also performed substantive audit procedures to address the estimate of net realizable value that included, among others, evaluating management’s analysis including the retrospective review of historical gross margins, testing the accuracy and completeness of the underlying data used in this analysis, and testing subsequent sales of inventory items on-hand at year end to evaluate the completeness of the estimate.

Valuation of Goodwill related to the Mascus reporting unit

Description of the Matter

At December 31, 2019, the Company’s goodwill related to Mascus was $20 million. As discussed in Note 2(r) to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is further described in note 4 to the consolidated financial statements.

Auditing management’s annual goodwill impairment test related to the Mascus reporting unit involved subjective auditor judgment due to the significant estimation uncertainly in determining the fair value of the reporting unit. The fair value estimate was made using a discounted cash flow model. Significant judgment was required in assessing the assumptions used, in particular projected revenue growth rates, the terminal growth rate and projected earnings before interest, taxes, depreciation and amortization (EBITDA) margins and the discount rate.

Ritchie Bros.	55

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review, including controls over management’s review of the significant assumptions described above.

Our substantive procedures to test the Company’s estimated fair value of the Mascus reporting unit, included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We assessed the projected revenue growth rates, terminal growth rates and EBITDA margins used by management by comparing them to current economic and industry trends. We assessed the historical accuracy of the Company’s projections for revenue growth rates and EBITDA margins by comparing them to actual operating results. We performed sensitivity analysis of significant assumptions discussed above to evaluate the potential changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved our valuation specialists to assist in the review of the valuation methodology as well as the appropriateness of the discount rates used.

/s/Ernst & Young LLP

Chartered Professional Accountants

We have served as the Company‘s auditor since 2013.

Vancouver, Canada

February 27, 2020

Ritchie Bros.	56

Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

Year ended December 31,	2019	2018	2017
Revenue:
Service revenue	$804,024	$749,515	$624,417
Inventory sales revenue	514,617	420,511	346,774
Total revenue	1,318,641	1,170,026	971,191

Operating expenses:
Costs of services	164,977	159,058	133,189
Cost of inventory sold	480,839	374,339	306,498
Selling, general and administrative expenses	382,389	382,676	323,270
Acquisition-related costs	777	5,093	38,272
Depreciation and amortization expenses	70,501	66,614	52,694
Gain on disposition of property, plant and equipment	(1,107)	(2,731)	(1,656)
Impairment loss	—	—	8,911
Foreign exchange (gain) loss	(2,937)	(212)	2,559
Total operating expenses	1,095,439	984,837	863,737
Operating income	223,202	185,189	107,454

Interest expense	(41,277)	(44,527)	(38,291)
Other income, net	8,838	11,850	8,231
Income before income taxes	190,763	152,512	77,394

Income tax expense (recovery):
Current income tax	32,797	24,767	19,356
Deferred income tax	8,826	6,239	(17,268)
	41,623	31,006	2,088

Net income	$149,140	$121,506	$75,306

Net income attributable to:
Stockholders	$149,039	$121,479	$75,027
Non-controlling interests	101	27	279
Net income	$149,140	$121,506	$75,306

Earnings per share attributable to stockholders:
Basic	$1.37	$1.12	$0.70
Diluted	$1.36	$1.11	$0.69

Weighted average number of shares outstanding:
Basic	108,519,739	108,063,349	107,044,348
Diluted	109,759,123	109,388,236	108,113,151

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	57

Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

Year ended December 31,	2019	2018	2017

Net income	$149,140	$121,506	$75,306
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(2,836)	(13,792)	24,670

Total comprehensive income	$146,304	$107,714	$99,976

Total comprehensive income attributable to:
Stockholders	$146,217	$107,716	$99,639
Non-controlling interests	87	(2)	337
	$146,304	$107,714	$99,976

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	58

Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

As at December 31,	2019	2018
Assets

Cash and cash equivalents	$359,671	$237,744
Restricted cash	60,585	67,823
Trade and other receivables	137,402	129,257
Inventory	64,956	113,294
Other current assets	50,160	49,055
Income taxes receivable	6,810	6,365
Total current assets	679,584	603,538

Property, plant and equipment	484,482	486,599
Other non-current assets	145,679	29,395
Intangible assets	233,380	245,622
Goodwill	672,310	671,594
Deferred tax assets	13,995	15,648
Total assets	$2,229,430	$2,052,396

Liabilities and Equity

Auction proceeds payable	$276,188	$203,503
Trade and other payables	194,279	201,255
Income taxes payable	7,809	2,312
Short-term debt	4,705	19,896
Current portion of long-term debt	18,277	13,126
Total current liabilities	501,258	440,092

Long-term debt	627,204	698,172
Other non-current liabilities	151,238	41,980
Deferred tax liabilities	42,743	35,519
Total liabilities	1,322,443	1,215,763

Commitments
Contingencies
Contingently redeemable performance share units	—	923
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 109,337,781 (December 31, 2018: 108,682,030)	194,771	181,780
Additional paid-in capital	52,110	56,885
Retained earnings	714,051	648,255
Accumulated other comprehensive loss	(59,099)	(56,277)
Stockholders' equity	901,833	830,643
Non-controlling interest	5,154	5,067
Total stockholders' equity	906,987	835,710
Total liabilities and equity	$2,229,430	$2,052,396

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	59

Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")
Balance, December 31, 2016	106,822,001	$125,474	$27,638	$601,071	$(67,126)	$4,773	$691,830	$3,950
Net income	—	—	—	75,027	—	279	75,306	—
Other comprehensive income	—	—	—	—	24,612	58	24,670	—
	—	—	—	75,027	24,612	337	99,976	—
Change in value of contingently redeemable NCI	—	—	—	—	—	—	—	—
Stock option exercises	444,571	13,017	(3,081)	—	—	—	9,936	—
Stock option compensation expense	—	—	13,700	—	—	—	13,700	—
Assumption of stock options on acquisition of IronPlanet	—	—	2,330	—	—	—	2,330	—
Settlement of equity-classified PSUs	3,211	91					91	(172)
Modification of PSUs	—	—	—	(382)	—	—	(382)	1,803
Equity-classified share units expense	—	—	340	—	—	—	340	3,189
Equity-classified share units dividend equivalents	—	—	78	(227)	—	—	(149)	149
Change in value of contingently redeemable equity-classified PSUs	—	—	—	(95)	—	—	(95)	95
Cash dividends paid	—	—	—	(72,785)	—	(41)	(72,826)	—
Balance, December 31, 2017	107,269,783	$138,582	$41,005	$602,609	$(42,514)	$5,069	$744,751	$9,014
Net income	—	—	—	121,479	—	27	121,506	—
Other comprehensive income	—	—	—	—	(13,763)	(29)	(13,792)	—
	—	—	—	121,479	(13,763)	(2)	107,714	—
Stock option exercises	1,235,154	37,308	(8,784)	—	—	—	28,524	—
Issuance of common stock related to vesting of share units	177,093	5,890	(1,662)	(326)	—	—	3,902	(7,803)
Stock option compensation expense	—	—	8,252	—	—	—	8,252	—
Modification of PSUs	—	—	12,365	958	—	—	13,323	(6,622)
Equity-classified share units expense	—	—	5,384	—	—	—	5,384	5,872
Equity-classified share units dividend equivalents	—	—	325	(678)	—	—	(353)	353
Change in fair value of contingently redeemable PSUs	—	—	—	(109)	—	—	(109)	109
Cash dividends paid	—	—	—	(75,678)	—	—	(75,678)	—
Balance, December 31, 2018	108,682,030	$181,780	$56,885	$648,255	$(56,277)	$5,067	$835,710	$923
Net income	—	—	—	149,039	—	101	149,140	—
Other comprehensive loss	—	—	—	—	(2,822)	(14)	(2,836)	—
	—	—	—	149,039	(2,822)	87	146,304	—
Stock option exercises	1,672,022	49,117	(8,023)	—	—	—	41,094	—
Issuance of common stock related to vesting of share units	207,403	5,886	(10,064)	1	—	—	(4,177)	(1,083)
Stock option compensation expense	—	—	4,697	—	—	—	4,697	—
Equity-classified share units expense	—	—	7,933	—	—	—	7,933	114
Equity-classified share units dividend equivalents	—	—	682	(709)	—	—	(27)	46
Cash dividends paid	—	—	—	(82,535)	—	—	(82,535)	—
Shares repurchased	(1,223,674)	(42,012)	—	—	—	—	(42,012)	—

Balance, December 31, 2019	109,337,781	$194,771	$52,110	$714,051	$(59,099)	$5,154	$906,987	$—

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	60

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

Year ended December 31,	2019	2018	2017
Cash provided by (used in):
Operating activities:
Net income	$149,140	$121,506	$75,306
Adjustments for items not affecting cash:
Depreciation and amortization expenses	70,501	66,614	52,694
Impairment loss	—	—	8,911
Stock option compensation expense	4,697	8,252	13,700
Equity-classified share units expense	8,047	11,256	3,529
Deferred income tax expense (recovery)	8,826	6,239	(17,268)
Unrealized foreign exchange (gain) loss	(3,058)	951	254
Gain on disposition of property, plant and equipment	(1,107)	(2,731)	(1,656)
Amortization of debt issuance costs	4,086	4,995	3,056
Gain on disposition of equity investment	—	(4,935)	—
Amortization of right-of-use assets	12,280	—	—
Other, net	2,779	(2,317)	(1,237)
Net changes in operating assets and liabilities	76,602	(65,550)	10,279
Net cash provided by operating activities	332,793	144,280	147,568
Investing activities:
Acquisition of IronPlanet, net of cash acquired	—	—	(675,851)
Property, plant and equipment additions	(13,589)	(16,860)	(10,812)
Intangible asset additions	(27,415)	(26,152)	(28,584)
Proceeds on disposition of property, plant and equipment	5,929	10,586	4,985
Proceeds on disposal of equity investment	—	6,147	—
Other, net	(982)	(4,674)	(692)
Net cash used in investing activities	(36,057)	(30,953)	(710,954)
Financing activities:
Share repurchase	(42,012)	—	—
Dividends paid to stockholders	(82,535)	(75,678)	(72,785)
Dividends paid to NCI	—	—	(41)
Issuances of share capital	41,094	28,524	9,936
Payment of withholding taxes on issuance of shares	(5,260)	(3,901)	—
Proceeds from short-term debt	13,169	19,715	6,971
Repayment of short-term debt	(28,684)	(6,628)	(24,479)
Proceeds from long-term debt	—	—	325,000
Repayment of long-term debt	(76,282)	(91,013)	(108,985)
Debt issue costs	—	—	(12,624)
Repayment of finance lease obligations	(6,708)	(3,950)	(2,322)
Other, net	—	(1,176)	(1,408)
Net cash provided by (used in) financing activities	(187,218)	(134,107)	119,263
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	5,171	(4,769)	17,150
Increase (decrease)	114,689	(25,549)	(426,973)
Beginning of period	305,567	331,116	758,089
Cash, cash equivalents, and restricted cash, end of period	$420,256	$305,567	$331,116

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	61

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

Investments in entities that the Company has the ability to exercise significant influence over, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, investments are stated at initial costs and are adjusted for subsequent additional investments and the Company's share of earnings or losses and distributions.

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

Ritchie Bros.	62

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

The Company accepts equipment and other assets on consignment stimulating buyer interest through professional marketing techniques and matches sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering an item for sale on its online marketplaces, the Company also performs inspections.

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

Ritchie Bros.	63

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

(d)   Costs of services

Costs of services are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenue, and earning other fee revenue. Direct expenses include direct labour, buildings and facilities charges, travel, advertising and promotion costs and fees paid to unrelated third parties who introduce the Company to equipment sellers who sell property at the Company's auctions and marketplaces.

Ritchie Bros.	64

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

Ritchie Bros.	65

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.     Significant accounting policies (continued)

(f)    Share-based payments (continued)

Equity-classified share-based payments (continued)

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

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 24. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

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

(g)   Leases

The Company determines if an arrangement is a lease at inception. The Company may have lease agreements with lease and non-lease components, which are generally accounted for separately. Additionally, for certain vehicle and equipment leases, management applies a portfolio approach to account for the right-of-use ("ROU") assets and liabilities for assets leased with similar lease terms.

Operating leases

Operating leases are included in other non-current assets, trade and other payables, and other non-current liabilities in our consolidated balance sheets if the initial lease term is greater than 12 months. For leases with an initial term of 12 months or less the Company recognizes those lease payments on a straight-line basis over the lease term.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. The Company includes lease payments for renewal or termination options in its determination of lease term, ROU asset, and lease liability when it is reasonably certain that the Company will exercise these options. Lease expense for lease payments is recognized on a straight-line basis over the lease term and are included in costs of services and selling, general and administrative ("SG&A") expenses.

Ritchie Bros.	66

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.     Significant accounting policies (continued)

(g)   Leases (continued)

Finance leases

Finance lease ROU assets are included in property, plant and equipment, trade and other payables, and other non-current liabilities in our consolidated balance sheets.

Finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. The Company includes lease payments for renewal, purchase options, or termination options in its determination of lease term, ROU asset, and lease liability when it is reasonably certain that the Company will exercise these options. Finance lease ROU assets are generally amortized over the lease term and are included in depreciation expense. The interest on the finance lease liabilities is included in interest expense.

(h)   Fair value measurement

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

(i)   Foreign currency translation

The parent entity’s presentation and functional currency is the United States dollar. The functional currency for each of the parent entity’s subsidiaries is the currency of the primary economic environment in which the entity operates, which is usually the currency of the country of residency.

Accordingly, the financial statements of the Company’s subsidiaries that are not denominated in United States dollars have been translated into United States dollars using the exchange rate at the end of each reporting period for asset and liability amounts and the monthly average exchange rate for amounts included in the determination of earnings. Any gains or losses from the translation of asset and liability amounts are included in foreign currency translation adjustment in accumulated other comprehensive income.

In preparing the financial statements of the individual subsidiaries, transactions in currencies other than the entity’s functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are retranslated at the rates prevailing at that date. Foreign currency differences arising on retranslation of monetary items are recognized in earnings.

Ritchie Bros.	67

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.     Significant accounting policies (continued)

(j)    Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand, deposits with financial institutions, and other short-term, highly liquid investments with original maturity of three months or less when acquired, that are readily convertible to known amounts of cash.

(k)    Restricted cash

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

(l)   Trade and other receivables

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

(m)    Inventories

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

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.     Significant accounting policies (continued)

(n)   Property, plant and equipment (continued)

All repairs and maintenance costs are charged to earnings during the financial period in which they are incurred. Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of the item and are recognized net within operating income on the income statement.

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

Legal obligations to retire and to restore property, plant and equipment and assets under operating leases are recorded at management’s best estimate in the period in which they are incurred, if a reasonable estimate can be made, with a corresponding increase in asset carrying value. The liability is accreted to face value over the remaining estimated useful life of the asset. The Company does not have any significant asset retirement obligations.

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

(p)   Intangible assets (continued)

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

Current tax

The current tax expense is based on taxable profit for the period and includes any adjustments to tax payable in respect of previous years. Taxable profit differs from income before income taxes as reported in the consolidated income statement because it excludes (i) items of income or expense that are taxable or deductible in other years and (ii) items that are never taxable or deductible. The Company’s liability for current tax is calculated using tax rates that have been enacted by the balance sheet date.

Deferred tax

Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are based on temporary differences, which are differences between the accounting basis and the tax basis of the assets and liabilities, and non-capital loss, capital loss, and tax credits carryforwards are measured using the enacted tax rates and laws expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credits carryforwards, are recognized to the extent that realization of such benefits is considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that enactment occurs. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is provided.

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

(u)   Contingently redeemable non-controlling interest

Contingently redeemable equity instruments are initially recorded at their fair value on the date of issue within temporary equity on the balance sheet. When the equity instruments become redeemable or redemption is probable, the Company recognizes changes in the estimated redemption value immediately as they occur and adjusts the carrying amount of the redeemable equity instrument to equal the estimated redemption value at the end of each reporting period. Changes to the carrying value are charged or credited to retained earnings attributable to stockholders on the balance sheet.

Redemption value determinations require high levels of judgment (“Level 3” on the fair value hierarchy) and are based on various valuation techniques, including market comparable and discounted cash flow projections.

Ritchie Bros.	71

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.     Significant accounting policies (continued)

(v)   Earnings per share

Basic earnings per share has been calculated by dividing net income attributable to stockholders by the weighted average number of common shares outstanding. Diluted earnings per share has been determined after giving effect to outstanding dilutive stock options and share units calculated by adjusting the net income attributable to stockholders and the weighted average number of shares outstanding for all dilutive shares.

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

(z)   Recent accounting standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking “methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.” To clarify or address stakeholders’ specific issues about certain aspects of ASU 2016-13, the FASB issued ASU 2019-04, Codification Improvement to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.

The Company will adopt the new standard prescribed by ASU 2016-13 and ASU 2019-04 effective January 1, 2020. The Company is currently updating processes and controls in preparation of the adoption. We do not expect the adoption of the new standard to have a material effect on our consolidated financial results.

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

4.     Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, Asset Appraisal Services, and Ritchie Bros. Logistical Services.

	Year ended December 31, 2019
	A&M	Other	Consolidated
Service revenue	$678,823	$125,201	$804,024
Inventory sales revenue	514,617	—	514,617
Total revenue	$1,193,440	$125,201	$1,318,641
Costs of services	99,821	65,156	164,977
Cost of inventory sold	480,839	—	480,839
Selling, General and Administration expenses ("SG&A")	358,016	24,373	382,389
Segment profit	$254,764	$35,672	$290,436
Acquisition-related costs			777
Depreciation and amortization expenses ("D&A")			70,501
Gain on disposition of property, plant and equipment ("PPE")			(1,107)
Foreign exchange gain			(2,937)
Operating income			$223,202
Interest expense			(41,277)
Other income, net			8,838
Income tax expense			(41,623)
Net income			$149,140

Ritchie Bros.	73

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.     Segmented information (continued)

	Year ended December 31, 2018
	A&M	Other	Consolidated
Service revenue	$626,007	$123,508	$749,515
Inventory sales revenue	420,511	—	420,511
Total revenue	$1,046,518	$123,508	$1,170,026
Costs of services	87,430	71,628	159,058
Cost of inventory sold	374,339	—	374,339
SG&A expenses	363,549	19,127	382,676
Segment profit	$221,200	$32,753	$253,953
Acquisition-related costs			5,093
D&A expenses			66,614
Gain on disposition of PPE			(2,731)
Foreign exchange gain			(212)
Operating income			$185,189
Interest expense			(44,527)
Other income, net			11,850
Income tax expense			(31,006)
Net income			$121,506

	Year ended December 31, 2017
	A&M	Other	Consolidated
Service revenue	$524,023	$100,394	$624,417
Inventory sales revenue	346,774	—	346,774
Total revenue	$870,797	$100,394	971,191
Costs of services	75,685	57,504	133,189
Cost of inventory sold	306,498	—	306,498
SG&A expenses	308,873	14,397	323,270
Impairment loss	8,911	—	8,911
Segment profit	$170,830	$28,493	$199,323
Acquisition-related costs			38,272
D&A expenses			52,694
Gain on disposition of PPE			(1,656)
Foreign exchange loss			2,559
Operating income			$107,454
Interest expense			(38,291)
Other income, net			8,231
Income tax expense			(2,088)
Net income			$75,306

The carrying value of goodwill of $652,243,000 has been allocated to A&M and $20,067,000 has been allocated to Other in relation to the Mascus acquisition. As in prior periods, the CODM does not evaluate the performance of its operating segments based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

As at December 31,	2019	2018
A&M	$652,243	$651,359
Other	20,067	20,235
Total Goodwill	$672,310	$671,594

Ritchie Bros.	74

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.     Segmented information (continued)

The Company’s geographic information as determined by the revenue and location of assets, which represents property, plant and equipment is as follows:

	United
	States	Canada	Europe	Other	Consolidated
Total revenue for the year ended:
December 31, 2019	$743,793	$247,737	$173,054	$154,057	$1,318,641
December 31, 2018	548,695	284,989	180,817	155,525	1,170,026
December 31, 2017	452,599	245,106	127,706	145,780	971,191

	United
	States	Canada	Europe	Other	Consolidated
Property, plant and equipment:
December 31, 2019	$256,159	$106,922	$73,991	$47,410	$484,482
December 31, 2018	260,489	100,983	77,496	47,631	486,599

5.    Revenues

The Company’s revenue from the rendering of services is as follows:

	2019	2018	2017
Service revenue:
Commissions	$431,781	$420,160	$394,397
Fees	372,243	329,355	230,020
	804,024	749,515	624,417
Inventory sales revenue	514,617	420,511	346,774
	$1,318,641	$1,170,026	$971,191

6.     Operating expenses

Costs of services

Year ended December 31,	2019	2018	2017
Ancillary and logistical service expenses	$59,252	$66,576	$54,176
Employee compensation expenses	50,093	41,391	35,440
Buildings, facilities and technology expenses	7,865	9,477	8,359
Travel, advertising and promotion expenses	31,652	27,606	23,994
Other costs of services	16,115	14,008	11,220
	$164,977	$159,058	$133,189

SG&A expenses

Year ended December 31,	2019	2018	2017
Employee compensation expenses	$246,028	$249,115	$208,370
Buildings, facilities and technology expenses	61,177	60,930	53,151
Travel, advertising and promotion expenses	38,248	36,728	30,440
Professional fees	15,572	16,768	13,522
Other SG&A expenses	21,364	19,135	17,787
	$382,389	$382,676	$323,270

Ritchie Bros.	75

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

Year ended December 31,	2019	2018	2017
IronPlanet:
Other acquisition-related costs	$82	$2,944	$34,653
Other acquisitions:
Continuing employment costs	128	2,091	3,418
Other acquisition-related costs	567	58	201
	$777	$5,093	$38,272

Depreciation and amortization expenses

Year ended December 31,	2019	2018	2017
Depreciation expense	$29,112	$29,021	$28,337
Amortization expense	41,389	37,593	24,357
	$70,501	$66,614	$52,694

During the year ended December 31, 2019, depreciation expense of $410,000 (2018: $494,000; 2017: $1,207,000) and amortization expense of $27,944,000 (2018: $18,996,000; 2017: $11,662,000) were recorded relating to software.

7.     Impairment Loss

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

8.     Other income

For the period ended December 31, 2019, there were no significant items recorded in other income. In 2018, other income included a gain of $4,935,000 recognized on the disposition of one of the Company’s equity accounted for investments. The Company received net proceeds of $6,147,000 on closing and is entitled to receive up to $1,020,000 upon the satisfaction of certain escrow release conditions over a period of five years. The first escrow tranche was released during the period ended December 31, 2019. Additionally, the Company was entitled to receive up to $1,700,000 of contingent consideration upon the achievement of certain financial targets for the period from January 1, 2019 to December 31, 2019. The Company has not recognized any contingent consideration.

Ritchie Bros.	76

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

9.     Income taxes

The expense for the year can be reconciled to income before income taxes as follows:

Year ended December 31,	2019	2018	2017
Earnings before income tax	$190,763	$152,512	$77,394
Statutory federal and provincial tax rate in Canada	27.00%	27.00%	26.00%
Expected income tax expense	$51,506	$41,178	$20,122

Non-deductible expenses	3,705	4,810	5,668
Adjustment to prior year provision to statutory tax returns	4	1,323	(528)
Changes in the valuation of deferred tax assets	(550)	(771)	(1,089)
Different tax rates of subsidiaries operating in foreign jurisdictions	(11,818)	(17,145)	(12,269)
U.S. tax reform impacts	6,949	4,899	(9,734)
Change in enacted tax rates	(1,016)	93	(229)
Change in estimate of deductibility of stock options	—	—	(1,557)
Unrecognized tax benefits	(2,347)	(1,800)	3,291
Benefits of deductible stock options vested and exercised	(1,780)	(2,434)	(1,359)
Other	(3,030)	853	(228)
	$41,623	$31,006	$2,088

The income tax expense (recovery) consists of:

Year ended December 31,	2019	2018	2017
Canadian:
Current tax expense	$19,752	$13,209	$14,245
Deferred tax expense (recovery)	3,346	3,958	(10,192)

Foreign:
Current tax expense before application of operating loss carryforwards	24,815	19,851	8,987
Tax benefit of operating loss carryforwards	(11,770)	(8,293)	(3,876)
Total foreign current tax expense	13,045	11,558	5,111
Deferred tax expense before adjustment
to opening valuation allowance	5,727	2,386	(6,317)
Adjustment to opening valuation allowance	(247)	(105)	(759)
Total foreign deferred tax expense (recovery)	5,480	2,281	(7,076)
	$41,623	$31,006	$2,088

The foreign provision for income taxes is based on foreign pre-tax earnings of $108,714,000, $102,824,000, and $64,252,000, in 2019, 2018, and 2017 respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that we intend to repatriate in the foreseeable future. As of December 31, 2019, income taxes have not been provided on a cumulative total of $483,430,000 of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $10,506,000. Earnings retained by subsidiaries and equity-accounted investments amount to approximately $500,430,000 (2018: 484,510,000; 2017: 469,000,000). The Company accrues withholding and other taxes that would become payable on the distribution of earnings only to the extent that either the Company does not control the relevant entity or it is expected that these earnings will be remitted in the foreseeable future.

Ritchie Bros.	77

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

9.     Income taxes (continued)

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities were as follows:

As at December 31,	2019	2018
Deferred tax assets:
Working capital	$13,307	$4,703
Property, plant and equipment	5,579	6,385
Share-based compensation	5,973	4,923
Tax losses and tax credit carryforwards	33,248	48,881
Lease liabilities	29,523	2,578
Other	3,088	12,266
	90,718	79,736
Deferred tax liabilities:
Property, plant and equipment	$(14,783)	$(10,918)
Goodwill	(8,499)	(8,390)
Intangible assets	(50,531)	(54,810)
Right-of-use assets	(25,244)	—
Other	(7,496)	(12,051)
	(106,553)	(86,169)
Net deferred tax assets (liabilities)	$(15,835)	$(6,433)

Valuation allowance	(12,913)	(13,438)
	$(28,748)	$(19,871)

At December 31, 2019, the Company had non-capital loss carryforwards that are available to reduce taxable income in the future years. These non-capital loss carryforwards expire as follows:

2020	$4,983
2021	3,543
2022	4,878
2023	2,964
2024 and thereafter	69,462
$85,830

The Company has capital loss carryforwards of approximately $39,981,209 (2018: $9,292,000) available to reduce future capital gains and interest deduction carryforwards of $23,746,000 (2018: $22,112,000), both of which carryforward indefinitely.

Tax losses are denominated in the currency of the countries in which the respective subsidiaries are located and operate. Fluctuations in currency exchange rates could reduce the U.S. dollar equivalent value of these tax loss and tax credit carry forwards in future years.

In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible and the loss carry forwards or tax credits can be utilized. Management considers projected future taxable income and tax planning strategies in making our assessment.

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

At December 31, 2019, the Company had gross unrecognized tax benefits of $20,232,000 (2018: $22,584,000). Of this total, $8,854,000 (2018: $10,556,000) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

Reconciliation of unrecognized tax benefits:

As at December 31,	2019	2018
Unrecognized tax benefits, beginning of year	$22,584	$25,910
Increases - tax positions taken in prior period	700	725
Decreases - tax positions taken in prior period	(57)	(107)
Increases - tax positions taken in current period	1,268	2,644
Settlement and lapse of statute of limitations	(4,364)	(4,944)
Currency translation adjustment	101	(1,644)
Unrecognized tax benefits, end of year	$20,232	$22,584

Interest expense and penalties related to unrecognized tax benefits are recorded within the provision for income tax expense on the consolidated income statement. At December 31, 2019, the Company had accrued $3,569,000 (2018: $4,170,000) for interest and penalties.

In the normal course of business, the Company is subject to audit by the Canadian federal and provincial taxing authorities, by the U.S. federal and various state taxing authorities and by the taxing authorities in various foreign jurisdictions. Tax years ranging from 2014 to 2019 remain subject to examination in Canada, the United States, Luxembourg, and the Netherlands.

10.   Earnings per share attributable to stockholders

Basic earnings per share (“EPS”) attributable to stockholders was calculated by dividing the net income attributable to stockholders by the weighted average (“WA”) number of common shares outstanding during the period. Diluted EPS attributable to stockholders was calculated by dividing the net income attributable to stockholders by the WA number of shares of common stock outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include unvested PSUs, unvested RSUs, and outstanding stock options. The dilutive effect of potentially dilutive securities is reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2019	stockholders	of shares	amount
Basic	$149,039	108,519,739	$1.37
Effect of dilutive securities:
Share units	—	458,763	—
Stock options	—	780,621	(0.01)
Diluted	$149,039	109,759,123	$1.36

Ritchie Bros.	79

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

10.   Earnings per share attributable to stockholders (continued)

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2018	stockholders	of shares	amount
Basic	$121,479	108,063,349	$1.12
Effect of dilutive securities:
Share units	—	459,503	—
Stock options	—	865,384	(0.01)
Diluted	$121,479	109,388,236	$1.11

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2017	stockholders	of shares	amount
Basic	$75,027	107,044,348	$0.70
Effect of dilutive securities:
Share units	(152)	353,880	—
Stock options	—	714,923	(0.01)
Diluted	$74,875	108,113,151	$0.69

11.   Supplemental cash flow information

Year ended December 31,	2019	2018	2017
Trade and other receivables	$(8,611)	$(43,341)	$(19,161)
Inventory	44,633	(77,292)	(8,557)
Advances against auction contracts	2,766	(8,266)	3,246
Prepaid expenses and deposits	(3,403)	646	1,178
Income taxes receivable	(445)	13,053	(6,067)
Auction proceeds payable	69,382	8,768	25,783
Trade and other payables	(21,296)	39,531	21,854
Income taxes payable	5,812	1,954	(3,986)
Share unit liabilities	—	1,070	(5,421)
Operating lease obligation	(13,404)	—	—
Other	1,168	(1,673)	1,410
Net changes in operating assets and liabilities	$76,602	$(65,550)	$10,279

Net capital spending, which consists of property, plant and equipment and intangible asset additions, net of proceeds on disposition of property, plant and equipment, was $35,075,000 for the year ended December 31, 2019 (2018: $32,426,000; 2017: $34,436,000).

Year ended December 31,	2019	2018	2017
Interest paid, net of interest capitalized	$37,046	$39,429	$23,360
Interest received	3,802	2,888	3,196
Net income taxes paid	26,699	10,352	28,281

Non-cash purchase of property, plant and equipment under capital lease	15,282	8,968	8,820
Non-cash right of use assets obtained in exchange for new lease obligations	$29,117	$—	$—

	2019	2018	2017
Cash and cash equivalents	$359,671	$237,744	$267,910
Restricted cash	60,585	67,823	63,206
Cash, cash equivalents, and restricted cash	$420,256	$305,567	$331,116

Ritchie Bros.	80

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

12.   Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

		December 31,2019		December 31,2018
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$359,671	$359,671	$237,744	$237,744
Restricted cash	Level 1	60,585	60,585	67,823	67,823
Short-term debt	Level 2	4,705	4,705	19,896	19,896
Long-term debt
Senior unsecured notes	Level 1	490,933	520,625	489,136	487,813
Term loans	Level 2	154,548	155,355	222,162	224,582

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

13.   Trade and other receivables

As at December 31,	2019	2018
Trade receivables	$121,752	$112,680
Consumption taxes receivable	12,108	16,099
Other receivables	3,542	478
	$137,402	$129,257

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. Trade receivables are due for settlement within three to seven days of the date of sale, after which they are interest bearing. Other receivables are unsecured and non-interest bearing.

As at December 31, 2019, there were $5,225,000 of impaired receivables that have been provided for (December 31, 2018: $5,942,000).

Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. The other classes within trade and other receivables do not contain impaired assets.

Ritchie Bros.	81

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

14.   Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. Specific consideration was given to the valuation of the surplus government inventory. The Company determined the valuation provision to be insignificant.

During the year ended December 31, 2019, the Company recorded an inventory write-down of $4,215,000 (2018: $1,011,000; 2017: $834,000).

15.   Other current assets

As at December 31,	2019	2018
Advances against auction contracts	$12,925	$15,558
Assets held for sale	15,051	15,051
Prepaid expenses and deposits	22,184	18,446
	$50,160	$49,055

Advances against auction contracts

Advances against auction contracts arise when the Company pays owners, in advance, a portion of the expected gross auction proceeds from the sale of the related assets at future auctions. The Company’s policy is to limit the amount of advances to a percentage of the estimated gross auction proceeds from the sale of the related assets, and before advancing funds, require proof of owner’s title to and equity in the assets, as well as receive delivery of the assets and title documents at a specified auction site, by a specified date and in a specified condition of repair.

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

Assets held for sale

Balance, December 31, 2017	$584
Site preparation costs	—
Reclassified from property, plant and equipment	20,610
Disposal	(6,143)
Balance, December 31, 2018	15,051
Reclassified from (to) property, plant and equipment	4,071
Disposal	(4,071)
Balance, December 31, 2019	$15,051

As at December 31, 2019, the Company’s assets held for sale consisted of two excess auction sites located in the United States. Management made the strategic decision to sell these properties to maximize the Company’s return on invested capital. The estimated sales proceeds are expected to be in excess of the current book value. The properties have been actively marketed for sale, and management expects the sales to be completed within 12 months of December 31, 2019. These properties belong to the A&M reportable segment.

As at December 31, 2018, the Company’s assets held for sale consisted of excess auction sites located in the United States. Management made the strategic decision to sell this excess acreage to maximize the Company’s return on invested capital.

During the year ended December 31, 2019, the Company sold excess auction site acreage in Nashville, United States for net proceeds of $4,642,000 resulting in a gain of $571,000 (2018: $1,439,000 gain related to the sale of property located in Prince George, Canada and Albuquerque, United States; 2017: $602,000 gain related to the sale of property in Orlando, United States, and Truro, Canada).

Ritchie Bros.	82

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

16.   Property, plant and equipment

		Accumulated
As at December 31, 2019	Cost	depreciation	Net book value
Land and improvements	$361,623	$(77,015)	$284,608
Buildings	252,774	(115,423)	137,351
Yard and automotive equipment	66,871	(40,686)	26,185
Computer software and equipment	80,756	(68,431)	12,325
Office equipment	31,760	(21,776)	9,984
Leasehold improvements	19,756	(16,541)	3,215
Assets under development	10,814	—	10,814
	$824,354	$(339,872)	$484,482

		Accumulated
As at December 31, 2018	Cost	depreciation	Net book value
Land and improvements	$362,781	$(72,547)	$290,234
Buildings	252,182	(106,959)	145,223
Yard and automotive equipment	57,983	(36,640)	21,343
Computer software and equipment	70,623	(60,258)	10,365
Office equipment	28,490	(19,582)	8,908
Leasehold improvements	19,735	(16,240)	3,495
Assets under development	7,031	—	7,031
	$798,825	$(312,226)	$486,599

During the year ended December 31, 2019, interest of $85,000 (2018: $110,000; 2017: $110,000) was capitalized to the cost of assets under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 4.07% (2018: 4.06%; 2017: 2.97%).

Additions during the year include $15,282,000 (2018: $8,968,000; 2017: $8,820,000) of property, plant and equipment under capital leases.

17.   Other non-current assets

As at December 31,	2019	2018
Right-of-use assets	$116,209	$—
Tax receivable	11,792	12,705
Equity-accounted investments	4,276	4,010
Deferred debt issue costs	1,403	2,017
Other	11,999	10,663
	$145,679	$29,395

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

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

17.   Other non-current assets (continued)

Equity-accounted investments (continued)

A condensed summary of the Company’s investments in and advances to equity-accounted investees are as follows (in thousands of United States dollars, except percentages):

	Ownership	December 31,	December 31,
	percentage	2019	2018
Cura Classis entities	48%	$4,276	$4,010

As a result of the Company’s investments, the Company is exposed to risks associated with the results of operations of the Cura Classis entities. The Company has no other business relationships with the Cura Classis entities. The Company’s maximum risk of loss associated with these entities is the investment carrying amount.

18.   Intangible assets

		Accumulated
As at December 31, 2019	Cost	amortization	Net book value
Trade names and trademarks	$53,319	$(2,028)	$51,291
Customer relationships	124,865	(34,666)	90,199
Software	157,776	(78,330)	79,446
Software under development	12,444	—	12,444
	$348,404	$(115,024)	$233,380

		Accumulated
As at December 31, 2018	Cost	amortization	Net book value
Trade names and trademarks	$53,409	$(1,201)	$52,208
Customer relationships	124,986	(22,010)	102,976
Software	127,320	(48,522)	78,798
Software under development	11,640	—	11,640
	$317,355	$(71,733)	$245,622

During the year ended December 31, 2019, the Company recognized an impairment loss of nil (2018: nil; 2017: the Company recorded an impairment loss relating to certain software and software under development $8,911,000) (note 7).

At December 31, 2019, a net carrying amount of $62,589,000 (December 31, 2018: $61,883,000) included in intangible assets was not subject to amortization. During the year ended December 31, 2019, the cost of additions was reduced by $1,022,000 for recognition of tax credits (2018: $1,606,000; 2017: $888,000).

During the year ended December 31, 2019, interest of $402,000 (2018: $460,000; 2017: $281,000) was capitalized to the cost of software under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 4.01% (2018: 4.09%; 2017: 3.18%).

During the year ended December 31, 2019, the weighted average amortization period for all classes of intangible assets was 7.8 years (2018: 8.2; 2017: 7.9 years).

Ritchie Bros.	84

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

18.   Intangible assets (continued)

As at December 31, 2019, estimated annual amortization expense for the next five years ended December 31 are as follows:

2020	$35,539
2021	29,706
2022	23,438
2023	17,214
2024	10,139
$116,036

19.   Goodwill

Balance, December 31, 2017	$670,922
Additions	3,671
Foreign exchange movement	(2,999)
Balance, December 31, 2018	$671,594
Additions	93
Foreign exchange movement	623
Balance, December 31, 2019	$672,310

20.   Trade and other payables

As at December 31,	2019	2018
Trade payables	$72,918	$93,482
Accrued liabilities	69,539	63,666
Social security and sales taxes payable	27,737	19,390
Net consumption taxes payable	12,298	13,456
Share unit liabilities	5,130	3,714
Other payables	6,657	7,547
	$194,279	$201,255

Ritchie Bros.	85

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

21.   Debt

	Carrying amount
	December 31,	December 31,
	2019	2018
Short-term debt	$4,705	$19,896

Long-term debt:

Term loans:
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 3.958%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2021	155,355	161,891
Denominated in United States dollars, secured, bearing interest at a weighted average rate of 3.715%, due in weekly installments of interest only and quarterly installments of principal, repaid in full in December 2019	—	62,690
Less: unamortized debt issue costs	(807)	(2,419)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(9,067)	(10,864)
Total long-term debt	645,481	711,298

Total debt	$650,186	$731,194

Long-term debt:
Current portion	$18,277	$13,126
Non-current portion	627,204	698,172
Total long-term debt	$645,481	$711,298

On October 27, 2016, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.

At that time, the Credit Agreement provided the Company with:

●	Multicurrency revolving facilities of up to $675,000,000 (the “Revolving facilities”);
●	A delayed draw term loan facility of up to $325,000,000 (the “Term loans”);
●	At the Company’s election and subject to certain conditions, including receipt of related commitments, incremental term loan facilities and/or increases to the Revolving facilities in an aggregate amount of up to $50,000,000.

The Company may use the proceeds from the Revolving facilities for general corporate purposes. The amount available pursuant to the Terms loans was only available to finance the acquisition of IronPlanet and is not available for other corporate purposes upon repayment of amounts borrowed under that facility. On May 31, 2017, the Company borrowed $325,000,000 under the Term loans to finance the acquisition of IronPlanet (note 29). The Term loans amortize in equal quarterly installments in an annual amount of 5% for the first two years and 10% in the third through fifth years, with the balance payable at maturity. Prepayments are applied against future scheduled mandatory payments. Upon the closing of the acquisition the Credit Agreement became secured by the assets of the Company and certain of its subsidiaries in Canada and the United States. The Credit Agreement may become unsecured again, subject to the Company meeting specified credit rating or leverage ratio conditions.

On June 21, 2018, the Company reduced the amount available on the Company’s Revolving facilities by $185,000,000.

At December 31, 2019, the Company’s Credit Agreement provides the Company with:

●	Revolving facilities of up to $490,000,000
●	Terms loans used to finance the acquisition of IronPlanet and
●	At the Company’s election and subject to certain conditions, including receipt of related commitments, incremental Term loan facilities and/or increases to the Revolving facilities in an aggregate amount of up to $50,000,000.

Ritchie Bros.	86

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

21.   Debt (continued)

For the year ended December 31, 2019, the Company made scheduled debt repayments of $13,592,000 on the Term loans (2018: $11,013,000). For the year ended December 31, 2019, the Company made voluntary prepayments totalling $62,690,000 (2018: $80,000,000) on the term loan denominated in United States dollars.

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

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and have a weighted average interest rate of 2.3% (December 31, 2018: 2.3%).

As at December 31, 2019, principal repayments for the remaining period to the contractual maturity dates are as follows:

Face value
2020	$18,277
2021	137,078
2022	—
2023	—
2024	—
Thereafter	500,000
$655,355

As at December 31, 2019, the Company had unused committed revolving credit facilities aggregating $489,937,000 of which $485,509,000 is available until October 27, 2021.

22.   Other non-current liabilities

As at December 31,	2019	2018
Operating lease liability	$111,322	$—
Tax payable	20,232	22,583
Finance lease liability	16,336	10,146
Other	3,348	9,251
	$151,238	$41,980

23.   Equity and dividends

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

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

23.   Equity and dividends (continued)

Share capital (continued)

Share repurchase

There were 1,223,674 common shares repurchased for $42,012,000 during the year ended December 31, 2019. There were no common shares repurchased in the years ended December 2018 and 2017.

Dividends

Declared and paid

The Company declared and paid the following dividends during the years ended December 31, 2019, 2018, and 2017:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date
Year ended December 31, 2019:
Fourth quarter 2018	January 25, 2019	$0.1800	February 15, 2019	$19,568	March 8, 2019
First quarter of 2019	May 8, 2019	0.1800	May 29, 2019	19,592	June 19, 2019
Second quarter of 2019	August 8, 2019	0.2000	August 28, 2019	21,631	September 18, 2019
Third quarter 2019	November 7, 2019	0.2000	November 27, 2019	21,744	December 18, 2019

Year ended December 31, 2018:
Fourth quarter 2017	January 26, 2018	$0.1700	February 16, 2018	$18,246	March 9, 2018
First quarter of 2018	May 9, 2018	0.1700	May 30, 2018	18,342	June 20, 2018
Second quarter of 2018	August 7, 2018	0.1800	August 29, 2018	19,528	September 19, 2018
Third quarter 2018	November 8, 2018	0.1800	November 28, 2018	19,562	December 19, 2018

Year ended December 31, 2017:
Fourth quarter 2016	January 23, 2017	$0.1700	February 10, 2017	$18,160	March 3, 2017
First quarter 2017	May 4, 2017	0.1700	May 23, 2017	18,188	June 13, 2017
Second quarter 2017	August 4, 2017	0.1700	August 25, 2017	18,210	September 15, 2017
Third quarter 2017	November 7, 2017	0.1700	November 29, 2017	18,227	December 20, 2017

Declared and undistributed

In addition to the above dividends, since the end of the year the Directors have recommended the payment of a final dividend of $0.20 cents per common share, accumulating to a total dividend of $21,906,000. The aggregate amount of the proposed final dividend is expected to be paid out of retained earnings on March 6, 2020 to stockholders of record on February 14, 2020. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequence for the Company.

Foreign currency translation reserve

Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature, which generated net loss of $1,082,000 for 2019 (2018: net loss of $9,602,000; 2017: net gain of $18,129,000).

Ritchie Bros.	88

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.   Share-based payments

Share-based payments consist of the following compensation costs:

Year ended December 31,	2019	2018	2017
Stock option compensation expense:
SG&A expenses	$4,697	$7,895	$8,948
Acquisition-related costs	—	357	4,752
Share unit expense:
Equity-classified share units	8,047	11,256	3,529
Liability-classified share units	1,380	1,764	670
Employee share purchase plan - employer contributions	2,281	2,174	1,813
	$16,405	$23,446	$19,712

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

Stock option activity for the years ended December 31, 2019, 2018, and 2017 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2016	3,366,714	$24.02	7.5	$33,601
Granted	970,947	31.07
Assumed in acquisition	737,358	14.26
Exercised	(444,571)	22.35		3,762
Forfeited	(170,704)	19.38
Outstanding, December 31, 2017	4,459,744	$24.29	7.5	$17,649
Granted	923,199	32.14
Exercised	(1,235,154)	23.10		14,808
Forfeited	(132,624)	25.91
Expired	(1,302)	25.76
Outstanding, December 31, 2018	4,013,863	$26.41	7.2	$25,374
Granted	914,068	34.03
Exercised	(1,672,022)	24.58		27,349
Forfeited	(458,092)	32.15
Expired	(628)	24.44
Outstanding, December 31, 2019	2,797,189	$29.05	7.1	$38,874
Exercisable, December 31, 2019	1,497,043	$26.11	6.0	$25,203

Ritchie Bros.	89

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.   Share-based payments (continued)

Stock option plans (continued)

Stock options are granted with an exercise price equal to the fair market value of the Company’s common shares at the grant date, with vesting periods ranging from immediate to five years and terms not exceeding 10 years. At December 31, 2019, there were 7,222,978 (December 31, 2018: 2,478,321) shares authorized and available for grants of options under the stock option plans. The options outstanding at December 31, 2019 expire on dates ranging to August 12, 2029. The WA grant date fair value of options granted during the year ended December 31, 2019 was $7.52 per option (2018: $7.69; 2017: $7.22). The WA share price of options exercised during the year ended December 31, 2019 was $40.32 (2018: $35.08; 2017: $30.81).

The significant assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2019, 2018, and 2017 are presented in the following table on a weighted average basis:

Year ended December 31,	2019		2018		2017
Risk free interest rate	2.5%		2.7%		2.0%
Expected dividend yield	2.06%		2.11%		2.15%
Expected lives of the stock options	5	years	5	years	5	years
Expected volatility	26.8%		28.1%		27.8%

In 2017, the fair value of the stock options assumed from the IronPlanet acquisition is estimated on the acquisition date using the Black-Scholes option pricing model. The weighted average fair value of the assumed options was $16.93. The significant assumptions used to estimate the fair value of these assumed stock options are presented in the following table on a weighted average basis:

Year ended December 31,	2017
Risk free interest rate	0.8%
Expected dividend yield	2.19%
Expected lives of the stock options	0.4	years
Expected volatility	32.1%

As at December 31, 2019, the unrecognized stock-based compensation cost related to the non-vested stock options was $3,457,000, which is expected to be recognized over a weighted average period of 2.0 years. Cash received from stock-based award exercises for the year ended December 31, 2019 was $41,094,000 (2018: $28,524,000; 2017: $9,936,000). The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,679,000 for the year ended December 31, 2019 (2018: $2,793,000; 2017: $1,017,000).

Ritchie Bros.	90

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.   Share-based payments (continued)

Share unit plans

Share unit activity for the years ended December 31, 2019, 2018, and 2017 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		PSUs(1)		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2016	243,968	$27.48	—	$—	311,329	$23.96	160,009	$23.37	73,520	$25.41
Granted	136,073	30.28	125,152	26.93	98,775	31.21	878	32.30	19,967	29.67
Transferred to (from) equity awards on modification	81,533	24.47	—	—	(81,533)	24.66	—	—	—	—
Vested and settled	(27,326)	26.82	—	—	(49,873)	23.64	(156,221)	23.33	—	—
Forfeited	—	—	—	—	(19,457)	26.39	—	—	—	—

Outstanding, December 31, 2017	434,248	$27.83	125,152	$26.93	259,241	$26.38	4,666	$26.42	93,487	$26.32
Granted	240,803	35.63	91,251	32.10	—	—	66	34.70	26,553	33.42
Transferred to equity awards on modification	257,659	31.30	—	—	(257,659)	26.38	—	—	—	—
Vested and settled	(212,263)	33.78	—	—	—	—	(4,732)	26.54	(6,605)	23.16
Forfeited	(50,159)	31.41	(8,417)	32.00	(1,582)	26.45	—	—	—	—
Outstanding, December 31, 2018	670,288	$31.46	207,986	$28.99	—	$—	—	$—	113,435	$28.16
Granted	170,208	36.13	36,350	35.40	—	—	—	—	24,810	35.99
Vested and settled	(251,883)	30.33	(265)	31.98	—	—	—	—	(19,877)	27.45
Forfeited	(159,889)	33.21	(6,651)	34.27	—	—	—	—	—	—
Outstanding, December 31, 2019	428,724	$32.89	237,420	$29.72	—	$—	—	$—	118,368	$29.64
(1)	Liability-classified PSUs include PSUs awarded under the employee PSU plan and the previous 2013 PSU plan, in place prior to 2015, are cash-settled and not subject to market vesting conditions.

The total market value of liability-classified share units vested and released during the year ended December 31, 2019 was $774,000 (2018: $410,000; 2017: $6,521,000). The Company modified the employee PSU plans from liability-classified to equity-classified share units prior to the 2018 vesting.

Senior executive and employee PSU plans

The Company grants PSUs under a senior executive PSU plan and an employee PSU plan (the “PSU Plans”). Under the PSU Plans, the number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met. The PSU Plans allow the Company to choose whether to settle the awards in cash or in shares. The Company intends to settle by issuance of shares for units granted in 2018 and onwards. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) to issue a number of shares equal to the number of units that vest.

The fair value of the equity-classified PSUs awarded in 2019 is estimated using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange, as these awards are not subject to market vesting conditions. PSUs awarded in 2018 and 2017 contained market vesting conditions and their fair value is estimated on modification date and on the date of grant using a Monte-Carlo simulation model. The significant assumptions used to estimate the fair value of the equity-classified PSUs awarded during 2018 and 2017 are presented in the following table on a weighted average basis:

Year ended December 31,	2018		2017
Risk free interest rate	1.92%		1.40%
Expected dividend yield	2.09%		1.92%
Expected lives of the PSUs	3	years	3	years
Expected volatility	31.1%		28.2%
Average expected volatility of comparable companies	34.1%		37.0%

Ritchie Bros.	91

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.   Share-based payments (continued)

Share unit plans (continued)

Senior executive and employee PSU plans (continued)

The significant assumptions used to estimate fair value of the liability-classified PSUs awarded under the employee PSU plan during 2017 are presented in the following table on a weighted average basis:

Year ended December 31,	2017
Risk free interest rate	1.5%
Expected dividend yield	2.01%
Expected lives of the PSUs	3	years
Expected volatility	28.9%
Average expected volatility of comparable companies	33.4%

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

As at December 31, 2019, the unrecognized share unit expense related to equity-classified PSUs was $5,015,000, which is expected to be recognized over a weighted average period of 1.7 years.

Sign-on grant PSUs

On August 11, 2014, the Company awarded 102,375 one-time sign-on grant PSUs (the "SOG PSUs") that are subject to market vesting conditions related to the Company's share performance over rolling two, three, four, and five-year periods. This plan was modified in 2017 and 2018, and the nature, impact, and significant assumptions used to determine fair value at modification are provided in the "Modifications" section below.

This plan fully vested in August 2019 and there was no unrecognized share unit expense at December 31, 2019.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the 20-day volume weighted average price of the Company's common shares listed on the New York Stock Exchange.

As at December 31, 2019, the unrecognized share unit expense related to equity-classified RSUs was $2,455,000, which is expected to be recognized over a weighted average period of 1.2 years.

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

Fair values of DSUs are estimated on grant date and at each reporting date using the 20-day volume weighted average price of the Company's common shares listed on the New York Stock Exchange. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

Ritchie Bros.	92

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.   Share-based payments (continued)

Share unit plans (continued)

DSUs (continued)

As at December 31, 2019, the Company had a total share unit liability of $5,130,000 (2018: $3,714,000) in respect of share units under the DSU plans presented in current liabilities.

Modifications

The Company modified various share-based payment plans in 2017 and 2018. The nature and impact of these modifications are discussed further below.

Employee and Executive PSU Plan modification

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

Sign-on Grants modifications

Prior to May 1, 2017, the Company was only able to settle the SOG PSU award in cash, and as such, the plan was classified as a liability award. On May 1, 2017 (the “2017 SOG modification date”), the shareholders approved amendments to the SOG PSU grant, allowing the Company to choose whether to settle the award in cash or in shares. The Company chose to settle in shares and, accordingly:

●	The shareholders authorized 150,000 shares to be issued for settlement of the SOG PSUs; and
●	The share unit liability, representing the portion of the fair value attributable to past service, of $1,421,000 was reclassified to equity.

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

24.   Share-based payments (continued)

Share unit plans (continued)

Modifications (continued)

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

Unrecognized compensation expense based on the fair value of the SOG PSU award on the modification has already amortized over the remaining service period.

RSU Modification

Prior to November 8, 2017, the Company was only able to settle the RSU awards in cash, and as such, the RSUs were classified as liability awards, which are fair valued on grant date and at each reporting date using the 20-day volume weighted average price of the Company’s common shares listed on the New York Stock Exchange. On November 8, 2017 (the “RSU modification date”), the Board of Directors approved amendments to the RSU plans, allowing the Company to choose whether to settle the awards in cash or in shares for new RSUs granted after the RSU modification date. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) to issue a number of shares equal to the number of units that vest, net of any applicable withholding, if any. The Company intends to settle in shares.

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

25.   Leases

The Company's breakdown of lease expense is as follows:

Year ended December 31,	2019	2018
Operating lease cost	$17,878	$20,547
Finance lease cost
Amortization of leased assets	7,510	3,996
Interest on lease liabilities	800	389
Short-term lease cost	9,090	7,187
Sublease income	(559)	(904)
	$34,719	$31,215

Ritchie Bros.	94

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.   Leases (continued)

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

The majority of the Company's operating leases have a fixed term with a remaining life between one month and 20 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. At the inception of a lease, the Company determines whether it is reasonably certain to exercise a renewal option and includes the options in the determination of the lease term and the lease liability where it is reasonably certain to exercise the option. If the Company's intention is to exercise an option subsequent to the commencement of the lease, the Company will re-assess the lease term. The Company has included certain renewal options in its operating lease liabilities for key property leases for locations that have strategic importance to the Company such as its Corporate Head Office. The Company has not included any purchase options available within its operating lease portfolio in its determination of its operating lease liability.

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

2020	$16,051
2021	13,646
2022	12,266
2023	10,532
2024	8,967
Thereafter	105,935
Total future minimum lease payments	$167,397
less: imputed interest	(45,158)
Total operating lease liability	$122,239
less: operating lease liability - current	(10,917)
Total operating lease liability - non current	$111,322

At December 31, 2019, the weighted average remaining lease term for operating leases is 15.6 years and the weighted average discount rate is 4.2%.

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

As at December 31, 2019, the net carrying amount of computer and yard equipment and other assets under capital leases is $23,258,000 (December 31, 2018: $14,976,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

Ritchie Bros.	95

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.   Leases (continued)

Finance leases (continued)

Assets recorded under capital leases are as follows:

		Accumulated	Net book
As at December 31, 2019	Cost	depreciation	value
Computer equipment	$15,314	$(7,832)	$7,482
Yard and others	21,525	(5,749)	15,776
	$36,839	$(13,581)	$23,258

		Accumulated	Net book
As at December 31, 2018	Cost	depreciation	value
Computer equipment	$9,428	$(3,992)	$5,436
Yard and others	12,125	(2,585)	9,540
	$21,553	$(6,577)	$14,976

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

2020	$8,369
2021	7,014
2022	5,160
2023	3,443
2024	1,462
Thereafter	74
Total future minimum lease payments	$25,522
less: imputed interest	(1,600)
Total finance lease liability	$23,922
less: finance lease liability - current	(7,586)
Total finance lease liability - non current	$16,336

At December 31, 2019, the weighted average remaining lease term for finance leases is 3.6 years and the weighted average discount rate is 4.0%.

Subleases

As at December 31, 2019, the total future minimum sublease payments expected to be received under non-cancellable subleases is $616,000 (2018: $1,187,000; 2017: $1,936,000). The lease expenditure charged to earnings during the year ended December 31, 2019 was $26,968,000 (2018: $27,734,000; 2017: $21,956,000).

26.   Commitments

Commitments for expenditures

As at December 31, 2019, the Company had committed to, but not yet incurred, $2,697,000 in capital expenditures for property, plant and equipment and intangible assets (December 31, 2018: $1,151,000).

Ritchie Bros.	96

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.   Commitments (continued)

Commitment for inventory purchase

The Company entered into a two-year non-rolling stock surplus contract with the U.S. Government Defense Logistics Agency (the “DLA”) in December 2017 with the option to extend for up to four-years. Pursuant to the contract, the original performance period commenced in April 2018 and concludes in March 2020. The Company has exercised its option for one year, extending the performance period to March 2021.

The Company has committed to purchase between 150,000 and 245,900 units of property with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA over the initial 12 month period relating to the purchase of inventory. At December 31, 2019, the Company has purchased $33,727,000 pursuant to the 12 month period of this contract which commenced in April 2019.

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

At December 31, 2019, there were $63,612,000 of assets guaranteed under contract, of which 39% is expected to be sold prior to March 31, 2020 with the remainder to be sold by June 30, 2020 (December 31, 2018: $41,461,000 of which 51% was expected to be sold prior to the end of March 31, 2019 with the remainder to be sold by May 31, 2020).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

28.   Selected quarterly financial data (unaudited)

Certain comparative figures have been restated to conform to current presentation. The following is a summary of selected quarterly financial information (unaudited):

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2019	Revenues	income	income	income	Basic	Diluted
First quarter	$303,429	$33,588	$18,172	$18,164	$0.17	$0.17
Second quarter	393,222	77,970	54,131	54,036	0.50	0.49
Third quarter	289,796	40,160	25,272	25,266	0.23	0.23
Fourth quarter	332,194	71,484	51,565	51,573	0.47	0.47

				Attributable to stockholders
		Operating	Net	Net	Earnings per share
2018	Revenues	income	income	income	Basic	Diluted
First quarter	$260,178	$32,873	$17,207	$17,138	$0.16	$0.16
Second quarter	308,530	64,795	45,727	45,717	0.42	0.42
Third quarter	245,346	31,194	23,112	23,138	0.21	0.21
Fourth quarter	355,972	56,327	35,460	35,486	0.33	0.32

Ritchie Bros.	97

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

28.   Selected quarterly financial data (unaudited) (continued)

				Attributable to stockholders
		Operating	Net	Net	Earnings (loss) per share
2017	Revenues	income	income (loss)	income (loss)	Basic	Diluted
First quarter	$199,427	$23,597	$10,433	$10,377	$0.10	$0.10
Second quarter	252,613	26,888	17,713	17,635	0.16	0.16
Third quarter	227,401	16,931	10,323	10,261	0.10	0.09
Fourth quarter	291,750	40,038	36,837	36,754	0.34	0.34

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

Notes to the Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars, except where noted)

29.   Business combinations (continued)

IronPlanet acquisition (continued)

IronPlanet purchase price allocation

May 31, 2017
Purchase price	$776,474

Assets acquired:
Cash and cash equivalents	$95,626
Restricted cash	3,000
Trade and other receivables	13,021
Inventory	600
Advances against auction contracts	4,623
Prepaid expenses and deposits	1,645
Income taxes receivable	55
Property, plant and equipment	2,381
Other non-current assets	2,551
Deferred tax assets	1,497
Intangible assets	188,000

Liabilities assumed:
Auction proceeds payable	63,616
Trade and other payables	15,540
Deferred tax liabilities	25,935
Fair value of identifiable net assets acquired	207,908
Goodwill acquired on acquisition	$568,566

~     Intangible assets consist of indefinite-lived trade names and trademarks, customer relationships with estimated useful lives of ranging from six to 13 years, and a technology platform with an estimated useful life of seven years.

Goodwill

The main drivers generating goodwill are the anticipated synergies from (1) the Company’s auction expertise and transactional capabilities to IronPlanet’s existing customer base, (2) IronPlanet providing existing technology to the Company’s current customer base, and (3) future growth from international expansion and new Caterpillar dealers. Other factors generating goodwill include the acquisition of IronPlanet’s assembled work force and their associated technical expertise.

Ritchie Bros.	99

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

Ritchie Bros.	100

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on its assessment under the framework in COSO, management has concluded that internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	101

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ritchie Bros. Auctioneers Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Ritchie Bros. Auctioneers Incorporated’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO” criteria). In our opinion, Ritchie Bros. Auctioneers Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/Ernst & Young LLP
Chartered Professional Accountants

Vancouver, Canada
February 27, 2020

Ritchie Bros.	102

ITEM 9B:    OTHER INFORMATION

On February 25, 2020, the Compensation Committee approved additional incentive bonuses of $143,437.50 to each of Sharon Driscoll and Karl Werner as part of their previously disclosed compensation arrangement in connection with their service as our Interim Co-Chief Executive Officers.

PART III

ITEM 10:     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this Item is incorporated by reference to our definitive Proxy Statement for our 2020 Annual and Special Meeting of Shareholders, to be filed 120 days of December 31, 2019, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the 2020 Proxy Statement).

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

ITEM 11:     EXECUTIVE COMPENSATION

The information responsive to this Item is incorporated by reference to our 2020 Proxy Statement.

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this Item is incorporated by reference to our 2020 Proxy Statement.

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this Item is incorporated by reference to our 2020 Proxy Statement.

ITEM 14:     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this Item is incorporated by reference to our 2020 Proxy Statement.

Ritchie Bros.	103

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
4.1

Amended and Restated Shareholder Rights Plan Agreement dated as of February 28, 2019, between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019)

4.2	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act
4.3

Indenture, dated as of December 21, 2016, among the Company, the guarantors party thereto and US Bank National Association, as trustee, relating to the Company’s 5.375% Senior Notes due 2025 (includes form of note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2016)

10.1#	Amended and Restated Stock Option Plan, dated May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)
10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.3#	Amended and Restated Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.4#	Non-Executive Director Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

Ritchie Bros.	104

10.5#	Amended and Restated Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on November 9, 2017)
10.6#

Form of Restricted Share Unit Grant Agreement for Amended and Restated Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 26, 2018)

10.7#

Form of Restricted Share Unit Special Grant Agreement for Amended and Restated Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed February 26, 2018)

10.8#	Amended and Restated Employee Restricted Share Unit Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on November 9, 2017)
10.9#

Form of Restricted Share Unit Grant Agreement for Amended and Restated Employee Restricted Share Unit Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed February 26, 2018)

10.10#	Amended and Restated Non-Executive Director Deferred Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 26, 2018)
10.11#	Executive Nonqualified Excess Plan (United States 10/10 Program) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.12#	Amended Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018)
10.13#

Canada and All Non-United States Locations: 10/10 Compensation Arrangement (Canada 10/10 Program) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

10.14#	Senior Executive Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.15#

Amendment No. 1 to Senior Executive Performance Share Unit Plan dated August 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 11, 2018)

10.16#

Form of Performance Share Unit Grant Agreement for Senior Executive Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

10.17#	Employee Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.18#	Amendment No. 1 to Employee Performance Share Unit Plan dated August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 11, 2018)
10.19#

Form of Performance Share Unit Grant Agreement for Employee Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

10.20#	1999 Employee Stock Purchase Plan (as amended December 14, 2017) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 26, 2018)
10.21#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Ann Fandozzi, dated December 14, 2019
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

Ritchie Bros.	105

10.27#

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

10.29#	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.30#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.31

Lease Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

10.32

Development Agreement with Great-West Life Assurance Company and London Life Insurance Company dated August 12, 2008 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

10.33

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

10.36#	Summary of Short-term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.37#

Amendment to Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Sharon Driscoll, dated February 26, 2016 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10‐K filed on February 21, 2017)

10.38#

Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Marianne Marck, dated February 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)

10.39**

Strategic Alliance and Remarketing Agreement, entered into as of August 29, 2016, by and between the Company, IronPlanet, Inc. and Caterpillar, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016)

10.40

Amended and Restated Commitment Letter, dated September 16, 2016, from Goldman Sachs Bank USA and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016)

10.41

Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 4, 2016)

10.42

First Amendment, dated as of January 17, 2017, to Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10‐K filed on February 21, 2017)

Ritchie Bros.	106

10.43#	IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.44#	Form of Stock Option Agreement for IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.45#	IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.46#	Form of Stock Option Agreement for IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.47#	Form of Ritchie Bros. Auctioneers Incorporated Stock Option Assumption Notice (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.48#

Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Douglas Feick, dated August 29, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)

10.49#

Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and James Jeter, dated August 28, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)

21.1	List of Company Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL

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

ITEM 16:     FORM 10-K SUMMARY

Not applicable.

Ritchie Bros.	107

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED
Date: February 27, 2020	By:	/s/ Ann Fandozzi
Ann Fandozzi Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ann Fandozzi	Chief Executive Officer (principal executive officer)	February 27, 2020
Ann Fandozzi

By:	/s/ Sharon R. Driscoll	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2020
Sharon R. Driscoll

By:	/s/ Beverley A. Briscoe	Chair of the Board	February 27, 2020
Beverley A. Briscoe

By:	/s/ Robert G. Elton	Director	February 27, 2020
Robert G. Elton

By:	/s/ Erik Olsson	Director	February 27, 2020
Erik Olsson

By:	/s/ Sarah Raiss	Director	February 27, 2020
Sarah E. Raiss

By:	/s/ Christopher Zimmerman	Director	February 27, 2020
Christopher Zimmerman

By:	/s/ Amy Guggenheim Skenkan	Director	February 27, 2020
Amy Guggenheim Skenkan

By:	/s/ Kim Fennell	Director	February 27, 2020
Kim Fennell

Ritchie Bros.	108