Form 10-Q
period 2020-03-31
RITCHIE BROS AUCTIONEERS INC
filed 2020-05-07
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 108,265,310 common shares, without par value, outstanding as of May 6, 2020.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended March 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Revenue:
Service revenue	$183,123	$172,372
Inventory sales revenue	90,132	131,057
Total revenue	273,255	303,429

Operating expenses:
Costs of services	39,355	36,069
Cost of inventory sold	81,585	120,475
Selling, general and administrative expenses	98,385	95,184
Acquisition-related costs	—	669
Depreciation and amortization expenses	19,293	17,115
Gain on disposition of property, plant and equipment	(47)	(149)
Foreign exchange loss	602	478
Total operating expenses	239,173	269,841
Operating income	34,082	33,588

Interest expense	(9,182)	(10,816)
Other income, net	3,577	2,039
Income before income taxes	28,477	24,811

Income tax expense	5,648	6,639
Net income	$22,829	$18,172

Net income attributable to:
Stockholders	$22,809	$18,164
Non-controlling interests	20	8
Net income	$22,829	$18,172

Earnings per share attributable to stockholders:
Basic	$0.21	$0.17
Diluted	$0.21	$0.17

Weighted average number of shares outstanding:
Basic	109,248,880	108,765,489
Diluted	110,482,837	110,044,213

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Net income	$22,829	$18,172
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	(15,868)	(1,634)

Total comprehensive income	$6,961	$16,538

Total comprehensive income attributable to:
Stockholders	$6,949	$16,542
Non-controlling interests	12	(4)
	$6,961	$16,538

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets

Cash and cash equivalents	$290,094	$359,671
Restricted cash	65,831	60,585
Trade and other receivables	249,454	142,627
Less: allowance for credit losses	(3,727)	(5,225)
Inventory	61,747	64,956
Other current assets	38,043	50,160
Income taxes receivable	8,027	6,810
Total current assets	709,469	679,584

Property, plant and equipment	477,327	484,482
Other non-current assets	132,476	145,679
Intangible assets	225,291	233,380
Goodwill	670,136	672,310
Deferred tax assets	13,019	13,995
Total assets	$2,227,718	$2,229,430

Liabilities and Equity

Auction proceeds payable	$344,311	$276,188
Trade and other payables	187,783	194,279
Income taxes payable	1,891	7,809
Short-term debt	33,081	4,705
Current portion of long-term debt	16,944	18,277
Total current liabilities	584,010	501,258

Long-term debt	613,536	627,204
Other non-current liabilities	142,569	151,238
Deferred tax liabilities	42,632	42,743
Total liabilities	1,382,747	1,322,443

Commitments and Contingencies (Note 19 and Note 20 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 108,198,739 (December 31, 2019: 109,337,781)	153,801	194,771
Additional paid-in capital	46,147	52,110
Retained earnings	714,816	714,051
Accumulated other comprehensive loss	(74,959)	(59,099)
Stockholders' equity	839,805	901,833
Non-controlling interest	5,166	5,154
Total stockholders' equity	844,971	906,987
Total liabilities and equity	$2,227,718	$2,229,430

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
Three months ended March 31, 2020	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")

Balance, December 31, 2019	109,337,781	$194,771	$52,110	$714,051	$(59,099)	$5,154	$906,987	—
Net income	—	—	—	22,809	—	20	22,829	—
Other comprehensive loss	—	—	—	—	(15,860)	(8)	(15,868)	—
	—	—	—	22,809	(15,860)	12	6,961	—
Stock option exercises	247,446	8,684	(1,630)	—	—	—	7,054	—
Issuance of common stock related to vesting of share units	138,824	3,516	(7,445)	—	—	—	(3,929)	—
Stock option compensation expense	—	—	1,187	—	—	—	1,187	—
Equity-classified PSU expense	—	—	1,786	—	—	—	1,786	—
Equity-classified PSU dividend equivalents	—	—	139	(139)	—	—	—	—
Cash dividends paid	—	—	—	(21,905)	—	—	(21,905)	—
Shares repurchased	(1,525,312)	(53,170)	—	—	—	—	(53,170)	—
Balance, March 31, 2020	108,198,739	$153,801	$46,147	$714,816	$(74,959)	$5,166	$844,971	—

Three months ended March 31, 2019

Balance, December 31, 2018	108,682,030	$181,780	$56,885	$648,255	$(56,277)	$5,067	$835,710	923
Net income	—	—	—	18,164	—	8	18,172	—
Other comprehensive loss	—	—	—	—	(1,622)	(12)	(1,634)	—
	—	—	—	18,164	(1,622)	(4)	16,538	—
Stock option exercises	82,926	2,478	(850)	—	—	—	1,628	—
Issuance of common stock related to vesting of share units	193,950	5,039	(10,064)	—	—	—	(5,025)	—
Stock option compensation expense	—	—	1,539	—	—	—	1,539	—
Equity-classified PSU expense	—	—	2,322	—	—	—	2,322	46
Equity-classified PSU dividend equivalents	—	—	222	(237)	—	—	(15)	15
Cash dividends paid	—	—	—	(19,568)	—	—	(19,568)	—
Balance, March 31, 2019	108,958,906	$189,297	$50,054	$646,614	$(57,899)	$5,063	$833,129	984

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Three months ended March 31,	2020	2019
Cash provided by (used in):
Operating activities:
Net income	$22,829	$18,172
Adjustments for items not affecting cash:
Depreciation and amortization expenses	19,293	17,115
Stock option compensation expense	1,187	1,539
Equity-classified share unit expense	1,786	2,368
Deferred income tax expense	1,331	1,057
Unrealized foreign exchange (gain) loss	782	(48)
Gain on disposition of property, plant and equipment	(47)	(149)
Amortization of debt issuance costs	756	934
Amortization of right-of-use assets	3,343	2,976
Gain on contingent consideration from equity investment	(1,700)	—
Other, net	1,282	534
Net changes in operating assets and liabilities	(46,710)	27,405
Net cash provided by operating activities	4,132	71,903
Investing activities:
Property, plant and equipment additions	(3,495)	(2,801)
Intangible asset additions	(7,220)	(5,625)
Proceeds on disposition of property, plant and equipment	333	262
Distribution from equity investment	4,212	—
Proceeds on contingent consideration from equity investment	1,700	—
Other, net	(2,804)	—
Net cash used in investing activities	(7,274)	(8,164)
Financing activities:
Share repurchase	(53,170)	—
Dividends paid to stockholders	(21,905)	(19,568)
Issuances of share capital	7,054	1,628
Payment of withholding taxes on issuance of shares	(2,984)	(2,047)
Proceeds from short-term debt	29,069	6,741
Repayment of short-term debt	—	(17,946)
Repayment of long-term debt	(4,236)	(12,235)
Repayment of finance lease obligations	(2,189)	(1,269)
Net cash used in financing activities	(48,361)	(44,696)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(12,828)	(1,376)
Increase (decrease)	(64,331)	17,667
Beginning of period	420,256	305,567
Cash, cash equivalents, and restricted cash, end of period	$355,925	$323,234

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

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

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. The extent of the impact of the COVID-19 pandemic on the operational and financial performance of the Company, including the ability to execute on business strategies and initiatives, will depend on future developments, including the duration and spread of the pandemic and related restrictions placed by oversight bodies and respective global governments, as well as supply and demand impacts driven by the Company’s consignor and buyer base, all of which are uncertain and cannot be easily predicted. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on its business operations, results of operations, cash flows or financial performance.

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

(g) Inventories

Inventory consists of equipment and other assets purchased for resale in an upcoming live on site auction or online marketplace event. The Company typically purchases inventory for resale through a competitive process where the consignor or vendor has determined this to be the preferred method of disposition through the auction process. In addition, certain jurisdictions require auctioneers to hold title to assets and facilitate title transfer on sale. Inventory is valued at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation. As part of its government business, the Company purchases inventory for resale as part of its commitment to purchase certain surplus government property (note 19). The significant elements of cost include the acquisition price of the inventory and make-ready costs to prepare the inventory for sale that are not selling expenses and in-bound transportation costs. Write-downs to the carrying value of inventory are recorded in cost of inventory sold on the consolidated income statement.

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

(j) New and amended accounting standards

a.

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The new standard replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking “methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.” In applying the new standard, the Company has adopted the loss rate methodology to estimate historical losses on trade receivables. The historical data is adjusted to account for forecasted changes in the macroeconomic environment in order to calculate the current expected credit loss.

The Company's adoption of ASC 326 did not result in a material change in the carrying values of the Company's financial assets on the transition date. Periods prior to January 1, 2020 that are presented for comparative purposes have not been adjusted.

b.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides "optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued." The amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating existing contracts and the optional expedients provided by the new standard.

c.

Effective January 1, 2020, the Company adopted ASU 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract on a prospective basis. The update aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service agreement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The adoption of ASU 2018-15 during the quarter ended March 31, 2020 using the prospective transition approach did not result in a material impact to the consolidated financial statements.

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

Judgments, estimates and underlying assumptions are evaluated on an ongoing basis by management and are based on historical experience and other factors including expectations of future events that are believed to be reasonable under the circumstances. However, existing circumstances and assumptions about future developments may change due to market changes or circumstances and such changes are reflected in the assumptions when they occur. Significant items subject to estimates include purchase price allocations, the carrying amounts of goodwill, the useful lives of long-lived assets, share based compensation, the determination of lease term and lease liabilities, deferred income taxes, reserves for tax uncertainties, and other contingencies.

For the quarter ended March 31, 2020, the Company performed a qualitative assessment of the A&M reporting unit and the Mascus reporting unit with consideration of the current global economic downturn as a result of COVID-19 and the Company concluded there were no indicators of impairment.

Ritchie Bros.	11

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

3.    Seasonality

The Company’s operations are both seasonal and event driven. Historically, revenues tend to be the highest during the second and fourth calendar quarters. The Company generally conducts more live, on site auctions during these quarters than during the first and third calendar quarters. Late December through mid-February and mid-July through August are traditionally less active periods. Online volumes are similarly affected as supply of used equipment is lower in the third quarter as it is actively being used and not available for sale.

The restrictions imposed and effects of the overall economic environment as a result of the COVID-19 pandemic may continue to impact these trends.

4.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, asset appraisal services, and Ritchie Bros. Logistical Services.

	Three months ended March 31, 2020
	A&M	Other	Consolidated
Service revenue	$154,743	$28,380	$183,123
Inventory sales revenue	90,132	—	90,132
Total revenue	$244,875	$28,380	$273,255
Costs of services	25,095	14,260	39,355
Cost of inventory sold	81,585	—	81,585
Selling, general and administrative expenses ("SG&A")	91,585	6,800	98,385
Segment profit	$46,610	$7,320	$53,930
Depreciation and amortization expenses ("D&A")			19,293
Gain on disposition of property, plant and equipment ("PPE")			(47)
Foreign exchange loss			602
Operating income			$34,082
Interest expense			(9,182)
Other income, net			3,577
Income tax expense			(5,648)
Net income			$22,829

	Three months ended March 31, 2019
	A&M	Other	Consolidated
Service revenue	$143,437	$28,935	$172,372
Inventory sales revenue	131,057	—	131,057
Total revenue	$274,494	$28,935	$303,429
Costs of services	20,817	15,252	36,069
Cost of inventory sold	120,475	—	120,475
SG&A expenses	89,182	6,002	95,184
Segment profit	$44,020	$7,681	$51,701
Acquisition-related costs			669
D&A expenses			17,115
Gain on disposition of PPE			(149)
Foreign exchange loss			478
Operating income			$33,588
Interest expense			(10,816)
Other income, net			2,039
Income tax expense			(6,639)
Net income			$18,172

Ritchie Bros.	12

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.    Segmented information (continued)

The Company’s geographic breakdown of total revenue as determined by the revenue and location of assets, which represents property, plant and equipment, is as follows:

	United
	States	Canada	Europe	Other	Consolidated
Total revenue for the three months ended:
March 31, 2020	$190,530	$35,643	$26,338	$20,744	$273,255
March 31, 2019	183,573	31,531	54,785	33,540	303,429

5.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended
	March 31,
	2020	2019
Service revenue:
Commissions	$93,484	$92,280
Fees	89,639	80,092
	183,123	172,372
Inventory sales revenue	90,132	131,057
	$273,255	$303,429

6.    Operating expenses

Costs of services

	Three months ended
	March 31,
	2020	2019
Ancillary and logistical service expenses	$12,758	$13,759
Employee compensation expenses	12,304	10,807
Buildings, facilities and technology expenses	4,039	2,134
Travel, advertising and promotion expenses	6,575	5,868
Other costs of services	3,679	3,501
	$39,355	$36,069

SG&A expenses

	Three months ended
	March 31,
	2020	2019
Employee compensation expenses	$62,495	$61,464
Buildings, facilities and technology expenses	15,591	15,915
Travel, advertising and promotion expenses	10,269	9,142
Professional fees	4,447	4,075
Other SG&A expenses	5,583	4,588
	$98,385	$95,184

Depreciation and amortization expenses

	Three months ended
	March 31,
	2020	2019
Depreciation expense	$8,037	$7,168
Amortization expense	11,256	9,947
	$19,293	$17,115

Ritchie Bros.	13

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

For the three months ended March 31, 2020, income tax expense was $5,648,000 compared to an income tax expense of $6,639,000 for the same period in 2019. The effective tax rate was 20% in the first quarter of 2020, compared to 27% in the first quarter of 2019. The effective tax rate decreased in the first quarter of 2020 compared to the first quarter of 2019 primarily due to the reduced impact of the U.S. tax reform and a greater proportion of annual income subject to tax in jurisdictions with lower tax rates.

The Tax Cuts and Jobs Act, or TCJA, was enacted on December 22, 2017. It is possible that additional legislation, regulations and/or guidance may be issued, and possibly with retroactive effect, in the future that may result in additional adjustments to the tax expense recorded related to the TCJA. For additional information see Note 21.

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

	Net income	WA	Per
	attributable to	number	share
Three months ended March 31, 2020	stockholders	of shares	amount
Basic	$22,809	109,248,880	$0.21
Effect of dilutive securities:
Share units	—	586,074	—
Stock options	—	647,883	—
Diluted	$22,809	110,482,837	$0.21

	Net income	WA	Per
	attributable to	number	share
Three months ended March 31, 2019	stockholders	of shares	amount
Basic	$18,164	108,765,489	$0.17
Effect of dilutive securities:
Share units	—	486,626	—
Stock options	—	792,098	—
Diluted	$18,164	110,044,213	$0.17

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

9.    Supplemental cash flow information

Three months ended March 31,	2020	2019
Trade and other receivables	$(113,115)	$(91,605)
Inventory	1,297	37,135
Advances against auction contracts	4,923	(1,041)
Prepaid expenses and deposits	(597)	(492)
Income taxes receivable	(1,217)	(1,458)
Auction proceeds payable	72,687	120,036
Trade and other payables	(3,138)	(36,887)
Income taxes payable	(5,030)	1,496
Operating lease obligation	(2,310)	(2,296)
Other	(210)	2,517
Net changes in operating assets and liabilities	$(46,710)	$27,405

Three months ended March 31,	2020	2019
Interest paid, net of interest capitalized	$15,171	$16,521
Interest received	778	855
Net income taxes paid	12,442	6,339

Non-cash purchase of property, plant and equipment under capital lease	3,502	2,564
Non-cash right of use assets obtained (reassessed) in exchange for new lease obligations	(1,001)	784

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$290,094	$359,671
Restricted cash	65,831	60,585
Cash, cash equivalents, and restricted cash	$355,925	$420,256

10.    Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

		March 31, 2020		December 31, 2019
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$290,094	$290,094	$359,671	$359,671
Restricted cash	Level 1	65,831	65,831	60,585	60,585
Short-term debt	Level 2	33,081	33,081	4,705	4,705
Long-term debt
Senior unsecured notes	Level 1	491,381	502,813	490,933	520,625
Term loans	Level 2	139,099	139,785	154,548	155,355

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

11.    Trade receivables

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. The following table presents the activity in the allowance for expected credit losses for the period ended March 31, 2020:

Opening balance at January 1, 2020	(5,225)
Current period provision	(658)
Write-off charged against the allowance	2,156
Balance, March 31, 2020	$(3,727)

12.    Other current assets

	March 31,	December 31,
	2020	2019
Advances against auction contracts	$7,830	$12,925
Assets held for sale	8,163	15,051
Prepaid expenses and deposits	22,050	22,184
	$38,043	$50,160

Assets held for sale
Balance, December 31, 2019	15,051
Reclassified from (to) property, plant and equipment	(6,888)
Disposal	—
Balance, March 31, 2020	$8,163

As at March 31, 2020, the Company’s assets held for sale consisted of one excess auction site located in the United States. Management made the strategic decision to sell this property to maximize the Company’s return on invested capital. The estimated sales proceeds are expected to be in excess of the current book value. The property has been actively marketed for sale, and management expects the sales to be completed within 12 months of March 31, 2020. The property belongs to the A&M reportable segment.

13.    Other non-current assets

	March 31,	December 31,
	2020	2019
Right-of-use assets	$107,646	$116,209
Tax receivable	10,126	11,792
Equity-accounted investments	—	4,276
Deferred debt issue costs	1,211	1,403
Other	13,493	11,999
	$132,476	$145,679

During the quarter, the Company received a final distribution of its equity-accounted investments in the Cura Classis entities. The transaction did not result in a material gain or loss.

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

14.    Debt

	Carrying amount
	March 31,	December 31,
	2020	2019
Short-term debt	$33,081	$4,705

Long-term debt:

Term loan:
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 3.905%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2021	139,785	155,355
Less: unamortized debt issue costs	(686)	(807)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(8,619)	(9,067)
Total long-term debt	630,480	645,481

Total debt	$663,561	$650,186

Long-term debt:
Current portion	$16,944	$18,277
Non-current portion	613,536	627,204
Total long-term debt	$630,480	$645,481

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities, and for the three months ended March 31, 2020, have a weighted average interest rate of 3.1% (December 31, 2019: 2.3%).

As at March 31, 2020, the Company had unused committed revolving credit facilities aggregating $461,660,000 of which $457,225,000 is available until October 27, 2021 subject to certain covenant restrictions. The Company was in compliance with all financial and other covenants applicable to the credit facilities at March 31, 2020.

15.    Other non-current liabilities

	March 31,	December 31,
	2020	2019
Operating lease liability	$103,947	$111,322
Tax payable	19,189	20,232
Finance lease liability	16,602	16,336
Other	2,831	3,348
	$142,569	$151,238

16.    Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

There were 1,525,312 common shares repurchased for $53,170,000 during the three months ended March 30, 2020 (March 30, 2019: no repurchased common shares).

Ritchie Bros.	17

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

16.    Equity and dividends (continued)

Dividends

Declared and paid

The Company declared and paid the following dividends during the three months ended March 31, 2020 and 2019:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date
Fourth quarter 2019	January 24, 2020	$0.2000	February 14, 2020	$21,905	March 6, 2020
Fourth quarter 2018	January 25, 2019	$0.1800	February 15, 2019	$19,568	March 8, 2019

Declared and undistributed

Subsequent to March 31, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.20 cents per common share, payable on June 17, 2020 to stockholders of record on May 27, 2020. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net loss of $7,492,000 for the three months ended March 31, 2020 (2019: net loss of $855,000).

17.    Share-based payments

Share-based payments consist of the following compensation costs:

Three months ended March 31,	2020	2019
Stock option compensation expense:
SG&A expenses	$1,187	$1,539
Share unit expense:
Equity-classified share units	1,786	2,368
Liability-classified share units	(1,156)	150
Employee share purchase plan - employer contributions	590	553
	$2,407	$4,610

Share unit expense and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plans

Stock option activity for the three months ended March 31, 2020 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2019	2,797,189	$29.05	7.1	$38,874
Granted	642,380	40.64
Exercised	(247,446)	28.51		3,536
Forfeited	(22,016)	30.11
Expired	(1,201)	21.82
Outstanding, March 31, 2020	3,168,906	31.44	7.6	13,039
Exercisable, March 31, 2020	1,790,002	$27.68	6.5	$11,638

The significant assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2020 and 2019 are presented in the following table on a weighted average basis:

Three months ended March 31,	2020		2019
Risk free interest rate	0.75%		2.5%
Expected dividend yield	2.02%		2.06%
Expected lives of the stock options	5	years	5	years
Expected volatility	27.3%		26.8%

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17.    Share-based payments (continued)

Stock option plans (continued)

As at March 31, 2020, the unrecognized stock-based compensation cost related to the non-vested stock options was $7,472,000, which is expected to be recognized over a weighted average period of 2.6 years.

Share unit plans

Share unit activity for the three months ended March 31, 2020 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2019	428,724	$32.89	237,420	$29.72	$118,368	$29.64
Granted	181,883	41.60	23,163	41.11	5,407	40.43
Vested and settled	(156,238)	31.94	(7,539)	36.29	—	—
Forfeited	(2,644)	33.29	(311)	32.82	—	—
Outstanding, March 31, 2020	451,725	$36.73	252,733	$30.57	$123,775	$30.11

PSUs

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

As at March 31, 2020 the unrecognized share unit expense related to equity-classified PSUs was $11,247,000, which is expected to be recognized over a weighted average period of 2.5 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

As at March 31, 2020, the unrecognized share unit expense related to equity-classified RSUs was $2,734,000, which is expected to be recognized over a weighted average period of 1.3 years.

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

Fair values of DSUs are estimated on grant date and at each reporting date. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

As at March 31, 2020, the Company had a total share unit liability of $4,176,000 (December 31, 2019: $5,130,000) in respect of share units under the DSU plans.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

18.    Leases

The Company’s breakdown of lease expense is as follows:

Three months ended March 31,	2020	2019
Operating lease cost	$4,501	$5,212
Finance lease cost
Amortization of leased assets	2,114	1,760
Interest on lease liabilities	233	155
Short-term lease cost	2,880	2,565
Sublease income	(148)	(154)
	$9,580	$9,538

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

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

Remainder of 2020	$11,659
2021	12,770
2022	11,619
2023	10,146
2024	8,608
Thereafter	101,434
Total future minimum lease payments	$156,236
less: imputed interest	(42,051)
Total operating lease liability	$114,185
less: operating lease liability - current	(10,238)
Total operating lease liability - non-current	$103,947

At March 31, 2020 the weighted average remaining lease term for operating leases is 15.6 years and the weighted average discount rate is 4.2%.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

18.    Leases (continued)

Finance leases (continued)

As at March 31, 2020, the net carrying amount of computer and yard equipment and other assets under capital leases is $23,817,000 (December 31, 2019: $23,258,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

		Accumulated	Net book
As at March 31, 2020	Cost	depreciation	value
Computer equipment	$13,047	$(6,096)	$6,951
Yard and others	23,591	(6,725)	16,866
	$36,638	$(12,821)	$23,817

		Accumulated	Net book
As at December 31, 2019	Cost	depreciation	value
Computer equipment	$15,314	$(7,832)	$7,482
Yard and others	21,525	(5,749)	15,776
	$36,839	$(13,581)	$23,258

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

Remainder of 2020	$6,601
2021	7,599
2022	5,790
2023	3,970
2024	1,944
Thereafter	125
Total future minimum lease payments	$26,029
less: imputed interest	(1,522)
Total finance lease liability	$24,507
less: finance lease liability - current	(7,905)
Total finance lease liability - non-current	$16,602

At March 31, 2020 the weighted average remaining lease term for finance leases is 3.5 years and the weighted average discount rate is 3.8%.

Subleases

As at March 31, 2020, the total future minimum sublease payments expected to be received under non-cancellable subleases is $451,000.

19.    Commitments

Commitment for inventory purchase

The Company entered into a two-year non-rolling stock surplus contract with the U.S. Government Defense Logistics Agency (the “DLA”) in December 2017 with the option to extend for up to four-years. Pursuant to the contract, the original performance period commenced in April 2018 and concluded in March 2020. The Company has exercised its option for one year, extending the performance period to March 2021.

The Company has committed to purchase between 150,000 and 245,900 units of property with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA. At March 31, 2020, the Company has purchased $40,878,000 pursuant to the 12-month period of this contract which commenced in April 2019.

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

At March 31, 2020, there were $110,703,000 of assets guaranteed under contract, of which 89% is expected to be sold prior to June 30, 2020 with the remainder to be sold by September 30, 2020 (December 31, 2019: $63,612,000 of which 39% was expected to be sold prior to the end of March 31, 2020 with the remainder to be sold by June 30, 2020).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

21.    Subsequent events

On April 8, 2020, the United States Department of Treasury and the Internal Revenue Service (“IRS”) published final regulations providing guidance addressing hybrid financing arrangements that were introduced in the TCJA. The Company has recorded income tax benefits of approximately $6,000,000 in the twelve months ended December 31, 2019 and $1,000,000 in the three months ended March 31, 2020 which will be denied by these final regulations. For the three and six months ended June 30, 2020, there will be an income tax adjustment for these denied benefits.

Ritchie Bros.	22

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the MD&A. Non-GAAP financial measures referred to in this report are labeled as “non-GAAP measure” or designated as such with an asterisk (*). Please see pages 37-42 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures .

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

Ritchie Bros.	23

Impact of COVID-19 to our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. The COVID-19 pandemic has resulted in significant global economic disruption and has materially impacted a number of countries and regions in which we operate, including the United States, Canada, Europe, the Middle East and Asia. It has resulted in travel restrictions and business slowdowns or shutdowns in affected areas and has negatively disrupted global manufacturing and workforce participation, including our own.

As part of the response from local governments, a number of countries, cities, states, provinces and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. Other jurisdictions without stay-at-home orders required non-essential businesses to close. We have seen variation in how the respective regions have been affected and have subsequently responded to protect the general public's well being. Regions such as Europe and Asia have seen quarantines and expanded lockdown policies which have resulted in strict border restrictions constraining our ability to move equipment to our auction sites. North America also instituted similar measures impacting businesses but unlike Europe and Asia, the dependency to move equipment across country borders within Canada and the US was not as large a factor in our ability to continue our business. As part of these “shelter-in-place” orders and select local authorities closing entire areas for periods of time, some of our scheduled live onsite auctions in the quarter were postponed to a future date.

Our priority with regard to the COVID-19 pandemic is the health and welfare of our employees, customers, suppliers and others with whom we partner to run our business activities. Subject to that and through the use of appropriate risk mitigation and safety practices, we have acted swiftly and deliberately to safeguard our employees and business operations as we proactively support our customers and continue operating in this unprecedented business environment in which we find ourselves. We have implemented our business continuity plans and our incident steering team is in place to respond to changes in our environment quickly and effectively. As a result of the COVID-19 pandemic, we instructed employees at many of our offices across the globe (including our corporate headquarters) to work from home on a temporary basis and have implemented travel restrictions.

In the face of the unfolding situation, our Company was able to largely continue our operations and serve our customers’ equipment and immediate liquidity needs through our platform of auction technology solutions and online auction capabilities. In addition to running our IronPlanet weekly featured online auction, our online Marketplace-E solution and GovPlanet online auctions, we modified and transitioned all our traditional live onsite industrial auctions to online bidding. With these live events transitioning to online bidding, Sellers were granted access to drop off their equipment for sale to our physical auction yards prior to the online event under the strictest of safety and health guidelines. Buyers were still able to visit our live auction sites in advance of the virtual auctions to conduct inspections and pick up equipment post auction, but we restricted any attendance at our live theatres. These rigid guidelines were instituted for equipment drop off, buyer inspections and post auction pickup of equipment to ensure the highest regard for the safety of our employees and customers. In addition, where auctioneers were not able to attend physical site, we used Time Auctioned Lots (TAL) solutions for selected International and on-the-farm agriculture events.

In response to these rapidly changing market conditions, we are taking all appropriate steps to be prudent on expenses and other cash outflows. Our priority is to support our employees during this time, and we continue to actively monitor the situation and changing dynamics in each of our respective regions and will adjust our operations as necessary. To this date, layoffs or furlough activities have been limited in scope. While we have a solid balance sheet and strong liquidity position as of March 31, 2020 with $290.1 million of unrestricted cash and $461.7 million of unused committed capacity under our revolving credit facility, we are prudently also taking steps to maximize positive cash flow and have developed comprehensive contingency plans should the COVID-19 pandemic have a prolonged adverse impact on our business impeding our ability to generate revenue.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of the pandemic and related restrictions placed by oversight bodies and respective global governments, as well as supply and demand impacts driven by our consignor and buyer base, all of which are uncertain and cannot be easily predicted. Although at the time of this filing, we have been permitted to continue operating our modified live site operations in nearly all of the jurisdictions in which we operate, there is no assurance that we will be permitted to operate our live sites under every future government order or other restriction and in every location. If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit our operations at, or temporarily close, certain live site locations in the future. Any such limitations or closures could have an adverse impact on our ability to service our customers and on our business, and results of operations.

Ritchie Bros.	24

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state, provincial and local public health authorities and may take additional actions based on their recommendations. We will continuously review and assess the pandemic’s impacts on our customers, our suppliers and our business so that we can seek to address the effect on our business and service our customers. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan and auction schedule. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it and the long-term implications to local or global economies. It is not easily discernable at this time to understand the real effects of the COVID-19 pandemic on equipment supply, buyer demand and potential pricing volatility, nor do we understand the potential impact on our buyers’ ability to pay or secure financing. Additionally, there is a level of uncertainty on the impact COVID-19 may have on our third party vendors, partners and the service providers we currently do business with today. Their ability to partner with us may be temporarily or permanently constrained and for some, the business terms under which they continue to partner with us could change as they manage their business through these unprecedented times. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the future impacts of the COVID-19 pandemic on our business operations, results of operations, cash flows, financial performance or the ability to pay dividends.

Service Offerings

We offer our equipment seller and buyer customers multiple distinct, complementary, multi-channel brand solutions that address the range of their needs. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used equipment available to them. For a complete listing of channels and brand solutions available under our Auctions & Marketplace ("A&M") segment, as well as our Other services segment, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

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

Value-added services

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

The restrictions imposed and effects of the overall economic environment as a result of the COVID-19 pandemic may continue to impact these trends.

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

Inventory sales revenue can fluctuate significantly, as it changes based on whether our customers sell using a straight or guarantee commission contract, or an inventory contract at time of selling. Straight or guarantee commission contracts will result in the commission being recognized as service revenue, while inventory contracts will result in the gross transaction value of the equipment sold being recorded as inventory sales revenue with the related cost recognized in cost of inventory sold. As a result, a change in the revenue mix between service revenues and revenue from inventory sales can have a significant impact on revenue growth percentages.

Ritchie Bros.	25

Performance Overview

Net income attributable to stockholders increased 26% to $22.8 million compared to $18.2 million in Q1 2019. Diluted earnings per share (“EPS”) attributable to stockholders increased 24% to $0.21 per share in Q1 2020 compared to $0.17 per share in Q1 2019.

Consolidated results:

●	Total revenue in Q1 2020 decreased 10% to $273.3 million as compared to Q1 2019
o	Service revenue in Q1 2020 increased 6% to $183.1 million as compared to Q1 2019
o	Inventory sales revenue in Q1 2020 decreased 31% to $90.1 million as compared to Q1 2019
●	Total selling, general and administrative expenses (“SG&A”) in Q1 2020 increased 3% to $98.4 million as compared to Q1 2019
●	Operating income in Q1 2020 increased 1% to $34.1 million as compared to Q1 2019
●	Cash provided by operating activities was $4.1 million for the first three months of 2020
●	Cash on hand at Q1 2020 was $355.9 million, of which $290.1 million was unrestricted

Auctions & Marketplaces segment results:

●	GTV in Q1 2020 decreased 2% to $1.1 billion compared to Q1 2019
●	A&M total revenue in Q1 2020 decreased 11% to $244.9 million as compared to Q1 2019
o	Service revenue in Q1 2020 increased 8% to $154.7 million as compared to Q1 2019
o	Inventory sales revenue in Q1 2020 decreased 31% to $90.1 million as compared to Q1 2019

Other Services segment results:

●	Other Services total revenue in Q1 2020 decreased 2% to $28.4 million as compared to Q1 2019
●	RBFS revenue in Q1 2020 increased 16% to $7.3 million as compared to Q1 2019

Other Company developments:

●	On February 27, 2020, the Company announced the appointment of Carmen Thiede as Chief Human Resources Officer, effective April 13, 2020.
●	On March 19, 2020, the Company announced the appointment of Baron Concors as Chief Information Officer, effective March 23, 2020.

Ritchie Bros.	26

Results of Operations

Financial overview

	Three months ended March 31,
			% Change
(in U.S. $000's, except EPS and percentages)	2020	2019	2020 over 2019
Service revenue:
Commissions	$93,484	$92,280	1%
Fees	89,639	80,092	12%
Total service revenue	183,123	172,372	6%
Inventory sales revenue	90,132	131,057	(31)%
Total revenue	273,255	303,429	(10)%
Service revenue as a % of total revenue	67.0%	56.8%	1,020	bps
Inventory sales revenue as a % of total revenue	33.0%	43.2%	(1,020)	bps
Costs of services	39,355	36,069	9%
Cost of inventory sold	81,585	120,475	(32)%
Selling, general and administrative expenses	98,385	95,184	3%
Operating expenses	239,173	269,841	(11)%
Cost of inventory sold as a % of operating expenses	34.1%	44.6%	(1,050)	bps
Operating income	34,082	33,588	1%
Operating income margin	12.5%	11.1%	140	bps
Net income attributable to stockholders	22,809	18,164	26%
Diluted earnings per share attributable to stockholders	$0.21	$0.17	24%
Effective tax rate	19.8%	26.8%	(700)	bps

Total GTV	1,147,025	1,174,681	(2)%
Service revenue as a % of total GTV- Rate	16.0%	14.7%	130	bps
Inventory sales revenue as a % of total GTV-Mix	7.9%	11.2%	(330)	bps

Total revenue

Total revenue decreased 10% to $273.3 million due to a 31% decrease in inventory sales revenue, partially offset by a 6% increase in service revenue.

In Q1 2020, total service revenue increased 6% with commissions revenue increasing 1% and fee revenue increasing 12%. The increase in commissions revenue was in line with higher Service GTV. The increase in fee revenue was driven primarily by the full harmonization of buyer fees, higher volume and fee rates at our Leake auction and GovPlanet platform, greater proportion of small value lots and continued growth in RBFS fee revenue. This increase was partially offset by lower RB Logistics revenue earned due to lower activity in the International region during the quarter.

Inventory sales revenue as a percent of total GTV decreased to 7.9% in Q1 2020 compared to 11.2% in prior quarter.

In Q1 2020, inventory sales revenue decreased 31% primarily related to selling through certain non-repeating large inventory deals from Europe and Asia in Q1 2019, and a decrease in volume of inventory contracts at our Orlando auction compared to the prior year. We also had lower inventory contracts in our Australia region in Q1 2020 compared to prior quarter.

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

For Q1 2020, income tax expense decreased 15% to $5.6 million, compared to an income tax expense of $6.6 million for the same period in Q1 2019. Our effective tax rate decreased 700 bps to 19.8% in Q1 2020, compared to 26.8% in Q1 2019. Decrease in the effective tax rate for Q1 2020 was primarily due to the reduced impact of the US tax reform and a greater proportion of annual income subject to tax in jurisdictions with lower tax rates.

Ritchie Bros.	27

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

On April 8, 2020, the United States Department of Treasury and the Internal Revenue Service ("IRS") published final regulations providing guidance addressing hybrid financing arrangements that were introduced in the TCJA. We have recorded income tax benefits of approximately $6.0 million in the twelve months ended December 31, 2019 and $1.0 million in the three months ended March 31, 2020 which will be denied by these final regulations. As a result, we will be reflecting an unfavourable adjustment of approximately $7.0 million in our second quarter earnings to reflect these denied benefits.

Net income

Net income attributable to stockholders increased 26% to $22.8 million from $18.2 million in Q1 2019, in line with higher operating income and also due to $1.7 million of contingent consideration received related to the disposition of an equity investment. Net income attributable to stockholders also increased due to lower net interest expenses and lower effective tax rate during Q1 2020.

Diluted EPS

Diluted EPS attributable to stockholders increased 24% to $0.21 per share for Q1 2020 from $0.17 per share in Q1 2019.

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S dollar	2020	2019	2020 over 2019
Period-end exchange rate
Canadian dollar	0.7097	0.7491	(5)%
Euro	1.1025	1.1218	(2)%
Australian dollar	0.6118	0.7096	(14)%
Average exchange rate -Three months ended March 31,
Canadian dollar	0.7453	0.7524	(1)%
Euro	1.1031	1.1355	(3)%
Australian dollar	0.6575	0.7124	(8)%

For Q1 2020, foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were primarily due to the fluctuations in the Euro, Canadian dollar, and Australian dollar exchange rates relative to the U.S. dollar.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of an equity accounted for investment, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. There were no adjusting items in Q1 2020 or Q1 2019.

Adjusted net income attributed to stockholders (non-GAAP measure) increased 26% to $22.8 million in Q1 2020.

Diluted Adjusted EPS attributable to stockholders (non-GAAP measure) increased 24% to $0.21 from $0.17 in Q1 2019.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (non-GAAP measure) increased 8% to $56.1 million in Q1 2020.

Debt at the end of Q1 2020, represented 4.3 times net income as at and for the 12 months ended March 31, 2020. This compares to debt at Q1 2019, which represented 5.8 times net income as at and for the 12 months ended March 31, 2019. The decrease in this debt/net income multiplier was primarily due to lower debt balances at March 31, 2020 compared to March 31, 2019, as a result of our voluntary and involuntary debt repayments. The adjusted net debt/adjusted EBITDA (non-GAAP measure) was 1.3 times as at and for the 12 months ended March 31, 2020 compared to 1.7 times as at and for the 12 months ended March 31, 2019.

Ritchie Bros.	28

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our Other services segment, is available in our Annual Report on Form 10-K for the year ended December 31, 2019.

	Three months ended March 31, 2020
(in U.S $000's)	A&M	Other	Consolidated
Service revenue	$154,743	$28,380	$183,123
Inventory sales revenue	90,132	—	90,132
Total revenue	244,875	28,380	273,255
Ancillary and logistical service expenses	—	12,758	12,758
Other costs of services	25,095	1,502	26,597
Cost of inventory sold	81,585	—	81,585
SG&A expenses	91,585	6,800	98,385
Segment profit	$46,610	$7,320	$53,930

	Three months ended March 31, 2019
(in U.S $000's)	A&M	Other	Consolidated
Service revenue	$143,437	$28,935	$172,372
Inventory sales revenue	131,057	—	131,057
Total revenue	274,494	28,935	303,429
Ancillary and logistical service expenses	—	13,759	13,759
Other costs of services	20,817	1,493	22,310
Cost of inventory sold	120,475	—	120,475
SG&A expenses	89,182	6,002	95,184
Segment profit	$44,020	$7,681	$51,701

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019
Service revenue	$154,743	$143,437	8%
Inventory sales revenue	90,132	131,057	(31)%
Total revenue	244,875	274,494	(11)%
A&M service revenue as a % of total A&M revenue	63.2%	52.3%	1090	bps
Inventory sales revenue as a % of total A&M revenue	36.8%	47.7%	(1,090)	bps
Costs of services	25,095	20,817	21%
Cost of inventory sold	81,585	120,475	(32)%
SG&A expenses	91,585	89,182	3%
A&M segment expenses	$198,265	$230,474	(14)%
Cost of inventory sold as a % of A&M expenses	41.1%	52.3%	(1,120)	bps
A&M segment profit	$46,610	$44,020	6%
Total GTV	1,147,025	1,174,681	(2)%
A&M service revenue as a % of total GTV- Rate	13.5%	12.2%	130	bps

Ritchie Bros.	29

Gross Transaction Value

We believe it is meaningful to consider revenue in relation to GTV. GTV by channel and by revenue type are presented below for the comparative reporting period.

GTV by Channel

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019
Live on site auctions	$910,002	$971,599	(6)%
Percentage of total	79.3%	82.7%
Online marketplaces including featured (1) and other (2)	237,023	203,082	17%
Percentage of total	20.7%	17.3%
GTV	$1,147,025	$1,174,681	(2)%

Percentage of total GTV purchased by online buyers
Live on site auctions	69.0%	55.0%	1,400	bps
Online marketplaces including featured(1) and other(2)	100.0%	100.0%	0	bps
Total GTV	75.0%	60.0%	1,500	bps
(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E.

GTV decreased 2% to $1.1 billion in Q1 2020 compared to Q1 2019. Due to the spread of the COVID-19 virus and the social distancing restrictions put in place by local jurisdictions in the quarter to control the pandemic, we transitioned all our remaining traditional live on site auctions to online formats utilizing our existing online bidding technology and simultaneously ceased all public attendance at our live auction theaters. Our core online auction channels (IronPlanet.com, GovPlanet.com, Marketplace-E) continued to operate as usual.

To facilitate the live auction process transition to a virtual platform and under strict safety guidelines, we enabled equipment drop off at our physical yards prior to the online event, with buyers able to conduct inspections pre-auction and collect equipment post auction. In addition, where auctioneers were not able to attend a physical site, we used Time Auctioned Lots (TAL) solutions for selected International and on-the-farm agriculture events.

GTV recognized through online bidding at live on site auctions and TAL have been counted towards the Live on site auction metrics. The percentage of live GTV dollars that transacted on TAL rose to 13%, up from 8% in the prior year.

Live on site GTV decreased 6% to $910.0 million. Due to local emergency measures and Shelter-In-Place orders, we had to postpone four live auctions in the first quarter which adversely impacted our GTV volume. Those four sites generated $63.0 million of GTV in the prior year. The postponements included the (1) Narita, Japan (2) Caorso, Italy (3) Montreal, Canada and (4) Los Angeles, US auctions. These postponed auctions have all been rescheduled to take place in the second quarter.

Also due to the COVID-19 pandemic, we shifted our Brisbane, Australia live auction to our online platform. We also experienced softness in the International region due to the continuing economic uncertainty in certain markets within Europe and Asia, which was further exacerbated by COVID-19. International also had lower volume of inventory contracts in Europe and Asia as we cycled large inventory packages from last year. Partially offsetting these declines, our US region experienced strong year over year performance in US live auctions, particularly in Las Vegas and Texas, overcoming a lower GTV at our Orlando auction compared to last year.

Online marketplaces GTV increased 17% primarily due to the shift of the Brisbane, Australia live auction to our online platform, and increased volume from US strategic accounts and GovPlanet. In addition, we had higher activity from our Canada Marketplace-E platform.

Online bidding

Across all channels, 75% of total GTV was purchased by online buyers in Q1 2020 compared to 60% in Q1 2019. The increase in internet bidders and online buyers is a direct impact of the COVID-19 pandemic as we pivoted to 100% online bidding at our live auctions where onsite attendance was not permitted. Prior to the COVID-19 pandemic restrictions, 67% of total GTV was purchased by online buyers in Q1 2020.

Ritchie Bros.	30

GTV by Revenue Type

	Three months ended March 31,
			% Change
(in U.S. $000's)	2020	2019	2020 over 2019
Service GTV	$1,056,893	$1,043,624	1%
Percentage of total	92.1%	88.8%
Inventory GTV	90,132	131,057	(31)%
Percentage of total	7.9%	11.2%
GTV	$1,147,025	$1,174,681	(2)%

In Q1 2020, Service GTV increased 1%, while Inventory GTV decreased 31%. The 31% decrease in Inventory GTV is due to certain non-repeat large inventory deals from Europe and Asia in Q1 2019, and a decrease in volume of inventory contracts at our Orlando auction compared to the prior year. We also had a decrease in inventory contracts in our Australia region.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which includes inventory and guarantee contracts, decreased to 15.0% in Q1 2020, compared to 16.5% in Q1 2019, primarily due to lower inventory contracts.

Industrial Live On Site Metrics

Total industrial live on site auction metrics

	Three months ended March 31,
			% Change
	2020	2019	2020 over 2019
Number of auctions	30	35	(14)%
Bidder registrations	161,050	143,000	13%
Consignors	10,950	11,550	(5)%
Buyers	29,900	30,750	(3)%
Lots	82,400	86,250	(4)%

In Q1 2020, we held five fewer industrial live on site auction, which led to a 2% decrease in our GTV from our live on site auctions. Due to the developments of the COVID-19 pandemic during the quarter, we postponed four industrial live on site auctions and transferred one live on site auction to our online platform.

In Q1 2020, the total number of industrial lots decreased 4% to 82,400, and the total number of lots including agricultural lots decreased 2% to 85,850, primarily due to fewer industrial live on site auctions held as discussed above.

GTV on a per lot basis generated at our industrial live on site auctions decreased 3% to $10,640 in Q1 2020 compared to $11,000 in Q1 2019, primarily due to price softening of transportation equipment.

12 months average metrics per industrial live on site auction

	12 months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019
GTV	$20.6 million	$21.2 million	$(3)%
Bidder registrations	3,971	3,164	26%
Consignors	308	300	3%
Lots	2,216	2,089	6%

For the 12 months ended March 31, 2020, we saw a decrease in average GTV per industrial auction compared to the prior year period due to a higher proportion of low value lots.

Ritchie Bros.	31

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

Our Sales Force Productivity for the trailing 12-month period ended March 31, 2020 was $12.1 million per Revenue Producer compared to $11.6 million per Revenue Producer for the trailing 12-month period ended March 31, 2019.

A&M revenue

Total A&M revenue was $244.9 million, a decrease of $29.6 million, or 11%, from Q1 2019.

A&M revenue by geographical region are presented below:

	Three months ended March 31,
			% Change
(in U.S. $000's)	2020	2019	2020 over 2019
United States
Service revenue	$120,339	$102,975	17%
Inventory sales revenue	56,948	67,944	(16)%
A&M revenue- United States	177,287	170,919	4%
Canada
Service revenue	18,560	19,768	(6)%
Inventory sales revenue	8,195	3,785	117%
A&M revenue- Canada	26,755	23,553	14%
International
Service revenue	15,844	20,694	(23)%
Inventory sales revenue	24,989	59,328	(58)%
A&M revenue- International	40,833	80,022	(49)%
Total
Service revenue	154,743	143,437	8%
Inventory sales revenue	90,132	131,057	(31)%
A&M total revenue	244,875	274,494	(11)%

United States

In Q1 2020, service revenue increased 17% primarily due to an increase in fees revenue driven by our full harmonization of buyer fees implemented in Q2 2019, fee growth from higher GTV, and fees earned from our 2020 Leake auction and GovPlanet platform. We earned additional fees from a greater proportion of small value lots. Service revenue in the US also increased due to commissions earned from higher rates on our guarantee contracts, and higher volumes on Service GTV growth. Inventory sales revenue decreased 16% as we had strategically accepted a large volume of inventory contracts to secure equipment supply for our 2019 Orlando auction that did not repeat in 2020.

Canada

In Q1 2020, service revenue decreased 6% primarily due to lower commissions and fees earned on lower Service GTV as a result of postponing our Montreal auction. This was partially offset by an increase in fees revenue driven by the full harmonization of buyer fees. Inventory sales revenue increased 117% primarily due to a large equipment dispersal in Q1 2020.

International

In Q1 2020, service revenue decreased 23% primarily due to less commission and fee revenue earned on lower GTV. GTV decreased due to the delay of two industrial live on site auctions as impacted by the COVID-19 pandemic, and lower volume of contracts in this region. Partially offsetting the decrease in service revenue was an increase in fee revenue due to the buyer fee harmonization and an increase in the proportion of small value lots. Inventory sales revenue decreased 58% with the non-repeat of supply contracts in Europe and Asia garnered in a more favourable supply environment.

Costs of services

A&M costs of services increased 21% to $25.1 million in Q1 2020 compared to Q1 2019. A&M costs of services increased at a higher rate than service GTV due to additional facilities costs incurred to support our Q1 2020 Leake auction and expenses incurred to support our GovPlanet surplus contracts. Due to the COVID-19 pandemic and our restriction on onsite attendance at our live auction facilities, we incurred more marketing costs to promote the changes to our customers.

Ritchie Bros.	32

Cost of inventory sold

A&M cost of inventory sold decreased 32% to $81.6 million in Q1 2020 compared to Q1 2019, primarily in line with lower activity in inventory sales revenue. Cost of inventory sold decreased at a higher rate than the decrease of inventory sales revenue, indicating an increase in the revenue margin. The margin improved with the non-repeat of equipment sold at lower price performance in prior year within the International region.

SG&A expenses

A&M SG&A expenses increased 3% to $91.6 million in Q1 2020 compared to Q1 2019. The increase was primarily due to additional investments to support our growth initiatives, and partially offset by lower share-based payments. SG&A expenses also increased due to higher travel, advertising and promotion costs.

Other Services Segment

	Three months ended March 31,
			% Change
(in U.S. $000's)	2020	2019	2020 over 2019
Service revenue	$28,380	$28,935	(2)%
Ancillary and logistical service expenses	12,758	13,759	(7)%
Other costs of services	1,502	1,493	1%
SG&A expenses	6,800	6,002	13%
Other services profit	$7,320	$7,681	(5)%

Other Services revenue decreased 2% to $28.4 million primarily due to $2.2 million lower revenue from RB Logistics caused by lower inventory sales in Europe requiring logistics. This decrease was partially offset by higher revenue in RBFS of $1.0 million, Mascus of $0.3 million, and Ancillary of $0.3 million.

RBFS revenue increased 16% in Q1 2020 driven by an increase in the rate of fees earned from facilitating financing arrangements, partially offset by lower funded volume. Our funded volume, which represents the amount of lending brokered by RBFS, decreased 3% to $115.9 million in Q1 2020, and decreased 1% when excluding the impact of foreign exchange.

Other Services profit decreased 5% to $7.3 million primarily due to higher cost of services driven by our Ancillary operations and SG&A expenses from RBFS. The lower revenue from RB Logistics resulted in a similar magnitude of decrease in logistical service expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities.

In Q1 2020, our operations were not materially impacted by the COVID-19 pandemic. However, with rapidly changing global markets and economic environments, there is significant uncertainty as to the future impact on our business and liquidity. Today we believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. With the future uncertainty, we will continue to evaluate the nature and extent of any impacts to our liquidity as events unfold. Our future growth strategies continue to include but are not limited to the development of our A&M, RBFS, and Mascus operating segments, as well as other growth opportunities including mergers and acquisitions.

We assess our liquidity based on our ability to generate cash to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, payment of dividends, voluntary repayments of term debt, share repurchases, our net capital spending, and significant acquisitions of businesses.

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

Ritchie Bros.	33

Cash flows

	Three months ended March 31,
			% Change
(in U.S. $000's)	2020	2019	2020 over 2019
Cash provided by (used in):
Operating activities	$4,132	$71,903	(94)%
Investing activities	(7,274)	(8,164)	(11)%
Financing activities	(48,361)	(44,696)	8%
Effect of changes in foreign currency rates	(12,828)	(1,376)	832%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(64,331)	$17,667	(464)%

Cash provided by operating activities decreased $67.8 million in the first three months of 2020. This decrease was primarily due to a net negative impact in our operating assets and liabilities that was driven by changes in inventory levels and the timing of auctions over the comparative period. At the end of 2018, we saw particularly high levels of inventory in Europe and the US, which turned over in 2019. In Q1 2019 alone, inventory levels decreased $37.8 million. This compares to a $3.2 million decrease in inventory levels in Q1 2020. The change in our operating assets and liabilities in Q1 2020 was negatively impacted by the delay of the Los Angeles and Montreal auctions to Q2 2020 due to COVID-19. The decrease in cash provided by changes in our operating assets and liabilities in Q1 2020 was partially offset by an increase in our net income over the comparative period.

Net cash used in investing activities decreased $0.9 million in the first three months of 2020. This decrease was primarily due to $4.2 million of proceeds on the distribution of equity investments in Q1 2020, $1.7 million of proceeds on contingent consideration from equity investments, partially offset by $2.3 million higher intangible asset and property, plant and equipment additions, as well as $2.8 million of net changes in other investing activities over the comparative period.

Net cash used in financing activities increased $3.7 million in the first three months of 2020. This increase was driven primarily by our $53.2 million share repurchase in Q1 2020. It was partially offset by a net $40.3 million increase in net proceeds from short-term debt over the comparative period and $10.0 million of voluntary term debt repayments in Q1 2019.

Dividend information

We declared and paid a regular cash dividend of $0.18 per common share for the quarter ended March 31, 2019. We declared and paid regular cash dividends of $0.20 per common share for the quarters ended June 30, 2019, September 30, 2019, and December 31, 2019. We have declared, but not yet paid, a dividend of $0.20 per common share for the quarter ended March 31, 2020. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 55.2% for the 12 months ended March 31, 2020 from 62.9% for the 12 months ended March 31, 2019. This decrease is primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio (non-GAAP measure) decreased to 56.5% for the 12 months ended March 31, 2020 from 64.9% for the 12 months ended March 31, 2019.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 220 bps to 10.2% for the 12-month period ending March 31, 2020 from 8.0% for the 12-month period ending March 31, 2019. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period, as well as a decrease in average stockholders’ equity and long-term debt. Return on invested capital (“ROIC”) (non-GAAP measure) increased 230 bps to 10.0% during the 12 months ended March 31, 2020 compared to 7.7% for the 12 months period ending March 31, 2019.

Ritchie Bros.	34

Credit facilities

Credit facilities at March 31, 2020 and December 31, 2019 were as follows:

(in U.S. $000's, except percentages)	March 31, 2020	December 31, 2019	% Change
Committed
Term loan facility	$139,785	$155,355	(10)%
Revolving credit facilities	500,000	500,000	0%
Total credit facilities	$639,785	$655,355	(2)%
Unused
Revolving credit facilities	461,661	489,937	(6)%
Total credit facilities unused	$461,661	$489,937	(6)%

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2020.

Our ability to borrow under our syndicated revolving credit facility is subject to compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant. In the event of sustained deterioration of global markets and economies, we expect the covenants pertaining to our leverage ratio would be the most restrictive to our ability to access funding under our credit agreement. We continue to assess the impact of the COVID-19 pandemic on our business and evaluate courses of action to maintain current levels of liquidity and compliance with our debt covenants.

Share repurchase program

On May 8, 2019, our Board of Directors authorized a share repurchase program for the repurchase of up $100 million worth of our common shares (subject to the Toronto Stock Exchange approval) over a total period of 12 months, ending May 8, 2020.

For the three months ended March 31, 2020, we executed the following share repurchases at a total cost of $53.2 million.

Issuer purchases of equity securities
(d) Maximum
			(c) Total number of	approximate dollar
			shares purchased as	value of shares that
	(a) Total number of shares	(b) Average price paid	part of publicly	may yet be purchased
	purchased	per share	announced program	under the program
March 5-23, 2020	1,525,312	$34.85	1,525,312	$4.8 million

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. The COVID-19 pandemic resulted in significant global economic disruption, which can cause a greater degree of uncertainty around our long-term cash projections. As a result, we have further evaluated our judgments and estimates, particularly in the following areas:

●	Recoverability of goodwill;
●	Recoverability of long-lived and indefinite-lived assets;
●	Recoverability of trade and other receivables; and
●	Valuation of inventories.

Ritchie Bros.	35

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

Recoverability of goodwill

We perform impairment tests on goodwill and indefinite-lived intangible assets on an annual basis in accordance with US GAAP, or more frequently if events or changes in circumstances indicate that those assets might be impaired. Goodwill is tested for impairment at a reporting unit level, which is at the same level or one level below an operating segment. We determined our reporting units to be at the same level as our operating segments for A&M and Mascus.

In accordance with Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), we begin with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units have generated sufficient returns to recover the cost of goodwill.

A&M reporting unit

For the quarter ended March 31, 2020, we performed a qualitative assessment of the A&M reporting unit with consideration of the current global economic downturn as a result of the COVID-19 pandemic and we concluded there were no indicators of impairment that existed.

Mascus reporting unit

For the quarter ended March 31, 2020, we performed a qualitative assessment of the Mascus reporting unit with consideration of the current global economic downturn as a result of the COVID-19 pandemic and we concluded there were no indicators of impairment that existed.

Recoverability of long-lived and indefinite-lived assets

We test long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows. As a result of the COVID-19 pandemic, we reviewed for any events or changes in circumstances that indicate the carrying amount of our long-lived assets may not be recoverable. Our assessment concluded that despite the economic impact of the COVID-19 pandemic, we believe the carrying amounts of our long-lived assets are recoverable as at March 31, 2020.

Indefinite-lived intangible assets are tested at least annually for impairment, and between annual tests if indicators of potential impairment exist. Amid the COVID-19 pandemic, we determined there are potential indicators of impairment and prepared an assessment of qualitative factors to determine the existence of events or circumstances that would indicate whether it is more likely than not that the carrying amount of the indefinite-lived intangible asset is less than its fair value. Based on our qualitative assessment, we determined there were no indicators of impairment of our indefinite-lived intangible assets at March 31, 2020.

Recoverability of trade receivables

Our trade receivables are generally secured by the equipment, and we determined the COVID-19 pandemic did not have a significant impact on our allowance for expected credit losses. Refer to Note 11 of the financial statements, Trade Receivables, regarding the activity in the allowance for expected credit losses.

Ritchie Bros.	36

Valuation of inventories

Inventory consists of equipment and other assets purchased for resale in an upcoming live on site auction or online marketplace event. We typically purchase inventory for resale through a competitive process where the consignor or vendor has determined this to be the preferred method of disposition through the auction process. We value our Inventory at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation.

For the quarter ended March 31, 2020, we reviewed our inventories balance to ensure that it is recorded at the lower of cost and net realizable value. Specific consideration was given to the impact on the net realizable value of our inventories balance given the global economic downturn triggered by the COVID-19 pandemic.

Adoption of New Standards

Topic 326

Effective January 1, 2020, we adopted Topic 326, which replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the standard had no material effect on the carrying value of our financial assets on the transition date.

Topic 842

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). Refer to Note 18 of the financial statements, Leases, for a discussion of our lease accounting.

Other

During the quarter, we adopted Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

In addition, effective January 1, 2020, we adopted ASU 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40), Customer’s Accounting for implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract on a prospective basis. For a discussion of our new and amended accounting standards refer to Note 1 of the financial statements, Summary of significant accounting policies.

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

There were no adjusting items in Q1 2020 or in the comparative prior period.

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019
Operating income	$34,082	$33,588	1%
Adjusted operating income*	$34,082	$33,588	1%
(1)	Adjusted operating income* represents operating income excluding the effects of adjusting items.

Ritchie Bros.	37

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

There were no adjusting items in Q1 2020 or in the comparative prior period.

	Three months ended March 31,
			% Change
(in U.S. $000's, except share and per share data, and percentages)	2020	2019	2020 over 2019
Net income attributable to stockholders	$22,809	$18,164	26%
Adjusted net income attributable to stockholders*	$22,809	$18,164	26%
Weighted average number of dilutive shares outstanding	110,482,837	110,044,213	0%
Diluted earnings per share attributable to stockholders	$0.21	$0.17	24%
Diluted adjusted EPS attributable to Stockholders*	$0.21	$0.17	24%
(1)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(2)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Adjusted EBITDA*

We believe adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* to net income, which is the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019
Net income	$22,829	$18,172	26%
Add: depreciation and amortization expenses	19,293	17,115	13%
Add: interest expense	9,182	10,816	(15)%
Less: interest income	(873)	(855)	2%
Add: income tax expense	5,648	6,639	(15)%
Adjusted EBITDA*	$56,079	$51,887	8%
(1)	Please refer to page 42 for a summary of adjusting items during the three months ended March 31, 2020 and March 31, 2019.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.

Ritchie Bros.	38

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

The following table reconciles adjusted net debt* to debt, adjusted EBITDA* to net income, and adjusted net debt*/ adjusted EBITDA* to debt/ net income, respectively, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	As at and for the 12 months ended March 31,
					% Change
(in U.S. $millions, except percentages)	2020		2019		2020 over 2019
Short-term debt	$33.1		$8.7		280%
Long-term debt	630.5		703.3		(10)%
Debt	663.6		712.0		(7)%
Less: Cash and cash equivalents	290.1		266.5		9%
Adjusted net debt*	373.5		445.5		(16)%
Net income	$153.8		$122.5		26%
Add: depreciation and amortization expenses	72.7		67.5		8%
Add: interest expense	39.6		44.0		(10)%
Less: interest income	(3.8)		(3.4)		12%
Add: income tax expense	40.6		32.4		25%
Pre-tax adjusting items:
Share-based payment expense recovery	(4.1)		—		(100)%
Severance and retention	—		1.5		(100)%
Gain on sale of equity accounted for investment	—		(4.9)		100%
Adjusted EBITDA*	$298.8		$259.6		15%
Debt/net income	4.3	x	5.8	x	(26)%
Adjusted net debt*/adjusted EBITDA*	1.3	x	1.7	x	(24)%
(1)	Please refer to page 42 for a summary of adjusting items during the trailing 12-months ended March 31, 2020 and March 31, 2019.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt*/adjusted EBITDA* is calculated by dividing adjusted net debt* by adjusted EBITDA*.

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

The following table reconciles OFCF* to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	12 months ended March 31,
			% Change
(in U.S. $ millions, except percentages)	2020	2019	2020 over 2019
Cash provided by operating activities	$265.0	$148.9	78%
Property, plant and equipment additions	14.3	17.1	(16)%
Intangible asset additions	29.0	24.7	17%
Proceeds on disposition of property plant and equipment	(6.0)	(9.8)	(39)%
Net capital spending	$37.3	$32.0	17%
OFCF*	$227.7	$116.9	95%
(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	39

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

The following table reconciles adjusted net income attributable to stockholders* and adjusted dividend payout ratio* to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	12 months ended March 31,
			%Change
(in U.S. $millions, except percentages)	2020	2019	2020 over 2019
Dividends paid to stockholders	$84.9	$77.0	10%
Net income attributable to stockholders	$153.7	$122.5	25%
Pre-tax adjusting items:
Share-based payment expense recovery	(4.1)	—	(100)%
Severance and retention	—	1.5	(100)%
Gain on sale of equity accounted for investment	—	(4.9)	100%
Current income tax effect of adjusting items:
Severance and retention	—	(0.4)	100%
Deferred income tax effect of adjusting items:
Share-based payment expense recovery	0.7	—	100%
Adjusted net income attributable to stockholders*	$150.3	$118.7	27%
Dividend payout ratio	55.2%	62.9%	(770)	bps
Adjusted dividend payout ratio*	56.5%	64.9%	(840)	bps
(1)	Please refer to page 42 for a summary of adjusting items during the trailing 12-months ended March 31, 2020 and March 31, 2019.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Adjusted dividend payout ratio* is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders*.

Ritchie Bros.	40

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

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended March 31,
			% Change
(in U.S. $millions, except percentages)	2020	2019	2020 over 2019
Net income attributable to stockholders	$153.7	$122.5	25%
Pre-tax adjusting items:
Share-based payment expense recovery	(4.1)	—	(100)%
Severance and retention	—	1.5	(100)%
Gain on sale of equity accounted for investment	—	(4.9)	100%
Current income tax effect of adjusting items:
Share-based payment expense recovery	0.7	—	100%
Severance and retention	—	(0.4)	100%
Adjusted net income attributable to stockholders*	$150.3	$118.7	27%
Opening long-term debt	$703.3	$780.3	(10)%
Ending long-term debt	630.5	703.3	(10)%
Average long-term debt	666.9	741.8	(10)%
Opening stockholders' equity	$828.1	$752.3	10%
Ending stockholders' equity	839.8	828.1	1%
Average stockholders' equity	834.0	790.2	6%
Average invested capital	$1,500.9	$1,532.0	(2)%

Return on average invested capital	10.2%	8.0%	220	bps
ROIC*	10.0%	7.7%	230	bps
(1)	Please refer to page 42 for a summary of adjusting items during the trailing 12-months ended March 31, 2020 and March 31, 2019.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as adjusted net income attributable to stockholders* divided by average invested capital.
(4)	The adoption of Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	41

Adjusting items during the trailing 12-months ended March 31, 2020 were:

Recognized in the first quarter of 2020

●	There were no adjustment items recognized in the first quarter of 2020.

Recognized in the fourth quarter of 2019

●	$4.1 million ($3.4 million after tax, or $0.03 per diluted share) in share-based payment expense recovery related to the departure of our former CEO.

Recognized in the third quarter of 2019

●	There were no adjustment items recognized in the third quarter of 2019.

Recognized in the second quarter of 2019

●	There were no adjustment items recognized in the second quarter of 2019.

Adjusting items during the trailing 12-months ended March 31, 2019 were:

Recognized in the first quarter of 2019

●	There were no adjustment items recognized in the first quarter of 2019.

Recognized in the fourth quarter of 2018

●	There were no adjustment items recognized in the fourth quarter of 2018.

Recognized in the third quarter of 2018

●	$1.5 million ($1.1 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the IronPlanet acquisition;
●	$4.9 million ($4.9 million after tax, or $0.04 per diluted share) due to gain on sale of an equity accounted for investment.

Recognized in the second quarter of 2018

●	There were no adjustment items recognized in the second quarter of 2018.

Ritchie Bros.	42

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2020 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at March 31, 2020. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as at March 31, 2020, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ritchie Bros.	43

PART II – OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:     RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, before purchasing our common shares. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.

Except as set out below, there were no material changes in risk factors during the three months ended March 31, 2020.

Our business operations, results of operations, cash flows and financial performance may be affected by the recent COVID-19 pandemic.

An outbreak of a novel strain of coronavirus (COVID-19) has occurred, including in all of the countries in which we operate. National, state, provincial and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home.

The COVID-19 pandemic has caused certain disruptions to our business and operations and could cause further material disruptions to our business and operations in the future as a result of, among other things, quarantines, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, the businesses and needs of our customers. Depending on the extent and duration of all of the above-described effects on our business and operations and the business and operations of our customers, our costs could increase, including our costs to address the health and safety of personnel, our ability to source assets to sell may be adversely impacted, our ability to transport and/or sell the assets that we source may be adversely impacted, our ability to service certain customers could be adversely impacted, and our ability to transfer ownership to the assets that we do sell could be adversely impacted. As a result of the foregoing, our business operations, results of operations, cash flows and financial performance could be materially adversely affected.

Although we have been permitted to continue to operate our auction sites in most of the jurisdictions in which we operate, including in jurisdictions that have mandated the closure of certain businesses, we have had to either forbid customer access altogether or limit the number of customers that are able to access our auction sites; in each case leading to online-only bidding for our live auctions. There is no assurance that we will be permitted to operate under every future government order or other restriction and in every location. If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit our operations at, or close, certain auction sites and office locations in the future. Any limitations on, or closures of, our auction sites or our customers’ sites could have a material adverse impact on our ability to carry out auctions or facilitate online sales, allow customers or our inspection teams to inspect assets or allow customers to retrieve purchased assets. Any such limitations or closures could have a material adverse impact on our business operations, results of operations, cash flows and financial performance.

Ritchie Bros.	44

Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. As of the end of our first fiscal quarter of 2020 we have a strong balance sheet and do not anticipate the need to raise capital. However, we cannot predict when the macro-economic disruption stemming from the COVID-19 pandemic will ebb or when the economy will return to pre-COVID-19 pandemic levels, if at all. If the macro-economic disruption continues for prolonged periods we may need to raise capital and capital may not be available on acceptable terms, or at all. The impact of the COVID-19 pandemic on economic activity, and its effect on our sales force and our customers are uncertain at this time and could have a material adverse effect on our results, especially to the extent theses effects persist or exacerbate over an extended period of time. Additionally, any such impact could also result in financial and/or operational constraints for our service providers, buyers of the assets sold through our sales channel, as well as other counterparties, thereby increasing the risk that such counterparties default on their obligations to us.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share repurchase program

For information regarding our purchases of common shares during the three months ended March 31, 2020 pursuant to our normal course issuer bid, refer to "Part I, Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources-Share Repurchase Program" of this Form 10-Q which is incorporated into this Item by reference.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

Ritchie Bros.	45

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document

10.1	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Carmen Thiede, dated February 26, 2020
10.2	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Baron Concors, dated March 13, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

Ritchie Bros.	46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: May 7, 2020	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: May 7, 2020	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief FinancialOfficer

Ritchie Bros.	47