Form 10-Q
period 2020-06-30
RITCHIE BROS AUCTIONEERS INC
filed 2020-08-06
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 108,685,255 common shares, without par value, outstanding as of August 5, 2020.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended June 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$234,139	$234,606	$417,262	$406,978
Inventory sales revenue	154,911	158,616	245,043	289,673
Total revenue	389,050	393,222	662,305	696,651

Operating expenses:
Costs of services	39,448	50,268	78,803	86,337
Cost of inventory sold	143,134	149,818	224,719	270,293
Selling, general and administrative expenses	100,632	97,714	199,017	192,898
Acquisition-related costs	—	38	—	707
Depreciation and amortization expenses	17,857	17,112	37,150	34,227
Gain on disposition of property, plant and equipment	(1,213)	(101)	(1,260)	(250)
Foreign exchange loss	392	403	994	881
Total operating expenses	300,250	315,252	539,423	585,093
Operating income	88,800	77,970	122,882	111,558

Interest expense	(8,882)	(10,117)	(18,064)	(20,933)
Other income, net	857	1,679	4,434	3,718
Income before income taxes	80,775	69,532	109,252	94,343

Income tax expense	27,656	15,401	33,304	22,040
Net income	$53,119	$54,131	$75,948	$72,303

Net income attributable to:
Stockholders	$53,043	$54,036	$75,851	$72,200
Non-controlling interests	76	95	97	103
Net income	$53,119	$54,131	$75,948	$72,303

Earnings per share attributable to stockholders:
Basic	$0.49	$0.50	$0.70	$0.66
Diluted	$0.49	$0.49	$0.69	$0.66

Weighted average number of shares outstanding:
Basic	108,387,490	108,707,708	108,818,903	108,725,871
Diluted	109,323,343	109,942,768	109,903,808	109,982,763

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$53,119	$54,131	$75,948	$72,303
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	10,764	2,457	(5,105)	823
Total comprehensive income	$63,883	$56,588	$70,843	$73,126

Total comprehensive income attributable to:
Stockholders	$63,795	$56,486	$70,743	$73,028
Non-controlling interests	88	102	100	98
	$63,883	$56,588	$70,843	$73,126

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets

Cash and cash equivalents	$389,720	$359,671
Restricted cash	148,293	60,585
Trade and other receivables	334,488	142,627
Less: allowance for credit losses	(4,559)	(5,225)
Inventory	63,089	64,956
Other current assets	27,486	50,160
Income taxes receivable	3,937	6,810
Total current assets	962,454	679,584

Property, plant and equipment	475,936	484,482
Other non-current assets	131,326	145,679
Intangible assets	223,130	233,380
Goodwill	671,368	672,310
Deferred tax assets	14,299	13,995
Total assets	$2,478,513	$2,229,430

Liabilities and Equity

Auction proceeds payable	$499,415	$276,188
Trade and other payables	213,036	194,279
Income taxes payable	16,023	7,809
Short-term debt	21,980	4,705
Current portion of long-term debt	17,588	18,277
Total current liabilities	768,042	501,258

Long-term debt	614,375	627,204
Other non-current liabilities	142,518	151,238
Deferred tax liabilities	49,270	42,743
Total liabilities	1,574,205	1,322,443

Commitments and Contingencies (Note 19 and Note 20 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 108,630,537 (December 31, 2019: 109,337,781)	169,255	194,771
Additional paid-in capital	47,958	52,110
Retained earnings	746,048	714,051
Accumulated other comprehensive loss	(64,207)	(59,099)
Stockholders' equity	899,054	901,833
Non-controlling interest	5,254	5,154
Total stockholders' equity	904,308	906,987
Total liabilities and equity	$2,478,513	$2,229,430

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
Three months ended June 30, 2020	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")

Balance, March 31, 2020	108,198,739	$153,801	$46,147	$714,816	$(74,959)	$5,166	$844,971	—
Net income	—	—	—	53,043	—	76	53,119	—
Other comprehensive loss	—	—	—	—	10,752	12	10,764	—
	—	—	—	53,043	10,752	88	63,883	—
Stock option exercises	431,831	15,457	(3,086)	—	—	—	12,371	—
Issuance of common stock related to vesting of share units	(33)	(3)	(7)	—	—	—	(10)	—
Stock option compensation expense	—	—	1,543	—	—	—	1,543	—
Equity-classified share units expense	—	—	3,231	—	—	—	3,231	—
Equity-classified share units dividend equivalents	—	—	130	(130)	—	—	—	—
Cash dividends paid	—	—	—	(21,681)	—	—	(21,681)	—
Balance, June 30, 2020	108,630,537	$169,255	$47,958	$746,048	$(64,207)	$5,254	$904,308	—

Three months ended June 30, 2019

Balance, March 31, 2019	108,958,906	$189,297	$50,054	$646,614	$(57,899)	$5,063	$833,129	984
Net income	—	—	—	54,036	—	95	54,131	—
Other comprehensive income (loss)	—	—	—	—	2,450	7	2,457	—
	—	—	—	54,036	2,450	102	56,588	—
Stock option exercises	98,433	3,190	(694)	—	—	—	2,496	—
Issuance of common stock related to vesting of share units	3,009	110	—	—	—	—	110	—
Stock option compensation expense	—	—	1,660	—	—	—	1,660	—
Equity-classified share units expense	—	—	3,488	—	—	—	3,488	47
Equity-classified share units dividend equivalents	—	—	125	(143)	—	—	(18)	18
Cash dividends paid	—	—	—	(19,592)	—	—	(19,592)	—
Shares repurchased	(1,223,674)	(42,012)	—	—	—	—	(42,012)	—
Balance, June 30, 2019	107,836,674	$150,585	$54,633	$680,915	$(55,449)	$5,165	$835,849	1,049

Ritchie Bros.	4

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
Six months ended June 30, 2020	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")

Balance, December 31, 2019	109,337,781	$194,771	$52,110	$714,051	$(59,099)	$5,154	$906,987	$—
Net income	—	—	—	75,851	—	97	75,948	—
Other comprehensive loss	—	—	—	—	(5,108)	3	(5,105)	—
	—	—	—	75,851	(5,108)	100	70,843	—
Stock option exercises	679,277	24,141	(4,716)	—	—	—	19,425	—
Issuance of common stock related to vesting of share units	138,791	3,513	(7,451)	—	—	—	(3,938)	—
Stock option compensation expense	—	—	2,730	—	—	—	2,730	—
Equity-classified share units expense	—	—	5,017	—	—	—	5,017	—
Equity-classified share units dividend equivalents	—	—	268	(268)	—	—	—	—
Cash dividends paid	—	—	—	(43,586)	—	—	(43,586)	—
Shares repurchased	(1,525,312)	(53,170)	—	—	—	—	(53,170)	—
Balance, June 30, 2020	108,630,537	$169,255	$47,958	$746,048	$(64,207)	$5,254	$904,308	$—

Six months ended June 30, 2019

Balance, December 31, 2018	108,682,030	$181,780	$56,885	$648,255	$(56,277)	$5,067	$835,710	$923
Net income	—	—	—	72,200	—	103	72,303	—
Other comprehensive loss	—	—	—	—	828	(5)	823	—
	—	—	—	72,200	828	98	73,126	—
Stock option exercises	181,359	5,668	(1,544)	—	—	—	4,124	—
Issuance of common stock related to vesting of share units	196,959	5,149	(10,064)	—	—	—	(4,915)	—
Stock option compensation expense	—	—	3,199	—	—	—	3,199	—
Equity-classified share units expense	—	—	5,810	—	—	—	5,810	93
Equity-classified share units dividend equivalents	—	—	347	(380)	—	—	(33)	33
Cash dividends paid	—	—	—	(39,160)	—	—	(39,160)	—
Shares repurchased	(1,223,674)	(42,012)	—	—	—	—	(42,012)	—
Balance, June 30, 2019	107,836,674	$150,585	$54,633	$680,915	$(55,449)	$5,165	$835,849	$1,049

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Six months ended June 30,	2020	2019
Cash provided by (used in):
Operating activities:
Net income	$75,948	$72,303
Adjustments for items not affecting cash:
Depreciation and amortization expenses	37,150	34,227
Stock option compensation expense	2,730	3,199
Equity-classified share unit expense	5,017	5,903
Deferred income tax expense	6,657	1,056
Unrealized foreign exchange (gain) loss	1,129	(51)
Gain on disposition of property, plant and equipment	(1,260)	(250)
Amortization of debt issuance costs	1,577	1,765
Amortization of right-of-use assets	6,318	5,845
Gain on contingent consideration from equity investment	(1,700)	—
Other, net	1,934	322
Net changes in operating assets and liabilities	62,824	36,036
Net cash provided by operating activities	198,324	160,355
Investing activities:
Property, plant and equipment additions	(6,140)	(4,618)
Intangible asset additions	(13,244)	(12,175)
Proceeds on disposition of property, plant and equipment	16,106	583
Distribution from equity investment	4,212	—
Proceeds on contingent consideration from equity investment	1,700	—
Other, net	(2,782)	(1,000)
Net cash used in investing activities	(148)	(17,210)
Financing activities:
Share repurchase	(53,170)	(42,012)
Dividends paid to stockholders	(43,586)	(39,160)
Issuances of share capital	19,425	4,124
Payment of withholding taxes on issuance of shares	(3,321)	(4,915)
Proceeds from short-term debt	35,799	12,879
Repayment of short-term debt	(19,941)	(24,985)
Repayment of long-term debt	(8,633)	(14,514)
Repayment of finance lease obligations	(4,384)	(2,937)
Net cash used in financing activities	(77,811)	(111,520)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(2,608)	1,802
Increase	117,757	33,427
Beginning of period	420,256	305,567
Cash, cash equivalents, and restricted cash, end of period	$538,013	$338,994

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

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

The Company also has a senior executive restricted share unit (“RSU”) plan and an employee RSU plan that provides for the award of RSUs to certain senior executives and employees, respectively, of the Company. The Company has the option to settle certain share unit awards in cash or shares and expects to settle all grants in shares. The cost of RSUs granted is measured at the fair value based on the fair value of the Company’s common shares at the grant date. RSUs vest based on the passage of time and include restrictions related to employment.

Ritchie Bros.	9

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.    Summary of significant accounting policies (continued)

(e) Share-based payments (continued)

Equity-classified share-based payments (continued)

Share unit plans (continued)

The fair value of awards expected to vest under these plans is expensed over the respective remaining service period of the individual awards, on an accelerated recognition basis, with the corresponding increase to APIC recorded in equity. At the end of each reporting period, the Company revises its estimate of the number of equity instruments expected to vest. The impact of the revision of the original estimates, if any, is recognized in earnings, such that the consolidated expense reflects the revised estimate, with a corresponding adjustment to equity. Dividend equivalents on the equity-classified PSUs and RSUs are recognized as a reduction to retained earnings over the service period.

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

(j) New and amended accounting standards

a.	Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The new standard replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking “methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.” In applying the new standard, the Company has adopted the loss rate methodology to estimate historical losses on trade receivables. The historical data is adjusted to account for forecasted changes in the macroeconomic environment in order to calculate the current expected credit loss. The Company’s adoption of ASC 326 did not result in a material change in the carrying values of the Company’s financial assets on the transition date. Periods prior to January 1, 2020 that are presented for comparative purposes have not been adjusted.
b.	In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.” The amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company’s use of LIBOR is applicable on short term drawings on the committed revolving credit facilities in certain jurisdictions. If applicable, the Company will use the optional expedients available when reference rate changes occur.
c.	Effective January 1, 2020, the Company adopted ASU 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract on a prospective basis. The update aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service agreement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The adoption of ASU 2018-15 on January 1, 2020 using the prospective transition approach did not result in a material impact to the consolidated financial statements.

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

For the six months ended June 30, 2020, the Company performed a qualitative assessment of the A&M reporting unit and the Mascus reporting unit with consideration of the current global economic downturn as a result of COVID-19 and the Company concluded there were no indicators of impairment.

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

4.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, asset appraisal services, and Ritchie Bros. Logistical Services.

	Three months ended June 30, 2020			Six months ended June 30, 2020
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$199,648	$34,491	$234,139	$354,391	$62,871	$417,262
Inventory sales revenue	154,911	—	154,911	245,043	—	245,043
Total revenue	$354,559	$34,491	$389,050	$599,434	$62,871	$662,305
Costs of services	22,190	17,258	39,448	47,285	31,518	78,803
Cost of inventory sold	143,134	—	143,134	224,719	—	224,719
Selling, general and administrative expenses ("SG&A")	94,559	6,073	100,632	186,144	12,873	199,017
Segment profit	$94,676	$11,160	$105,836	$141,286	$18,480	$159,766
Depreciation and amortization expenses ("D&A")			17,857			37,150
Gain on disposition of property, plant and equipment ("PPE")			(1,213)			(1,260)
Foreign exchange loss			392			994
Operating income			$88,800			$122,882
Interest expense			(8,882)			(18,064)
Other income, net			857			4,434
Income tax expense			(27,656)			(33,304)
Net income			$53,119			$75,948

Ritchie Bros.	13

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.    Segmented information (continued)

	Three months ended June 30, 2019			Six months ended June 30, 2019
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$201,050	$33,556	$234,606	$344,487	$62,491	$406,978
Inventory sales revenue	158,616	—	158,616	289,673	—	289,673
Total revenue	359,666	33,556	393,222	$634,160	$62,491	$696,651
Costs of services	32,551	17,717	50,268	53,368	32,969	86,337
Cost of inventory sold	149,818	—	149,818	270,293	—	270,293
SG&A expenses	91,466	6,248	97,714	180,648	12,250	192,898
Segment profit	$85,831	9,591	95,422	$129,851	$17,272	$147,123
Acquisition-related costs			38			707
D&A expenses			17,112			34,227
Gain on disposition of PPE			(101)			(250)
Foreign exchange loss			403			881
Operating income			77,970			$111,558
Interest expense			(10,117)			(20,933)
Other income, net			1,679			3,718
Income tax expense			(15,401)			(22,040)
Net income			54,131			$72,303

The Company’s geographic breakdown of total revenue as determined by the revenue and location of assets, which represents property, plant and equipment, is as follows:

	United
	States	Canada	Europe	Other	Consolidated
Total revenue for the three months ended:
June 30, 2020	$204,588	$97,990	$47,430	$39,042	$389,050
June 30, 2019	212,233	90,410	47,283	43,296	393,222
Total revenue for the six months ended:
June 30, 2020	$395,118	$133,633	$73,768	$59,786	$662,305
June 30, 2019	395,806	121,940	102,068	76,837	696,651

5.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Service revenue:
Commissions	$125,465	$134,466	$218,950	$226,746
Fees	108,674	100,140	198,312	180,232
	234,139	234,606	417,262	406,978
Inventory sales revenue	154,911	158,616	245,043	289,673
	$389,050	$393,222	$662,305	$696,651

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6.    Operating expenses

Costs of services

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Ancillary and logistical service expenses	$16,060	$16,472	$28,818	$30,231
Employee compensation expenses	11,311	14,906	23,615	25,713
Buildings, facilities and technology expenses	2,076	2,172	6,115	4,306
Travel, advertising and promotion expenses	6,161	12,807	12,736	18,675
Other costs of services	3,840	3,911	7,519	7,412
	$39,448	$50,268	$78,803	$86,337

SG&A expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Employee compensation expenses	$70,807	$63,889	$133,302	$125,353
Buildings, facilities and technology expenses	14,616	14,582	30,207	30,497
Travel, advertising and promotion expenses	4,817	9,225	15,086	18,367
Professional fees	4,577	4,155	9,024	8,230
Other SG&A expenses	5,815	5,863	11,398	10,451
	$100,632	$97,714	$199,017	$192,898

Depreciation and amortization expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation expense	$7,536	$7,157	$15,573	$14,325
Amortization expense	10,321	9,955	21,577	19,902
	$17,857	$17,112	$37,150	$34,227

Ritchie Bros.	15

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

For the three months ended June 30, 2020, income tax expense was $27,656,000 compared to an income tax expense of $15,401,000 for the same period in 2019. Our effective tax rate was 34% in the second quarter of 2020, compared to 22% in the second quarter of 2019.

The effective tax rate increased in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to final regulations published on April 8, 2020 by the United States Department of Treasury and the Internal Revenue Service (“IRS”) that clarified income tax benefits related to hybrid financing arrangements that the Company recorded in 2019 and the first quarter of 2020 would not be deductible. The Company had recorded net income tax benefits of approximately $6,228,000 in the twelve months ended December 31, 2019 and $1,072,000 in the three months ended March 31, 2020 which are no longer deductible. In addition, the Company had a smaller income tax recovery related to decreases in uncertain tax positions in 2020 than it did in 2019. Offsetting these increases was the reduced impact of the US tax reform.

For the six months ended June 30, 2020, income tax expense was $33,304,000, compared to an income tax expense of $22,040,000 for the same period in 2019. The effective tax rate was 30% for the six months ended June 30, 2020, compared to 23% for the six months ended June 30, 2019.

The effective tax rate increased in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the reasons described above.

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

	Three months ended			Six months ended
	June 30, 2020			June 30, 2020
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$53,043	108,387,490	$0.49	$75,851	108,818,903	$0.70
Effect of dilutive securities:
Share units	—	424,812	—	—	505,443	—
Stock options	—	511,041	—	—	579,462	(0.01)
Diluted	$53,043	109,323,343	$0.49	$75,851	109,903,808	$0.69

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

8.    Earnings per share attributable to stockholders (continued)

	Three months ended			Six months ended
	June 30, 2019			June 30, 2019
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	54,036	108,707,708	0.50	$72,200	108,725,871	$0.66
Effect of dilutive securities:
Share units	—	442,601	—	—	464,613	—
Stock options	—	792,459	(0.01)	—	792,279	—
Diluted	$54,036	109,942,768	$0.49	$72,200	109,982,763	$0.66

9.    Supplemental cash flow information

Six months ended June 30,	2020	2019
Trade and other receivables	$(191,182)	$(208,486)
Inventory	1,447	33,584
Advances against auction contracts	5,207	188
Prepaid expenses and deposits	1,980	739
Income taxes receivable	2,873	(306)
Auction proceeds payable	222,006	252,765
Trade and other payables	19,769	(40,263)
Income taxes payable	8,852	3,341
Operating lease obligation	(6,167)	(7,415)
Other	(1,961)	1,889
Net changes in operating assets and liabilities	$62,824	$36,036

Six months ended June 30,	2020	2019
Interest paid, net of interest capitalized	$16,524	$19,024
Interest received	1,265	1,918
Net income taxes paid	13,850	18,455

Non-cash purchase of property, plant and equipment under finance lease	5,930	8,335
Non-cash right of use assets obtained (reassessed) in exchange for new lease obligations	(139)	20,179

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$389,720	$359,671
Restricted cash	148,293	60,585
Cash, cash equivalents, and restricted cash	$538,013	$420,256

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

10.    Fair value measurement (continued)

		June 30, 2020		December 31, 2019
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$389,720	$389,720	$359,671	$359,671
Restricted cash	Level 1	148,293	148,293	60,585	60,585
Short-term debt	Level 2	21,980	21,980	4,705	4,705
Long-term debt
Senior unsecured notes	Level 1	491,829	513,125	490,933	520,625
Term loans	Level 2	140,134	140,702	154,548	155,355

The carrying value of the Company’s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and short term debt approximate their fair values due to their short terms to maturity. The carrying value of the term loan, before deduction of deferred debt issue costs, approximates its fair value as the interest rate on the loan was short-term in nature. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

11.    Trade receivables

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. The following table presents the activity in the allowance for expected credit losses for the period ended June 30, 2020:

Opening balance at January 1, 2020	(5,225)
Year to date provision	(1,601)
Write-offs charged against the allowance	2,267
Balance, June 30, 2020	$(4,559)

12.    Other current assets

	June 30,	December 31,
	2020	2019
Advances against auction contracts	$7,669	$12,925
Assets held for sale	—	15,051
Prepaid expenses and deposits	19,817	22,184
	$27,486	$50,160

Assets held for sale
Balance, December 31, 2019	15,051
Reclassified from (to) property, plant and equipment	(6,888)
Disposal	(8,163)
Balance, June 30, 2020	$—

During the three months ended June 30, 2020, the Company sold excess auction site acreage in the United States. The Company also sold the property that was reclassified to property, plant and equipment during the first quarter of 2020. The sale of the two properties resulted in combined proceeds of $15,555,000 and a combined gain of $1,090,000.

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

13.    Other non-current assets

	June 30,	December 31,
	2020	2019
Right-of-use assets	$107,760	$116,209
Tax receivable	9,631	11,792
Equity-accounted investments	—	4,276
Deferred debt issue costs	958	1,403
Other	12,977	11,999
	$131,326	$145,679

During the three months ended March 31, 2020, the Company received a final distribution of its equity-accounted investments in the Cura Classis entities. The transaction did not result in a significant gain or loss.

14.    Debt

	Carrying amount
	June 30,	December 31,
	2020	2019
Short-term debt	$21,980	$4,705

Long-term debt:

Term loan:
Denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.555%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2021	140,702	155,355
Less: unamortized debt issue costs	(568)	(807)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(8,171)	(9,067)
Total long-term debt	631,963	645,481

Total debt	$653,943	$650,186

Long-term debt:
Current portion	$17,588	$18,277
Non-current portion	614,375	627,204
Total long-term debt	$631,963	$645,481

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities, and for the three months ended June 30, 2020, have a weighted average interest rate of 1.9% (December 31, 2019: 2.3%).

As at June 30, 2020, the Company had unused committed revolving credit facilities aggregating $472,658,000 of which $468,224,000 is available until October 27, 2021 subject to certain covenant restrictions. The Company was in compliance with all financial and other covenants applicable to the credit facilities at June 30, 2020.

15.    Other non-current liabilities

	June 30,	December 31,
	2020	2019
Operating lease liability	$103,518	$111,322
Tax payable	18,997	20,232
Finance lease liability	16,801	16,336
Other	3,202	3,348
	$142,518	$151,238

Ritchie Bros.	19

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

Share repurchase

There were no share repurchases made during the three months ended June 30, 2020 (three months ended June 30, 2019: 1,223,674 common shares repurchased for $42,012,000). There were 1,525,312 common shares repurchased for $53,170,000 during the six months ended June 30, 2020 (six months ended June 30, 2019: 1,223,674 common shares repurchased for $42,012,000).

Dividends

Declared and paid

The Company declared and paid the following dividends during the six months ended June 30, 2020 and 2019:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Six months ended June 30, 2020:
Fourth quarter 2019	January 24, 2020	$0.2000	February 14, 2020	$21,905	March 6, 2020
First quarter 2020	May 6, 2020	0.2000	May 27, 2020	21,681	June 17, 2020

Six months ended June 30, 2019:
Fourth quarter 2018	January 25, 2019	$0.1800	February 15, 2019	$19,568	March 8, 2019
First quarter of 2019	May 8, 2019	0.1800	May 29, 2019	19,592	June 19, 2019

Declared and undistributed

Subsequent to June 30, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.22 cents per common share, payable on September 16, 2020 to stockholders of record on August 26, 2020. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve.

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net gain of $5,158,000 and net loss of $2,334,000 for the three and six months ended June 30, 2020 (2019: net gain of $2,508,000 and $1,653,000).

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock option compensation expense:
SG&A expenses	$1,543	$1,660	$2,730	$3,199
Share unit expense (recovery):
Equity-classified share units	3,231	3,535	5,017	5,903
Liability-classified share units	971	90	(185)	240
Employee share purchase plan - employer contributions	610	572	1,199	1,125
	$6,355	$5,857	$8,761	$10,467

Share unit expense and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plans

Stock option activity for the six months ended June 30, 2020 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2019	2,797,189	$29.05	7.1	$38,874
Granted	772,074	40.84
Exercised	(679,277)	28.60		9,600
Forfeited	(28,651)	30.55
Expired	(1,201)	21.82
Outstanding, June 30, 2020	2,860,134	32.33	7.6	24,496
Exercisable, June 30, 2020	1,397,769	$27.41	6.1	$18,785

The significant assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2020 and 2019 are presented in the following table on a weighted average basis:

Six months ended June 30,	2020		2019
Risk free interest rate	0.70%		2.5%
Expected dividend yield	1.98%		2.06%
Expected lives of the stock options	5	years	5	years
Expected volatility	27.8%		26.8%

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17.    Share-based payments (continued)

Stock option plans (continued)

As at June 30, 2020, the unrecognized stock-based compensation cost related to the non-vested stock options was $7,109,000, which is expected to be recognized over a weighted average period of 2.5 years.

Share unit plans

Share unit activity for the six months ended June 30, 2020 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2019	428,724	$32.89	237,420	$29.72	$118,368	$29.64
Granted	286,773	41.79	25,832	40.80	10,772	40.78
Vested and settled	(156,238)	31.94	(7,724)	36.23	—	—
Forfeited	(9,129)	33.79	(42,817)	27.20	—	—
Outstanding, June 30, 2020	550,130	$37.78	212,711	$31.34	$129,140	$30.57

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

As at June 30, 2020 the unrecognized share unit expense related to equity-classified PSUs was $14,139,000, which is expected to be recognized over a weighted average period of 2.3 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

As at June 30, 2020, the unrecognized share unit expense related to equity-classified RSUs was $1,921,000, which is expected to be recognized over a weighted average period of 1.3 years.

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

Fair values of DSUs are estimated on grant date and at each reporting date. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

As at June 30, 2020, the Company had a total share unit liability of $5,349,000 (December 31, 2019: $5,130,000) in respect of share units under the DSU plans.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

18.    Leases

The Company’s breakdown of lease expense is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$3,969	$4,071	$8,470	$9,283
Finance lease cost
Amortization of leased assets	2,195	1,692	4,309	3,452
Interest on lease liabilities	229	199	462	354
Short-term lease cost	2,151	2,510	5,031	5,075
Sublease income	(148)	(143)	(296)	(297)
	$8,396	$8,329	$17,976	$17,867

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

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

Remainder of 2020	$8,327
2021	13,352
2022	12,092
2023	10,478
2024	8,752
Thereafter	103,710
Total future minimum lease payments	$156,711
less: imputed interest	(43,116)
Total operating lease liability	$113,595
less: operating lease liability - current	(10,077)
Total operating lease liability - non-current	$103,518

At June 30, 2020 the weighted average remaining lease term for operating leases is 15.5 years and the weighted average discount rate is 4.1%.

Ritchie Bros.	23

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

As at June 30, 2020, the net carrying amount of computer and yard equipment and other assets under capital leases is $24,461,000 (December 31, 2019: $23,258,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

		Accumulated	Net book
As at June 30, 2020	Cost	depreciation	value
Computer equipment	$13,717	$(6,748)	$6,969
Yard and others	25,490	(7,998)	17,492
	$39,207	$(14,746)	$24,461

		Accumulated	Net book
As at December 31, 2019	Cost	depreciation	value
Computer equipment	$15,314	$(7,832)	$7,482
Yard and others	21,525	(5,749)	15,776
	$36,839	$(13,581)	$23,258

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

Remainder of 2020	$4,730
2021	8,359
2022	6,501
2023	4,510
2024	2,357
Thereafter	247
Total future minimum lease payments	$26,704
less: imputed interest	(1,572)
Total finance lease liability	$25,132
less: finance lease liability - current	(8,331)
Total finance lease liability - non-current	$16,801

At June 30, 2020 the weighted average remaining lease term for finance leases is 3.4 years and the weighted average discount rate is 3.8%.

Subleases

As at June 30, 2020, the total future minimum sublease payments expected to be received under non-cancellable subleases is $359,000.

Ritchie Bros.	24

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

The Company has committed to purchase between 150,000 and 245,900 units of property with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA. At June 30, 2020, the Company has purchased $1,412,000 pursuant to the 12-month period of this contract which commenced in April 2020.

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

At June 30, 2020, there were $48,920,000 of assets guaranteed under contract, of which 74% is expected to be sold prior to September 30, 2020 with the remainder to be sold by December 31, 2020 (December 31, 2019: $63,612,000 of which 39% was expected to be sold prior to the end of March 31, 2020 with the remainder to be sold by June 30, 2020).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

21. Subsequent event

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100,000,000 worth of our common shares subject to Toronto Stock Exchange approval over the next 12 months.

Ritchie Bros.	25

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the MD&A. Non-GAAP financial measures referred to in this report are labeled as “non-GAAP measure” or designated as such with an asterisk (*). Please see pages 43-48 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures.

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

We operate globally with locations in more than 12 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 2,500 full time employees worldwide.

1    GTV represents total proceeds from all items sold at our live on site auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	26

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

During the second quarter, many regions lifted lockdown policies and eased border restrictions, improving our ability to move equipment to and from our auction sites. Notwithstanding, our European region was constrained by the cross-border quarantine requirements making equipment transport challenging and consequently impacting our overall auction volumes. Our North America region also lifted lockdown policies which positively impacted our businesses but unlike Europe and Asia, the dependency to move equipment across country borders within Canada and the US was not as large a factor in our ability to operate our business.

Our top priority with regard to the COVID-19 pandemic remains the health and welfare of our employees, customers, suppliers and others with whom we partner to run our business activities. We are strictly enforcing all local government and jurisdictional safety guidelines, and, in some instances, the Company is applying additional over-and-above safety measures. In the first quarter, we implemented our business continuity plans and instructed employees at many of our offices across the globe (including our corporate headquarters) to work from home on a temporary basis and implemented travel restrictions. These work-from-home orders and travel restrictions continued to be observed and were enforced throughout the second quarter.

For the full second quarter, the Company was able to operate and serve our customers’ equipment and immediate liquidity needs through our platform of auction technology solutions and online auction capabilities. In addition to running our IronPlanet weekly featured online auction, our online Marketplace-E solution and GovPlanet online auctions, we modified our live operations in March 2020 which transitioned all our traditional live onsite industrial auctions to online bidding. Buyers are still able to visit our live auction sites in advance of the virtual auctions to conduct inspections and pick up equipment post auction, but we are restricting attendance at our live theatres. We are enforcing rigid guidelines for equipment drop off, buyer inspections and post auction pickup of equipment to ensure the highest regard for the safety of our employees and customers. In addition, as implemented in the first quarter, we are using our Time Auctioned Lots (TAL) solution for selected International and on-the-farm agriculture events.

We are actively taking steps to be prudent on expenses and other cash outflows. Our priority is to support our employees, and we are actively monitoring the situation and changing dynamics in each of our respective regions and adjusting our operations as necessary. To this date, layoffs or furlough activities were limited in scope. As at the end of the second quarter, we held a solid balance sheet and strong liquidity position. As of June 30, 2020 with $389.7 million of unrestricted cash and $472.7 million of unused committed capacity under our revolving credit facility, we are prudently also taking steps to maximize positive cash flow and have developed comprehensive contingency plans should the COVID-19 pandemic have a prolonged adverse impact on our business impeding our ability to generate revenue.

The extent of the ongoing impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of the pandemic and any related restrictions placed by respective global governments, as well as supply and demand impacts driven by our consignor and buyer base, all of which are uncertain and cannot be easily predicted. Although at the time of this filing, we continue operating our modified live site operations in all of the jurisdictions in which we operate, there is no assurance that our operations could not be impacted in the future. If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit our operations at, or temporarily close, certain live site locations in the future. Any such limitations or closures could have an adverse impact on our ability to service our customers and on our business, and results of operations.

We are actively monitoring the situation and remain ready to take additional actions based on any new governmental guidance or recommendations. We are continuously reviewing and assessing the pandemic’s impacts on our customers, our suppliers and our business so that we can seek to address the effect on our business and service our customers. It is unknown how long the pandemic will last, how many people are ultimately going to be affected by it, and the long-term implications to local or global economies. Equally, it is still not easily discernable at this time to understand the real effects of the COVID-19 pandemic on equipment supply, buyer demand, and potential pricing volatility, nor the potential impact on our buyers’ ability to pay or secure financing. Additionally, there is a level of uncertainty on the impact COVID-19 may have on our third party vendors, partners and the service providers we currently do business with today. Their ability to partner with us may be temporarily or permanently constrained and for some, the business terms under which they continue to partner with us could change as they manage their business through these unprecedented times. As such, given the ongoing nature of this situation, the Company cannot reasonably estimate the future impacts of the COVID-19 pandemic on our business operations, results of operations, cash flows, financial performance or the ability to pay dividends.

Ritchie Bros.	27

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

Performance Overview

Net income attributable to stockholders decreased 2% to $53.0 million, compared to $54.0 million in Q2 2019. Diluted earnings per share (“EPS”) attributable to stockholders was flat at $0.49 per share in Q2 2020 and Q2 2019. Diluted adjusted EPS* which excludes a $6.2 million income tax expense in Q2 2020 related to an unfavourable adjustment to reflect final regulations published regarding hybrid financing arrangements, increased 10% to $0.54 per share in Q2 2020 compared to $0.49 per share in Q2 2019.

Consolidated results:

●	Total revenue in Q2 2020 decreased 1% to $389.1 million as compared to Q2 2019
o	Service revenue in Q2 2020 was $234.1 million, flat compared to Q2 2019
o	Inventory sales revenue in Q2 2020 decreased 2% to $154.9 million as compared to Q2 2019
●	Total selling, general and administrative expenses (“SG&A”) in Q2 2020 increased 3% to $100.6 million as compared to Q2 2019
●	Operating income in Q2 2020 increased 14% to $88.8 million as compared to Q2 2019
●	Net income in Q2 2020 decreased 2% to $53.1 million as compared to Q2 2019
●	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization* (“EBITDA”) (non-GAAP measure) in Q2 2020 increased 12% to $107.1 million as compared to Q2 2019
●	Cash provided by operating activities was $198.3 million for the first half of 2020
●	Cash on hand at Q2 2020 was $538.0 million, of which $389.7 million was unrestricted

Auctions & Marketplaces segment results:

●	GTV in Q2 2020 was flat at $1.5 billion compared to Q2 2019
●	A&M total revenue in Q2 2020 decreased 1% to $354.6 million as compared to Q2 2019
o	Service revenue in Q2 2020 decreased 1% to $199.6 million as compared to Q2 2019
o	Inventory sales revenue in Q2 2020 decreased 2% to $154.9 million as compared to Q2 2019

Other Services segment results:

●	Other Services total revenue in Q2 2020 increased 3% to $34.5 million as compared to Q2 2019
●	RBFS revenue in Q2 2020 increased 5% to $8.5 million as compared to Q2 2019

Other Company developments:

●	On May 4, 2020, the Company announced the appointment of Jim Kessler as Chief Operating Officer, effective May 11, 2020
●	Increased quarterly cash dividend by 10% to $0.22 per share

Ritchie Bros.	29

Results of Operations

Financial overview

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
(in U.S. $000's, except EPS and percentages)	2020	2019	2020 over 2019		2020	2019	2020 over 2019
Service revenue:
Commissions	$125,465	$134,466	(7)%		$218,950	$226,746	(3)%
Fees	108,674	100,140	9%		198,312	180,232	10%
Total service revenue	234,139	234,606	(0)%		417,262	406,978	3%
Inventory sales revenue	154,911	158,616	(2)%		245,043	289,673	(15)%
Total revenue	389,050	393,222	(1)%		662,305	696,651	(5)%
Service revenue as a % of total revenue	60.2%	59.7%	50	bps	63.0%	58.4%	460	bps
Inventory sales revenue as a % of total revenue	39.8%	40.3%	(50)	bps	37.0%	41.6%	(460)	bps
Costs of services	39,448	50,268	(22)%		78,803	86,337	(9)%
Cost of inventory sold	143,134	149,818	(4)%		224,719	270,293	(17)%
Selling, general and administrative expenses	100,632	97,714	3%		199,017	192,898	3%
Operating expenses	300,250	315,252	(5)%		539,423	585,093	(8)%
Cost of inventory sold as a % of operating expenses	47.7%	47.5%	20	bps	41.7%	46.2%	(450)	bps
Operating income	88,800	77,970	14%		122,882	111,558	10%
Operating income margin	22.8%	19.8%	300	bps	18.6%	16.0%	260	bps
Net income attributable to stockholders	53,043	54,036	(2)%		75,851	72,200	5%
Adjusted net income attributable to stockholders*	59,271	54,036	10%		82,079	72,200	14%
Diluted earnings per share attributable to stockholders	$0.49	$0.49	—%		$0.69	$0.66	5%
Diluted adjusted EPS attributable to stockholders*	$0.54	$0.49	10%		$0.75	$0.66	14%
Effective tax rate	34.2%	22.1%	1210	bps	30.5%	23.4%	710	bps

Total GTV	1,493,982	1,497,757	(0)%		2,641,006	2,672,438	(1)%
Service revenue as a % of total GTV- Rate	15.7%	15.7%	—	bps	15.8%	15.2%	60	bps
Inventory sales revenue as a % of total GTV-Mix	10.4%	10.6%	(20)	bps	9.3%	10.8%	(150)	bps

Total revenue

Total revenue decreased 1% to $389.0 million in Q2 2020 and decreased 5% to $662.3 million for the first half of 2020.

In Q2 2020, total service revenue was flat at $234.1 million. Service revenues comprise of commissions which are earned on Service GTV, and Fees which are earned on total GTV as well as from our Other Services such as RBFS and Ancillary Services.

In Q2 2020, Service GTV was flat with significant variability by region where US and Canada had higher activity, but International was lower due to the severe impact of the COVID-19 pandemic in that region. The increase in the US Service GTV was primarily due to record online performance driven from strong execution by the US region and the US strategic accounts sales teams, year-over-year growth performance at the Fort Worth auction, and shifting the Los Angeles auction to Q2 2020 in response to the COVID-19 pandemic. The US region recognized higher Service GTV despite the prior year large dispersal of pipeline equipment as part of the $94 million Columbus, Ohio auction held in June 2019. In Canada, Service GTV increased largely due to the shift in the Montreal auction from Q1 2020 to Q2 2020.

Additionally, in Q2 2020, commissions revenue decreased 7% on flat Service GTV primarily due to softer commission rate performance from a higher proportion of GTV sourced from strategic accounts, and lower rates from our government operations. Total fees were up 9% on flat total GTV driven primarily by the mix of small values lots, the harmonization of buyer fees and higher fees from Services within our US operations, which was partially offset by fees waived for Canadian on-the-farm auctions as part of our COVID-19 pandemic response.

For the first half of 2020, total service revenue increased 3% to $417.3 million.

For the first half of 2020, Service GTV increased 1% with increases in the US and Canada offsetting lower performance in International. Service GTV in the US increased due to strong online and Strategic Account performance, as well as year-over-year growth performance at our Las Vegas, Fort Worth and Houston auctions, partially offset by the non-repeat of the Columbus, Ohio

Ritchie Bros.	30

auction in June 2019 and lower GTV in the Orlando live auction. International was lower due to the impact of the COVID-19 pandemic.

For the first half of 2020, fee revenue increased 10% despite total GTV lower by 1%. This increase was driven mainly by the full harmonization of buyer fees, a greater proportion of small value lots in the US region, higher fees revenue from other services provided, and continued growth in RBFS fee revenue. This increase was partially offset by lower RB Logistics revenue earned due to lower activity in the International region during the first half of 2020, as well as buyers fees waived related to on-the-farm auctions in our Canada region. The decrease in commissions of 3% was due to softer rate performance as discussed above, even though Services GTV increased 1%.

Inventory sales revenue as a percent of total GTV decreased to 10.4% from 10.6% in Q2 2020 and to 9.3% from 10.8% in the first half of 2020.

In Q2 2020, inventory sales revenue decreased 2% primarily related to a non-recurring large dispersal of pipeline equipment as part of the $94 million Columbus, Ohio auction in June 2019, and selling through certain non-repeating large inventory deals from Europe and Asia in Q2 2019. We also earned lower inventory revenue through our government surplus contracts due to government shutdowns in response to the COVID-19 pandemic. This decrease was partially offset by strong year-over-year performance in the US and Canada regions.

For the first half of 2020, inventory sales revenue decreased 15% primarily due to the same reasons above for Q2 2020.

Operating Income

For Q2 2020, operating income increased 14% to $88.8 million, primarily related to a lower cost of services expense. In response to the COVID-19 pandemic, we transitioned our live on site auctions to online bidding, utilized TAL solutions for selected International and on-the-farm agricultural events, and implemented travel restrictions. These operational changes resulted in significant temporary cost reductions in employee compensation and travel, advertising, and promotion expenses. In addition, we incurred lower net fees paid to an unrelated party who referred us to large dispersals of equipment. For the first half of 2020, operating income increased 10% to $122.9 million, primarily for the same reasons noted above.

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

For Q2 2020, income tax expense increased 80% to $27.7 million and our effective tax rate increased 1,210 bps to 34.2% as compared to Q2 2019. For the first half of 2020, income tax expense increased 51% to $33.3 million and our effective tax rate increased 710 bps to 30.5% as compared to the first half of 2019.

Increases in the effective tax rates for Q2 2020, and for the first half of 2020 were primarily due to final regulations published on April 8, 2020 by the United States Department of Treasury and the IRS that clarified income tax benefits related to hybrid financing arrangements that the Company recorded in 2019 and the first quarter of 2020 would not be deductible. We had recorded income tax benefits of approximately $6.2 million in the twelve months ended December 31, 2019 and $1.1 million in the three months ended March 31, 2020, which are no longer deductible. In addition, we had a smaller income tax recovery related to decreases in uncertain tax positions in 2020 than it did in 2019. Offsetting these increases was the reduced impact of the US tax reform.

Net income

In Q2 2020, net income attributable to stockholders decreased 2% to $53.0 million, primarily related to the increase in the effective tax rate, as discussed above, partially offset by the higher operating income and lower interest expense. For the first half of 2020, net income attributable to stockholders increased 5% to $75.9 million, primarily due to the increase operating income, lower interest expense, partially offset by the higher effective tax rate.

Ritchie Bros.	31

Diluted EPS

Diluted EPS attributable to stockholders was flat at $0.49 per share for Q2 2020 and Q2 2019 and increased 5% to $0.69 per share for the first half of 2020.

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S dollar	2020	2019	2020 over 2019
Period-end exchange rate
Canadian dollar	0.7367	0.7638	(4)%
Euro	1.1235	1.1371	(1)%
Australian dollar	0.6902	0.7020	(2)%

Average exchange rate -Three months ended June 30,
Canadian dollar	0.7210	0.7477	(4)%
Euro	1.1009	1.1239	(2)%
Australian dollar	0.6557	0.7000	(6)%

Average exchange rate -Six months ended June 30,
Canadian dollar	0.7334	0.7500	(2)%
Euro	1.1021	1.1297	(2)%
Australian dollar	0.6572	0.7061	(7)%

For Q2 2020, foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were primarily due to the fluctuations in the Euro, Canadian dollar, and Australian dollar exchange rates relative to the U.S. dollar.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of an equity accounted for investment, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. In Q2 2020 we adjusted $6.2 million in current and deferred income tax expense related to an unfavourable adjustment to reflect final regulations regarding hybrid financing arrangements. There were no adjusting items in Q2 2019.

Adjusted net income attributed to stockholders (non-GAAP measure) increased 10% to $59.3 million in Q2 2020 and increased 14% to $82.1 million for the first half of 2020.

Diluted Adjusted EPS attributable to stockholders (non-GAAP measure) increased 10% to $0.54 per share in Q2 2020 and increased 14% to $0.75 per share for the first half of 2020.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (non-GAAP measure) increased 12% to $107.1 million in Q2 2020 and increased 11% to $163.4 million for the first half of 2020.

Debt at the end of Q2 2020, represented 4.3 times net income as at and for the 12 months ended June 30, 2020. This compares to debt at Q2 2019, which represented 5.4 times net income as at and for the 12 months ended June 30, 2019. The decrease in this debt/net income multiplier was primarily due to lower debt balances at June 30, 2020 compared to June 30, 2019, as a result of our voluntary and mandatory debt repayments. The adjusted net debt/adjusted EBITDA (non-GAAP measure) was 0.9 times as at and for the 12 months ended June 30, 2020 compared to 1.8 times as at and for the 12 months ended June 30, 2019.

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

	Three months ended June 30, 2020			Six months ended June 30, 2020
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$199,648	$34,491	$234,139	$354,391	$62,871	$417,262
Inventory sales revenue	154,911	—	154,911	245,043	—	245,043
Total revenue	354,559	34,491	389,050	599,434	62,871	662,305
Ancillary and logistical service expenses	—	16,060	16,060	—	28,818	28,818
Other costs of services	22,190	1,198	23,388	47,285	2,700	49,985
Cost of inventory sold	143,134	—	143,134	224,719	—	224,719
SG&A expenses	94,559	6,073	100,632	186,144	12,873	199,017
Segment profit	94,676	11,160	105,836	$141,286	$18,480	$159,766

	Three months ended June 30, 2019			Six months ended June 30, 2019
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$201,050	$33,556	$234,606	$344,487	$62,491	$406,978
Inventory sales revenue	158,616	—	158,616	289,673	—	289,673
Total revenue	359,666	33,556	393,222	634,160	62,491	696,651
Ancillary and logistical service expenses	—	16,472	16,472	—	30,231	30,231
Other costs of services	32,551	1,245	33,796	53,368	2,738	56,106
Cost of inventory sold	149,818	—	149,818	270,293	—	270,293
SG&A expenses	91,466	6,248	97,714	180,648	12,250	192,898
Segment profit	85,831	9,591	95,422	$129,851	$17,272	$147,123

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
			2020 over				2020 over
(in U.S. $000's, except percentages)	2020	2019	2019		2020	2019	2019
Service revenue	$199,648	$201,050	(1)%		$354,391	$344,487	3%
Inventory sales revenue	154,911	158,616	(2)%		245,043	289,673	(15)%
Total revenue	354,559	359,666	(1)%		599,434	634,160	(5)%
A&M service revenue as a % of total A&M revenue	56.3%	55.9%	40	bps	59.1%	54.3%	480	bps
Inventory sales revenue as a % of total A&M revenue	43.7%	44.1%	(40)	bps	40.9%	45.7%	(480)	bps
Costs of services	22,190	32,551	(32)%		47,285	53,368	(11)%
Cost of inventory sold	143,134	149,818	(4)%		224,719	270,293	(17)%
SG&A expenses	94,559	91,466	3%		186,144	180,648	3%
A&M segment expenses	$259,883	$273,835	(5)%		$458,148	$504,309	(9)%
Cost of inventory sold as a % of A&M expenses	55.1%	54.7%	40	bps	49.0%	53.6%	(460)	bps
A&M segment profit	$94,676	$85,831	10%		$141,286	$129,851	9%
Total GTV	1,493,982	1,497,757	(0)%		2,641,006	2,672,438	(1)%
A&M service revenue as a % of total GTV- Rate	13.4%	13.4%	0	bps	13.4%	12.9%	50	bps

Ritchie Bros.	33

Gross Transaction Value

In response to the COVID-19 pandemic, beginning in March 2020, we transitioned all our traditional live on site auctions to online formats utilizing our existing online bidding technology and simultaneously ceased all public attendance at our live auction theaters. Our core online auction channels (IronPlanet.com, GovPlanet.com, Marketplace-E) continued to operate as usual.

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

GTV recognized through online bidding at live on site auctions and TAL have been counted towards the Live on site auction metrics. The percentage of live GTV dollars that transacted on TAL rose to 29% in Q2 2020, up from 8% in the prior year, and increased to 22%, up from 8% in the first half of 2020.

We believe it is meaningful to consider revenue in relation to GTV. GTV by channel and by revenue type are presented below for the comparative reporting period.

GTV by Channel

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019		2020	2019	2020 over 2019
Live on site auctions	$1,181,262	$1,261,194	(6)%		$2,091,058	$2,232,793	(6)%
Percentage of total	79.1%	84.2%			79.2%	83.5%
Online marketplaces including featured (1) and other (2)	312,720	236,563	32%		549,949	439,645	25%
Percentage of total	20.9%	15.8%			20.8%	16.5%
GTV	$1,493,982	$1,497,757	(0)%		$2,641,007	$2,672,438	(1)%

Percentage of total GTV purchased by online buyers
Live on site auctions	100%	56%	4400	bps	86%	54%	3200	bps
Online marketplaces including featured(1) and other(2)	100%	100%	0	bps	100%	100%	0	bps
Total GTV	100%	63%	3700	bps	89%	62%	2700	bps
(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E.

GTV remained flat at $1.5 billion in Q2 2020 and for the first half of 2020 decreased 1% to $2.6 billion.

For Q2 2020, live on site GTV decreased 6% to $1.2 billion. The 6% decrease in GTV was primarily due to the non-repeat large dispersal of pipeline equipment at the $94 million Columbus, Ohio auction held in June 2019, and softness in the International region due to the COVID-19 pandemic. Also, Australia switched their selling platform from Live to Online. The decreases were partially offset by strong year-over-year GTV performance in the US and Canada, driven by an increased supply of transportation equipment.

Shifts to our auction calendar in response to the COVID-19 pandemic did not have a material impact on our live on site GTV performance in Q2 2020. The shift of the Montreal, Canada and Los Angeles, US auctions from Q1 2020 to Q2 2020, were partially offset by the postponement of the Polotitlan, Mexico, and Ocana, Spain auctions from Q2 2020 to Q3 2020. The shift of the Australia live on site auctions to our online platform also transferred GTV to the online channel.

For the first half of 2020, GTV from live on site auctions decreased 6%. This decrease was primarily related to our response to the COVID-19 pandemic, as we shifted our Australia live auctions to our online platform, and postponed three live auctions from Q2 2020 to Q3 2020, including: (1) Polotitlan, Mexico; (2) Ocana, Spain; and (3) Caorso, Italy. The decrease was also due to lower GTV at the Columbus and Orlando auction, as well as impacts of the COVID-19 pandemic in our International region as discussed above. Partially offsetting these declines were higher GTV sourced from our US region and the US strategic accounts sales teams, and year-over-year growth performance at the Las Vegas, Fort Worth, and Houston auctions.

For Q2 2020, online marketplace GTV increased 32% primarily due to increased online performance driven from strong execution by the US region and the US strategic accounts sales teams, and the shift of our Australia live on site auctions to our online platform. This increase was partially offset by lower government surplus GTV due to the COVID-19 pandemic government shutdowns.

Ritchie Bros.	34

For the first half of 2020, online marketplaces GTV increased 25% for the same reasons discussed above, and was partially offset by lower Marketplace-E performance in our Europe region.

Online bidding

Across all channels, 100% of total GTV was purchased by online buyers in Q2 2020 compared to 63% in Q2 2019. For the first half of 2020, GTV from online buyers was 89% compared to 62% in the comparable prior year period. The increase in internet bidders and online buyers is a direct impact of the COVID-19 pandemic, as we pivoted to 100% online bidding at our live auctions where onsite attendance was not permitted. Prior to the COVID-19 pandemic restrictions, 67% of total GTV was purchased by online buyers in the first half of 2020.

GTV by Revenue Type

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Service GTV	$1,339,071	$1,339,141	(0)%	$2,395,963	$2,382,765	1%
Percentage of total	89.6%	89.4%		90.7%	89.2%
Inventory GTV	154,911	158,616	(2)%	245,043	289,673	(15)%
Percentage of total	10.4%	10.6%		9.3%	10.8%
GTV	$1,493,982	$1,497,757	(0)%	$2,641,006	$2,672,438	(1)%

In Q2 2020, Service GTV remained flat at $1.3 billion, while Inventory GTV decreased 2% to $155.0 million.

For the first half of 2020, Service GTV increased 1% with Inventory GTV decreasing 15%. The 15% decrease in Inventory GTV is due to a large dispersal of pipeline equipment at our Columbus auction in June 2019, certain non-repeat large inventory deals from Europe and Asia in Q1 2019, and a decrease in volume of inventory contracts at our Orlando auction compared to the prior year. This was partially offset by strong year-over-year performance in several of our US and Canada live auctions as we had a greater level of transportation equipment.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which includes inventory and guarantee contracts, increased slightly to 24.4% in Q2 2020, compared to 24.0% in Q2 2019. For the first half of 2020, our underwritten contracts were 20.3% compared to 20.7% in the prior period.

Industrial Live On Site Metrics

Total industrial live on site auction metrics

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Number of auctions	51	59	(14)%	81	94	(14)%
Bidder registrations	284,550	200,250	42%	445,550	343,250	30%
Consignors	14,400	17,450	(17)%	25,350	29,000	(13)%
Buyers	44,350	43,500	2%	74,250	74,250	—%
Lots	114,700	120,500	(5)%	197,050	206,750	(5)%

In Q2 2020, we held eight fewer industrial live on site auctions, which led to a 6% decrease in our GTV from our live on site auctions. As discussed above, live auction calendar shifts as a result of our response to the COVID-19 pandemic had minimal impact on our live on site GTV performance.

In Q2 2020, the total number of industrial lots decreased 5% to 114,700 and the total number of lots including agricultural lots decreased 8% to 127,250, primarily due to fewer industrial live on site auctions held as discussed above. For the first half of 2020, total number of industrial lots decreased 5% to 197,050 and the total number of lots including agricultural lots decreased 6% to 213,100 lots.

GTV on a per lot basis generated at our industrial live on site auctions was flat at $9,400 in Q2 2020 and Q2 2019. For the first half of 2020, the GTV on a per lot basis generated at our industrial live on site auctions decreased 1% to $9,900 compared to $10,000 in the prior year.

Ritchie Bros.	35

12 months average metrics per industrial live on site auction

	12 months ended June 30,
			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019
GTV	$21.3 million	$20.5 million	$4%
Bidder registrations	4,612	3,322	39%
Consignors	305	300	2%
Lots	2,281	2,081	10%

For the 12 months ended June 30, 2020, we saw a 4% increase in average GTV per industrial auction compared to the prior year period, and a 39% increase in average bidder registration per auction, a strong indicator of higher demand from buyers.

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

Our Sales Force Productivity for the trailing 12-month period ended June 30, 2020 was $12.2 million per Revenue Producer compared to $11.7 million per Revenue Producer for the trailing 12-month period ended June 30, 2019.

A&M revenue

Total A&M revenue decreased 1% to $354.6 million in Q2 2020 and decreased 5% to $599.4 million for the first half of 2020.

A&M revenue by geographical region are presented below:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
United States
Service revenue	115,796	110,622	5%	$236,134	$213,597	11%
Inventory sales revenue	72,196	87,788	(18)%	129,144	155,732	(17)%
A&M revenue- United States	187,992	198,410	(5)%	365,278	369,329	(1)%
Canada
Service revenue	67,357	65,752	2%	85,917	85,520	0%
Inventory sales revenue	19,126	13,373	43%	27,321	17,158	59%
A&M revenue- Canada	86,483	79,125	9%	113,238	102,678	10%
International
Service revenue	16,496	24,676	(33)%	32,340	45,370	(29)%
Inventory sales revenue	63,588	57,455	11%	88,578	116,783	(24)%
A&M revenue- International	80,084	82,131	(2)%	120,918	162,153	(25)%
Total
Service revenue	199,648	201,050	(1)%	354,391	344,487	3%
Inventory sales revenue	154,911	158,616	(2)%	245,043	289,673	(15)%
A&M total revenue	354,559	359,666	(1)%	599,434	634,160	(5)%

United States

In Q2 2020, service revenue increased 5% primarily due to an increase in fee revenue driven by the mix of small value lots, the harmonization of buyer fees, fee growth from higher total GTV, and higher fees from Services within our US operations. We recognized lower commissions despite higher Services GTV, due to softer rate performance, with a higher proportion of Services GTV sourced from strategic accounts, and lower rates from our government operations.

Service GTV in the US was higher, with record online performance driven by strong execution from the US region and the US strategic accounts sales teams, an increase in supply of transportation equipment, and shifting the Los Angeles auction to Q2 2020 in response to the COVID-19 pandemic. This increase in Services GTV was partially offset by the lower GTV arising from the non-repeat of the large Columbus, Ohio auction held in June 2019.

Ritchie Bros.	36

In Q2 2020, inventory sales revenue decreased 18% as we had a large dispersal of pipeline equipment as part of the $94 million Columbus, Ohio auction held in June 2019. We also recognized lower inventory contracts related to our government surplus contracts due to the COVID-19 pandemic government shutdowns, which ceased all shipment of surplus contract inventories. This decrease was partially offset by strong live on site performance in the US as we saw an increase in supply of transportation equipment.

For the first half of 2020, service revenue increased 11% primarily due to an increase in fees revenue driven by the harmonization of buyer fees, the mix of small value lots, fee growth from higher total GTV, and higher fees from services in the US operations. Service revenue in the US also increased due to commissions earned from higher volumes on Service GTV growth as discussed above, and higher rates earned on our guarantee contracts. This increase was partially offset by softer rate performance due to higher proportion of GTV sourced from strategic accounts and lower rates from our government operations. Inventory sales revenue decreased 17% for the same reasons discussed above.

Canada

In Q2 2020, service revenue increased 2% primarily due to higher fees revenue driven by the full harmonization of buyer fees, fees earned on higher total GTV, partially offset by fees waived for Canadian on-the-farm auctions as part of our COVID-19 pandemic response. Service GTV in Canada was higher primarily due to the shift in the Montreal auction from Q1 2020 to Q2 2020. Inventory sales revenue increased 43% primarily due to year-over-year growth performance at our Western Canada auctions.

For the first half of 2020, service revenue was flat at $85.9 million. Fees revenue increased due to the full harmonization of buyer fees and higher total GTV, which was offset by lower commissions revenue. Inventory sales revenue increased 59% to $27.3 million primarily for the same reasons discussed above.

International

In Q2 2020, service revenue decreased 33% primarily due to lower commissions on lower services GTV. In addition, International had lower fees revenue in line with decreased total GTV. The lower total GTV was due to softness in the International region driven by economic uncertainty during the COVID-19 pandemic. Inventory sales revenue increased 11% with strong performance at our Maltby, UK auction, which was partially offset by the non-repeat of supply contracts in Europe and Asia that were garnered in a more favourable supply environment in the prior year.

For the first half of 2020, service revenue decreased 29% with lower commissions and fees revenue earned on lower GTV for the same reasons discussed above. Inventory sales revenue decreased 24% due to the non-repeat of supply contracts in Europe and Asia that were garnered in a more favourable supply environment as well as lower volumes driven by the economic uncertainties in this region as discussed above.

Costs of services

A&M costs of services decreased 32% to $22.2 million in Q2 2020 compared to Q2 2019. In response to the COVID-19 pandemic, we transitioned our live on site auctions to online bidding, utilized TAL solutions for selected International and on-the-farm agricultural events, and implemented travel restrictions. These operational changes resulted in significant temporary cost reductions in employee compensation, and travel, advertising, and promotion expenses. In addition, we incurred lower net fees related to referral payments.

For the first half of 2020, A&M costs of services decreased 11% to $47.3 million for the same reasons noted above. In addition, the decrease was partially offset by additional facilities costs incurred to support our Q1 2020 Leake auction and expenses incurred to support our government surplus contracts.

Cost of inventory sold

A&M cost of inventory sold decreased 4% to $143.1 million in Q2 2020 compared to Q2 2019, primarily in line with lower activity in inventory sales revenue. Cost of inventory sold decreased at a higher rate than the decrease of inventory sales revenue, indicating an increase in the revenue margin. The margin also improved as a result of equipment sold at a lower price performance in the prior year within the International region, which was not repeated in Q2 2020.

For the first half of 2020, A&M cost of inventory sold decreased 17% to $224.7 million due to the reasons noted above.

SG&A expenses

A&M SG&A expenses increased 3% to $94.6 million in Q2 2020 compared to Q2 2019. The increase was primarily due to higher incentive expense, including a one-time incentive accrual to employees who have been instrumental during the COVID-19 pandemic to continue keeping our operations running and servicing our customers. These increases were partially offset by lower SG&A expenses related to lower travel, advertising, and promotion costs as we implemented travel restrictions.

Ritchie Bros.	37

For the first half of 2020, A&M segment SG&A expenses increased 3% to $186.1 million primarily due to the same reasons noted above, and higher overhead personnel costs incurred to support our growth initiatives.

Other Services Segment

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Service revenue	$34,491	$33,556	3%	$62,871	$62,491	1%
Ancillary and logistical service expenses	16,060	16,472	(3)%	28,818	30,231	(5)%
Other costs of services	1,198	1,245	(4)%	2,700	2,738	(1)%
SG&A expenses	6,073	6,248	(3)%	12,873	12,250	5%
Other services profit	$11,160	$9,591	16%	$18,480	$17,272	7%

In Q2 2020, Other Services revenue increased 3% to $34.5 million primarily due to an increase in Ancillary revenue of $0.6 million and RBFS revenue of $0.4 million. In the first half of 2020, Other Services revenue increased 1% to $62.9 million due to higher revenue in RBFS of $1.4 million, Ancillary of $0.9 million, and Mascus of $0.4 million. This increase was partially offset by lower revenue from RB Logistics of $2.3 million caused by lower inventory sales in Europe requiring logistics.

RBFS revenue increased 5% in Q2 2020, driven by an increase in the rate of fees earned from facilitating financing arrangements. In Q2 2020, our funded volume, which represents the amount of lending brokered by RBFS, decreased 4% to $140.4 million in Q2 2020, and remained flat when excluding the impact of foreign exchange. In the first half of 2020, our funded volume decreased 3% to $256.3 million, and decreased 1% when excluding the impact of foreign exchange. Credit approvals tightened in Q2 2020 due to the economic uncertainties during the COVID-19 pandemic, resulting in lower rate of funding and revenue growth of our RBFS business.

In Q2 2020, Other Services profit increased 16% to $11.2 million primarily due to lower cost of services and SG&A costs driven by our Ancillary and RBFS operations. In the first half of 2020, Other Services profit increased 7% to $18.5 million primarily due to the same reasons noted above. The lower revenue from RB Logistics resulted in a similar magnitude decrease in logistical service expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities.

In the first half of 2020, our operations were not materially impacted by the COVID-19 pandemic. However, with rapidly changing global markets and economic environments, there is significant uncertainty as to the future impact on our business and liquidity. Today we believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. With the future uncertainty, we will continue to evaluate the nature and extent of any impacts to our liquidity as events unfold. Our future growth strategies continue to include but are not limited to the development of our A&M, RBFS, and Mascus operating segments, as well as other growth opportunities including mergers and acquisitions.

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

Ritchie Bros.	38

Cash flows

Our cash, cash equivalents, and restricted cash was $538.0 million at June 30, 2020, a 59% increase over the $339.0 million balance at June 30, 2019. The $84.3 million of cash generated over the comparative period is detailed in the following table:

	Six months ended June 30,
			% Change
(in U.S. $000's)	2020	2019	2020 over 2019
Cash provided by (used in):
Operating activities	$198,324	$160,355	24%
Investing activities	(148)	(17,210)	(99)%
Financing activities	(77,811)	(111,520)	(30)%
Effect of changes in foreign currency rates	(2,608)	1,802	(245)%
Net increase in cash, cash equivalents, and restricted cash	$117,757	$33,427	252%

Net cash provided by operating activities increased $38.0 million in the first half of 2020. This increase was primarily due to a net positive impact in our operating assets and liabilities, as well as an increase in our net income over the comparative period. We saw net positive cash flows from changes in our operating assets and liabilities primarily due to the timing of payments on a mix of third-party suppliers and local payroll, consumption, and income taxes, as well as an increase in the size and number of auctions over the comparative period. The increase in cash provided by operating activities was partially offset by changes in inventory over the comparative period. At the end of 2018, we saw particularly high levels of inventory in Europe, which turned over in the first half of 2019.

Net cash used in investing activities decreased $17.1 million in the first half of 2020. This decrease was primarily due to net proceeds of $15.5 million on the sale of land in the United States and $4.2 million on the distribution of equity investments in the first half of 2020. This increase was partially offset by a $2.6 million increase in property, plant and equipment and intangible asset additions over the comparative period.

Net cash used in financing activities decreased $33.7 million in the first half of 2020. This decrease was driven primarily by a $28.0 million increase in net proceeds from short-term debt draws, primarily to fund inventory purchases in the US and Australia. In addition, we raised $15.3 million more cash from the issuance of share capital related to stock option exercises in the first half of 2020 over the comparative period in 2019. Partially offsetting this was an increase of $11.2 million in share repurchases in the first half of 2020 versus the first half of 2019.

Dividend information

We declared and paid a regular cash dividend of $0.20 per common share for the quarter ended June 30, 2019, September 30, 2019, December 31, 2019, and March 31, 2020. We have declared, but not yet paid, a dividend of $0.22 per common share for the quarter ended June 30, 2020. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 57.0% for the 12 months ended June 30, 2020 from 59.9% for the 12 months ended June 30, 2019. This decrease is primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio (non-GAAP measure) decreased to 54.7% for the 12 months ended June 30, 2020 from 61.7% for the 12 months ended June 30, 2019.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 150 bps to 10.0% for the 12-month period ending June 30, 2020 from 8.5% for the 12-month period ending June 30, 2019. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period. Return on invested capital (“ROIC”) (non-GAAP measure) increased 180 bps to 10.1% during the 12 months ended June 30, 2020 compared to 8.3% for the 12 months period ending June 30, 2019.

Ritchie Bros.	39

Credit facilities

Credit facilities at June 30, 2020 and December 31, 2019 were as follows:

(in U.S. $000's, except percentages)	June 30, 2020	December 31, 2019		% Change
Committed		.
Term loan facility	$140,702		$155,355	(9)%
Revolving credit facilities	500,000		500,000	—%
Total credit facilities	$640,702		$655,355	(2)%
Unused
Revolving credit facilities	472,657		489,937	(4)%
Total credit facilities unused	$472,657		$489,937	(4)%

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at June 30, 2020.

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

Share repurchase program

On May 8, 2019, our Board of Directors authorized a share repurchase program for the repurchase of up to $100 million worth of our common shares (subject to the Toronto Stock Exchange approval) over a total period of 12 months. The share repurchase program ended May 8, 2020.

For the six months ended June 30, 2020, we executed the following share repurchases at a total cost of $53.2 million.

Issuer purchases of equity securities
(d) Maximum
			(c) Total number of	approximate dollar
			shares purchased as	value of shares that
	(a) Total number of shares	(b) Average price paid	part of publicly	may yet be purchased
	purchased	per share	announced program	under the program
March 5-23, 2020	1,525,312	$34.85	1,525,312	$4.8 million

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100 million worth of our common shares (subject to the Toronto Stock Exchange ”TSX” approval) over the next 12 months.

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

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. The COVID-19 pandemic resulted in significant global economic disruption, which can cause a greater degree of uncertainty around our long-term cash projections. As a result, we have further evaluated our judgments and estimates, particularly in the following areas:

●	Recoverability of goodwill;
●	Recoverability of long-lived and indefinite-lived assets;
●	Recoverability of trade and other receivables; and
●	Valuation of inventories.

Ritchie Bros.	40

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

A&M reporting unit

For the six months ended June 30, 2020, we performed a qualitative assessment of the A&M reporting unit with consideration of the current global economic downturn as a result of the COVID-19 pandemic and we concluded there were no indicators of impairment that existed.

Mascus reporting unit

For the six months ended June 30, 2020, we performed a qualitative assessment of the Mascus reporting unit with consideration of the current global economic downturn as a result of the COVID-19 pandemic and we concluded there were no indicators of impairment that existed.

Recoverability of long-lived and indefinite-lived assets

We test long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows. As a result of the COVID-19 pandemic, we reviewed for any events or changes in circumstances that indicate the carrying amount of our long-lived assets may not be recoverable. Our assessment concluded that despite the economic impact of the COVID-19 pandemic, we believe the carrying amounts of our long-lived assets are recoverable as at June 30, 2020.

Indefinite-lived intangible assets are tested at least annually for impairment, and between annual tests if indicators of potential impairment exist. Amid the COVID-19 pandemic, we determined there are potential indicators of impairment and prepared an assessment of qualitative factors to determine the existence of events or circumstances that would indicate whether it is more likely than not that the carrying amount of the indefinite-lived intangible asset is less than its fair value. Based on our qualitative assessment, we determined there were no indicators of impairment of our indefinite-lived intangible assets at June 30, 2020.

Recoverability of trade receivables

Our trade receivables are generally secured by the equipment, and we determined the COVID-19 pandemic did not have a significant impact on our allowance for expected credit losses. Refer to Note 11 of the financial statements, Trade Receivables, regarding the activity in the allowance for expected credit losses.

Ritchie Bros.	41

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

For the six months ended June 30, 2020, we reviewed our inventories balance to ensure that it is recorded at the lower of cost and net realizable value. Specific consideration was given to the impact on the net realizable value of our inventories balance given the global economic downturn triggered by the COVID-19 pandemic.

Adoption of New Standards

Topic 326

Effective January 1, 2020, we adopted Topic 326, which replaces the ‘incurred loss methodology’ credit impairment model with a new forward-looking methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the standard had no material effect on the carrying values of our financial assets on the transition date. Periods prior to January 1, 2020 that are presented for comparative purposes have not been adjusted.

Topic 848

Effective January 1, 2020, we adopted Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides relief for companies preparing for discontinuation of reference rates such as LIBOR. This guidance is effective immediately and can be applied until December 31, 2022. Our use of LIBOR is applicable on short term drawings on the committed revolving credit facilities in certain jurisdictions. If applicable, we will use the optional expedients available when reference rate changes occur.

Topic 842

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). Refer to Note 18 of the financial statements, Leases, for a discussion of our lease accounting.

Other

In addition, effective January 1, 2020, we adopted ASU 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40), Customer’s Accounting for implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract on a prospective basis. The adoption of ASU 2018-15 on January 1, 2020 using the prospective transition approach did not result in a material impact to the consolidated financial statements.

For a discussion of our new and amended accounting standards refer to Note 1 of the financial statements, Summary of significant accounting policies.

Ritchie Bros.	42

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

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Operating income	$88,800	$77,970	14%	$122,882	$111,558	10%
Adjusted operating income*	$88,800	$77,970	14%	$122,882	$111,558	10%
(1)	Adjusted operating income* represents operating income excluding the effects of adjusting items.

Ritchie Bros.	43

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

	Three months ended June 30,			Six months ended June 30,
(in U.S. $000's, except share and per share data,			% Change			% Change
and percentages)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Net income attributable to stockholders	$53,043	$54,036	(2)%	$75,851	$72,200	5%
Current income tax adjusting item:
Change in uncertain tax provision	766	—	100%	766	—	100%
Deferred tax adjusting item:
Change in uncertain tax provision	5,462	—	100%	5,462	—	100%
Adjusted net income attributable to stockholders*	$59,271	$54,036	10%	$82,079	$72,200	14%
Weighted average number of dilutive shares outstanding	109,323,343	109,942,768	(1)%	109,903,808	109,982,763	(0)%
Diluted earnings per share attributable to stockholders	$0.49	$0.49	—%	$0.69	$0.66	5%
Diluted adjusted EPS attributable to Stockholders*	$0.54	$0.49	10%	$0.75	$0.66	14%
(1)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(2)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Adjusted EBITDA*

We believe adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* to net income, which is the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Net income	$53,119	$54,131	(2)%	$75,948	$72,303	5%
Add: depreciation and amortization expenses	17,857	17,112	4%	37,150	34,227	9%
Add: interest expense	8,882	10,117	(12)%	18,064	20,933	(14)%
Less: interest income	(393)	(1,063)	(63)%	(1,063)	(1,918)	(45)%
Add: income tax expense	27,656	15,401	80%	33,304	22,040	51%
Adjusted EBITDA*	$107,121	$95,698	12%	$163,403	$147,585	11%
(1)	Please refer to page 48 for a summary of adjusting items during the three and six months ended June 30, 2020 and June 30, 2019.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.

Ritchie Bros.	44

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

	As at and for the 12 months ended June 30,
					% Change
(in U.S. $millions, except percentages)	2020		2019		2020 over 2019
Short-term debt	$22.0		$8.0		175%
Long-term debt	632.0		704.9		(10)%
Debt	654.0		712.9		(8)%
Less: Cash and cash equivalents	(389.7)		(210.4)		85%
Adjusted net debt*	264.3		502.5		(47)%
Net income	$152.7		$130.9		17%
Add: depreciation and amortization expenses	73.4		68.1		8%
Add: interest expense	38.4		43.2		(11)%
Less: interest income	(3.1)		(3.6)		(14)%
Add: income tax expense	52.9		38.7		37%
Pre-tax adjusting items:
Share-based payment expense recovery	(4.1)		—		(100)%
Severance and retention	—		1.5		(100)%
Gain on sale of equity accounted for investment	—		(4.9)		(100)%
Adjusted EBITDA*	$310.2		$273.9		13%
Debt/net income	4.3	x	5.4	x	(20)%
Adjusted net debt*/adjusted EBITDA*	0.9	x	1.8	x	(50)%
(1)	Please refer to page 48 for a summary of adjusting items during the trailing 12-months ended June 30, 2020 and June 30, 2019.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt*/adjusted EBITDA* is calculated by dividing adjusted net debt* by adjusted EBITDA*.

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

The following table reconciles OFCF* to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	12 months ended June 30,
			% Change
(in U.S. $ millions, except percentages)	2020	2019	2020 over 2019
Cash provided by operating activities	$370.8	$196.8	88%
Property, plant and equipment additions	15.1	15.7	(4)%
Intangible asset additions	28.5	26.1	9%
Proceeds on disposition of property plant and equipment	(21.5)	(9.5)	126%
Net capital spending	$22.1	$32.3	(32)%
OFCF*	$348.7	$164.5	112%
(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	45

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

The following table reconciles adjusted net income attributable to stockholders* and adjusted dividend payout ratio* to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	12 months ended June 30,
			%Change
(in U.S. $millions, except percentages)	2020	2019	2020 over 2019
Dividends paid to stockholders	$87.0	$78.3	11%
Net income attributable to stockholders	$152.7	$130.8	17%
Pre-tax adjusting items:
Severance and retention	—	1.5	(100)%
Gain on sale of equity accounted for investment	—	(4.9)	(100)%
Current income tax effect of adjusting items:
Severance and retention	—	(0.4)	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	0.8	—	100%
Deferred tax adjusting item:
Change in uncertain tax provisions	5.5	—	100%
Adjusted net income attributable to stockholders*	$159.0	$127.0	25%
Dividend payout ratio	57.0%	59.9%	(290)	bps
Adjusted dividend payout ratio*	54.7%	61.7%	(700)	bps
(1)	Please refer to page 48 for a summary of adjusting items during the trailing 12-months ended June 30, 2020 and June 30, 2019.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Adjusted dividend payout ratio* is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders*.

Ritchie Bros.	46

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

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended June 30,

			% Change
(in U.S. $millions, except percentages)	2020	2019	2020 over 2019
Net income attributable to stockholders	$152.7	$130.8	17%
Pre-tax adjusting items:
Share-based payment expense recovery	(4.1)	—	(100)%
Severance and retention	—	1.5	(100)%
Gain on sale of equity accounted for investment	—	(4.9)	(100)%
Current income tax effect of adjusting items:
Severance and retention	—	(0.4)	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	0.8	—	100%
Deferred tax adjusting item:
Change in uncertain tax provisions	5.5	—	100%
Adjusted net income attributable to stockholders*	$154.9	$127.0	22%
Opening long-term debt	$704.9	$750.4	(6)%
Ending long-term debt	632.0	704.9	(10)%
Average long-term debt	668.5	727.7	(8)%
Opening stockholders' equity	$830.7	$786.4	6%
Ending stockholders' equity	899.1	830.7	8%
Average stockholders' equity	864.9	808.6	7%
Average invested capital	$1,533.4	$1,536.3	(0)%

Return on average invested capital	10.0%	8.5%	150	bps
ROIC*	10.1%	8.3%	180	bps
(1)	Please refer to page 48 for a summary of adjusting items during the trailing 12-months ended June 30, 2020 and June 30, 2019.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as adjusted net income attributable to stockholders* divided by average invested capital.
(4)	The adoption of Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	47

Adjusting items during the trailing 12-months ended June 30, 2020 were:

Recognized in the second quarter of 2020

●	$6.2 million ($0.06 per diluted share) in current and deferred income tax expense related to an unfavourable adjustment to reflect final regulations published regarding hybrid financing arrangements.

Recognized in the first quarter of 2020

●	There were no adjustment items recognized in the first quarter of 2020.

Recognized in the fourth quarter of 2019

●	$4.1 million ($3.4 million after tax, or $0.03 per diluted share) in share-based payment expense recovery related to the departure of our former CEO.

Recognized in the third quarter of 2019

●	There were no adjustment items recognized in the third quarter of 2019.

Adjusting items during the trailing 12-months ended June 30, 2019 were:

Recognized in the second quarter of 2019

There were no adjustment items recognized in the second quarter of 2019.

Recognized in the first quarter of 2019

●	There were no adjustment items recognized in the first quarter of 2019.

Recognized in the fourth quarter of 2018

●	There were no adjustment items recognized in the fourth quarter of 2018.

Recognized in the third quarter of 2018

●	$1.5 million ($1.1 million after tax, or $0.01 per diluted share) of severance and retention costs in a corporate reorganization that followed the IronPlanet acquisition;
●	$4.9 million ($4.9 million after tax, or $0.04 per diluted share) due to gain on sale of an equity accounted for investment.

Ritchie Bros.	48

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six  months ended June 30, 2020 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at June 30, 2020. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as at June 30, 2020, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ritchie Bros.	49

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

Except as set out below, there were no material changes in risk factors during the three months or six months ended June 30, 2020.

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

Ritchie Bros.	50

Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. As of the end of our second fiscal quarter of 2020 we have a strong balance sheet and do not anticipate the need to raise capital. However, we cannot predict when the macro-economic disruption stemming from the COVID-19 pandemic will ebb or when the economy will return to pre-COVID-19 pandemic levels, if at all. If the macro-economic disruption continues for prolonged periods we may need to raise capital and capital may not be available on acceptable terms, or at all. The impact of the COVID-19 pandemic on economic activity, and its effect on our sales force and our customers are uncertain at this time and could have a material adverse effect on our results, especially to the extent theses effects persist or exacerbate over an extended period of time. Additionally, any such impact could also result in financial and/or operational constraints for our service providers, buyers of the assets sold through our sales channel, as well as other counterparties, thereby increasing the risk that such counterparties default on their obligations to us.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

Ritchie Bros.	51

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document

10.1	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and James Kessler, dated May 1, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

Ritchie Bros.	52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: August 6, 2020	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: August 6, 2020	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	53