Form 10-Q
period 2020-09-30
RITCHIE BROS AUCTIONEERS INC
filed 2020-11-05
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 109,400,129 common shares, without par value, outstanding as of November 4, 2020.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended September 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$222,679	$178,577	$639,941	$585,555
Inventory sales revenue	108,863	111,219	353,906	400,892
Total revenue	331,542	289,796	993,847	986,447

Operating expenses:
Costs of services	39,223	36,382	118,026	122,719
Cost of inventory sold	96,253	102,410	320,972	372,703
Selling, general and administrative expenses	110,186	93,691	309,203	286,589
Acquisition-related costs	—	45	—	752
Depreciation and amortization expenses	18,436	17,692	55,586	51,919
Gain on disposition of property, plant and equipment	(276)	(821)	(1,536)	(1,071)
Foreign exchange loss	336	237	1,330	1,118
Total operating expenses	264,158	249,636	803,581	834,729
Operating income	67,384	40,160	190,266	151,718

Interest expense	(8,737)	(10,090)	(26,801)	(31,023)
Other income, net	2,280	1,962	6,714	5,680
Income before income taxes	60,927	32,032	170,179	126,375

Income tax expense	15,437	6,760	48,741	28,800
Net income	$45,490	$25,272	$121,438	$97,575

Net income attributable to:
Stockholders	$45,387	$25,266	$121,239	$97,466
Non-controlling interests	103	6	199	109
Net income	$45,490	$25,272	$121,438	$97,575

Earnings per share attributable to stockholders:
Basic	$0.42	$0.23	$1.11	$0.90
Diluted	$0.41	$0.23	$1.10	$0.89

Weighted average number of shares outstanding:
Basic	109,018,469	108,003,390	108,887,026	108,453,525
Diluted	110,369,718	109,381,173	110,060,712	109,634,195

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$45,490	$25,272	$121,438	$97,575
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	12,549	(9,703)	7,445	(8,880)
Total comprehensive income	$58,039	$15,569	$128,883	$88,695

Total comprehensive income attributable to:
Stockholders	$57,910	$15,586	$128,654	$88,614
Non-controlling interests	129	(17)	229	81
	$58,039	$15,569	$128,883	$88,695

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets

Cash and cash equivalents	$470,285	$359,671
Restricted cash	120,014	60,585
Trade and other receivables	333,110	142,627
Less: allowance for credit losses	(4,635)	(5,225)
Inventory	62,101	64,956
Other current assets	26,279	50,160
Income taxes receivable	5,619	6,810
Total current assets	1,012,773	679,584

Property, plant and equipment	481,047	484,482
Other non-current assets	134,973	145,679
Intangible assets	220,791	233,380
Goodwill	672,746	672,310
Deferred tax assets	15,659	13,995
Total assets	$2,537,989	$2,229,430

Liabilities and Equity

Auction proceeds payable	$496,936	$276,188
Trade and other payables	215,110	194,279
Income taxes payable	11,241	7,809
Short-term debt	20,285	4,705
Current portion of long-term debt	9,926	18,277
Total current liabilities	753,498	501,258

Long-term debt	622,635	627,204
Other non-current liabilities	144,677	151,238
Deferred tax liabilities	52,312	42,743
Total liabilities	1,573,122	1,322,443

Commitments and Contingencies (Note 19 and Note 20 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 109,381,891 (December 31, 2019: 109,337,781)	195,727	194,771
Additional paid-in capital	48,253	52,110
Retained earnings	767,188	714,051
Accumulated other comprehensive loss	(51,684)	(59,099)
Stockholders' equity	959,484	901,833
Non-controlling interest	5,383	5,154
Total stockholders' equity	964,867	906,987
Total liabilities and equity	$2,537,989	$2,229,430

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
Three months ended September 30, 2020	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")

Balance, June 30, 2020	108,630,537	$169,255	$47,958	$746,048	$(64,207)	$5,254	$904,308	—
Net income	—	—	—	45,387	—	103	45,490	—
Other comprehensive income (loss)	—	—	—	—	12,523	26	12,549	—
	—	—	—	45,387	12,523	129	58,039	—
Stock option exercises	751,268	26,470	(5,701)	—	—	—	20,769	—
Issuance of common stock related to vesting of share units	86	2	(7)	—	—	—	(5)	—
Stock option compensation expense	—	—	1,671	—	—	—	1,671	—
Equity-classified share units expense	—	—	4,138	—	—	—	4,138	—
Equity-classified share units dividend equivalents	—	—	194	(194)	—	—	—	—
Cash dividends paid	—	—	—	(24,053)	—	—	(24,053)	—
Balance, September 30, 2020	109,381,891	$195,727	$48,253	$767,188	$(51,684)	$5,383	$964,867	—

Three months ended September 30, 2019

Balance, June 30, 2019	107,836,674	$150,585	$54,633	$680,915	$(55,449)	$5,165	$835,849	1,049
Net income	—	—	—	25,266	—	6	25,272	—
Other comprehensive income (loss)	—	—	—	—	(9,680)	(23)	(9,703)	—
	—	—	—	25,266	(9,680)	(17)	15,569	—
Stock option exercises	363,217	8,451	(135)	—	—	—	8,316	—
Issuance of common stock related to vesting of share units	10,444	737	—	1	—	—	738	(1,083)
Stock option compensation expense	—	—	1,653	—	—	—	1,653	—
Equity-classified share units expense	—	—	2,830	—	—	—	2,830	21
Equity-classified share units dividend equivalents	—	—	308	(320)	—	—	(12)	13
Cash dividends paid	—	—	—	(21,631)	—	—	(21,631)	—
Balance, September 30, 2019	108,210,335	$159,773	$59,289	$684,231	$(65,129)	$5,148	$843,312	—

Ritchie Bros.	4

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders							Contingently
			Additional		Accumulated	Non-		redeemable
	Common stock		paid-In		other	controlling		performance
	Number of		capital	Retained	comprehensive	interest	Total	share units
Nine months ended September 30, 2020	shares	Amount	("APIC")	earnings	loss	("NCI")	equity	("PSUs")

Balance, December 31, 2019	109,337,781	$194,771	$52,110	$714,051	$(59,099)	$5,154	$906,987	$—
Net income	—	—	—	121,239	—	199	121,438	—
Other comprehensive income (loss)	—	—	—	—	7,415	30	7,445	—
	—	—	—	121,239	7,415	229	128,883	—
Stock option exercises	1,430,545	50,611	(10,417)	—	—	—	40,194	—
Issuance of common stock related to vesting of share units	138,877	3,515	(7,459)	—	—	—	(3,944)	—
Stock option compensation expense	—	—	4,401	—	—	—	4,401	—
Equity-classified share units expense	—	—	9,155	—	—	—	9,155	—
Equity-classified share units dividend equivalents	—	—	463	(463)	—	—	—	—
Cash dividends paid	—	—	—	(67,639)	—	—	(67,639)	—
Shares repurchased	(1,525,312)	(53,170)	—	—	—	—	(53,170)	—
Balance, September 30, 2020	109,381,891	$195,727	$48,253	$767,188	$(51,684)	$5,383	$964,867	$—

Nine months ended September 30, 2019

Balance, December 31, 2018	108,682,030	$181,780	$56,885	$648,255	$(56,277)	$5,067	$835,710	$923
Net income	—	—	—	97,466	—	109	97,575	—
Other comprehensive loss	—	—	—	—	(8,852)	(28)	(8,880)	—
	—	—	—	97,466	(8,852)	81	88,695	—
Stock option exercises	544,576	14,119	(1,679)	—	—	—	12,440	—
Issuance of common stock related to vesting of share units	207,403	5,886	(10,064)	1	—	—	(4,177)	(1,083)
Stock option compensation expense	—	—	4,852	—	—	—	4,852	—
Equity-classified share units expense	—	—	8,640	—	—	—	8,640	114
Equity-classified share units dividend equivalents	—	—	655	(700)	—	—	(45)	46
Cash dividends paid	—	—	—	(60,791)	—	—	(60,791)	—
Shares repurchased	(1,223,674)	(42,012)	—	—	—	—	(42,012)	—
Balance, September 30, 2019	108,210,335	$159,773	$59,289	$684,231	$(65,129)	$5,148	$843,312	$—

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Nine months ended September 30,	2020	2019
Cash provided by (used in):
Operating activities:
Net income	$121,438	$97,575
Adjustments for items not affecting cash:
Depreciation and amortization expenses	55,586	51,919
Stock option compensation expense	4,401	4,852
Equity-classified share unit expense	9,155	8,754
Deferred income tax expense (recovery)	8,250	(4,760)
Unrealized foreign exchange (gain) loss	2,049	(129)
Gain on disposition of property, plant and equipment	(1,536)	(1,071)
Amortization of debt issuance costs	2,375	2,701
Amortization of right-of-use assets	9,194	8,867
Gain on contingent consideration from equity investment	(1,700)	—
Other, net	2,427	1,025
Net changes in operating assets and liabilities	53,912	139,372
Net cash provided by operating activities	265,551	309,105
Investing activities:
Property, plant and equipment additions	(9,865)	(6,915)
Intangible asset additions	(19,886)	(18,377)
Proceeds on disposition of property, plant and equipment	16,277	5,610
Distribution from equity investment	4,212	—
Proceeds on contingent consideration from equity investment	1,700	—
Other, net	(2,630)	(1,000)
Net cash used in investing activities	(10,192)	(20,682)
Financing activities:
Share repurchase	(53,170)	(42,012)
Dividends paid to stockholders	(67,639)	(60,791)
Issuances of share capital	40,194	12,440
Payment of withholding taxes on issuance of shares	(3,870)	(5,260)
Proceeds from short-term debt	35,799	10,519
Repayment of short-term debt	(22,357)	(24,979)
Repayment of long-term debt	(11,134)	(29,022)
Debt issue costs	(2,038)	—
Repayment of finance lease obligations	(6,927)	(4,848)
Net cash used in financing activities	(91,142)	(143,953)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	5,826	1,350
Increase	170,043	145,820
Beginning of period	420,256	305,567
Cash, cash equivalents, and restricted cash, end of period	$590,299	$451,387

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.    Summary of significant accounting policies (continued)

Finance leases

Finance lease ROU assets and liabilities are included in property, plant and equipment, trade and other payables, and other non-current liabilities in our consolidated balance sheets.

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

As of September 30, 2020, the Company performed a qualitative assessment of the A&M reporting unit and the Mascus reporting unit with consideration of the current global economic downturn as a result of COVID-19 and the Company concluded there were no indicators of impairment.

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

4.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, asset appraisal services, and Ritchie Bros. Logistical Services.

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$188,949	$33,730	$222,679	$543,340	$96,601	$639,941
Inventory sales revenue	108,863	—	108,863	353,906	—	353,906
Total revenue	$297,812	$33,730	$331,542	$897,246	$96,601	$993,847
Costs of services	21,733	17,490	39,223	69,018	49,008	118,026
Cost of inventory sold	96,253	—	96,253	320,972	—	320,972
Selling, general and administrative expenses ("SG&A")	103,933	6,253	110,186	290,077	19,126	309,203
Segment profit	$75,893	$9,987	$85,880	$217,179	$28,467	$245,646
Depreciation and amortization expenses ("D&A")			18,436			55,586
Gain on disposition of property, plant and equipment ("PPE")			(276)			(1,536)
Foreign exchange loss			336			1,330
Operating income			$67,384			$190,266
Interest expense			(8,737)			(26,801)
Other income, net			2,280			6,714
Income tax expense			(15,437)			(48,741)
Net income			$45,490			$121,438

Ritchie Bros.	13

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.    Segmented information (continued)

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$150,093	$28,484	$178,577	$494,580	$90,975	$585,555
Inventory sales revenue	111,219	—	111,219	400,892	—	400,892
Total revenue	261,312	28,484	289,796	$895,472	$90,975	$986,447
Costs of services	21,431	14,951	36,382	74,799	47,920	122,719
Cost of inventory sold	102,410	—	102,410	372,703	—	372,703
SG&A expenses	88,138	5,553	93,691	268,786	17,803	286,589
Segment profit	$49,333	7,980	57,313	$179,184	$25,252	$204,436
Acquisition-related costs			45			752
D&A expenses			17,692			51,919
Gain on disposition of PPE			(821)			(1,071)
Foreign exchange loss			237			1,118
Operating income			40,160			$151,718
Interest expense			(10,090)			(31,023)
Other income, net			1,962			5,680
Income tax expense			(6,760)			(28,800)
Net income			25,272			$97,575

The Company’s geographic breakdown of total revenue is as follows:

	United
	States	Canada	Europe	Other	Consolidated
Total revenue for the three months ended:
September 30, 2020	$177,883	$58,059	$41,891	$53,709	$331,542
September 30, 2019	156,380	56,129	34,522	42,765	289,796
Total revenue for the nine months ended:
September 30, 2020	$573,001	$191,692	$115,659	$113,495	$993,847
September 30, 2019	552,186	178,069	136,590	119,602	986,447

5.    Revenue

The Company’s revenue breakdown is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Service revenue:
Commissions	$112,762	$90,928	$331,711	$317,674
Fees	109,917	87,649	308,230	267,881
	222,679	178,577	639,941	585,555
Inventory sales revenue	108,863	111,219	353,906	400,892
	$331,542	$289,796	$993,847	$986,447

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6.    Operating expenses

Costs of services

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Ancillary and logistical service expenses	$16,550	$13,285	$45,368	$43,516
Employee compensation expenses	11,442	11,555	35,057	37,268
Buildings, facilities and technology expenses	1,653	1,655	7,768	5,961
Travel, advertising and promotion expenses	4,782	5,765	17,518	24,440
Other costs of services	4,796	4,122	12,315	11,534
	$39,223	$36,382	$118,026	$122,719

SG&A expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Employee compensation expenses	$78,430	$60,680	$211,732	$186,033
Buildings, facilities and technology expenses	15,901	14,569	46,108	45,066
Travel, advertising and promotion expenses	5,479	10,033	20,565	28,400
Professional fees	4,546	3,685	13,570	11,915
Other SG&A expenses	5,830	4,724	17,228	15,175
	$110,186	$93,691	$309,203	$286,589

Depreciation and amortization expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Depreciation expense	$7,705	$7,305	$23,278	$21,630
Amortization expense	10,731	10,387	32,308	30,289
	$18,436	$17,692	$55,586	$51,919

Ritchie Bros.	15

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

For the three months ended September 30, 2020, income tax expense was $15,437,000, compared to an income tax expense of $6,760,000 for the same period in 2019. The effective tax rate was 25% in the third quarter of 2020, compared to 21% in the third quarter of 2019.

The effective tax rate increased in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increased proportion of income taxed in jurisdictions with higher tax rates, a greater income tax expense related to increases in tax uncertainties in 2020 compared to 2019, and a higher estimate of non-deductible expenses. The higher estimate of non-deductible expenses are primarily due to final regulations published on April 8, 2020 by the United States Department of Treasury and the Internal Revenue Service (“IRS”) that clarified income tax benefits related to hybrid financing arrangements would not be deductible (“Hybrid Interest”).

For the nine months ended September 30, 2020, income tax expense was $48,741,000, compared to an income tax expense of $28,800,000 for the same period in 2019. The effective tax rate was 29% for the nine months ended September 30, 2020, compared to 23% for the nine months ended September 30, 2019.

The effective tax rate increased in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to Hybrid Interest benefits that are no longer deductible as of January 1, 2019. The Company had recorded approximately $6,228,000 in Hybrid Interest benefits in the twelve months ended December 31, 2019. In addition, there was greater income tax expense related to increases in tax uncertainties in 2020 than in 2019, and a greater proportion of income taxed in jurisdictions with higher tax rates. Partially offsetting these increases was the reduced impact of the US tax reform.

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

	Three months ended			Nine months ended
	September 30, 2020			September 30, 2020
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$45,387	109,018,469	$0.42	$121,239	108,887,026	$1.11
Effect of dilutive securities:
Share units	—	548,859	—	—	519,915	—
Stock options	—	802,390	(0.01)	—	653,771	(0.01)
Diluted	$45,387	110,369,718	$0.41	$121,239	110,060,712	$1.10

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

8.    Earnings per share attributable to stockholders (continued)

	Three months ended			Nine months ended
	September 30, 2019			September 30, 2019
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	25,266	108,003,390	0.23	$97,466	108,453,525	$0.90
Effect of dilutive securities:
Share units	—	481,268	—	—	430,175	—
Stock options	—	896,515	—	—	750,495	(0.01)
Diluted	$25,266	109,381,173	$0.23	$97,466	109,634,195	$0.89

9.    Supplemental cash flow information

Nine months ended September 30,	2020	2019
Trade and other receivables	$(185,899)	$(123,667)
Inventory	3,938	58,791
Advances against auction contracts	6,566	4,528
Prepaid expenses and deposits	2,184	309
Income taxes receivable	1,191	(4,123)
Auction proceeds payable	213,596	248,587
Trade and other payables	20,675	(48,882)
Income taxes payable	4,179	14,050
Operating lease obligation	(8,809)	(10,762)
Other	(3,709)	541
Net changes in operating assets and liabilities	$53,912	$139,372

Nine months ended September 30,	2020	2019
Interest paid, net of interest capitalized	$31,173	$34,955
Interest received	1,775	2,491
Net income taxes paid	32,750	23,193

Non-cash purchase of property, plant and equipment under finance lease	8,431	10,747
Non-cash right of use assets obtained (reassessed) in exchange for new lease obligations	595	28,121

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$470,285	$359,671
Restricted cash	120,014	60,585
Cash, cash equivalents, and restricted cash	$590,299	$420,256

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

10.    Fair value measurement (continued)

		September 30, 2020		December 31, 2019
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$470,285	$470,285	$359,671	$359,671
Restricted cash	Level 1	120,014	120,014	60,585	60,585
Short-term debt	Level 2	20,285	20,285	4,705	4,705
Long-term debt
Senior unsecured notes	Level 1	492,281	515,000	490,933	520,625
Term loan	Level 2	96,330	96,782	154,548	155,355
Long-term revolver loan	Level 2	43,950	44,251	—	—

The carrying value of the Company’s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and short term debt approximate their fair values due to their short terms to maturity. The carrying value of the term loan and long-term revolver loan, before deduction of deferred debt issue costs, approximates their fair values as the interest rate on the loans is short-term in nature. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

11.    Trade receivables

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. The following table presents the activity in the allowance for expected credit losses for the period ended September 30, 2020:

Opening balance at January 1, 2020	(5,225)
Current period provision	(2,507)
Write-off charged against the allowance	3,097
Balance, September 30, 2020	$(4,635)

12.    Other current assets

	September 30,	December 31,
	2020	2019
Advances against auction contracts	$6,442	$12,925
Assets held for sale	—	15,051
Prepaid expenses and deposits	19,837	22,184
	$26,279	$50,160

Assets held for sale
Balance, December 31, 2019	15,051
Reclassified from (to) property, plant and equipment	(6,888)
Disposal	(8,163)
Balance, September 30, 2020	$—

During the nine months ended September 30, 2020, the Company sold excess auction site acreage in the United States. The Company also sold the property that was reclassified to property, plant and equipment during the first quarter of 2020. The sale of the two properties resulted in combined proceeds of $15,555,000 and a combined pre-tax gain of $1,090,000.

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

13.    Other non-current assets

	September 30,	December 31,
	2020	2019
Right-of-use assets	$106,710	$116,209
Tax receivable	11,306	11,792
Equity-accounted investments	—	4,276
Deferred debt issue costs	2,465	1,403
Other	14,492	11,999
	$134,973	$145,679

During the three months ended March 31, 2020, the Company received a final distribution of its equity-accounted investments in the Cura Classis entities. The transaction did not result in a significant gain or loss.

14.    Debt

	Carrying amount
	September 30,	December 31,
	2020	2019
Short-term debt	$20,285	$4,705

Long-term debt:

Term loan and long-term revolver loan:
Term loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.509%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2023	96,782	155,355
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.509%, due in monthly installments of interest only, maturing in October 2023	44,251	—
Less: unamortized debt issue costs	(753)	(807)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(7,719)	(9,067)
Total long-term debt	632,561	645,481

Total debt	$652,846	$650,186

Long-term debt:
Current portion	$9,926	$18,277
Non-current portion	622,635	627,204
Total long-term debt	$632,561	$645,481

On August 14, 2020, the Company entered into an amendment of the Credit Agreement dated October 27, 2016, totaling US$630.0 million with a syndicate of lenders comprising:

(1)	Multicurrency revolving facilities of up to US$530 Million (the “Revolving Facilities”), and,
(2)	A delayed-draw term loan facility of up to US$100 Million (the “Delayed-Draw Facility” and together with the Revolving Facilities, the “Facilities”).

The amendment, among other things, (i) extended the maturity date of the Facilities from October 27, 2021 to October 27, 2023, (ii) increased the applicable margin for base rate loans and LIBOR loans by 0.50% at each pricing tier level, (iii) increased the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Revolving Facilities by 0.10% at each pricing tier level, and (iv) increased the aggregate amount available under the Revolving Facilities from $490.0 million

Ritchie Bros.	19

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

to $530.0 million. Immediately prior to the amendment, the aggregate principal amount outstanding under the Delayed-Draw Facility was $141.0 million. In connection with the amendment, the Company prepaid $41.0 million of such amount with the proceeds from a borrowing under the Revolving Facilities. The Delayed-Draw Facility will continue to amortize in equal quarterly installments in an annual amount of 10%, with the balance payable at maturity.

The Company incurred debt issue costs of $2,038,000 in connection with the amendment. At September 30, 2020, the Company had unamortized deferred debt issue costs relating to the Credit Agreement of $3,218,000.

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities, and for the three months ended September 30, 2020, have a weighted average interest rate of 2.4% (December 31, 2019: 2.3%).

As at September 30, 2020, the Company had unused committed revolving credit facilities aggregating $469,407,000 of which $464,996,000 is available until October 27, 2023 subject to certain covenant restrictions. The Company was in compliance with all financial and other covenants applicable to the credit facilities at September 30, 2020.

15.    Other non-current liabilities

	September 30,	December 31,
	2020	2019
Operating lease liability	$103,244	$111,322
Tax payable	21,240	20,232
Finance lease liability	17,079	16,336
Other	3,114	3,348
	$144,677	$151,238

16.    Equity and dividends

Share capital

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Share repurchase

There were no share repurchases made during the three months ended September 30, 2020 (three months ended September 30, 2019: nil). There were 1,525,312 common shares repurchased for $53,170,000 during the nine months ended September 30, 2020 (nine months ended September 30, 2019: 1,223,674 common shares repurchased for $42,012,000).

On August 5, 2020, the Board of Directors approved a share repurchase program for the repurchase of up to $100.0 million worth of the Company’s common shares, approved by the Toronto Stock Exchange, over a period of 12 months, ending August 23, 2021.

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

Dividends

Declared and paid

The Company declared and paid the following dividends during the nine months ended September 30, 2020 and 2019:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Nine months ended September 30, 2020:
Fourth quarter 2019	January 24, 2020	$0.2000	February 14, 2020	$21,905	March 6, 2020
First quarter 2020	May 6, 2020	0.2000	May 27, 2020	21,681	June 17, 2020
Second quarter 2020	August 5, 2020	0.2200	August 26, 2020	24,053	September 16, 2020

Nine months ended September 30, 2019:
Fourth quarter 2018	January 25, 2019	$0.1800	February 15, 2019	$19,568	March 8, 2019
First quarter of 2019	May 8, 2019	0.1800	May 29, 2019	19,592	June 19, 2019
Second quarter of 2019	August 8, 2019	0.2000	August 28, 2019	21,631	September 18, 2019

Declared and undistributed

Subsequent to September 30, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.22 cents per common share, payable on December 16, 2020 to stockholders of record on November 25, 2020. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net gain of $5,634,000 and $3,300,000 for the three and nine months ended September 30, 2020 (2019: net loss of $4,623,000 and $2,971,000).

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock option compensation expense:
SG&A expenses	$1,671	$1,653	$4,401	$4,852
Share unit expense:
Equity-classified share units	4,138	2,851	9,155	8,754
Liability-classified share units	2,123	589	1,938	829
Employee share purchase plan - employer contributions	636	567	1,835	1,692
	$8,568	$5,660	$17,329	$16,127

Share unit expense and employer contributions to the employee share purchase plan are recognized in SG&A expenses.

Stock option plans

Stock option activity for the nine months ended September 30, 2020 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2019	2,797,189	$29.05	7.1	$38,874
Granted	816,227	41.74
Exercised	(1,430,545)	28.10		31,798
Forfeited	(55,567)	33.53
Expired	(2,064)	20.74
Outstanding, September 30, 2020	2,125,240	34.46	7.8	52,688
Exercisable, September 30, 2020	801,352	$28.28	6.3	$24,820

The significant assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2020 and 2019 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2020		2019
Risk free interest rate	0.7%		2.5%
Expected dividend yield	1.96%		2.06%
Expected lives of the stock options	5	years	5	years
Expected volatility	27.9%		26.8%

Ritchie Bros.	22

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

17.    Share-based payments (continued)

Stock option plans (continued)

As at September 30, 2020, the unrecognized stock-based compensation cost related to the non-vested stock options was $5,796,000, which is expected to be recognized over a weighted average period of 2.3 years.

Share unit plans

Share unit activity for the nine months ended September 30, 2020 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2019	428,724	$32.89	237,420	$29.72	$118,368	$29.64
Granted	300,595	42.00	26,610	40.52	15,427	43.29
Vested and settled	(156,238)	31.94	(7,911)	36.23	—	—
Forfeited	(29,863)	36.39	(48,243)	27.85	—	—
Outstanding, September 30, 2020	543,218	$38.01	207,876	$31.29	$133,795	$31.21

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

As at September 30, 2020 the unrecognized share unit expense related to equity-classified PSUs was $12,485,000, which is expected to be recognized over a weighted average period of 2.1 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

As at September 30, 2020, the unrecognized share unit expense related to equity-classified RSUs was $1,272,000, which is expected to be recognized over a weighted average period of 1.2 years.

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

Fair values of DSUs are estimated on grant date and at each reporting date. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

As at September 30, 2020, the Company had a total share unit liability of $7,685,000 (December 31, 2019: $5,130,000) in respect of share units under the DSU plans.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

18.    Leases

The Company’s breakdown of lease expense is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$4,310	$4,096	$12,780	$13,379
Finance lease cost
Amortization of leased assets	2,355	2,103	6,664	5,555
Interest on lease liabilities	219	211	680	565
Short-term lease cost	2,115	1,889	7,146	6,964
Sublease income	(110)	(150)	(406)	(447)
	$8,889	$8,149	$26,864	$26,016

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

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

Remainder of 2020	$3,457
2021	13,755
2022	12,366
2023	10,730
2024	8,891
Thereafter	104,956
Total future minimum lease payments	$154,155
less: imputed interest	(41,088)
Total operating lease liability	$113,067
less: operating lease liability - current	(9,823)
Total operating lease liability - non-current	$103,244

At September 30, 2020 the weighted average remaining lease term for operating leases is 15.4 years and the weighted average discount rate is 4.2%.

Ritchie Bros.	24

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

As at September 30, 2020, the net carrying amount of computer and yard equipment and other assets under capital leases is $24,834,000 (December 31, 2019: $23,258,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

		Accumulated	Net book
As at September 30, 2020	Cost	depreciation	value
Computer equipment	$14,385	$(7,568)	$6,817
Yard and others	27,288	(9,271)	18,017
	$41,673	$(16,839)	$24,834

		Accumulated	Net book
As at December 31, 2019	Cost	depreciation	value
Computer equipment	$15,314	$(7,832)	$7,482
Yard and others	21,525	(5,749)	15,776
	$36,839	$(13,581)	$23,258

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

Remainder of 2020	$2,498
2021	9,083
2022	7,198
2023	5,084
2024	2,796
Thereafter	469
Total future minimum lease payments	$27,128
less: imputed interest	(1,504)
Total finance lease liability	$25,624
less: finance lease liability - current	(8,545)
Total finance lease liability - non-current	$17,079

At September 30, 2020 the weighted average remaining lease term for finance leases is 3.4 years and the weighted average discount rate is 3.8%.

Subleases

As at September 30, 2020, the total future minimum sublease payments expected to be received under non-cancellable subleases is $81,000.

Ritchie Bros.	25

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

The Company has committed to purchase between 150,000 and 245,900 units of property with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA. At September 30, 2020, the Company has purchased $9,278,000 pursuant to the 12-month period of this contract which commenced in April 2020.

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

At September 30, 2020, there were $75,897,000 of assets guaranteed under contract, of which 85% is expected to be sold prior to December 31, 2020, with the remainder to be sold by September 30, 2021 (December 31, 2019: $63,612,000 of which 39% was expected to be sold prior to the end of March 31, 2020 with the remainder to be sold by June 30, 2020).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

21.    Subsequent event

On October 28, 2020, the Company entered into a definitive agreement to acquire Rouse Services, a privately held company that provides data intelligence and performance benchmarking solutions. Its subscription-based revenue is generated by three Data-as-a-service (DaaS) solutions: rental analytics, equipment sales support, and fleet appraisals.

Under the terms of the transaction, Ritchie Bros. will acquire 100% of the equity of Rouse Services LLC for approximately $275 million, comprised of approximately $250 million in cash and $25 million in common stock of Ritchie Bros., subject to adjustment. Completion of the acquisition is subject to customary closing conditions, including, among other conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Proposed Acquisition of Rouse Services

On October 28, 2020, we entered into a definitive agreement to acquire Rouse Services, a privately held company that provides data intelligence and performance benchmarking solutions to help customers make better decisions. Its subscription-based revenue is generated by three Data-as-a-service (DaaS) solutions: rental analytics, equipment sales support, and fleet appraisals.

Under the terms of the transaction, we will acquire 100% of the equity of Rouse Services LLC for approximately $275 million, comprised of approximately $250 million in cash and $25 million in our common stock, subject to adjustment. Completion of the acquisition is subject to customary closing conditions, including, among other conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

During the third quarter, many regions continued to lift lockdown policies and eased border restrictions, improving our ability to move equipment to and from our auction sites. Notwithstanding, our European region continued to experience some constraints by the cross-border quarantine requirements making equipment transport challenging and consequently impacting our overall auction volumes. Our North America region also lifted lockdown policies which positively impacted our businesses but unlike Europe and Asia, the dependency to move equipment across country borders within Canada and the US was not as large a factor in our ability to operate our business.

Our top priority with regard to the COVID-19 pandemic remains the health and welfare of our employees, customers, suppliers and others with whom we partner to run our business activities. We are strictly enforcing all local government and jurisdictional safety guidelines, and, in some instances, the Company is applying additional over-and-above safety measures. In the first quarter of 2020, we implemented our business continuity plans and instructed employees at many of our offices across the globe (including our corporate headquarters) to work from home on a temporary basis and implemented travel restrictions. These work-from-home orders and travel restrictions continued to be observed and were enforced throughout the third quarter.

For the third quarter, the Company was able to operate and serve our customers’ equipment and immediate liquidity needs through our platform of auction technology solutions and online auction capabilities. In addition to running our IronPlanet weekly featured online auction, our online Marketplace-E solution and GovPlanet online auctions, we modified our live operations in March 2020 to transition all our traditional live onsite industrial auctions to online bidding. Buyers are still able to visit our live auction sites in advance of the virtual auctions to conduct inspections and pick up equipment post auction, but we are restricting attendance at our live theatres. We are enforcing rigid guidelines for equipment drop off, buyer inspections and post auction pickup of equipment to ensure the highest regard for the safety of our employees and customers. In addition, as implemented in the first quarter, we are using our Time Auctioned Lots (TAL) solution for selected events.

We have actively taken steps to be prudent on expenses and other cash outflows. Our priority is to support our employees, and we are actively monitoring the situation and changing dynamics in each of our respective regions and adjusting our operations as necessary. To this date, layoffs or furlough activities related to the COVID-19 pandemic have been limited in scope. As at the end of the third quarter, we held a solid balance sheet and strong liquidity position. As of September 30, 2020, we have $470.3 million of unrestricted cash and $469.4 million of unused committed capacity under our revolving credit facility. With respect to the announced Rouse acquisition, we are well positioned financially to close on the transaction and we have prudently taken steps to maximize positive cash flow and have also developed comprehensive contingency plans should the COVID-19 pandemic have a prolonged adverse impact on our business impeding our ability to generate revenue. Additionally, in the third quarter we amended and extended our credit facilities totaling US$630.0 million to expire in October 2023.

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

Ritchie Bros.	28

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

Performance Overview

Net income attributable to stockholders increased 80% to $45.4 million, compared to $25.3 million in Q3 2019. Diluted earnings per share (“EPS”) attributable to stockholders increased 78% to $0.41 per share in Q3 2020 as compared to Q3 2019. Diluted adjusted EPS attributable to stockholders* which excludes $4.3 million of severance costs ($3.2 million net of tax), increased 91% to $0.44 per share at Q3 2020 as compared to Q3 2019.

Consolidated results:

●	Total revenue in Q3 2020 increased 14% to $331.5 million as compared to Q3 2019
o	Service revenue in Q3 2020 increased 25% to $222.7 million as compared to Q3 2019
o	Inventory sales revenue in Q3 2020 decreased 2% to $108.9 million as compared to Q3 2019
●	Total selling, general and administrative expenses (“SG&A”) in Q3 2020 increased 18% to $110.2 million as compared to Q3 2019
●	Operating income in Q3 2020 increased 68% to $67.4 million as compared to Q3 2019
●	Net income in Q3 2020 increased 80% to $45.5 million as compared to Q3 2019
●	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization* (“EBITDA”) (non-GAAP measure) in Q3 2020 increased 55% to $91.9 million as compared to Q3 2019
●	Cash provided by operating activities was $265.6 million for the first nine months of 2020
●	Cash on hand at Q3 2020 was $590.3 million, of which $470.3 million was unrestricted

Auctions & Marketplaces segment results:

●	GTV in Q3 2020 increased 22% to $1.3 billion compared to Q3 2019
●	A&M total revenue in Q3 2020 increased 14% to $297.8 million as compared to Q3 2019
o	Service revenue in Q3 2020 increased 26% to $188.9 million as compared to Q3 2019
o	Inventory sales revenue in Q3 2020 decreased 2% to $108.9 million as compared to Q3 2019

Other Services segment results:

●	Other Services total revenue in Q3 2020 increased 18% to $33.7 million as compared to Q3 2019
●	RBFS revenue in Q3 2020 increased 19% to $7.3 million as compared to Q3 2019

Other Company developments:

●	In Q3 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100 million of our common shares over the next 12 months, which was approved by the Toronto Stock Exchange
●	On August 10, 2020, the Company announced the appointment of Kevin Geisner as Chief Strategy Officer
●	On August 14, 2020, the Company amended and extended its credit facilities totaling US$630.0 million with a syndicate of lenders
●	On October 28, 2020, the Company entered into a definitive agreement to acquire Rouse Services, a privately held company that provides data intelligence and performance benchmarking for approximately $275 million

Ritchie Bros.	30

Results of Operations

Financial overview

	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
(in U.S. $000's, except EPS and percentages)	2020	2019	2020 over 2019		2020	2019	2020 over 2019
Service revenue:
Commissions	$112,762	$90,928	24%		$331,711	$317,674	4%
Fees	109,917	87,649	25%		308,230	267,881	15%
Total service revenue	222,679	178,577	25%		639,941	585,555	9%
Inventory sales revenue	108,863	111,219	(2)%		353,906	400,892	(12)%
Total revenue	331,542	289,796	14%		993,847	986,447	1%
Service revenue as a % of total revenue	67.2%	61.6%	560	bps	64.4%	59.4%	500	bps
Inventory sales revenue as a % of total revenue	32.8%	38.4%	(560)	bps	35.6%	40.6%	(500)	bps
Costs of services	39,223	36,382	8%		118,026	122,719	(4)%
Cost of inventory sold	96,253	102,410	(6)%		320,972	372,703	(14)%
Selling, general and administrative expenses	110,186	93,691	18%		309,203	286,589	8%
Operating expenses	264,158	249,636	6%		803,581	834,729	(4)%
Cost of inventory sold as a % of operating expenses	36.4%	41.0%	(460)	bps	39.9%	44.6%	(470)	bps
Operating income	67,384	40,160	68%		190,266	151,718	25%
Operating income margin	20.3%	13.9%	640	bps	19.1%	15.4%	370	bps
Net income attributable to stockholders	45,387	25,266	80%		121,239	97,466	24%
Adjusted net income attributable to stockholders*	48,605	25,266	92%		130,685	97,466	34%
Diluted earnings per share attributable to stockholders	$0.41	$0.23	78%		$1.10	$0.89	24%
Diluted adjusted EPS attributable to stockholders*	$0.44	$0.23	91%		$1.19	$0.89	34%
Effective tax rate	25.3%	21.1%	420	bps	28.6%	22.8%	580	bps

Total GTV	1,321,379	1,084,241	22%		3,962,386	3,756,679	5%
Service GTV	1,212,516	973,022	25%		3,608,480	3,355,787	8%
Service GTV as a % of total GTV - Mix	91.8%	89.7%	210	bps	91.1%	89.3%	180	bps
Service revenue as a % of total GTV- Rate	16.9%	16.5%	40	bps	16.2%	15.6%	60	bps
Inventory GTV	108,863	111,219	(2)%		353,906	400,892	(12)%
Inventory sales revenue as a % of total GTV-Mix	8.2%	10.3%	(210)	bps	8.9%	10.7%	(180)	bps

Total revenue

Total revenue increased 14% to $331.5 million in Q3 2020 and increased 1% to $993.8 million for the first nine months of 2020.

In Q3 2020, total service revenue increased 25% with commissions revenue increasing 24% and fees revenue increasing 25%. Service revenues comprise of commissions which are earned on Service GTV, and Fees which are earned on total GTV as well as from our Other Services such as RBFS and Ancillary Services.

In Q3 2020, Service GTV increased 25% to $1.2 billion with increases across all regions, most notably in the US and Canada. The increase in the US Service GTV was primarily due to strong execution by the US strategic accounts and regional sales teams driving year-over-year positive growth at both our live and online auctions, with strong performance at our Fort Worth auction. In Canada, Service GTV increased mainly due to positive year-over-year performance at Canadian live auctions. Also, the quarter benefited from auction calendar movement, which resulted in the shifting of the Toronto and Lethbridge auctions to Q3 2020, partially offset by shifting the Grand Prairie auction from Q3 2020 to Q4 2020. The International sales team delivered higher Service GTV as earlier lockdown measures lifted and border restrictions eased in Europe.

In Q3 2020, fees revenue was up 25% driven by higher fees from total GTV which was up 22%. We also had positive performance in Ancillary as we earned more fees from refurbishing and transporting sellers’ equipment driven by greater GTV activity in the US. Fees also grew due to RBFS as well as higher buyer fees on more favorable mix. Commissions revenue increased 24%, primarily in line with the increase in Service GTV.

For the first nine months of 2020, total service revenue increased 9% to $639.9 million.

Ritchie Bros.	31

For the first nine months of 2020, Service GTV increased 8% with increases in the US and Canada offsetting lower performance in International. Service GTV in the US and Canada increased for the same reasons discussed above. This increase was partially offset by the non-repeat of the Columbus, Ohio auction in June 2019 and lower GTV in the Orlando live auction. International, mainly in Europe, was lower due to the impact of the COVID-19 pandemic.

For the first nine months of 2020, fee revenue increased 15%, partially related to the increase in total GTV of 5%. The remaining increase was driven by higher fees revenue from the full harmonization of buyer fees and change in our GTV mix resulting in improved buyer fee rate performance. We also recognized higher Other Segment fees and an increase in listing fees driven by greater online volume. This increase was partially offset by lower RB Logistics revenue earned due to lower activity in the International region during the first nine months of 2020. Commissions revenue increased 4% on Services GTV growth of 8%, with softer rate performance due to a higher proportion of GTV sourced from strategic accounts. This decrease was partially offset by improved guarantee rate performance in the US.

Inventory sales revenue as a percent of total GTV decreased to 8.2% from 10.3% in Q3 2020 and to 8.9% from 10.7% in the first nine months of 2020.

In Q3 2020, inventory sales revenue decreased 2% representing lower inventory sales volume. The lower sales volume was offset by strong year-over-year improvement in the inventory sales margin rate performance in the US and Canada. The decrease in the inventory volume was attributable to lower government surplus contracts in the US due to COVID-19 related government shutdowns and the shift of the Canadian Grand Prairie auction to Q4 2020. Partially offsetting these decreases was positive volume growth in International as border restrictions eased in Europe during Q3 2020 together with large private treaty deals in Australia.

For the first nine months of 2020, inventory sales revenue decreased 12% primarily related to lower inventory sales revenue in the International due to the severe impact of the COVID-19 pandemic in this region and selling through certain non-repeating large inventory deals from Europe and Asia in Q3 2019. In addition, there was a non-recurring large dispersal of pipeline equipment as part of the $94 million Columbus, Ohio auction in June 2019, as well as a drop in revenue from our government surplus contracts due to government shutdowns in response to the COVID-19 pandemic. Inventory revenue was impacted by the auction calendar shifts discussed above. This decrease was partially offset by strong year-over-year performance in the US and Canada.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which includes inventory and guarantee contracts, decreased to 15.4% in Q3 2020, compared to 17.8% in Q3 2019. For the first nine months of 2020, our underwritten contracts were 18.7% compared to 19.9% in the prior period.

Operating Income

For Q3 2020, operating income increased 68% or $27.2 million to $67.4 million, primarily related to the $41.7 million increase in revenue and strong flow through to operating income. For the first nine months of 2020, operating income increased 25% or $38.6 million to $190.3 million, mainly due to lower operating expenses incurred during this period.

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

For Q3 2020, income tax expense increased 128% to $15.4 million and our effective tax rate increased 423 bps to 25.3% as compared to Q3 2019. For the nine months ended September 30, 2020, income tax expense increased 69% to $48.7 million and our effective tax rate increased 585 bps to 28.6% as compared to the nine months ended September 30, 2019.

The increase in the effective tax rates for Q3 2020 as compared to Q3 2019 was primarily due to an increased proportion of income taxed in jurisdictions with higher tax rates, a greater income tax expense related to increases in tax uncertainties in 2020 than in 2019, and a higher estimate of non-deductible expenses. The higher estimate of non-deductible expenses is primarily due to final regulations published on April 8, 2020 by the United States Department of Treasury and the Internal Revenue Service (“IRS”) that clarified income tax benefits related to hybrid financing arrangements would not be deductible (“Hybrid Interest”).

Ritchie Bros.	32

The increase in the effective tax rate for the nine months ended September 30, 2020 was primarily due to Hybrid Interest benefits that are no longer deductible as of January 1, 2019. We had recorded approximately $6,228,000 in Hybrid Interest benefits in the twelve months ended December 31, 2019. In addition, there was greater income tax expense related to increases in tax uncertainties in 2020 than in 2019, and a greater proportion of income taxed in jurisdictions with higher tax rates. Partially offsetting these increases was the reduced impact of the US tax reform.

Net income

In Q3 2020, net income attributable to stockholders increased 80% to $45.4 million, primarily related to the higher operating income, lower interest expense, and partially offset by the increase in the effective tax rate as discussed above. For the first nine months of 2020, net income attributable to stockholders increased 24% to $121.2 million, primarily for the same reasons noted above.

Diluted EPS

Diluted EPS attributable to stockholders increased 78% to $0.41 per share for Q3 2020 and increased 24% to $1.10 per share for the first nine months of 2020.

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S dollar	2020	2019	2020 over 2019
Period-end exchange rate
Canadian dollar	0.7514	0.7551	(0)%
Euro	1.1732	1.0900	8%
Australian dollar	0.7171	0.6751	6%

Average exchange rate -Three months ended September 30,
Canadian dollar	0.7506	0.7572	(1)%
Euro	1.1686	1.1116	5%
Australian dollar	0.7148	0.6851	4%

Average exchange rate -Nine months ended September 30,
Canadian dollar	0.7391	0.7524	(2)%
Euro	1.1242	1.1236	0%
Australian dollar	0.6764	0.6990	(3)%

For Q3 2020, foreign exchange had a favourable impact on total revenue and an unfavourable impact on expenses. These impacts were primarily due to the fluctuations in the Euro and Australian dollar exchange rates relative to the U.S. dollar. For the first nine months of 2020, foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were mainly due to the fluctuations in the Canadian and Australian dollar exchanges rates relative to the U.S. dollar.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of an equity accounted for investment, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. In Q3 2020 we excluded $4.3 million ($3.2 million net of tax) of severance costs related to the realignment of leadership to support the new global operations organization, in line with strategic growth priorities led by the new CEO. There were no adjusting items in Q3 2019.

Adjusted net income attributed to stockholders (non-GAAP measure) increased 92% to $48.6 million in Q3 2020 and increased 34% to $130.7 million for the first nine months of 2020.

Diluted Adjusted EPS attributable to stockholders (non-GAAP measure) increased 91% to $0.44 per share in Q3 2020 and increased 34% to $1.19 per share for the first nine months of 2020.

Ritchie Bros.	33

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (non-GAAP measure) increased 55% to $91.9 million in Q3 2020 and increased 23% to $255.1 million for the first nine months of 2020.

Debt at the end of Q3 2020, represented 3.8 times net income as at and for the 12 months ended September 30, 2020. This compares to debt at Q3 2019, which represented 5.2 times net income as at and for the 12 months ended September 30, 2019. The decrease in this debt/net income multiplier was primarily due to higher cash and cash equivalents balance and also lower debt balances at September 30, 2020 compared to September 30, 2019, as a result of our voluntary and mandatory debt repayments. The adjusted net debt/adjusted EBITDA (non-GAAP measure) was 0.5 times as at and for the 12 months ended September 30, 2020 compared to 1.4 times as at and for the 12 months ended September 30, 2019.

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other Services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our Other Services segment, is available in our Annual Report on Form 10-K for the year ended December 31, 2019.

	Three months ended September 30, 2020			Nine months ended September 30, 2020
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$188,949	$33,730	$222,679	$543,340	$96,601	$639,941
Inventory sales revenue	108,863	—	108,863	353,906	—	353,906
Total revenue	297,812	33,730	331,542	897,246	96,601	993,847
Ancillary and logistical service expenses	—	16,550	16,550	—	45,368	45,368
Other costs of services	21,733	940	22,673	69,018	3,640	72,658
Cost of inventory sold	96,253	—	96,253	320,972	—	320,972
SG&A expenses	103,933	6,253	110,186	290,077	19,126	309,203
Segment profit	75,893	9,987	85,880	$217,179	$28,467	$245,646

	Three months ended September 30, 2019			Nine months ended September 30, 2019
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$150,093	$28,484	$178,577	$494,580	$90,975	$585,555
Inventory sales revenue	111,219	—	111,219	400,892	—	400,892
Total revenue	261,312	28,484	289,796	895,472	90,975	986,447
Ancillary and logistical service expenses	—	13,285	13,285	—	43,516	43,516
Other costs of services	21,431	1,666	23,097	74,799	4,404	79,203
Cost of inventory sold	102,410	—	102,410	372,703	—	372,703
SG&A expenses	88,138	5,553	93,691	268,786	17,803	286,589
Segment profit	49,333	7,980	57,313	$179,184	$25,252	$204,436

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
			2020 over				2020 over
(in U.S. $000's, except percentages)	2020	2019	2019		2020	2019	2019
Service revenue	$188,949	$150,093	26%		$543,340	$494,580	10%
Inventory sales revenue	108,863	111,219	(2)%		353,906	400,892	(12)%
Total revenue	297,812	261,312	14%		897,246	895,472	0%
A&M service revenue as a % of total A&M revenue	63.4%	57.4%	600	bps	60.6%	55.2%	540	bps
Inventory sales revenue as a % of total A&M revenue	36.6%	42.6%	(600)	bps	39.4%	44.8%	(540)	bps
Costs of services	21,733	21,431	1%		69,018	74,799	(8)%
Cost of inventory sold	96,253	102,410	(6)%		320,972	372,703	(14)%
SG&A expenses	103,933	88,138	18%		290,077	268,786	8%
A&M segment expenses	$221,919	$211,979	5%		$680,067	$716,288	(5)%
Cost of inventory sold as a % of A&M expenses	43.4%	48.3%	(490)	bps	47.2%	52.0%	(480)	bps
A&M segment profit	$75,893	$49,333	54%		$217,179	$179,184	21%
Total GTV	1,321,379	1,084,241	22%		3,962,386	3,756,679	5%
A&M service revenue as a % of total GTV- Rate	14.3%	13.8%	50	bps	13.7%	13.2%	50	bps

Ritchie Bros.	34

Gross Transaction Value

In response to the COVID-19 pandemic, beginning in March 2020, we transitioned all our traditional live on site auctions to online bidding utilizing our existing online bidding technology and simultaneously ceased all public attendance at our live auction theaters. Our core online auction channels (IronPlanet.com, GovPlanet.com, Marketplace-E) continued to operate as usual.

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

GTV recognized through online bidding at live on site auctions and TAL have been counted towards the Live on site auction metrics. The percentage of live GTV dollars that transacted on TAL rose to 30% in Q3 2020, up from 10% in the prior year, and increased to 25%, up from 8% in the first nine months of 2020.

We believe it is meaningful to consider revenue in relation to GTV. GTV by channel and by revenue type are presented below for the comparative reporting period.

GTV by Channel

	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019		2020	2019	2020 over 2019
Live on site auctions	$971,904	$825,294	18%		$3,062,963	$3,058,087	0%
Percentage of total	73.6%	76.1%			77.3%	81.4%
Online marketplaces including featured (1) and other (2)	349,475	258,947	35%		899,423	698,592	29%
Percentage of total	26.4%	23.9%			22.7%	18.6%
GTV	$1,321,379	$1,084,241	22%		$3,962,386	$3,756,679	5%

Percentage of total GTV purchased by online buyers
Live on site auctions	100%	58%	4200	bps	86%	53%	3300	bps
Online marketplaces including featured(1) and other(2)	100%	100%	0	bps	100%	100%	0	bps
Total GTV	100%	68%	3200	bps	89%	62%	2700	bps
(1)	This represents GTV from IronPlanet’s Weekly Featured Auction, which operates under an unreserved auction model.
(2)	This includes GTV from Marketplace-E.

GTV increased 22% to $1.3 billion in Q3 2020 and increased 5% to $4.0 billion for the first nine months of 2020.

For Q3 2020, live on site GTV increased 18% to $971.9 million. The 18% increase in GTV was primarily due to strong execution of the US strategic accounts and regional sales teams, strong year-over-year growth performance across regions as earlier lockdown measures lifted and border restrictions eased particularly in the International region, and live auction calendar shifts as discussed below. Partially offsetting these increases, Australia switched their selling platform from Live to Online, which transferred GTV to the online channel.

Due to the COVID-19 pandemic, we postponed our (1) Caorso, Italy, (2) Ocana, Spain, and (3) Polotitlan, Mexico auctions from the first half of 2020 to Q3 2020. We also had some auction calendar shifts in Canada, unrelated to the COVID-19 pandemic, where we shifted the Toronto and Lethbridge into Q3 2020, offset by a Grand Prairie auction that will be held in Q4 2020.

For the first nine months of 2020, live on site GTV was flat at $3.1 billion. This was primarily driven by strong execution of the US strategic accounts and regional sales teams, and positive year-over-year growth performance in US and Canada, offset by Australia switching their selling platform from Live to Online and softness in the International region due to the COVID-19 pandemic.

For Q3 2020, online marketplace GTV increased 35% primarily due to increased online performance driven from strong execution by the US strategic accounts and regional sales teams, and the shift of our Australia live on site auctions to our online platform. This increase was partially offset by lower volume in International Marketplace-E.

For the first nine months of 2020, online marketplaces GTV increased 29% for the same reasons discussed above.

Ritchie Bros.	35

Online bidding

Across all channels, 100% of total GTV was purchased by online buyers in Q3 2020 compared to 68% in Q3 2019. For the first nine months of 2020, GTV from online buyers was 89% compared to 62% in the comparable prior year period. The increase in internet bidders and online buyers is a direct impact of the COVID-19 pandemic, as we pivoted to 100% online bidding at our live auctions where onsite attendance was not permitted. Prior to the COVID-19 pandemic restrictions, 67% of total GTV was purchased by online buyers.

Industrial Live On Site Metrics

Total industrial live on site auction metrics

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Number of auctions	42	46	(9)%	123	140	(12)%
Bidder registrations	231,500	165,500	40%	677,100	508,750	33%
Consignors	15,100	14,000	8%	40,450	43,000	(6)%
Buyers	40,000	34,800	15%	114,250	109,050	5%
Lots	115,350	98,400	17%	312,450	305,150	2%

In Q3 2020, we held four fewer industrial live on site auctions, yet our GTV from live on site auctions increased 18%, primarily due to regional combined auctions in the US. For the first nine months of 2020, we held 12% or 17 less live on site auctions.

In Q3 2020, the total number of industrial lots increased 17% to 115,350 and the total number of lots including agricultural lots increased 17% to 116,750. For the first nine months of 2020, total number of industrial lots increased 2% to 312,450 and the total number of lots including agricultural lots increased 1% to 329,900 lots.

GTV on a per lot basis generated at our industrial live on site auctions decreased 1% to $8,150 in Q3 2020 compared to $8,300 in Q3 2019. For the first nine months of 2020, the GTV on a per lot basis generated at our industrial live on site auctions decreased 1.5% to $9,390 compared to $9,500 in the prior year.

12 months average metrics per industrial live on site auction

	12 months ended September 30,
			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019
GTV	$22.5 million	$20.4 million	$10%
Bidder registrations	5,090	3,525	44%
Consignors	318	300	6%
Lots	2,429	2,118	15%

For the 12 months ended September 30, 2020, we saw a 10% increase in average GTV per industrial auction compared to the prior year period, and a 44% increase in average bidder registration per auction representing higher demand from buyers.

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

Our Sales Force Productivity for the trailing 12-month period ended September 30, 2020 was $13.0 million per Revenue Producer compared to $11.9 million per Revenue Producer for the trailing 12-month period ended September 30, 2019.

Ritchie Bros.	36

A&M revenue

Total A&M revenue increased 14% to $297.8 million in Q3 2020 and remained flat at $897.2 million for the first nine months of 2020.

A&M revenue by geographical region are presented below:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
United States
Service revenue	121,810	95,172	28%	$357,944	$308,769	16%
Inventory sales revenue	40,399	48,600	(17)%	169,543	204,332	(17)%
A&M revenue- United States	162,209	143,772	13%	527,487	513,101	3%
Canada
Service revenue	40,591	33,793	20%	126,508	119,313	6%
Inventory sales revenue	7,725	13,493	(43)%	35,046	30,651	14%
A&M revenue- Canada	48,316	47,286	2%	161,554	149,964	8%
International
Service revenue	26,548	21,128	26%	58,888	66,498	(11)%
Inventory sales revenue	60,739	49,126	24%	149,317	165,909	(10)%
A&M revenue- International	87,287	70,254	24%	208,205	232,407	(10)%
Total
Service revenue	188,949	150,093	26%	543,340	494,580	10%
Inventory sales revenue	108,863	111,219	(2)%	353,906	400,892	(12)%
A&M total revenue	297,812	261,312	14%	897,246	895,472	0%

United States

In Q3 2020, service revenue increased 28% primarily due to an increase in commission revenue driven by a higher volume on Service GTV growth, with strong execution from the US strategic accounts and regional sales teams, and higher rates on our guarantee contracts. Service revenue in the US also increased due to fees earned from higher total GTV and an increase in listing fees on greater online volume.

In Q3 2020, inventory sales revenue decreased 17% resulting from lower inventory earned from government surplus contracts due to the COVID-19 pandemic government shutdowns, which ceased certain shipments of surplus contract inventories.

For the first nine months of 2020, service revenue increased 16% primarily due to higher fees revenue earned on total GTV, harmonization of buyer fees, change in our GTV mix resulting in improved buyer fee rate performance, and other auction service fees earned driven by higher GTV. The increase in commissions is largely driven by higher volumes on Service GTV and higher rates earned on our guarantee contracts. This increase was partially offset by softer commission rate performance from a higher proportion of GTV sourced from strategic accounts. Inventory sales revenue decreased 17% due to the non-recurring large dispersal of pipeline equipment as part of the $94 million Columbus, Ohio auction in June 2019, and lower inventory revenue earned through our government surplus contracts as discussed above.

Canada

In Q3 2020, service revenue increased 20% primarily due to higher commissions and fees revenue driven by higher total GTV. Canada also earned higher fees revenue due to a greater proportion of small value lots. Inventory sales revenue decreased 43% primarily due to the shift of Grand Prairie auction from Q3 2020 to Q4 2020.

For the first nine months of 2020, service revenue increased 6% due to the full harmonization of buyer fees, fees earned on higher total GTV, and higher commissions revenue driven by Service GTV growth. Inventory sales revenue increased 14% to $35.0 million primarily due to year-over-year growth performance at our Western Canada auctions, partially offset by the Grand Prairie auction shift as discussed above.

International

In Q3 2020, service revenue increased 26% primarily due to higher fees and commissions revenue driven by services GTV growth and a change in our GTV mix resulting in improved buyer fee rate performance. Inventory sales revenue increased 24% driven by large private treaty deals closed in Australia and strong performance at our Maltby and Dubai auctions as border restrictions eased in Q3 2020, partially offset by the non-repeat of the 2019 Narita auction.

Ritchie Bros.	37

For the first nine months of 2020, service revenue decreased 11% with lower commissions earned on lower GTV, partially offset by higher fees revenue as a result of the buyer fee harmonization. Inventory sales revenue decreased 10% due to the unfavourable performance as this region was severely impacted by thee COVID-19 pandemic, and the non-repeat of supply contracts in Europe and Asia that were garnered in a more favourable supply environment in the first nine months of 2019.

Costs of services

A&M costs of services increased 1% to $21.7 million in Q3 2020 compared to Q3 2019. This increase is primarily driven by the 22% increase in total GTV, offset by significant cost reductions in employee compensation, and travel, advertising and promotion as a result of our response to the COVID-19 pandemic. Our response included transitioning our live on site auctions to online bidding, utilizing TAL solutions for selected International and on-the-farm agricultural events, and implementing travel restrictions.

For the first nine months of 2020, A&M costs of services decreased 8% to $69.0 million for the same reasons noted above. In addition, the decrease was partially offset by additional facilities costs incurred to support our Q1 2020 Leake auction and expenses incurred to support our government surplus contracts. We also incurred lower net fees related to referral payments.

Cost of inventory sold

A&M cost of inventory sold decreased 6% to $96.3 million in Q3 2020 compared to Q3 2019, primarily in line with lower activity in inventory sales revenue. Cost of inventory sold decreased at a higher rate than the decrease of inventory sales revenue, indicating an increase in the revenue margin. The margin improved due to rate improvement in US and Canada.

For the first nine months of 2020, A&M cost of inventory sold decreased 14% to $321.0 million due to the reasons noted above, and we also had rate improvement in International during this period.

SG&A expenses

A&M SG&A expenses increased 18% to $103.9 million in Q3 2020 compared to Q3 2019. The increase was primarily due to $8.8 million higher short-term and long-term incentive expenses driven by strong performance, higher headcount to support our growth initiatives, and a one-time $4.3 million severance costs related to the realignment of leadership to support the new global operations organization, in line with strategic growth priorities led by the new CEO. These increases were partially offset by lower SG&A expenses related to lower travel, advertising, and promotion costs as we implemented travel restrictions.

For the first nine months of 2020, A&M segment SG&A expenses increased 8% to $290.1 million primarily due to the same reasons noted above.

Other Services Segment

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Service revenue	$33,730	$28,484	18%	$96,601	$90,975	6%
Ancillary and logistical service expenses	16,550	13,285	25%	45,368	43,516	4%
Other costs of services	940	1,666	(44)%	3,640	4,404	(17)%
SG&A expenses	6,253	5,553	13%	19,126	17,803	7%
Other services profit	$9,987	$7,980	25%	$28,467	$25,252	13%

In Q3 2020, Other Services revenue increased 18% to $33.7 million primarily due to an increase in Ancillary revenue of $4.7 million and RBFS revenue of $1.1 million. In the first nine months of 2020, Other Services revenue increased 6% to $96.6 million due to higher revenue in Ancillary of $5.5 million and RBFS of $2.6 million. This increase was partially offset by lower revenue from RB Logistics of $2.6 million caused by lower inventory sales in Europe requiring logistics.

Ancillary revenue was higher due to fees earned on refurbishing and transporting sellers’ equipment driven by higher GTV activity.

RBFS revenue increased 19% in Q3 2020, driven by an increase in funded volume and the rate of fees earned from facilitating financing arrangements. In Q3 2020, our funded volume, which represents the amount of lending brokered by RBFS, increased 11% to $117.0 million in Q3 2020, and increased 12% when excluding the impact of foreign exchange. In the first nine months of 2020, our funded volume increased 1% to $374.5 million, and increased 3% when excluding the impact of foreign exchange. Credit

Ritchie Bros.	38

approvals were tightened by lenders in Q3 2020 compared to Q3 2019 due to the economic uncertainties during the COVID-19 pandemic.

In Q3 2020, Other Services profit increased 25% to $10.0 million driven by our Ancillary, Mascus and RBFS operations. In the first nine months of 2020, Other Services profit increased 13% to $28.5 million primarily due to the same reasons noted above. The lower revenue from RB Logistics resulted in a similar magnitude decrease in logistical service expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities, which we renewed on August 14, 2020.

In the first nine months of 2020, our operational liquidity was not materially impacted by the COVID-19 pandemic. Today we believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. With the future uncertainty, we will continue to evaluate the nature and extent of any impacts to our liquidity as events unfold. Our future growth strategies continue to include but are not limited to the development of our A&M, RBFS, and Mascus operating segments, as well as other growth opportunities including mergers and acquisitions.

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

Cash flows

Our cash, cash equivalents, and restricted cash was $590.3 million at September 30, 2020, a 31% increase over the $451.4 million balance at September 30, 2019. The $24.2 million of cash generated over the comparative period is detailed in the following table:

	Nine months ended September 30,
			% Change
(in U.S. $000's)	2020	2019	2020 over 2019
Cash provided by (used in):
Operating activities	$265,551	$309,105	(14)%
Investing activities	(10,192)	(20,682)	(51)%
Financing activities	(91,142)	(143,953)	(37)%
Effect of changes in foreign currency rates	5,826	1,350	332%
Net increase in cash, cash equivalents, and restricted cash	$170,043	$145,820	17%

Net cash provided by operating activities decreased $43.6 million in the first nine months of 2020. This decrease was primarily due to a net negative impact in our operating assets and liabilities, partially offset by an increase in our net income over the comparative period. We saw net negative cash flows from changes in our operating assets and liabilities primarily driven by the timing of auctions and changes in inventory levels over the comparative period. At the end of 2018, we saw particularly high levels of inventory in Europe, which turned over in the first nine months of 2019. These cash outflows were partially offset by a net positive movement in our trade and other payables related to the timing of employee compensation payments, as well as the timing of payments related to our GovPlanet business.

Net cash used in investing activities decreased $10.5 million in the first nine months of 2020. This decrease was primarily due to $10.7 million more net proceeds on disposal of property, plant and equipment over the comparative period, which included $15.5 million on the sale of land in the United States, as well as $4.2 million on the distribution of equity investments in the first nine months of 2020. This increase was partially offset by a $4.4 million increase in property, plant and equipment and intangible asset additions over the comparative period.

Net cash used in financing activities decreased $52.8 million in the first nine months of 2020. This decrease was driven by a $27.9 million increase in net proceeds from short-term debt draws, primarily to fund inventory purchases in Australia. In addition, we raised $27.8 million more cash from the issuance of share capital related to stock option exercises in the first nine months of 2020 over the

Ritchie Bros.	39

comparative period in 2019. Further, we had $17.9 million fewer repayments of long-term debt, primarily due to $20.0 million of voluntary term loan repayments in the first nine months of 2019 compared to no voluntary debt repayments in the first nine months of 2020. Partially offsetting this was an increase of $11.2 million in share repurchases in the first nine months of 2020 versus the first nine months of 2019.

Dividend information

We declared and paid a regular cash dividend of $0.20 per common share for the quarter ended September 30, 2019, December 31, 2019, and March 31, 2020. We declared a dividend of $0.22 per common share for the quarter ended June 30, 2020. We have declared, but not yet paid, a dividend of $0.22 per common share for the quarter ended September 30, 2020. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Our dividend payout ratio, which we calculate as dividends paid to stockholders divided by net income attributable to stockholders, decreased to 51.7% for the 12 months ended September 30, 2020 from 60.5% for the 12 months ended September 30, 2019. This decrease is primarily due to the increase in net income attributable to stockholders over the comparative period. Our adjusted dividend payout ratio (non-GAAP measure) decreased to 50.0% for the 12 months ended September 30, 2020 from 60.5% for the 12 months ended September 30, 2019.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 250 bps to 11.1% for the 12-month period ending September 30, 2020 from 8.6% for the 12-month period ending September 30, 2019. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period. Return on invested capital (“ROIC”) (non-GAAP measure) increased 290 bps to 11.5% during the 12 months ended September 30, 2020 compared to 8.6% for the 12 months period ending September 30, 2019.

Credit facilities

On August 14, 2020, we amended the Credit Agreement dated October 27, 2016, totaling US$630.0 million with a syndicate of lenders comprising:

(1)	Multicurrency revolving facilities of up to US$530 Million (the “Revolving Facilities”), and,
(2)	A delayed-draw term loan facility of up to US$100 Million (the “Delayed-Draw Facility” and together with the Revolving Facilities, the “Facilities”).

The amendments, among other things, (i) extended the maturity date of the Facilities from October 27, 2021 to October 27, 2023, (ii) increased the applicable margin for base rate loans and LIBOR loans by 0.50% at each pricing tier level, (iii) increased the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Revolving Facilities by 0.10% at each pricing tier level, and (iv) increased the aggregate amount available under the Revolving Facilities from $490.0 million to $530.0 million.

Credit facilities at September 30, 2020 and December 31, 2019 were as follows:

(in U.S. $000's, except percentages)	September 30, 2020	December 31, 2019		% Change
Committed		.
Term loan facility	$96,782		$155,355	(38)%
Revolving credit facilities	540,000		500,000	8%
Total credit facilities	$636,782		$655,355	(3)%
Unused
Revolving credit facilities	469,407		489,937	(4)%
Total credit facilities unused	$469,407		$489,937	(4)%

Ritchie Bros.	40

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at September 30, 2020. Our debt covenants did not change as a result of amending our Credit Agreement.

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

Share repurchase program

On May 8, 2019, our Board of Directors authorized a share repurchase program for the repurchase of up to $100 million worth of our common shares, approved by the Toronto Stock Exchange, over a total period of 12 months. In 2020, we repurchased 1,525,312 common shares for $53,170,000 as part of this program until it ended on May 8, 2020.

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million worth of our common shares, approved by the Toronto Stock Exchange, over a period of 12 months, ending August 23, 2021. No share repurchases were made during the three months ended September 30, 2020.

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

Ritchie Bros.	41

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

A&M reporting unit

For the nine months ended September 30, 2020, we performed a qualitative assessment of the A&M reporting unit with consideration of the current global economic downturn as a result of the COVID-19 pandemic and we concluded there were no indicators of impairment that existed.

Mascus reporting unit

For the nine months ended September 30, 2020, we performed a qualitative assessment of the Mascus reporting unit with consideration of the current global economic downturn as a result of the COVID-19 pandemic and we concluded there were no indicators of impairment that existed.

Recoverability of long-lived and indefinite-lived assets

We test long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows. As a result of the COVID-19 pandemic, we reviewed for any events or changes in circumstances that indicate the carrying amount of our long-lived assets may not be recoverable. Our assessment concluded that despite the economic impact of the COVID-19 pandemic, we believe the carrying amounts of our long-lived assets are recoverable as at September 30, 2020.

Indefinite-lived intangible assets are tested at least annually for impairment, and between annual tests if indicators of potential impairment exist. Amid the COVID-19 pandemic, we determined there are potential indicators of impairment and prepared an assessment of qualitative factors to determine the existence of events or circumstances that would indicate whether it is more likely than not that the carrying amount of the indefinite-lived intangible asset is less than its fair value. Based on our qualitative assessment, we determined there were no indicators of impairment of our indefinite-lived intangible assets at September 30, 2020.

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

For the nine months ended September 30, 2020, we reviewed our inventories balance to ensure that it is recorded at the lower of cost and net realizable value. Specific consideration was given to the impact on the net realizable value of our inventories balance given the global economic downturn triggered by the COVID-19 pandemic.

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

Ritchie Bros.	42

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

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Operating income	$67,384	$40,160	68%	$190,266	$151,718	25%
Pre-tax adjusting items:
Severance	4,283	—	100%	4,283	—	100%
Adjusted operating income*	$71,667	$40,160	78%	$194,549	$151,718	28%
(1)	Please refer to page 48 for a summary of adjusting items during the three and nine months ended September 30, 2020 and September 30, 2019.
(2)	Adjusted operating income* represents operating income excluding the effects of adjusting items.

Ritchie Bros.	43

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

	Three months ended September 30,			Nine months ended September 30,
(in U.S. $000's, except share and per share data,			% Change			% Change
and percentages)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Net income attributable to stockholders	$45,387	$25,266	80%	$121,239	$97,466	24%
Pre-tax adjusting items:
Severance	4,283	—	100%	4,283	—	100%
Current income tax effect of adjusting items:
Severance	(1,065)	—	(100)%	(1,065)	—	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	—	—	—%	766	—	100%
Deferred tax adjusting item:
Change in uncertain tax provision	—	—	—%	5,462	—	100%
Adjusted net income attributable to stockholders*	$48,605	$25,266	92%	$130,685	$97,466	34%
Weighted average number of dilutive shares outstanding	110,369,718	109,381,173	1%	110,060,712	109,634,195	0%

Diluted earnings per share attributable to stockholders	$0.41	$0.23	78%	$1.10	$0.89	24%
Diluted adjusted EPS attributable to Stockholders*	$0.44	$0.23	91%	$1.19	$0.89	34%
(1)	Please refer to page 48 for a summary of adjusting items during the three and nine months ended September 30, 2020 and September 30, 2019.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Adjusted EBITDA*

We believe adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* to net income, which is the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2020	2019	2020 over 2019	2020	2019	2020 over 2019
Net income	$45,490	$25,272	80%	$121,438	$97,575	24%
Add: depreciation and amortization expenses	18,436	17,692	4%	55,586	51,919	7%
Add: interest expense	8,737	10,090	(13)%	26,801	31,023	(14)%
Less: interest income	(510)	(517)	(1)%	(1,775)	(2,435)	(27)%
Add: income tax expense	15,437	6,760	128%	48,741	28,800	69%
Pre-tax adjusting items:
Severance	4,283	—	100%	4,283	—	100%
Adjusted EBITDA*	$91,873	$59,297	55%	$255,074	$206,882	23%
(1)	Please refer to page 48 for a summary of adjusting items during the three and nine months ended September 30, 2020 and September 30, 2019.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.

Ritchie Bros.	44

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

	As at and for the 12 months ended September 30,
					% Change
(in U.S. $millions, except percentages)	2020		2019		2020 over 2019
Short-term debt	$20.3		$5.8		250%
Long-term debt	632.6		689.3		(8)%
Debt	652.9		695.1		(6)%
Less: Cash and cash equivalents	(470.3)		(309.6)		52%
Adjusted net debt*	182.6		385.5		(53)%
Net income	$173.0		$133.0		30%
Add: depreciation and amortization expenses	74.2		69.1		7%
Add: interest expense	37.1		42.8		(13)%
Less: interest income	(3.1)		(3.3)		(6)%
Add: income tax expense	61.6		40.7		51%
Pre-tax adjusting items:
Share-based payment expense recovery	(4.1)		—		(100)%
Severance	4.3		—		100%
Adjusted EBITDA*	$343.0		$282.3		22%
Debt/net income	3.8	x	5.2	x	(27)%
Adjusted net debt*/adjusted EBITDA*	0.5	x	1.4	x	(64)%
(1)	Please refer to page 48 for a summary of adjusting items during the trailing 12-months ended September 30, 2020 and September 30, 2019.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt*/adjusted EBITDA* is calculated by dividing adjusted net debt* by adjusted EBITDA*.

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

The following table reconciles OFCF* to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	12 months ended September 30,
			% Change
(in U.S. $ millions, except percentages)	2020	2019	2020 over 2019
Cash provided by operating activities	$289.2	$356.2	(19)%
Property, plant and equipment additions	16.5	10.4	59%
Intangible asset additions	28.9	25.1	15%
Proceeds on disposition of property plant and equipment	(16.6)	(13.7)	21%
Net capital spending	$28.8	$21.8	32%
OFCF*	$260.4	$334.4	(22)%
(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	45

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

The following table reconciles adjusted net income attributable to stockholders* and adjusted dividend payout ratio* to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	12 months ended September 30,
			%Change
(in U.S. $millions, except percentages)	2020	2019	2020 over 2019
Dividends paid to stockholders	$89.4	$80.4	11%
Net income attributable to stockholders	$172.8	$133.0	30%
Pre-tax adjusting items:
Share-based payment expense recovery	(4.1)	—	(100)%
Severance	4.3	—	100%
Current income tax effect of adjusting items:
Severance	(1.1)	—	(100)%
Deferred income tax effect of adjusting items:
Share-based payment expense recovery	0.7	—	100%
Current income tax adjusting item:
Change in uncertain tax provision	0.8	—	100%
Deferred tax adjusting item:
Change in uncertain tax provisions	5.5	—	100%
Adjusted net income attributable to stockholders*	$178.9	$133.0	35%
Dividend payout ratio	51.7%	60.5%	(880)	bps
Adjusted dividend payout ratio*	50.0%	60.5%	(1050)	bps
(1)	Please refer to page 48 for a summary of adjusting items during the trailing 12-months ended September 30, 2020 and September 30, 2019.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Adjusted dividend payout ratio* is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders*.

Ritchie Bros.	46

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

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended September 30,

(in U.S. $millions, except percentages)	2020	2019	2020 over 2019
Net income attributable to stockholders	$172.8	$133.0	30%
Pre-tax adjusting items:
Share-based payment expense recovery	(4.1)	—	(100)%
Severance	4.3	—	100%
Current income tax effect of adjusting items:
Severance	(1.1)	—	(100)%
Deferred income tax effect of adjusting items:
Share-based payment expense recovery	0.7	—	0%
Current income tax adjusting item:
Change in uncertain tax provision	0.8	—	100%
Deferred tax adjusting item:
Change in uncertain tax provisions	5.5	—	100%
Adjusted net income attributable to stockholders*	$178.9	$133.0	35%
Opening long-term debt	$689.3	$751.8	(8)%
Ending long-term debt	632.6	689.3	(8)%
Average long-term debt	661.0	720.6	(8)%
Opening stockholders' equity	$838.2	$815.5	3%
Ending stockholders' equity	959.5	838.2	14%
Average stockholders' equity	898.9	826.9	9%
Average invested capital	$1,559.9	$1,547.5	1%

Return on average invested capital	11.1%	8.6%	250	bps
ROIC*	11.5%	8.6%	290	bps
(1)	Please refer to page 48 for a summary of adjusting items during the trailing 12-months ended September 30, 2020 and September 30, 2019.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as adjusted net income attributable to stockholders* divided by average invested capital.
(4)	The adoption of Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	47

Adjusting items during the trailing 12-months ended September 30, 2020 were:

Recognized in the third quarter of 2020

●	$4.3 million ($3.2 million after tax, or $0.03 per diluted share) of severance costs related to the realignment of leadership to support the new global operations organization, in line with strategic growth priorities led by the new CEO.

Recognized in the second quarter of 2020

●	$6.2 million ($0.06 per diluted share) in current and deferred income tax expense related to an unfavourable adjustment to reflect final regulations published regarding hybrid financing arrangements.

Recognized in the first quarter of 2020

●	There were no adjustment items recognized in the first quarter of 2020.

Recognized in the fourth quarter of 2019

●	$4.1 million ($3.4 million after tax, or $0.03 per diluted share) in share-based payment expense recovery related to the departure of our former CEO.

Adjusting items during the trailing 12-months ended September 30, 2019 were:

Recognized in the third quarter of 2019

●	There were no adjustment items recognized in the third quarter of 2019.

Recognized in the second quarter of 2019

●	There were no adjustment items recognized in the second quarter of 2019.

Recognized in the first quarter of 2019

●	There were no adjustment items recognized in the first quarter of 2019.

Recognized in the fourth quarter of 2018

●	There were no adjustment items recognized in the fourth quarter of 2018.

Ritchie Bros.	48

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2020 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at September 30, 2020. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as at September 30, 2020, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set out below, there were no material changes in risk factors during the three months or nine months ended September 30, 2020.

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

Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. As of the end of our third fiscal quarter of 2020 we have a strong balance sheet and do not anticipate the need to raise capital. However, we cannot predict when the macro-economic disruption stemming from the COVID-19 pandemic will ebb or when the economy will return to pre-COVID-19 pandemic levels, if at all. If the macro-economic disruption continues for prolonged periods we may need to raise capital and capital may not be available on acceptable terms, or at all. The impact of the COVID-19 pandemic on economic activity, and its effect on our sales force and our customers are uncertain at this time and could have a material adverse effect on our results, especially to the extent these effects persist or exacerbate over an extended period of time. Additionally, any such impact could also result in financial and/or operational constraints for our service providers, buyers of the assets sold through our sales channel, as well as other counterparties, thereby increasing the risk that such counterparties default on their obligations to us.

The acquisition of Rouse Services LLC (“Rouse”) is subject to a number of conditions and may not be completed on the terms or timeline currently contemplated, or at all.

The completion of the acquisition of Rouse is subject to certain conditions, including, among other things: (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (b) no governmental authority shall have enacted, issued, promulgated, enforced or entered any order which is in effect and has the effect of making the acquisition of Rouse illegal, otherwise restraining or prohibiting consummation of the acquisition or causing any portion of the acquisition to be rescinded following completion thereof, and (c) the shares to be issued in connection with the acquisition shall have been (i) conditionally approved for listing by the Toronto Stock Exchange, and (ii) approved for listing by the New York Stock Exchange.

We cannot assure you that the acquisition will be consummated on the terms or timeline currently contemplated, or at all. Many of the conditions to completion of the acquisition are not within our control, and we cannot predict when or if these conditions will be satisfied. The failure to meet all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring. Any delay in completing the acquisition could cause us not to realize some or all of the benefits that it expects to achieve if the acquisition is successfully completed within its expected timeframe.

We may not realize the anticipated benefits of, and synergies from, the acquisition of Rouse and may become responsible for certain liabilities and integration costs.

Business acquisitions involve the integration of new businesses that have previously operated independently from us. The integration of our operations with those of Rouse is expected to result in financial and operational benefits. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and other benefits. Integration may also be difficult, unpredictable and subject to delay and may divert the attention of management to integration matters. We may have difficulties integrating information systems, assimilating corporate cultures or retaining key Rouse employees. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business, financial condition and results of operations.

In addition, in connection with the acquisition of Rouse, we have assumed certain potential liabilities, some of which may not be covered by indemnification obligations of Rouse or third parties. To the extent we do not identify such liabilities or to the extent indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million worth of our common shares, approved by the Toronto Stock Exchange, over a period of 12 months, ending August 23, 2021. No share repurchases were made during the three months ended September 30, 2020.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

Ritchie Bros.	51

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document

10.1

Third Amendment to Credit Agreement, dated as of August 14, 2020, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, U.S. swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 17, 2020)

10.2 10.3

Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Kevin Geisner, dated August 4, 2020

Membership Interest Purchase Agreement dated October 28, 2020 among the Company, Ritchie Bros. Auctioneers (America) Inc., Rouse Services LLC (“Rouse”), the members of Rouse, and Scott Rouse, in his capacity as seller representative

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

Ritchie Bros.	52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: November 5, 2020	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: November 5, 2020	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	53