Form 10-Q
period 2021-03-31
RITCHIE BROS AUCTIONEERS INC
filed 2021-05-10
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 110,280,611 common shares, without par value, outstanding as of May 7, 2021.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended March 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Revenue:
Service revenue	$206,030	$183,123
Inventory sales revenue	125,525	90,132
Total revenue	331,555	273,255

Operating expenses:
Costs of services	36,027	39,355
Cost of inventory sold	110,747	81,585
Selling, general and administrative expenses	116,078	98,385
Acquisition-related costs	2,922	—
Depreciation and amortization expenses	21,070	19,293
Gain on disposition of property, plant and equipment	(68)	(47)
Foreign exchange loss	277	602
Total operating expenses	287,053	239,173
Operating income	44,502	34,082

Interest expense	(8,946)	(9,182)
Other income, net	1,002	3,577
Income before income taxes	36,558	28,477

Income tax expense	8,419	5,648
Net income	$28,139	$22,829

Net income attributable to:
Stockholders	$28,188	$22,809
Non-controlling interests	(49)	20
Net income	$28,139	$22,829

Earnings per share attributable to stockholders:
Basic	$0.26	$0.21
Diluted	$0.25	$0.21

Weighted average number of shares outstanding:
Basic	109,972,997	109,248,880
Diluted	111,267,392	110,482,837

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net income	$28,139	$22,829
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	(10,360)	(15,868)
Total comprehensive income	$17,779	$6,961

Total comprehensive income (loss) attributable to:
Stockholders	$17,844	$6,949
Non-controlling interests	(65)	12
	$17,779	$6,961

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets

Cash and cash equivalents	$294,380	$278,766
Restricted cash	147,240	28,129
Trade and other receivables	294,291	135,001
Less: allowance for credit losses	(5,576)	(5,467)
Inventory	72,314	86,278
Other current assets	32,802	27,274
Income taxes receivable	8,224	6,797
Total current assets	843,675	556,778

Property, plant and equipment	483,981	492,127
Other non-current assets	148,882	147,608
Intangible assets	296,480	300,948
Goodwill	840,632	840,610
Deferred tax assets	13,044	13,458
Total assets	$2,626,694	$2,351,529

Liabilities and Equity

Auction proceeds payable	$517,521	$214,254
Trade and other payables	227,679	243,786
Income taxes payable	3,215	17,032
Short-term debt	25,933	29,145
Current portion of long-term debt	10,517	10,360
Total current liabilities	784,865	514,577

Long-term debt	626,202	626,288
Other non-current liabilities	159,266	153,000
Deferred tax liabilities	45,753	45,265
Total liabilities	1,616,086	1,339,130

Commitments and Contingencies (Note 21 and Note 22 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 110,253,056 (December 31, 2020: 109,876,428)	210,765	200,451
Additional paid-in capital	43,612	49,171
Retained earnings	795,781	791,918
Accumulated other comprehensive loss	(44,639)	(34,295)
Stockholders' equity	1,005,519	1,007,245
Non-controlling interest	5,089	5,154
Total stockholders' equity	1,010,608	1,012,399
Total liabilities and equity	$2,626,694	$2,351,529

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Three months ended March 31, 2021	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, December 31, 2020	109,876,428	$200,451	$49,171	$791,918	$(34,295)	$5,154	$1,012,399
Net income	—	—	—	28,188	—	(49)	28,139
Other comprehensive loss	—	—	—	—	(10,344)	(16)	(10,360)
	—	—	—	28,188	(10,344)	(65)	17,779
Stock option exercises	197,863	8,268	(1,549)	—	—	—	6,719
Issuance of common stock related to vesting of share units	234,275	2,046	(11,347)	—	—	—	(9,301)
Issuance (forfeiture) of common stock related to business combination	(55,510)	—	—	—	—	—	—
Share-based continuing employment costs related to business combination	—	—	2,553	—	—	—	2,553
Stock option compensation expense	—	—	1,861	—	—	—	1,861
Equity-classified share units expense	—	—	2,779	—	—	—	2,779
Equity-classified share units dividend equivalents	—	—	144	(144)	—	—	—
Cash dividends paid	—	—	—	(24,181)	—	—	(24,181)
Balance, March 31, 2021	110,253,056	$210,765	$43,612	$795,781	$(44,639)	$5,089	$1,010,608

Three months ended March 31, 2020

Balance, December 31, 2019	109,337,781	$194,771	$52,110	$714,051	$(59,099)	$5,154	$906,987
Net income	—	—	—	22,809	—	20	22,829
Other comprehensive loss	—	—	—	—	(15,860)	(8)	(15,868)
	—	—	—	22,809	(15,860)	12	6,961
Stock option exercises	247,446	8,684	(1,630)	—	—	—	7,054
Issuance of common stock related to vesting of share units	138,824	3,516	(7,445)	—	—	—	(3,929)
Stock option compensation expense	—	—	1,187	—	—	—	1,187
Equity-classified share units expense	—	—	1,786	—	—	—	1,786
Equity-classified share units dividend equivalents	—	—	139	(139)	—	—	—
Change in fair value of contingently redeemable PSUs	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	(21,905)	—	—	(21,905)
Shares repurchased	(1,525,312)	(53,170)	—	—	—	—	(53,170)
Balance, March 31, 2020	108,198,739	$153,801	$46,147	$714,816	$(74,959)	$5,166	$844,971

Ritchie Bros.	4

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Three months ended March 31,	2021	2020
Cash provided by (used in):
Operating activities:
Net income	$28,139	$22,829
Adjustments for items not affecting cash:
Depreciation and amortization expenses	21,070	19,293
Stock-based compensation expense	7,193	2,973
Deferred income tax expense	963	1,331
Unrealized foreign exchange loss	459	782
Gain on disposition of property, plant and equipment	(68)	(47)
Amortization of debt issuance costs	720	756
Amortization of right-of-use assets	3,172	3,343
Gain on contingent consideration from equity investment	—	(1,700)
Other, net	1,184	1,282
Net changes in operating assets and liabilities	117,855	(46,710)
Net cash provided by operating activities	180,687	4,132
Investing activities:
Property, plant and equipment additions	(1,556)	(3,495)
Proceeds on disposition of property, plant and equipment	66	333
Intangible asset additions	(8,769)	(7,220)
Issuance of loans receivable	—	(2,984)
Repayment of loans receivable	224	180
Distribution from equity investment	—	4,212
Proceeds on contingent consideration from equity investment	—	1,700
Net cash used in investing activities	(10,035)	(7,274)
Financing activities:
Share repurchase	—	(53,170)
Dividends paid to stockholders	(24,181)	(21,905)
Proceeds from exercise of options and share option plans	6,719	7,054
Payment of withholding taxes on issuance of shares	(7,542)	(2,984)
Net increase (decrease) in short-term debt	(2,886)	29,069
Repayment of long-term debt	(2,626)	(4,236)
Repayment of finance lease obligations	(2,629)	(2,189)
Net cash used in financing activities	(33,145)	(48,361)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(2,782)	(12,828)
Increase (decrease)	134,725	(64,331)
Beginning of period	306,895	420,256
Cash, cash equivalents, and restricted cash, end of period	$441,620	$355,925

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

1.    General information

Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”) provide a marketplace for insights, services and transaction solutions for commercial assets. The Company offers its customers end-to-end transaction solutions for used commercial and other durable assets through its omnichannel platform, which includes auctions, online marketplaces, listing services, and private brokerage services. The Company also offers a wide array of value-added services connected to commercial assets as well as asset management software and data as a service solutions to help customers make more accurate and reliable business decisions. Ritchie Bros. Auctioneers Incorporated is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”).

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

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2.    Significant accounting policies (continued)

(b) Revenue recognition (continued)

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, or upon completion of the performance obligation, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The transaction price is reduced by estimates of variable consideration such as volume rebates and discounts. All estimates, which are evaluated at each reporting period, are based on the Company’s historical experience, anticipated volumes, and best judgment. For auctions, revenue is recognized when the auction sale is complete and the Company has determined that the sale proceeds are collectible. Revenue is measured at the fair value of the consideration received or receivable and is shown net of value-added tax and duties.

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

Following the sale of the item, the Company invoices the buyer for the purchase price of the asset, taxes, and, if applicable, the buyer transaction fee, collects payment from the buyer, and remits the proceeds to the seller, net of the seller commissions, applicable taxes, and applicable fees. Commissions are calculated as a percentage of the winning bid price of the property sold at auction. Fees are also charged to sellers for listing and inspecting equipment. Other revenue earned in the process of conducting the Company’s auctions include administrative, documentation, and advertising fees.

With the final acceptance of the winning bid, the highest bidder becomes legally obligated to pay the full purchase price, which is the winning bid of the property purchased and the seller is legally obligated to relinquish the property in exchange for the winning bid price less any seller’s commissions. Commission and fee revenue are recognized on the date of the auction sale upon the final acceptance of the winning bid.

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

With the final acceptance of the winning bid, the highest bidder becomes legally obligated to pay the full purchase price, which is the winning bid price of the property purchased. Title to the property is transferred in exchange for the winning bid price, and if applicable, the buyer transaction fee plus applicable taxes.

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

(e) Share-based payments (continued)

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

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 19. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

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

(g) Inventories

Inventory consists of equipment and other assets purchased for resale in an upcoming live on site auction or online marketplace event. The Company typically purchases inventory for resale through a competitive process where the consignor or vendor has determined this to be the preferred method of disposition through the auction process. In addition, certain jurisdictions require auctioneers to hold title to assets and facilitate title transfer on sale. Inventory is valued at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation. As part of its government business, the Company purchases inventory for resale as part of its commitment to purchase certain surplus government property (note 21). The significant elements of cost include the acquisition price, in-bound transportation costs of the inventory, and make-ready costs to prepare the inventory for sale that are not selling expenses. Write-downs to the carrying value of inventory are recorded in cost of inventory sold on the consolidated income statement.

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

(j) Business combinations

Business combinations are accounted for using the acquisition method. The purchase price is determined based on the fair value of the assets transferred, liabilities incurred, and equity interest issued, after considering any transactions that are separate from the business combination. The Company allocates the aggregate of the fair value of the purchase consideration transferred to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition, with any excess recorded as goodwill. The fair value determinations require judgment and may involve the use of significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized to the assets and liabilities assumed, with the corresponding offset to goodwill, in the period in which the adjustment amounts are determined. Acquisition-related costs associated with the acquisition are expensed as incurred.

Ritchie Bros.	11

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

2.    Significant accounting policies (continued)

(k) New and amended accounting standards

In March 2020, the FASB issued an update to ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting which addresses the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for all entities as of March 12, 2020 through to December 31, 2022. If elected, and if certain criteria are met, this ASU requires less accounting analysis and recognition for modifications related to reference rate reform. The update issued provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedging relationships, derivatives and other transactions affected by the reference rate reform that reference LIBOR or another reference rate expected to be discontinued.

It was announced in March 2021 that LIBOR rates are expected to cease to be published as early as December 31, 2021 and as late as June 30, 2023 depending on the jurisdiction and the term of the rate. As a result, we have assessed the impact of the expected reference rate reform on our consolidated financial statements. Currently, the Company has one contract, the Credit Agreement (see Note 16) that references LIBOR. Our Credit Agreement was modified on August 14, 2020 which included the addition of LIBOR-successor rate language related to the reference rate reform. The Credit Agreement’s modified reference rate reform language does not specify the LIBOR-successor rates to be used, however, it does allow the parties to agree on a successor rate once LIBOR ceases being published, without the requirement for the contract to be modified. As a result, the adoption of the ASU and the recent updates have not and are not expected to have a material impact on our consolidated financial statements. However, if applicable, the Company will use the optional expedients available when reference rate changes occur.

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

Judgments, estimates and underlying assumptions are evaluated on an ongoing basis by management and are based on historical experience and other factors including expectations of future events that are believed to be reasonable under the circumstances. However, existing circumstances and assumptions about future developments may change due to market changes or circumstances and such changes are reflected in the assumptions when they occur. Significant items subject to estimates include the recoverable amounts of goodwill and indefinite-lived intangible assets, the useful lives of long-lived assets and finite-lived intangible assets, share-based compensation, share-based continuing employment costs, the determination of lease term and lease liabilities, deferred income taxes, reserves for tax uncertainties, and other contingencies. Accounting for business combinations requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Such estimates of fair value may require valuation methods which use significant estimates and assumptions. At the acquisition of Rouse Services LLC (“Rouse”), we estimated the fair value of the intangible assets acquired, using a valuation method, which required management to make estimates with respect to expected future cash flows and growth rates, gross margins, attrition rates, royalty rates, discount rates, terminal value, and forecast period. The Company based these estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions that it believes are reasonable, including assumptions as to future events.

As of March 31, 2021, the Company performed a qualitative assessment of the A&M, Rouse, and Mascus reporting units and the Company concluded there were no indicators of impairment.

Ritchie Bros.	12

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

4.    Seasonality

The Company’s operations are both seasonal and event driven. Revenues tend to be the highest during the second and fourth calendar quarters as the Company generally conducts more auctions during these quarters. Volumes tend to also be lower during the third quarter as supply of used equipment is lower as it is actively being used and not available for sale. Late December through mid-February and mid-July through August are traditionally less active periods.

The restrictions imposed and effects of the overall economic environment as a result of the COVID-19 pandemic may continue to impact these trends.

5.   Business combinations

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

December 8, 2020
Cash consideration paid on closing	$250,265
Equity consideration paid for pre-combination services	1,459
Purchase price	$251,724

Rouse purchase price allocation

December 8, 2020
Purchase price	$251,724

Assets acquired:
Cash and cash equivalents	$226
Trade and other receivables	4,601
Other current assets	159
Property, plant and equipment	1,171
Other non-current assets	3,741
Deferred tax assets	7,584
Intangible assets	79,300

Liabilities assumed:
Trade and other payables	7,307
Other non-current liabilities	3,188
Deferred tax liabilities	936

Fair value of identifiable net assets acquired	85,351
Goodwill acquired on acquisition	$166,373

Ritchie Bros.	13

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

5.   Business combinations (continued)

Rouse purchase price allocation (continued)

The following table summarizes the fair values of the identifiable intangible assets acquired:

	Fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	71,000	15 years
Software and technology assets	7,500	4 years
Trade names and trademarks	$800	2 years
Total	$79,300	13.8 years

The amounts included in the Rouse provisional purchase price allocation are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of the acquisition. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date and will be finalized upon the determination of closing working capital. During the quarter ended March 31, 2021 the Company recorded an adjustment, which was not significant, to increase the liabilities assumed and increase the goodwill acquired on acquisition. Additional adjustments to the preliminary values during the measurement period may impact the amounts recorded as assets and liabilities with a corresponding adjustment to goodwill, and will be recognized in the period in which the adjustments are determined.

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

Transactions recognized separately from the acquisition of assets and assumption of liabilities

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

During the quarter ended March 31, 2021, one of the previous unitholders of Rouse, who became an employee of the Company after the acquisition, terminated their employment contract which resulted in the forfeiture of 55,510 shares as no vesting conditions had been achieved and reversal of share based continuing employment costs of $98,000. As a result, as at March 31, 2021, the number of common shares expected to vest is 256,683 and the total unrecognized fair value of the share-based continuing employment costs expected to be recognized is $14,576,000 (Note 18).

During the quarter ended March 31, 2021, the Company recorded $2,922,000 acquisition-related costs for legal, advisory, integration and other professional fees, which included $2,553,000 of share-based continuing employment costs.

Ritchie Bros.	14

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Rouse, Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, Asset Appraisal Services, and Ritchie Bros. Logistical Services (“RB Logistics”).

	Three months ended March 31, 2021
	A&M	Other	Consolidated
Service revenue	$170,755	$35,275	$206,030
Inventory sales revenue	125,525	—	125,525
Total revenue	$296,280	$35,275	$331,555
Costs of services	21,590	14,437	36,027
Cost of inventory sold	110,747	—	110,747
Selling, general and administrative expenses ("SG&A")	104,345	11,733	116,078
Segment profit	$59,598	$9,105	$68,703
Acquisition-related costs			2,922
Depreciation and amortization expenses ("D&A")			21,070
Gain on disposition of property, plant and equipment ("PPE")			(68)
Foreign exchange loss			277
Operating income			$44,502
Interest expense			(8,946)
Other income, net			1,002
Income tax expense			(8,419)
Net income			$28,139

	Three months ended March 31, 2020
	A&M	Other	Consolidated
Service revenue	$154,743	$28,380	$183,123
Inventory sales revenue	90,132	—	90,132
Total revenue	244,875	28,380	273,255
Costs of services	25,095	14,260	39,355
Cost of inventory sold	81,585	—	81,585
SG&A expenses	91,585	6,800	98,385
Segment profit	$46,610	7,320	53,930
Acquisition-related costs			—
D&A expenses			19,293
Gain on disposition of PPE			(47)
Foreign exchange loss			602
Operating income			34,082
Interest expense			(9,182)
Other income, net			3,577
Income tax expense			(5,648)
Net income			22,829

The Chief operating decision maker “CODM” does not evaluate the performance of the Company’s operating segments or assess allocation of resources based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

Ritchie Bros.	15

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

6.    Segmented information (continued)

The Company’s geographic breakdown of total revenue is as follows:

	United
	States	Canada	Europe	Other	Consolidated
Total revenue for the three months ended:
March 31, 2021	$207,414	$48,478	$47,176	$28,487	$331,555
March 31, 2020	190,530	35,643	26,338	20,744	273,255

7.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended
	March 31,
	2021	2020
Service revenue:
Commissions	$103,975	$93,484
Fees	102,055	89,639
	206,030	183,123
Inventory sales revenue	125,525	90,132
	$331,555	$273,255

8.    Operating expenses

Costs of services

	Three months ended
	March 31,
	2021	2020
Ancillary and logistical service expenses	$12,269	$12,758
Employee compensation expenses	12,691	12,304
Buildings, facilities and technology expenses	2,701	4,039
Travel, advertising and promotion expenses	4,518	6,575
Other costs of services	3,848	3,679
	$36,027	$39,355

SG&A expenses

	Three months ended
	March 31,
	2021	2020
Wages, salaries and benefits	$78,796	$60,088
Share-based compensation expense	3,778	2,407
Buildings, facilities and technology expenses	17,343	15,591
Travel, advertising and promotion expenses	5,162	10,269
Professional fees	5,032	4,447
Other SG&A expenses	5,967	5,583
	$116,078	$98,385

Depreciation and amortization expenses

	Three months ended
	March 31,
	2021	2020
Depreciation expense	$7,837	$8,037
Amortization expense	13,233	11,256
	$21,070	$19,293

Ritchie Bros.	16

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

Ritchie Bros.	17

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

For the three months ended March 31, 2021, income tax expense was $8,419,000, compared to an income tax expense of $5,648,000 for the same period in 2020. The effective tax rate was 23% in the first quarter of 2021, compared to 20% in the first quarter of 2020.

The effective tax rate increased in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a higher estimate of non-deductible expenses, an increased proportion of income taxed in jurisdictions with higher tax rates, and write off of a deferred tax asset upon departure of a management employee of Rouse. The higher estimate of non-deductible expenses are primarily due to final regulations published on April 8, 2020 by the United States Department of Treasury and the Internal Revenue Service (“IRS”) that clarified income tax benefits related to hybrid financing arrangements would not be deductible (“Hybrid Interest”). Partially offsetting these increases was a higher tax deduction for PSU and RSU share unit expenses, which were settled in the quarter, that exceeded the related compensation expense.

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

	Net income	WA	Per
	attributable to	number	share
Three months ended March 31, 2021	stockholders	of shares	amount
Basic	$28,188	109,972,997	$0.26
Effect of dilutive securities:
Share units	—	579,133	—
Stock options	—	715,262	(0.01)
Diluted	$28,188	111,267,392	$0.25

	Net income	WA	Per
	attributable to	number	share
Three months ended March 31, 2020	stockholders	of shares	amount
Basic	$22,809	109,248,880	$0.21
Effect of dilutive securities:
Share units	—	586,074	—
Stock options	—	647,883	—
Diluted	$22,809	110,482,837	$0.21

Ritchie Bros.	18

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

11.    Supplemental cash flow information

Three months ended March 31,	2021	2020
Trade and other receivables	$(160,435)	$(113,115)
Inventory	12,420	1,297
Advances against auction contracts	(1,085)	4,923
Prepaid expenses and deposits	(2,569)	(597)
Income taxes receivable	(1,624)	(1,217)
Auction proceeds payable	304,261	72,687
Trade and other payables	(16,623)	(3,138)
Income taxes payable	(13,720)	(5,030)
Operating lease obligation	(2,274)	(2,310)
Other	(496)	(210)
Net changes in operating assets and liabilities	$117,855	$(46,710)

Three months ended March 31,	2021	2020
Interest paid, net of interest capitalized	$14,914	$15,171
Interest received	303	778
Net income taxes paid	23,681	12,442

Non-cash purchase of property, plant and equipment under finance lease	2,084	3,502
Non-cash right of use assets obtained (reassessed) in exchange for new lease obligations	6,234	(1,001)

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$294,380	$278,766
Restricted cash	147,240	28,129
Cash, cash equivalents, and restricted cash	$441,620	$306,895

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

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

12.    Fair value measurement (continued)

		March 31, 2021		December 31, 2020
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$294,380	$294,380	$278,766	$278,766
Restricted cash	Level 1	147,240	147,240	28,129	28,129
Loan receivables	Level 2	5,658	6,238	5,798	6,438
Short-term debt	Level 2	25,933	25,933	29,145	29,145
Long-term debt
Senior unsecured notes	Level 1	493,177	513,450	492,734	514,219
Term loan	Level 2	96,734	97,279	97,812	98,420
Long-term revolver loan	Level 2	46,808	46,882	46,102	46,184

The carrying value of the Company’s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, auction proceeds payable, trade and other payables, and short-term debt approximate their fair values due to their short terms to maturity. The fair value of the loan receivables is determined by estimating discounted cash flows using market rates. The carrying value of the term loan and long-term revolver loan, before deduction of deferred debt issue costs, approximates their fair value as the interest rates on the loans are short-term in nature. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

13.    Trade receivables

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. The following table presents the activity in the allowance for expected credit losses for the period ended March 31, 2021:

Balance, December 31, 2020	(5,467)
Current period provision	(501)
Write-offs charged against the allowance	392
Balance, March 31, 2021	$(5,576)

14.    Other current assets

	March 31,	December 31,
	2021	2020
Advances against auction contracts	$7,396	$6,487
Prepaid expenses and deposits	25,406	20,787
	$32,802	$27,274

Ritchie Bros.	20

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

15.    Other non-current assets

	March 31,	December 31,
	2021	2020
Right-of-use assets	$119,958	$116,503
Tax receivable	10,842	11,050
Loans receivable	4,569	4,870
Deferred debt issue costs	2,065	2,263
Other	11,448	12,922
	$148,882	$147,608

Loans receivable

As at March 31, 2021, the Company held one non-recourse financing lending arrangement, with a term of four years, which is fully collateralized and secured by certain equipment. In the event of default, the Company is obligated to take possession of the equipment under the agreements to recover its loans receivable balance. The loans receivable balance of such financing lending arrangement as at March 31, 2021 was $5,658,000 of which $1,089,000 is recorded in other current assets (December 31, 2020: $5,797,000, of which $927,000 was recorded in other current assets). The expected credit loss allowance is not significant.

16.    Debt

	Carrying amount
	March 31,	December 31,
	2021	2020
Short-term debt	$25,933	$29,145

Long-term debt:

Term loan and long-term revolver loan:
Term loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.68%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2023	97,279	98,420
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.68%, due in monthly installments of interest only, maturing in October 2023	46,882	46,184
Less: unamortized debt issue costs	(619)	(690)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(6,823)	(7,266)
Total long-term debt	636,719	636,648

Total debt	$662,652	$665,793

Long-term debt:
Current portion	$10,517	$10,360
Non-current portion	626,202	626,288
Total long-term debt	$636,719	$636,648

Short-term debt

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 2.5% (December 31, 2020: 2.3%).

Ritchie Bros.	21

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

16.    Debt (continued)

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

As at March 31, 2021, the Company had unused committed revolving credit facilities aggregating $461,115,000 of which $456,115,000 is available until October 27, 2023 subject to certain covenant restrictions. The Company was in compliance with all financial and other covenants applicable to the credit facilities at March 31, 2021.

17.    Other non-current liabilities

	March 31,	December 31,
	2021	2020
Operating lease liability	$116,342	$112,818
Tax payable	19,888	19,706
Finance lease liability	16,624	17,109
Other	6,412	3,367
	$159,266	$153,000

Ritchie Bros.	22

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

Shares issued for business combination

In connection with the acquisition of Rouse, the Company issued 312,193 common shares on December 8, 2020. These shares were issued to certain previous unitholders and employees of Rouse, and their vesting is subject to continuing employment with the Company over a three year period from the acquisition date. The fair value of these common shares was $71.09 based on the fair market value of the Company’s common shares on the date of acquisition. During the quarter ended March 31, 2021, 55,510 common shares were forfeited.

As at March 31, 2021, the unrecognized share-based continuing employment costs were $14,576,000, (March 31, 2020: $nil), which is expected to be recognized over a weighted average period of 1.8 years. As at March 31, 2021, the number of common shares which had not yet vested was 256,683.

Share repurchase

There were no common shares repurchased during the three months ended March 31, 2021 (three months ended March 31, 2020: 1,525,312 common shares repurchased for $53,170,000).

Dividends

Declared and paid

The Company declared and paid the following dividends during the three months ended March 31, 2021 and 2020:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Fourth quarter 2020	January 22, 2021	$0.2200	February 12, 2021	$24,181	March 5, 2021
Fourth quarter 2019	January 24, 2020	$0.2000	February 14, 2020	$21,905	March 6, 2020

Declared and undistributed

Subsequent to March 31, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.22 cents per common share, payable on June 16, 2021 to stockholders of record on May 26, 2021. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net loss of $3,654,000 for the three months ended March 31, 2021 (2020: net loss of $7,492,000).

Ritchie Bros.	23

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

19.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended
	March 31,
	2021	2020
SG&A expenses:
Stock option compensation expense	$1,861	$1,187
Equity-classified share units	3,153	1,786
Liability-classified share units	(1,915)	(1,156)
Employee share purchase plan - employer contributions	679	590
	3,778	2,407
Acquisition-related costs:
Share-based continuing employment costs	2,553	—
	2,553	—
	$6,331	$2,407

Stock option plans

The Company has three stock option plans that provide for the award of stock options to selected employees, directors, and officers of the Company: a) Amended and Restated Stock Option Plan, b) IronPlanet 1999 Stock Plan, and c) IronPlanet 2015 Stock Plan.

Stock option activity for the three months ended March 31, 2021 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2020	1,985,754	$34.95	7.7	$68,717
Granted	684,761	54.83
Exercised	(197,863)	33.96		4,538
Forfeited	(6,533)	35.39
Outstanding, March 31, 2021	2,466,119	40.54	8.0	44,460
Exercisable, March 31, 2021	1,046,861	$31.27	6.3	$28,557

The significant assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2021 and 2020 are presented in the following table on a weighted average basis:

Three months ended March 31,	2021		2020
Risk free interest rate	0.5%		0.8%
Expected dividend yield	1.66%		2.02%
Expected lives of the stock options	4	years	5	years
Expected volatility	32.3%		27.3%

As at March 31, 2021, the unrecognized stock-based compensation cost related to the non-vested stock options was $11,000,000, which is expected to be recognized over a weighted average period of 2.7 years.

Ritchie Bros.	24

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

19.    Share-based payments (continued)

Share unit plans

Share unit activity for the three months ended March 31, 2021 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2020	542,676	$38.09	134,937	$39.14	$137,514	$32.06
Granted	137,848	56.81	28,560	56.45	4,525	52.08
Vested and settled	(161,248)	31.14	(87,409)	33.14	—	—
Forfeited	(10,750)	48.54	(4,089)	64.32	—	—
Outstanding, March 31, 2021	508,526	$45.14	71,999	$51.87	$142,039	$32.70

The total market value of liability-classified share units vested and released during the quarter ended March 31, 2021 was $nil (December 31, 2020: $nil).

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

Fair values of PSUs are estimated on grant date using the 20-day volume weighted average price of the Company's common shares listed on the New York Stock Exchange.

As at March 31, 2021 the unrecognized share unit expense related to equity-classified PSUs was $15,976,000, which is expected to be recognized over a weighted average period of 2.3 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the 20-day volume weighted average price of the Company's common shares listed on the New York Stock Exchange.

As at March 31, 2021, the unrecognized share unit expense related to equity-classified RSUs was $2,818,000, which is expected to be recognized over a weighted average period of 1.8 years.

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

Fair values of DSUs are estimated on grant date and at each reporting date. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

As at March 31, 2021, the Company had a total share unit liability of $7,900,000 (December 31, 2020: $9,597,000) in respect of share units under the DSU plans.

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

20.    Leases

The Company’s breakdown of lease expense is as follows:

Three months ended March 31,	2021	2020
Operating lease cost	$4,600	$4,501
Finance lease cost
Amortization of leased assets	2,588	2,114
Interest on lease liabilities	221	233
Short-term lease cost	2,661	2,880
Sublease income	(15)	(148)
	$10,055	$9,580

Operating leases

The Company has entered into commercial leases for various auction sites and offices located in North America, Europe, the Middle East, Australia and Asia. The majority of these leases are non-cancellable. The Company also has further operating leases for computer equipment, certain motor vehicles and small office equipment where it is not in the best interest of the Company to purchase these assets.

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

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

Remainder of 2021	$12,478
2022	14,843
2023	12,784
2024	10,769
2025	10,647
Thereafter	107,826
Total future minimum lease payments	$169,347
less: imputed interest	(41,586)
Total operating lease liability	$127,761
less: operating lease liability - current	(11,419)
Total operating lease liability - non-current	$116,342

At March 31, 2021 the weighted average remaining lease term for operating leases is 14.6 years and the weighted average discount rate is 3.9%.

Ritchie Bros.	26

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

As at March 31, 2021, the net carrying amount of computer and yard equipment and other assets under capital leases is $25,222,000 (December 31, 2020: $25,649,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

Assets recorded under finance leases are as follows:

		Accumulated	Net book
As at March 31, 2021	Cost	depreciation	value
Computer equipment	$16,161	$(7,936)	$8,225
Yard and others	29,275	(12,278)	16,997
	$45,436	$(20,214)	$25,222

		Accumulated	Net book
As at December 31, 2020	Cost	depreciation	value
Computer equipment	$16,597	$(8,317)	$8,280
Yard and others	28,234	(10,865)	17,369
	$44,831	$(19,182)	$25,649

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

Remainder of 2021	$7,702
2022	8,545
2023	6,272
2024	3,759
2025	821
Thereafter	24
Total future minimum lease payments	$27,123
less: imputed interest	(1,243)
Total finance lease liability	$25,880
less: finance lease liability - current	(9,256)
Total finance lease liability - non-current	$16,624

At March 31, 2021 the weighted average remaining lease term for finance leases is 3.1 years and the weighted average discount rate is 3.7%.

Ritchie Bros.	27

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

(Unaudited)

21.    Commitments

Commitment for inventory purchase

In December 2017, the Company entered into a two-year non-rolling stock surplus contract with the U.S. Government Defense Logistics Agency (the “DLA”), the term of which has been extended until June 1, 2021 at which point the contract will terminate. Under this contract, the Company has committed to purchase between 150,000 and 245,900 assets with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA. As at March 31, 2021, the Company has purchased $28,355,000 pursuant to the 12-month period of this contract which commenced in April 2020.

On April 1, 2021, the DLA awarded two new contracts to the Company. The new contracts (one for the Eastern portion of the United States and one for the Western portion of the United States) cover both surplus non-rolling and rolling stock. Both contracts commence on June 1, 2021 and have a base term of two years with three one year renewal options. During the first two years of the new contracts, the Company is committed to purchase on a combined basis up to either: (i) 600,000 assets, or (ii) assets with an expected minimum value of up to $77,000,000; whichever is less.

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

At March 31, 2021, there were $56,257,000 of assets guaranteed under contract, of which 83% is expected to be sold prior to June 30, 2021, with the remainder to be sold by December 31, 2021 (December 31, 2020: $22,773,000 of which 23% was expected to be sold prior to the end of March 31, 2021 with the remainder to be sold by December 31, 2021).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

23.    Subsequent Events

On April 30, 2021, the Company entered into a non-binding letter of intent (“LOI”) to purchase approximately 104.5 acres of land in Canada for the purpose of relocating an existing auction site. A purchase agreement has not yet been executed.

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the MD&A. Non-GAAP financial measures referred to in this report are labeled as “non-GAAP measure” or designated as such with an asterisk (*). Please see pages 42-47 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures.

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

1    GTV represents total proceeds from all items sold at our auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	29

We operate globally with locations in more than 12 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 2,600 full time employees worldwide.

Impact of COVID-19 to our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world with new variants of the virus recently emerging. The COVID-19 pandemic has resulted in significant global economic disruption and has materially impacted several countries and regions in which we operate, including the United States, Canada, Europe, the Middle East, Australia and Asia. It has resulted in travel restrictions, economic uncertainty, and business slowdowns or shutdowns in affected areas and has negatively disrupted global manufacturing and workforce participation, including our own.

Our ability during the COVID-19 pandemic to move equipment to and from our auction sites, and across borders, varies regionally with Asia and the Middle East continuing to be negatively impacted as regional governments continue to enforce travel restrictions and quarantine requirements. Despite other regions having various levels of travel restrictions, it has not materially impacted our ability to operate and move equipment.

Our top priority regarding the COVID-19 pandemic remains the health and welfare of our employees, customers, suppliers and others with whom we partner to run our business activities. We are strictly enforcing all local government and jurisdictional safety guidelines, and, in some instances, we are applying additional over-and-above safety measures. In the first quarter of 2020, we implemented our business continuity plans and instructed employees at many of our offices across the globe (including our corporate headquarters) to work from home on a temporary basis and implemented travel restrictions. These work-from-home orders and travel restrictions introduced in March 2020 continue to be enforced in 2021.

Since the beginning of the COVID-19 pandemic, and during the first quarter of 2021, we continue to be able to operate and serve our customers’ equipment and immediate liquidity needs through our platform of auction technology solutions and online auction capabilities. In addition to running our IronPlanet weekly featured online auction, our online Marketplace-E solution and our GovPlanet online auctions, we modified our operations in March 2020 to transition all of our traditional live on site industrial auctions and events to online bidding. Buyers are still able to visit our auction sites in advance of the auctions to conduct inspections and pick up equipment post auction, but we are no longer holding live auction events in our theatres. We are enforcing rigid guidelines for equipment drop off, buyer inspections and post auction pickup of equipment to ensure the highest regard for the safety of our employees and customers. In addition, we have implemented Time Auctioned Lots (TAL) solution for selected events since Q1 2020.

We have taken and actively continue to take steps to be prudent on expenses and other cash outflows since the start of the COVID-19 pandemic, while taking steps to maximize our positive cash flows while still investing for future growth. Our priority is to support our employees, and we are actively monitoring the situation and changing dynamics in each of our respective regions and adjusting our operations as necessary. To this date, layoffs or furlough activities related to the COVID-19 pandemic have been limited in scope. As at the end of the first quarter, we held a solid balance sheet and strong liquidity position. As of March 31, 2021, we have $294.4 million of unrestricted cash and $461.1 million of unused committed capacity under our long term revolving credit facilities. We have also developed comprehensive contingency plans should the COVID-19 pandemic have a prolonged adverse impact on our business impeding our ability to generate revenue.

The extent of the ongoing impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of the pandemic, time of mass vaccine distribution, and any related restrictions placed by respective global governments, as well as supply and demand impacts driven by our consignor and buyer base, all of which are uncertain and cannot be easily predicted. Although at the time of this filing, we continue to operate our auctions in all regions, there is no assurance that our operations could not be impacted in the future.

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

Ritchie Bros.	30

estimate the future impacts on our business operations, results of operations, cash flows, financial performance or our ability to pay dividends.

Service Offerings

We offer our equipment seller and buyer customers multiple distinct, complementary, multi-channel brand solutions that address the range of their needs. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used equipment available to them. For a complete listing of channels and brand solutions available under our Auctions & Marketplace ("A&M") segment, as well as our Other Services segment, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

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

Value-added services

We also provide a wide array of value-added services to make the process of selling and buying equipment convenient for our customers, including repair and refurbishment services, financial services through Ritchie Bros. Financial Services (“RBFS”), logistical services through RB Logistics, end to end asset management and disposition services through RB Asset Solutions, as well as other services such as appraisals, insights, data intelligence and performance benchmarking solutions.

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

Revenue Mix Fluctuations

Our revenue is comprised of service revenue and inventory sales revenue. Service revenue from A&M segment activities include commissions earned at our auctions, online marketplaces, and private brokerage services, and various auction-related fees, including listing and buyer transaction fees. We also recognize revenues from our Other Segment as fees within service revenue. Inventory sales revenue is recognized as part of our A&M activities and relates to revenues earned through our inventory contracts.

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

Ritchie Bros.	31

Performance Overview

Net income attributable to stockholders increased 24% to $28.2 million, compared to $22.8 million in Q1 2020. Diluted earnings per share (“EPS”) attributable to stockholders increased 19% to $0.25 per share in Q1 2021 as compared to $0.21 per share in Q1 2020.

Consolidated results:

●	Total revenue in Q1 2021 increased 21% to $331.6 million as compared to Q1 2020
o	Service revenue in Q1 2021 increased 13% to $206.0 million as compared to Q1 2020
o	Inventory sales revenue in Q1 2021 increased 39% to $125.5 million as compared to Q1 2020
●	Total selling, general and administrative expenses (“SG&A”) in Q1 2021 increased 18% to $116.1 million as compared to Q1 2020
●	Operating income in Q1 2021 increased 31% to $44.5 million as compared to Q1 2020
●	Net income in Q1 2021 increased 23% to $28.1 million as compared to Q1 2020
●	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization* (“EBITDA”) (non-GAAP measure) in Q1 2021 increased 18% to $66.3 million as compared to Q1 2020
●	Cash provided by operating activities was $180.7 million for the first three months of 2021
●	Cash on hand at Q1 2021 was $441.6 million, of which $294.4 million was unrestricted

Auctions & Marketplaces segment results:

●	GTV in Q1 2021 increased 11% to $1.3 billion and increased 8% when excluding the impact of foreign exchange compared to Q1 2020
●	A&M total revenue in Q1 2021 increased 21% to $296.3 million as compared to Q1 2020
o	Service revenue in Q1 2021 increased 10% to $170.8 million as compared to Q1 2020
o	Inventory sales revenue in Q1 2021 increased 39% to $125.5 million as compared to Q1 2020

Other Services segment results:

●	Other Services total revenue in Q1 2021 increased 24% to $35.3 million as compared to Q1 2020
o	RBFS revenue in Q1 2021 increased 27% to $9.2 million as compared to Q1 2020
o	Rouse revenue of $5.6 million was recognized in Q1 2021, which was its first full quarter since its acquisition on December 8, 2020

Other Company developments:

●	On March 11, 2021, the Company announced that it was awarded the support of the U.S. Department of Defense with new surplus term sale contracts as the Company was declared the apparent high bidder for two new East and West contracts, covering the consolidated surplus rolling stock and non- rolling stock assets. These contracts were formally awarded to the Company on April 1, 2021 and commence on June 1, 2021.

Ritchie Bros.	32

Results of Operations

Financial overview

	Three months ended March 31,
			% Change
(in U.S. $000's, except EPS and percentages)	2021	2020	2021 over 2020
Service revenue:
Commissions	$103,975	$93,484	11%
Fees	102,055	89,639	14%
Total service revenue	206,030	183,123	13%
Inventory sales revenue	125,525	90,132	39%
Total revenue	331,555	273,255	21%
Costs of services	36,027	39,355	(8)%
Cost of inventory sold	110,747	81,585	36%
Selling, general and administrative expenses	116,078	98,385	18%
Operating expenses	287,053	239,173	20%
Operating income	44,502	34,082	31%
Operating income as a % of total revenue	13.4%	12.5%	90	bps
Net income attributable to stockholders	28,188	22,809	24%
Adjusted net income attributable to stockholders*	28,188	22,809	24%
Diluted earnings per share attributable to stockholders	$0.25	$0.21	19%
Diluted adjusted EPS attributable to stockholders*	$0.25	$0.21	19%
Effective tax rate	23.0%	19.8%	320	bps

Total GTV	1,274,539	1,147,025	11%
Service GTV	1,149,014	1,056,893	9%
Service revenue as a % of total GTV	16.2%	16.0%	20	bps
Inventory GTV	125,525	90,132	39%

Service revenue as a % of total revenue	62.1%	67.0%	(490)	bps
Inventory sales revenue as a % of total revenue	37.9%	33.0%	490	bps
Cost of inventory sold as a % of operating expenses	38.6%	34.1%	450	bps
Service GTV as a % of total GTV - Mix	90.2%	92.1%	(190)	bps
Inventory sales revenue as a % of total GTV - Mix	9.8%	7.9%	190	bps

Total GTV

Total GTV increased 11% to $1.3 billion and increased 8% when excluding the impact of foreign exchange in Q1 2021. GTV volumes rose partly due to significant auction calendar shifts from the delay in auctions in prior year from the impact of COVID-19 which included (1) Montreal, Canada, (2) Los Angeles, US and (3) Caorso, Italy, which were offset by lower volumes at the Las Vegas, US auction partly impacted by the non-repeat of a large North American trade show occurring at the same time, and the non-repeat of a collector car event. In addition, all regions experienced very strong auction price performance due to high demand for used equipment, in part aided by our digital marketing efforts. In Canada, we saw strong results in the Canadian agricultural market, and in the US we benefited from combining several regional events. We also saw positive year-over-year performance in International as a result of a soft prior quarter in Europe due to the direct impact of COVID-19 and early benefits from the use of new test satellite yards in France, Germany and Australia. These were partially offset by lower volumes realized at the Orlando, US auction due to a dynamic supply environment.

Total revenue

Total revenue increased 21% to $331.6 million in Q1 2021, with inventory sales revenue increasing significantly by 39% mainly as a result of a change in GTV mix, and total service revenue increasing by 13%.

Service Revenue

In Q1 2021, total service revenue increased 13% with fees revenue increasing 14% and commissions revenue increasing 11%. Service revenues comprise of commissions which are earned on Service GTV, and Fees which are earned on total GTV as well as from our other services such as Ancillary Services, RBFS, Rouse, Mascus, RB Logistics and RB Asset Solutions.

In Q1 2021, Service GTV increased 9% to $1.1 billion with increases across all regions, most notably in Canada and International. The increase in Canada Service GTV was primarily due to the shifting of the Montreal auction and strong year-over-year performance

Ritchie Bros.	33

at our Canadian agricultural auctions driven by an increase in the number of auctions held. In International, Service GTV grew as a result of the addition of an auction event in the Netherlands which included GTV sold from a satellite yard in Germany, the shifting of the Caorso auction and a new auction held in France where new test satellite yards created some positive momentum. In US, Service GTV increased driven by strong price performance and increased volumes as a result of the combination of several regional auction events, the shifting of the Los Angeles auction, and higher volumes at the Fort Worth, US auction. This increase was primarily offset by a lower performance at the Orlando auction, lower volumes at our Las Vegas auction and the non-repeat of a collector car event.

In Q1 2021, fees revenue increased 14%, primarily due to the increase in total GTV of 11%. The remaining increase in fees revenue was due to the growth in our services in the Other Segment as a result of the acquisition of Rouse on December 8, 2020, an increase in fees from higher funded volumes in RBFS, and higher online listing fees. The increase in fees was partially offset by the type of asset mix in the US with fewer sales of collector cars, small value lots, and titled lots.

In Q1 2021, commissions revenue increased 11%, largely driven by the increase in Service GTV of 9%. The remaining increase in commission revenue was driven by improved rates and strong performances on guarantee commission contracts across all regions, but most notably in the US, and in particular in the construction and transportation sectors. We also saw improved rates in the straight commission contracts within the GovPlanet business and higher straight commission revenue earned on low value assets sold in Canada. These increases were partially offset by softer straight commission rate performance from a higher proportion of GTV sourced from US strategic accounts.

Inventory Sales Revenue

Inventory sales revenue as a percentage of total GTV increased in Q1 2021 to 9.8% from 7.9% in Q1 2020.

In Q1 2021, inventory sales revenue increased 39%, predominantly in International and the US. Some of this positive year-over-year performance is a result of a soft prior quarter in Europe due to the direct impact of COVID-19. In Europe, there was a significant increase in the volume of inventory contracts as a result of improved economic conditions and climate which has increased our ability to move equipment across borders, attract more customers, and hold several new auctions in the period compared to Q1 2020. International inventory sales revenue also grew in Australia from a large private treaty deal and higher overall activity. In the US, the inventory sales revenue increase was mainly driven by a higher volume of inventory packages in the construction sector at our Fort Worth, Texas auction and positive year-over-year improvement in both inventory volume and the rate performance selling through our GovPlanet business.

Foreign currency fluctuation also had a favourable impact on our revenue primarily due to the appreciation of the Euro, Canadian dollar and the Australian dollar relative to the U.S. dollar.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which includes inventory and guarantee contracts remained flat at 15% in Q1 2021 compared to Q1 2020.

Operating Income

For Q1 2021, operating income increased 31% or $10.4 million to $44.5 million, primarily related to a 21% increase in revenue and a strong flow through to operating income combined with a 20% increase in total operating expenses. Operating expenses included severance costs relating to the ongoing operations of the business, as well as acquisition related costs incurred for the acquisition of Rouse.

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

For Q1 2021, income tax expense increased by 49% to $8.4 million and our effective tax rate increased 320 bps to 23.0% as compared to Q1 2020. The increase in the effective tax rate for Q1 2021 was primarily due to a higher estimate of non-deductible expenses, an increased proportion of income taxed in jurisdictions with higher tax rates, and write off of a deferred tax asset upon departure of a previous unitholder of Rouse who became an employee of the Company after acquisition. The higher estimate of non-deductible expenses are primarily due to final regulations published on April 8, 2020 by the United States Department of Treasury and the

Ritchie Bros.	34

Internal Revenue Service (“IRS”) that clarified income tax benefits related to hybrid financing arrangements would not be deductible (“Hybrid Interest”). Partially offsetting these increases was a higher tax deduction for PSU and RSU share unit expenses, which were settled in the quarter, that exceeded the related compensation expense.

Net income

In Q1 2021, net income attributable to stockholders increased 24% to $28.2 million, primarily related to higher operating income, offset partly by the non-repeat of $1.7 million contingent consideration received related to the disposition of an equity investment in Q1 2020. Net income was also partially offset by the increase in the effective tax rate as discussed above.

Diluted EPS

Diluted EPS attributable to stockholders increased 19% to $0.25 per share for Q1 2021 from $0.21 per share in Q1 2020.

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
			2021 over
Value of one local currency to U.S dollar	2021	2020	2020
Period-end exchange rate
Canadian dollar	0.7961	0.7097	12%
Euro	1.1726	1.1025	6%
Australian dollar	0.7595	0.6118	24%

Average exchange rate -Three months ended March 31,
Canadian dollar	0.7896	0.7453	6%
Euro	1.2059	1.1031	9%
Australian dollar	0.7728	0.6575	18%

For Q1 2021, foreign exchange had a favourable impact on total revenue and an unfavourable impact on expenses. These impacts were primarily due to the fluctuations in the Australian dollar, Canadian dollar, and the Euro exchange rates relative to the U.S. dollar.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of an equity accounted for investment, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. There were no adjusting items in Q1 2021 or Q1 2020.

Adjusted net income attributed to stockholders (non-GAAP measure) increased 24% to $28.2 million in Q1 2021 from $22.8 million in Q1 2020.

Diluted Adjusted EPS attributable to stockholders (non-GAAP measure) increased 19% to $0.25 per share in Q1 2021 from $0.21 per share in Q1 2020.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (non-GAAP measure) increased 18% to $66.3 million in Q1 2021 from $56.1 million in Q1 2020.

Debt at the end of Q1 2021, represented 3.8 times net income as at and for the 12 months ended March 31, 2021. This compares to debt at Q1 2020, which represented 4.3 times net income as at and for the 12 months ended March 31, 2020. The decrease in this debt/net income multiplier was primarily due to higher operating income driving higher net income as at March 31, 2021 compared to March 31, 2020. The adjusted net debt/adjusted EBITDA (non-GAAP measure) was 1.0 times as at and for the 12 months ended March 31, 2021 compared to 1.3 times as at and for the 12 months ended March 31, 2020.

Ritchie Bros.	35

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other Services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our Other Services segment, is available in our Annual Report on Form 10-K for the year ended December 31, 2020.

	Three months ended March 31, 2021
(in U.S $000's)	A&M	Other	Consolidated
Service revenue	$170,755	$35,275	$206,030
Inventory sales revenue	125,525	—	125,525
Total revenue	296,280	35,275	331,555
Ancillary and logistical service expenses	—	12,269	12,269
Other costs of services	21,590	2,168	23,758
Cost of inventory sold	110,747	—	110,747
SG&A expenses	104,345	11,733	116,078
Segment profit	59,598	9,105	68,703

	Three months ended March 31, 2020
(in U.S $000's)	A&M	Other	Consolidated
Service revenue	$154,743	$28,380	$183,123
Inventory sales revenue	90,132	—	90,132
Total revenue	244,875	28,380	273,255
Ancillary and logistical service expenses	—	12,758	12,758
Other costs of services	25,095	1,502	26,597
Cost of inventory sold	81,585	—	81,585
SG&A expenses	91,585	6,800	98,385
Segment profit	46,610	7,320	53,930

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended March 31,
			% Change
			2021 over
(in U.S. $000's, except percentages)	2021	2020	2020
Service revenue	$170,755	$154,743	10%
Inventory sales revenue	125,525	90,132	39%
Total revenue	296,280	244,875	21%
A&M service revenue as a % of total A&M revenue	57.6%	63.2%	(560)	bps
Inventory sales revenue as a % of total A&M revenue	42.4%	36.8%	560	bps
Costs of services	21,590	25,095	(14)%
Cost of inventory sold	110,747	81,585	36%
SG&A expenses	104,345	91,585	14%
A&M segment expenses	$236,682	$198,265	19%
Cost of inventory sold as a % of A&M expenses	46.8%	41.1%	570	bps
A&M segment profit	$59,598	$46,610	28%
Total GTV	1,274,539	1,147,025	11%
A&M service revenue as a % of total GTV- Rate	13.4%	13.5%	(10)	bps

Gross Transaction Value

In response to the COVID-19 pandemic, in March 2020, we transitioned all our traditional live on site auctions to online bidding utilizing our existing online bidding technology and simultaneously ceased all public attendance at our live auction theaters. Our core online auction channels (IronPlanet.com, GovPlanet.com, Marketplace-E) continued to operate as usual.

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

Ritchie Bros.	36

We believe it is meaningful to consider revenue in relation to GTV. Total GTV and Service GTV by geographical regions, as well as GTV by sector, are presented below for the comparative reporting period.

GTV by Geography

	Three months ended March 31,
			% Change
(in U.S. $000's)	2021	2020	2021 over 2020
Total GTV by Geography
United States	881,653	862,442	2%
Canada	210,611	149,311	41%
International	182,275	135,272	35%
Total GTV	1,274,539	1,147,025	11%

Service GTV by Geography
United States	815,316	805,494	1%
Canada	200,896	141,116	42%
International	132,802	110,283	20%
Total Service GTV[1]	1,149,014	1,056,893	9%

[1] Service GTV is calculated as total GTV less inventory sales revenue

GTV by Sector

The following pie charts illustrate the breakdown of total GTV by sector for Q1 2021 compared to Q1 2020.

The construction sector includes heavy equipment such as trucks, excavators, cranes and dozers. Transportation sector includes vehicles, buses, trailers and trucks that are used for transport. The other sector primarily includes equipment sold in the agricultural, forestry and energy industries.

In Q1 2021, there was no significant change in the GTV by sector compared to Q1 2020.

Ritchie Bros.	37

Total auction metrics

We review a number of metrics including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Number of auction sales days. We define auction sales days as the number of auction days per auction event. Each day an auction is held is an auction sales day. An auction can have multiple auction sales days.

Bids per lot sold. Each bid is completed electronically through our real-time online bidding system. A lot is defined as a single asset to be sold, or a group of assets bundled for sale as one unit. This metric calculates the total number of bids received for a lot divided by the total number of lots sold.

Total lots sold. We define a lot as a single asset to be sold, or a group of assets bundled for sale as one unit. Low value assets are sometimes bundled into a single lot, collectively referred to as “small value lots”.

	Three months ended March 31,
			% Change
	2021	2020	2021 over 2020
Number of auction sales days	93	87	7%
Bids per lot sold	27	19	42%
Total lots sold	116,259	100,805	15%

In Q1 2021, we held six additional auction sales days compared to Q1 2020 which contributed to the increase in total GTV and revenue. The total number of bids per lot sold increased 42% to 27 representing an increase in bidding participations and demand from buyers which also contributed to strong pricing realization in the quarter, particularly in the US. The total lots sold also increased 15% to 116,259 mainly in Canada driven by an increase in the number of agricultural auctions held.

Online bidding

Across all channels, 100% of total GTV was purchased by online buyers in Q1 2021 compared to 75% in Q1 2020. The increase in internet bidders and online buyers is a direct impact of the COVID-19 pandemic as we pivoted to 100% online bidding at our traditional live on site auctions where onsite attendance was not permitted.

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

Our Sales Force Productivity for the trailing 12-month period ended March 31, 2021 was $13.5 million per Revenue Producer compared to $12.1 million per Revenue Producer for the trailing 12-month period ended March 31, 2020.

Ritchie Bros.	38

A&M revenue

Total A&M revenue increased 21% to $296.3 million in Q1 2021.

A&M revenue by geographical region are presented below:

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020
A&M Revenue by Geography
United States
Service revenue	122,911	120,339	2%
Inventory sales revenue	66,337	56,948	16%
A&M revenue- United States	189,248	177,287	7%
Canada
Service revenue	28,037	18,560	51%
Inventory sales revenue	9,715	8,195	19%
A&M revenue- Canada	37,752	26,755	41%
International
Service revenue	19,807	15,844	25%
Inventory sales revenue	49,473	24,989	98%
A&M revenue- International	69,280	40,833	70%
Total
Service revenue	170,755	154,743	10%
Inventory sales revenue	125,525	90,132	39%
A&M total revenue	296,280	244,875	21%

United States

In Q1 2021, service revenue increased 2% primarily due to the 1% increase in Service GTV. This increase was mainly driven by higher commissions from strong pricing on guarantee contracts as well as improved rates on straight commission contracts in the GovPlanet business, and higher online listing fees. These were partially offset by softer straight commission rate performance from a higher proportion of GTV sourced from US strategic accounts, lower fees from the non-repeating collector car event, lower fees driven by a lower proportion of small value lots, and lower document and search fees as a result of decline in the total number of titled lots sold.

In Q1 2021, inventory sales revenue increased 16% resulting from a higher volume of inventory contracts at our Fort Worth auction and a higher volume of inventory with improved rate performance selling through our GovPlanet business.

Canada

In Q1 2021, service revenue increased 51% primarily due to the 42% increase in Service GTV. The increase in service revenue was also due to higher straight commission revenue earned on the sale of low value assets, and the re-instatement of fees waived in Q1 2020 at the Canadian on-the-farm auctions as part of our COVID-19 pandemic response.

Inventory sales revenue also increased 19% primarily due to two large new deals in the construction sector with strong rate performances and the shifting of our Montreal auction back into Q1 2021 which had significant inventory contracts.

International

In Q1 2021, service revenue increased 25% primarily due to the 20% increase in Service GTV. Some of this positive year-over-year performance is a result of a soft prior quarter in Europe due to the direct impact of COVID-19. The increase in service revenue was also due to higher fees driven by the increase in total GTV volume by 35% and improved rate performance on a relatively higher volume of guarantee commission contracts.

Inventory sales revenue increased 98% driven by very strong performance at our auctions across various countries in Europe driving higher volumes of inventory contracts. The increase was further driven by the addition of new auctions and a large private treaty deal in Australia. International also benefited significantly from improved economic conditions and the lift of border restrictions (which were imposed as a result of COVID-19) enabling us to move equipment more easily between countries and grow our business.

Ritchie Bros.	39

Costs of services

A&M costs of services decreased 14% to $21.6 million in Q1 2021 compared to Q1 2020. This decrease was primarily driven by cost reductions in travel, advertising and promotion expenses as a result of our response to the COVID-19 pandemic. Our response included transitioning our traditional live on site auctions online and implementing travel restrictions. We also saw cost reductions in building, facilities and technology expenses as a result of the non-repeat of site preparation costs relating to a collector car event in Q1 2020.

Cost of inventory sold

A&M cost of inventory sold increased 36% to $110.7 million in Q1 2021 compared to Q1 2020 primarily in line with higher activity in inventory sales revenue. Cost of inventory sold increased at a lower rate than the increase in inventory sales revenue, indicating an increase in the revenue rates. The improved inventory revenue rates were primarily a result of strong auction price realization across all regions.

SG&A expenses

A&M SG&A expenses increased 14% to $104.3 million in Q1 2021 compared to Q1 2020. The increase was primarily due to higher short-term and long-term incentive costs driven by strong performance, higher wages, salaries and benefits expenses due to higher headcount to support our growth initiatives, and higher severance costs. These increases were partially offset by lower travel, advertising, and promotion costs as we implemented travel restrictions.

Other Services Segment

Results of Other Services segment operations are presented below for the comparative reporting periods.

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020
Service revenue	$35,275	$28,380	24%
Ancillary and logistical service expenses	12,269	12,758	(4)%
Other costs of services	2,168	1,502	44%
SG&A expenses	11,733	6,800	73%
Other services profit	$9,105	$7,320	24%

In Q1 2021, Other Services revenue increased 24% to $35.3 million primarily due to the increase in revenue from Rouse of $5.6 million, and RBFS of $1.9 million, offset by lower ancillary revenue of $1.6 million mainly due to lower fees earned on redeployment of assets in the US.

Rouse was acquired on December 8, 2020 and this is the first full quarter of revenue recognized since acquisition.

RBFS revenue increased 27% in Q1 2021, driven by an increase in funded volume and improved rate on fees earned from facilitating financing arrangements. In Q1 2021, our funded volume, which represents the amount of lending brokered by RBFS, increased 26% to $147.2 million due to a larger sales team driving an increase in the number of credit applications compared to Q1 2020. RBFS also benefited from a favourable impact due to exchange rates.

In Q1 2021, Other Services profit increased 24% to $9.1 million driven by our Rouse, RBFS, and Mascus operations.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities, which we renewed on August 14, 2020.

In Q1 2021, our operational liquidity was not materially impacted by the COVID-19 pandemic. Today we believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. With future uncertainty due to COVID-19, we will continue to evaluate the nature and extent of any impacts to our liquidity as events unfold. Our future growth strategies continue to include but are not limited to the development of our A&M, RBFS, Rouse, and Mascus operating segments, as well as other growth opportunities including mergers and acquisitions.

Ritchie Bros.	40

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

Cash flows

	Three months ended March 31,
			% Change
			2021 over
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020
Cash provided by (used in):
Operating activities	$180,687	$4,132	4,273%
Investing activities	(10,035)	(7,274)	38%
Financing activities	(33,145)	(48,361)	(31)%
Effect of changes in foreign currency rates	(2,782)	(12,828)	(78)%
Net increase in cash, cash equivalents, and restricted cash	$134,725	$(64,331)	(309)%

Net cash provided by operating activities increased $176.6 million in the first three months of 2021. This increase was primarily due to a net positive impact in our operating assets and liabilities and an increase in our net income over the comparative period. We saw net positive cash flows from changes in our operating assets and liabilities primarily driven by the timing, size, and number of auctions over the comparative period. A large percentage of our GTV was sold in the last 10 days of Q1 2021, whereas Q1 2020 was negatively impacted by the delay of the Los Angeles and Montreal auctions due to COVID-19. Changes in inventory levels also generated net positive cash flows with increased turnover and fewer purchases of inventory over the comparative period. These cash inflows were partially offset by a net negative movement in our payables related to larger bonus and income tax payments over the comparative period.

Net cash used in investing activities increased $2.8 million in the first three months of 2021. This increase was primarily due to more cash inflows from equity investments during the comparative period, including $4.2 million of proceeds on the distribution of equity investments and $1.7 million of proceeds on contingent consideration from equity investments in Q1 2020. The comparative period cash inflows were partially offset the issuance of $3.0 million of loans receivable under our non-recourse financing lending arrangements in Q1 2020. There were no similar transactions in Q1 2021.

Net cash used in financing activities decreased $15.2 million in the first three months of 2021. The primary driver of the change was that we did not do any share repurchases in Q1 2021, whereas we spent $53.2 million in the prior year. Partially offsetting this change was a decrease in draws on our short-term debt of $32.0 million and an increase of $4.6 million in withholding tax payments on the issuance of shares.

Dividend information

We declared and paid a regular cash dividend of $0.20 per common share for the quarter ended March 31, 2020. We declared a dividend of $0.22 per common share for the quarter ended June 30, 2020, September 30, 2020, and December 31, 2020. We have declared, but not yet paid, a dividend of $0.22 per common share for the quarter ended March 31, 2021. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	41

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 110 bps to 11.3% for the 12-month period ending March 31, 2021 from 10.2% for the 12-month period ending March 31, 2020. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period. Return on invested capital (“ROIC”) (non-GAAP measure) increased 220 bps to 12.2% during the 12 months ended March 31, 2021 compared to 10.0% for the 12 months period ending March 31, 2020.

Credit facilities

On August 14, 2020, we entered into the amended and extended Credit Agreement. The Credit Agreement matures on October 27, 2023 and provides credit facilities totaling US$630.0 million with a syndicate of lenders comprising:

(1)	Multicurrency revolving facilities of up to US$530 Million (the “Revolving Facilities”), and,
(2)	A delayed-draw term loan facility of up to US$100 Million (the “Delayed-Draw Facility” and together with the Revolving Facilities, the “Facilities”).

Credit facilities at March 31, 2021 and December 31, 2020 were as follows:

(in U.S. $000's, except percentages)	March 31, 2021	December 31, 2020	% Change
Committed
Term loan facility	$97,279	$98,420	(1)%
Revolving credit facilities	540,000	540,000	—%
Total credit facilities	$637,279	$638,420	(0)%
Unused
Revolving credit facilities	461,115	455,124	1%
Total credit facilities unused	$461,115	$455,124	1%

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2021. Our debt covenants did not change as a result of amending our Credit Agreement.

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

Share repurchase program

On May 8, 2019, our Board of Directors authorized a share repurchase program for the repurchase of up to $100 million worth of our common shares, approved by the Toronto Stock Exchange, over a total period of 12 months. In Q1, 2020, we repurchased 1,525,312 common shares for $53,170,000 as part of this program until it ended on May 8, 2020.

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million worth of our common shares, approved by the Toronto Stock Exchange, over a period of 12 months, ending August 23, 2021. No share repurchases were made during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Ritchie Bros.	42

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience which takes into consideration the impact of COVID-19 pandemic related circumstances. As of March 31, 2021, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Effective January 1, 2020, we adopted Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in March 2020, the FASB issued an update to the standard. The standard provides relief for companies preparing for the discontinuation of reference rates such as LIBOR. This guidance is effective March 12, 2020 through to December 31, 2022. The adoption of the ASU and the recent updates have not and are not expected to have a material impact on our consolidated financial statements.

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

The following table reconciles adjusted operating income* to operating income, which is the most directly comparable GAAP measure in our consolidated income statements.

There were no adjusting items in Q1 2021 or in the comparative prior period.

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020
Operating income	$44,502	$34,082	31%
Adjusted operating income*	$44,502	$34,082	31%
(1)	Please refer to page 47 for a summary of adjusting items during the three months ended March 31, 2021 and March 31, 2020.
(2)	Adjusted operating income* represents operating income excluding the effects of adjusting items.

Ritchie Bros.	43

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

	Three months ended March 31,
			% Change
(in U.S. $000's, except share and
per share data, and percentages)	2021	2020	2021 over 2020
Net income attributable to stockholders	$28,188	$22,809	24%
Adjusted net income attributable to stockholders*	$28,188	$22,809	24%
Weighted average number of dilutive shares outstanding	111,267,392	110,482,837	1%

Diluted earnings per share attributable to stockholders	$0.25	$0.21	19%
Diluted adjusted EPS attributable to Stockholders*	$0.25	$0.21	19%
(1)	Please refer to page 47 for a summary of adjusting items during the three months ended March 31, 2021 and March 31, 2020.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Adjusted EBITDA*

We believe adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* to net income, which is the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Three months ended March 31,
			% Change
			2021 over
(in U.S. $000's, except percentages)	2021	2020	2020
Net income	$28,139	$22,829	23%
Add: depreciation and amortization expenses	21,070	19,293	9%
Add: interest expense	8,946	9,182	(3)%
Less: interest income	(303)	(873)	(65)%
Add: income tax expense	8,419	5,648	49%
Adjusted EBITDA*	$66,271	$56,079	18%
(1)	Please refer to page 47 for a summary of adjusting items during the three months ended March 31, 2021 and March 31, 2020.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.

Ritchie Bros.	44

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

	As at and for the 12 months ended March 31,
					% Change
(in U.S. $millions, except percentages)	2021		2020		2021 over 2020
Short-term debt	$25.9		$33.1		(22)%
Long-term debt	636.7		630.5		1%
Debt	662.6		663.6		(0)%
Less: Cash and cash equivalents	(294.4)		(290.1)		1%
Adjusted net debt*	368.2		373.5		(1)%
Net income	$175.7		$153.8		14%
Add: depreciation and amortization expenses	76.7		72.7		6%
Add: interest expense	35.3		39.6		(11)%
Less: interest income	(1.8)		(3.8)		(53)%
Add: income tax expense	68.3		40.6		68%
Pre-tax adjusting items:
Share-based payment expense recovery	—		(4.1)		(100)%
Acquisition-related costs	5.2		—		100%
Severance	4.3		—		100%
Adjusted EBITDA*	$363.7		$298.8		22%
Debt/net income	3.8	x	4.3	x	(12)%
Adjusted net debt*/adjusted EBITDA*	1.0	x	1.3	x	(23)%
(1)	Please refer to page 47 for a summary of adjusting items during the trailing 12-months ended March 31, 2021 and March 31, 2020.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt*/adjusted EBITDA* is calculated by dividing adjusted net debt* by adjusted EBITDA*.

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

The following table reconciles OFCF* to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	12 months ended March 31,
			% Change
(in U.S. $ millions, except percentages)	2021	2020	2021 over 2020
Cash provided by operating activities	$436.6	$265.0	65%
Property, plant and equipment additions	12.3	14.3	(14)%
Intangible asset additions	30.4	29.0	5%
Proceeds on disposition of property plant and equipment	(16.1)	(6.0)	168%
Net capital spending	$26.6	$37.3	(29)%
OFCF*	$410.0	$227.7	80%
(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	45

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

The following table reconciles adjusted net income attributable to stockholders* and adjusted dividend payout ratio* to net income attributable to stockholders, and dividend payout ratio, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	12 months ended March 31,
			% Change
(in U.S. $millions, except percentages)	2021	2020	2021 over 2020
Dividends paid to stockholders	$94.0	$84.9	11%
Net income attributable to stockholders	$175.5	$153.7	14%
Pre-tax adjusting items:
Share-based payment expense recovery	—	(4.1)	(100)%
Acquisition-related costs	5.2	—	100%
Severance	4.3	—	100%
Current income tax effect of adjusting items:
Acquisition-related costs	(1.3)	—	(100)%
Severance	(1.1)	—	(100)%
Deferred income tax effect of adjusting items:
Share-based payment expense recovery	—	0.7	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	2.3	—	100%
Deferred tax adjusting item:
Change in uncertain tax provisions	5.5	—	100%
Adjusted net income attributable to stockholders*	$190.4	$150.3	27%
Dividend payout ratio	53.6%	55.2%	(160)	bps
Adjusted dividend payout ratio*	49.4%	56.5%	(710)	bps
(1)	Please refer to page 47 for a summary of adjusting items during the trailing 12-months ended March 31, 2021 and March 31, 2020.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Adjusted dividend payout ratio* is calculated by dividing dividends paid to stockholders by adjusted net income attributable to stockholders*.

Ritchie Bros.	46

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

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended March 31,

			% Change
(in U.S. $millions, except percentages)	2021	2020	2021 over 2020
Net income attributable to stockholders	$175.5	$153.7	14%
Pre-tax adjusting items:
Share-based payment expense recovery	—	(4.1)	(100)%
Acquisition-related costs	5.2	—	100%
Severance	4.3	—	100%
Current income tax effect of adjusting items:
Acquisition-related costs	(1.3)	—	(100)%
Severance	(1.1)	—	(100)%
Deferred income tax effect of adjusting items:
Share-based payment expense recovery	—	0.7	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	2.3	—	100%
Deferred tax adjusting item:
Change in uncertain tax provisions	5.5	—	100%
Adjusted net income attributable to stockholders*	$190.4	$150.3	27%
Opening long-term debt	$630.5	$703.3	(10)%
Ending long-term debt	636.7	630.5	1%
Average long-term debt	633.6	666.9	(5)%
Opening stockholders' equity	$839.8	$828.1	1%
Ending stockholders' equity	1,005.5	839.8	20%
Average stockholders' equity	922.7	834.0	11%
Average invested capital	$1,556.3	$1,500.9	4%

Return on average invested capital	11.3%	10.2%	110	bps
ROIC*	12.2%	10.0%	220	bps
(1)	Please refer to page 47 for a summary of adjusting items during the trailing 12-months ended March 31, 2021 and March 31, 2020.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as adjusted net income attributable to stockholders* divided by average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	47

Adjusting items during the trailing 12-months ended March 31, 2021 were:

Recognized in the first quarter of 2021

●	There were no adjustment items recognized in the first quarter of 2021.

Recognized in the fourth quarter of 2020

●	$5.2 million ($3.9 million after tax, or $0.04 per diluted share) of acquisition-related costs related to the acquisition of Rouse.
●	$1.5 million ($0.01 per diluted share) of current income tax expense recognized related to an unfavourable adjustment to reflect final regulations published in Q2 2020 regarding hybrid financing arrangements.

Recognized in the third quarter of 2020

●	$4.3 million ($3.2 million after tax, or $0.03 per diluted share) of severance costs related to the realignment of leadership to support the new global operations organization, in line with strategic growth priorities led by the new CEO.

Recognized in the second quarter of 2020

●	$6.2 million ($0.06 per diluted share) in current and deferred income tax expense related to an unfavourable adjustment to reflect final regulations published regarding hybrid financing arrangements.

Adjusting items during the trailing 12-months ended March 31, 2020 were:

Recognized in the first quarter of 2020

●	There were no adjustment items recognized in the first quarter of 2020.

Recognized in the fourth quarter of 2019

●	$4.1 million ($3.4 million after tax, or $0.03 per diluted share) in share-based payment expense recovery related to the departure of our former CEO.

Recognized in the third quarter of 2019

●	There were no adjustment items recognized in the third quarter of 2019.

Recognized in the second quarter of 2019

●	There were no adjustment items recognized in the second quarter of 2019.

Ritchie Bros.	48

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2021 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at March 31, 2021. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as at March 31, 2021, as a result of the material weaknesses described in Item 9A of the Form 10-K filed with the SEC on February 18, 2021 not having been remediated by the first quarter of 2021, the disclosure controls are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company completed the acquisition of Rouse on December 8, 2020 and Rouse’s total assets and revenues constituted 10.0% and 1.7%, respectively, of the Company’s total assets and revenues as shown in its consolidated financial statements as of and for the three month period ended March 31, 2021. As the acquisition occurred in the fourth quarter of 2020, the Company excluded Rouse from the scope of its assessment over the effectiveness of its internal control over financial reporting. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from its scope in the year of acquisition, if specified conditions are satisfied.

Remediation Plan and Status of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ending December 31, 2020, the Company identified a material weakness over the review of the recording of manual journal entries in one of its geographies; specifically, controls were not operating effectively to ensure that journal entries were prepared with appropriate supporting documentation. Additionally, the Company identified a material weakness over the completeness and accuracy of key reports used in the performance of controls to address the occurrence and measurement of revenue.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is committed to maintaining a strong internal control environment. In order to address the material weaknesses in internal control over financial reporting noted above, management with oversight and direction from the Audit Committee and the Board of Directors, is developing a remediation plan. We have taken the following remediation steps:

-	created a working group tasked with performing a comprehensive root-cause analysis of the control deficiencies contributing to the material weaknesses to determine corrective actions;
-	implemented additional monitoring controls over the controls impacted; and

Ritchie Bros.	49

-	identified a third-party advisor to assist with the remediation plan and continuous control improvement initiatives. We expect to execute a signed engagement with this advisor in May 2021.

As we continue to develop and implement our remediation plan, additional remediation steps will be identified and adopted. We have also performed additional post-closing procedures and financial statement analysis whilst our disclosure controls and procedures are not effective.

We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting, as discussed above.

Ritchie Bros.	50

PART II – OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:     RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, before purchasing our common shares. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.

There were no material changes in risk factors during the three months ended March 31, 2021.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million worth of our common shares, approved by the Toronto Stock Exchange, over a period of 12 months, ending August 23, 2021. No share repurchases were made during the three months ended March 31, 2021.

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

Ritchie Bros.	52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: May 10, 2021	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: May 10, 2021	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	53