Form 10-Q
period 2021-06-30
RITCHIE BROS AUCTIONEERS INC
filed 2021-08-05
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 110,371,456 common shares, without par value, outstanding as of August 4, 2021.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended June 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$252,748	$234,139	$458,778	$417,262
Inventory sales revenue	143,613	154,911	269,138	245,043
Total revenue	396,361	389,050	727,916	662,305

Operating expenses:
Costs of services	39,042	39,448	75,069	78,803
Cost of inventory sold	131,023	143,134	241,770	224,719
Selling, general and administrative expenses	111,819	100,632	227,897	199,017
Acquisition-related costs	3,049	—	5,971	—
Depreciation and amortization expenses	21,935	17,857	43,005	37,150
Gain on disposition of property, plant and equipment	(175)	(1,213)	(243)	(1,260)
Foreign exchange loss	151	392	428	994
Total operating expenses	306,844	300,250	593,897	539,423
Operating income	89,517	88,800	134,019	122,882

Interest expense	(8,867)	(8,882)	(17,813)	(18,064)
Other income, net	1,196	857	2,198	4,434
Income before income taxes	81,846	80,775	118,404	109,252

Income tax expense	21,065	27,656	29,484	33,304
Net income	$60,781	$53,119	$88,920	$75,948

Net income attributable to:
Stockholders	$60,749	$53,043	$88,937	$75,851
Non-controlling interests	32	76	(17)	97
Net income	$60,781	$53,119	$88,920	$75,948

Earnings per share attributable to stockholders:
Basic	$0.55	$0.49	$0.81	$0.70
Diluted	$0.55	$0.49	$0.80	$0.69

Weighted average number of shares outstanding:
Basic	110,311,615	108,387,490	110,144,229	108,818,903
Diluted	111,334,184	109,323,343	111,302,711	109,903,808

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$60,781	$53,119	$88,920	$75,948
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	1,468	10,764	(8,892)	(5,105)
Total comprehensive income	$62,249	$63,883	$80,028	$70,843

Total comprehensive income (loss) attributable to:
Stockholders	$62,215	$63,795	$80,059	$70,743
Non-controlling interests	34	88	(31)	100
	$62,249	$63,883	$80,028	$70,843

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets

Cash and cash equivalents	$301,757	$278,766
Restricted cash	140,966	28,129
Trade and other receivables	271,980	135,001
Less: allowance for credit losses	(5,348)	(5,467)
Inventory	85,930	86,278
Other current assets	27,776	27,274
Income taxes receivable	10,524	6,797
Total current assets	833,585	556,778

Property, plant and equipment	482,732	492,127
Other non-current assets	146,890	147,608
Intangible assets	292,444	300,948
Goodwill	838,798	840,610
Deferred tax assets	12,534	13,458
Total assets	$2,606,983	$2,351,529

Liabilities and Equity

Auction proceeds payable	$445,090	$214,254
Trade and other payables	221,738	243,786
Income taxes payable	4,240	17,032
Short-term debt	35,213	29,145
Current portion of long-term debt	10,657	10,360
Total current liabilities	716,938	514,577

Long-term debt	625,832	626,288
Other non-current liabilities	156,636	153,000
Deferred tax liabilities	46,150	45,265
Total liabilities	1,545,556	1,339,130

Commitments and Contingencies (Note 21 and Note 22 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 110,366,808 (December 31, 2020: 109,876,428)	215,666	200,451
Additional paid-in capital	51,800	49,171
Retained earnings	832,037	791,918
Accumulated other comprehensive loss	(43,173)	(34,295)
Stockholders' equity	1,056,330	1,007,245
Non-controlling interest	5,097	5,154
Total stockholders' equity	1,061,427	1,012,399
Total liabilities and equity	$2,606,983	$2,351,529

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Three months ended June 30, 2021	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, March 31, 2021	110,253,056	$210,765	$43,612	$795,781	$(44,639)	$5,089	$1,010,608
Net income	—	—	—	60,749	—	32	60,781
Other comprehensive loss	—	—	—	—	1,466	2	1,468
	—	—	—	60,749	1,466	34	62,249
Stock option exercises	113,290	4,889	(910)	—	—	—	3,979
Issuance of common stock related to vesting of share units	462	12	(30)	—	—	—	(18)
Share-based continuing employment costs related to business combination	—	—	2,678	—	—	—	2,678
Stock option compensation expense	—	—	1,909	—	—	—	1,909
Equity-classified share units expense	—	—	4,404	—	—	—	4,404
Equity-classified share units dividend equivalents	—	—	137	(137)	—	—	—
Cash dividends paid	—	—	—	(24,356)	—	(26)	(24,382)
Balance, June 30, 2021	110,366,808	$215,666	$51,800	$832,037	$(43,173)	$5,097	$1,061,427

Three months ended June 30, 2020

Balance, March 31, 2020	108,198,739	$153,801	$46,147	$714,816	$(74,959)	$5,166	$844,971
Net income	—	—	—	53,043	—	76	53,119
Other comprehensive loss	—	—	—	—	10,752	12	10,764
	—	—	—	53,043	10,752	88	63,883
Stock option exercises	431,831	15,457	(3,086)	—	—	—	12,371
Issuance of common stock related to vesting of share units	(33)	(3)	(7)	—	—	—	(10)
Stock option compensation expense	—	—	1,543	—	—	—	1,543
Equity-classified share units expense	—	—	3,231	—	—	—	3,231
Equity-classified share units dividend equivalents	—	—	130	(130)	—	—	—
Cash dividends paid	—	—	—	(21,681)	—	—	(21,681)
Balance, June 30, 2020	108,630,537	$169,255	$47,958	$746,048	$(64,207)	$5,254	$904,308

Ritchie Bros.	4

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Six months ended June 30, 2021	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, December 31, 2020	109,876,428	$200,451	$49,171	$791,918	$(34,295)	$5,154	$1,012,399
Net income	—	—	—	88,937	—	(17)	88,920
Other comprehensive income (loss)	—	—	—	—	(8,878)	(14)	(8,892)
	—	—	—	88,937	(8,878)	(31)	80,028
Stock option exercises	311,153	13,157	(2,458)	—	—	—	10,699
Issuance (forfeiture) of common stock related to vesting of share units	234,737	2,058	(11,377)	—	—	—	(9,319)
Share-based continuing employment costs related to business combination	(55,510)	—	5,231	—	—	—	5,231
Stock option compensation expense	—	—	3,770	—	—	—	3,770
Equity-classified share units expense	—	—	7,182	—	—	—	7,182
Equity-classified share units dividend equivalents	—	—	281	(281)	—	—	—
Cash dividends paid	—	—	—	(48,537)	—	(26)	(48,563)
Balance, June 30, 2021	110,366,808	$215,666	$51,800	$832,037	$(43,173)	$5,097	$1,061,427

Six months ended June 30, 2020

Balance, December 31, 2019	109,337,781	$194,771	$52,110	$714,051	$(59,099)	$5,154	$906,987
Net income	—	—	—	75,851	—	97	75,948
Other comprehensive loss	—	—	—	—	(5,108)	3	(5,105)
	—	—	—	75,851	(5,108)	100	70,843
Stock option exercises	679,277	24,141	(4,716)	—	—	—	19,425
Issuance of common stock related to vesting of share units	138,791	3,513	(7,451)	—	—	—	(3,938)
Stock option compensation expense	—	—	2,730	—	—	—	2,730
Equity-classified share units expense	—	—	5,017	—	—	—	5,017
Equity-classified share units dividend equivalents	—	—	268	(268)	—	—	—
Cash dividends paid	—	—	—	(43,586)	—	—	(43,586)
Shares repurchased	(1,525,312)	(53,170)	—	—	—	—	(53,170)
Balance, June 30, 2020	108,630,537	$169,255	$47,958	$746,048	$(64,207)	$5,254	$904,308

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Six months ended June 30,	2021	2020
Cash provided by (used in):
Operating activities:
Net income	$88,920	$75,948
Adjustments for items not affecting cash:
Depreciation and amortization expenses	43,005	37,150
Stock-based compensation expense	16,183	7,747
Deferred income tax expense	1,719	6,657
Unrealized foreign exchange loss	(65)	1,129
Gain on disposition of property, plant and equipment	(243)	(1,260)
Amortization of debt issuance costs	1,443	1,577
Amortization of right-of-use assets	6,280	6,318
Gain on contingent consideration from equity investment	—	(1,700)
Other, net	1,568	1,934
Net changes in operating assets and liabilities	52,577	62,824
Net cash provided by operating activities	211,387	198,324
Investing activities:
Acquisition of Rouse, net of cash acquired	728	—
Property, plant and equipment additions	(4,616)	(6,140)
Proceeds on disposition of property, plant and equipment	342	16,106
Intangible asset additions	(17,361)	(13,244)
Issuance of loans receivable	(2,622)	(2,985)
Repayment of loans receivable	226	203
Distribution from equity investment	—	4,212
Proceeds on contingent consideration from equity investment	—	1,700
Net cash used in investing activities	(23,303)	(148)
Financing activities:
Share repurchase	—	(53,170)
Dividends paid to stockholders	(48,537)	(43,586)
Dividends paid to NCI	(26)	—
Proceeds from exercise of options and share option plans	10,699	19,425
Payment of withholding taxes on issuance of shares	(9,155)	(3,321)
Net increase (decrease) in short-term debt	6,842	15,858
Repayment of long-term debt	(5,328)	(8,633)
Repayment of finance lease obligations	(5,355)	(4,384)
Net cash used in financing activities	(50,860)	(77,811)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(1,396)	(2,608)
Increase	135,828	117,757
Beginning of period	306,895	420,256
Cash, cash equivalents, and restricted cash, end of period	$442,723	$538,013

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which quickly spread throughout the world. The extent of the ongoing impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of the pandemic in light of new variants, time of mass vaccine distribution, and any related restrictions placed by respective global governments, as well as supply and demand impacts driven by our consignor and buyer base, all of which are uncertain and cannot be easily predicted. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on its business operations, results of operations, cash flows or financial performance.

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

ii.	Other services revenue, including revenue from listing services, refurbishment, logistical services, financing, appraisals, data subscriptions, fees associated with private market transactions and other ancillary service fees; and

●	Inventory sales revenue as part of A&M activities

Ritchie Bros.	7

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

Other services revenue also includes fees for refurbishment, logistical services, financing, appraisals, data subscriptions, fees associated with private market transactions and other ancillary service fees. Fees are recognized in the period in which the service is provided or the product is delivered to the customer.

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

Ritchie Bros.	9

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

Ritchie Bros.	10

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

Ritchie Bros.	12

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

As of June 30, 2021, the Company performed a qualitative assessment of the A&M, Rouse, and Mascus reporting units and the Company concluded there were no indicators of impairment.

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

The restrictions imposed and effects of the overall economic environment as a result of the COVID-19 pandemic may continue to impact these trends.

Ritchie Bros.	13

5.   Business combinations

Rouse acquisition

On December 8, 2020, the Company acquired all of the issued and outstanding units of Rouse for a total purchase price of $251,724,000. The Company paid cash consideration of $250,265,000 of which $2,169,000 was placed in escrow. In the second quarter of 2021, the Company received a post-closing release from escrow of $728,000 related to net working capital adjustments, resulting in total net cash consideration paid of $249,537,000 as of June 30, 2021.

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

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the fair value of consideration transferred at the date of acquisition, as well as the final purchase price allocation of the fair value of assets acquired and liabilities assumed.

December 8, 2020
Total cash consideration paid	$249,537
Equity consideration paid for pre-combination services	1,459
Final purchase price	$250,996

Rouse purchase price allocation

December 8, 2020
Purchase price	$250,996

Assets acquired:
Cash and cash equivalents	$226
Trade and other receivables	4,601
Other current assets	159
Property, plant and equipment	1,171
Other non-current assets	3,741
Deferred tax assets	7,584
Intangible assets	79,300

Liabilities assumed:
Trade and other payables	5,630
Other non-current liabilities	3,188
Deferred tax liabilities	936

Fair value of identifiable net assets acquired	87,028
Goodwill acquired on acquisition	$163,968

Ritchie Bros.	14

5.   Business combinations (continued)

Rouse purchase price allocation (continued)

The following table summarizes the fair values of the identifiable intangible assets acquired:

	Fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	71,000	15 years
Software and technology assets	7,500	4 years
Trade names and trademarks	$800	2 years
Total	$79,300	13.8 years

During the quarter ended March 31, 2021 the Company recorded an adjustment of $603,000 to increase the liabilities assumed and increase the goodwill acquired on acquisition. During the quarter ended June 30, 2021 the Company finalized the net working capital adjustment under the purchase agreement and reduced the purchase price by $728,000. The Company also recorded an adjustment of $1,677,000 to reduce the liabilities assumed on acquisition. These measurement period adjustments, since acquisition, resulted in a total net decrease to goodwill of $1,802,000.

The purchase price allocation has been finalized as of June 30, 2021. As at Q2, 2021, $1,169,000 continues to be held in escrow until December 4, 2021 or until such date that a joint decision is made for the funds to be released.

Goodwill

Goodwill has been assigned and allocated to “Other” for segmented information purposes and is based on an analysis of the fair value of net assets acquired. Goodwill relates to benefits expected from the acquisition of Rouse’s business, its assembled workforce and associated technical expertise, as well as anticipated synergies from the Company’s auction expertise and transactional capabilities to Rouse’s existing customer base. The transaction is considered a taxable business combination and all of the goodwill is deductible for tax purposes.

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

During the three month period ended March 31, 2021, one of the previous unitholders of Rouse, who became an employee of the Company after the acquisition, terminated their employment contract which resulted in the forfeiture of 55,510 shares as no vesting conditions had been achieved and reversal of share based continuing employment costs of $98,000. As a result, as at June 30, 2021, the number of common shares expected to vest is 256,683 and the total unrecognized fair value of the share-based continuing employment costs expected to be recognized is $11,898,000 (Note 18).

During the quarter ended June 30, 2021, the Company recorded $3,049,000 acquisition-related costs for legal, advisory, integration and other professional fees, which included $2,678,000 of share-based continuing employment costs.

Ritchie Bros.	15

6.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Rouse, Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, Asset Appraisal Services, and Ritchie Bros. Logistical Services (“RB Logistics”).

	Three months ended June 30, 2021			Six months ended June 30, 2021
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$211,475	$41,273	$252,748	$382,230	$76,548	$458,778
Inventory sales revenue	143,613	—	143,613	269,138	—	269,138
Total revenue	$355,088	$41,273	$396,361	$651,368	$76,548	$727,916
Costs of services	21,985	17,057	39,042	43,575	31,494	75,069
Cost of inventory sold	131,023	—	131,023	241,770	—	241,770
Selling, general and administrative expenses ("SG&A")	101,417	10,402	111,819	205,762	22,135	227,897
Segment profit	$100,663	$13,814	$114,477	$160,261	$22,919	$183,180
Acquisition-related costs			3,049			5,971
Depreciation and amortization expenses ("D&A")			21,935			43,005
Gain on disposition of property, plant and equipment ("PPE")			(175)			(243)
Foreign exchange loss			151			428
Operating income			$89,517			$134,019
Interest expense			(8,867)			(17,813)
Other income, net			1,196			2,198
Income tax expense			(21,065)			(29,484)
Net income			$60,781			$88,920

	Three months ended June 30, 2020			Six months ended June 30, 2020
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$199,648	$34,491	$234,139	$354,391	$62,871	$417,262
Inventory sales revenue	154,911	—	154,911	245,043	—	245,043
Total revenue	$354,559	$34,491	$389,050	$599,434	$62,871	$662,305
Costs of services	22,190	17,258	39,448	47,285	31,518	78,803
Cost of inventory sold	143,134	—	143,134	224,719	—	224,719
SG&A expenses	94,559	6,073	100,632	186,144	12,873	199,017
Segment profit	$94,676	$11,160	$105,836	$141,286	$18,480	$159,766
D&A expenses			17,857			37,150
Gain on disposition of PPE			(1,213)			(1,260)
Foreign exchange loss			392			994
Operating income			$88,800			$122,882
Interest expense			(8,882)			(18,064)
Other income, net			857			4,434
Income tax expense			(27,656)			(33,304)
Net income			$53,119			$75,948

The Chief operating decision maker “CODM” does not evaluate the performance of the Company’s operating segments or assess allocation of resources based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

Ritchie Bros.	16

6.    Segmented information (continued)

The Company’s geographic breakdown of total revenue is as follows:

	United
	States	Canada	Europe	Other	Consolidated
Total revenue for the three months ended:
June 30, 2021	$183,391	$98,690	$55,467	$58,813	$396,361
June 30, 2020	204,588	97,990	47,430	39,042	389,050
Total revenue for the six months ended:
June 30, 2021	$390,805	147,168	$102,643	$87,300	$727,916
June 30, 2020	395,118	133,633	73,768	59,786	662,305

7.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Service revenue:
Commissions	$129,334	$125,465	$233,309	$218,950
Fees	123,414	108,674	225,469	198,312
	252,748	234,139	458,778	417,262
Inventory sales revenue	143,613	154,911	269,138	245,043
	$396,361	$389,050	$727,916	$662,305

8.    Operating expenses

Costs of services

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Ancillary and logistical service expenses	$14,819	$16,060	$27,088	$28,818
Employee compensation expenses	12,694	11,311	25,385	23,615
Buildings, facilities and technology expenses	2,304	2,076	5,005	6,115
Travel, advertising and promotion expenses	5,299	6,161	9,817	12,736
Other costs of services	3,926	3,840	7,774	7,519
	$39,042	$39,448	$75,069	$78,803

SG&A expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Wages, salaries and benefits	$70,191	$64,453	$148,987	$124,541
Share-based compensation expense	7,540	6,354	11,318	8,761
Buildings, facilities and technology expenses	17,479	14,616	34,822	30,207
Travel, advertising and promotion expenses	6,824	4,817	11,986	15,086
Professional fees	5,202	4,577	10,234	9,024
Other SG&A expenses	4,583	5,815	10,550	11,398
	$111,819	$100,632	$227,897	$199,017

Ritchie Bros.	17

8.    Operating expenses (continued)

Depreciation and amortization expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation expense	$8,345	$7,536	$16,182	$15,573
Amortization expense	13,590	10,321	26,823	21,577
	$21,935	$17,857	$43,005	$37,150

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

For the three months ended June 30, 2021, income tax expense was $21,065,000 compared to an income tax expense of $27,656,000 for the same period in 2020. The effective tax rate was 26% in the second quarter of 2021, compared to 34% in the second quarter of 2020.

The effective tax rate decreased in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due a decrease in the estimate of non-deductible expenses. Partially offsetting this decrease was a higher estimate of income taxed in jurisdictions with higher tax rates.

On April 8, 2020 the United States Department of Treasury and the Internal Revenue Service (“IRS”) clarified income tax benefits related to hybrid financing arrangements would not be deductible (“Hybrid Interest”). The lower estimate of non-deductible expenses is primarily due to the net income tax benefits of approximately $6,228,000 in the twelve months ended December 31, 2019 and $1,072,000 in the three months ended March 31, 2020 which were no longer deductible and accordingly were reversed in the three months ended June 30, 2020.

For the six months ended June 30, 2021, income tax expense was $29,484,000, compared to an income tax expense of $33,304,000 for the same period in 2020. The effective tax rate was 25% for the six months ended June 30, 2021, compared to 30% for the six months ended June 30, 2020.

The effective tax rate decreased in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the reasons described above. In addition, there was a higher tax deduction for share unit expenses in excess of compensation expense.

Ritchie Bros.	18

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

	Three months ended			Six months ended
	June 30, 2021			June 30, 2021
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$60,749	110,311,615	$0.55	$88,937	110,144,229	$0.81
Effect of dilutive securities:
Share units	—	322,371	—	—	450,752
Stock options	—	700,198	—	—	707,730	(0.01)
Diluted	$60,749	111,334,184	$0.55	$88,937	111,302,711	$0.80

	Three months ended			Six months ended
	June 30, 2020			June 30, 2020
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$53,043	108,387,490	$0.49	$75,851	108,818,903	$0.70
Effect of dilutive securities:
Share units	—	424,812	—	—	505,443	—
Stock options	—	511,041	—	—	579,462	(0.01)
Diluted	$53,043	109,323,343	$0.49	$75,851	109,903,808	$0.69

Ritchie Bros.	19

11.    Supplemental cash flow information

Six months ended June 30,	2021	2020
Trade and other receivables	$(134,522)	$(191,182)
Inventory	(2,207)	1,447
Advances against auction contracts	(761)	5,207
Prepaid expenses and deposits	3,157	1,980
Income taxes receivable	(3,847)	2,873
Auction proceeds payable	230,309	222,006
Trade and other payables	(20,686)	19,769
Income taxes payable	(12,723)	8,852
Operating lease obligation	(6,329)	(6,167)
Other	186	(1,961)
Net changes in operating assets and liabilities	$52,577	$62,824

Six months ended June 30,	2021	2020
Interest paid, net of interest capitalized	$16,387	$16,524
Interest received	635	1,265
Net income taxes paid	43,249	13,850

Non-cash purchase of property, plant and equipment under finance lease	4,568	5,930
Non-cash right of use assets obtained (reassessed) in exchange for new lease obligations	9,451	(139)

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$301,757	$278,766
Restricted cash	140,966	28,129
Cash, cash equivalents, and restricted cash	$442,723	$306,895

12.    Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

Ritchie Bros.	20

12.    Fair value measurement (continued)

		June 30, 2021		December 31, 2020
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$301,757	$301,757	$278,766	$278,766
Restricted cash	Level 1	140,966	140,966	28,129	28,129
Loan receivables	Level 2	8,355	8,849	5,798	6,438
Short-term debt	Level 2	35,213	35,213	29,145	29,145
Long-term debt
Senior unsecured notes	Level 1	493,625	514,075	492,734	514,219
Term loan	Level 2	95,425	95,910	97,812	98,420
Long-term revolver loan	Level 2	47,439	47,506	46,102	46,184

The carrying value of the Company’s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, loan receivables maturing within a year, auction proceeds payable, trade and other payables, and short-term debt approximate their fair values due to their short terms to maturity. The fair value of the loan receivables with a maturity date greater than one year is determined by estimating discounted cash flows using market rates. The carrying value of the term loan and long-term revolver loan, before deduction of deferred debt issue costs, approximates their fair value as the interest rates on the loans are short-term in nature. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

13.    Trade receivables

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. The following table presents the activity in the allowance for expected credit losses for the period ended June 30, 2021:

Balance, December 31, 2020	(5,467)
Current period provision	(557)
Write-offs charged against the allowance	676
Balance, June 30, 2021	$(5,348)

14.    Other current assets

	June 30,	December 31,
	2021	2020
Advances against auction contracts	$7,117	$6,487
Assets held for sale	242	—
Prepaid expenses and deposits	20,417	20,787
	$27,776	$27,274

15.    Other non-current assets

	June 30,	December 31,
	2021	2020
Right-of-use assets	$119,592	$116,503
Tax receivable	9,717	11,050
Loans receivable	4,241	4,870
Deferred debt issue costs	1,865	2,263
Other	11,475	12,922
	$146,890	$147,608

Loans receivable

As at June 30, 2021, the Company held two non-recourse financing lending arrangements, with a term of one to four years, which are fully collateralized and secured by certain equipment. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance as at June 30, 2021 was $8,355,000 of which $4,114,000 is recorded in trade and other receivables (December 31, 2020: $5,797,000, of which $927,000 was recorded in trade and other receivables). The expected credit loss allowance is not significant.

Ritchie Bros.	21

16.    Debt

	Carrying amount
	June 30,	December 31,
	2021	2020
Short-term debt	$35,213	$29,145

Long-term debt:

Term loan and long-term revolver loan:
Term loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.66%, due in monthly installments of interest only and quarterly installments of principal, maturing in October 2023	95,910	98,420
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.66%, due in monthly installments of interest only, maturing in October 2023	47,506	46,184
Less: unamortized debt issue costs	(552)	(690)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(6,375)	(7,266)
Total long-term debt	636,489	636,648

Total debt	$671,702	$665,793

Long-term debt:
Current portion	$10,657	$10,360
Non-current portion	625,832	626,288
Total long-term debt	$636,489	$636,648

Short-term debt

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 2.3% (December 31, 2020: 2.3%).

Long-term debt

a)	Term loan and long-term revolver loan

On August 14, 2020, the Company entered into an amendment of the Credit Agreement dated October 27, 2016, totaling US$630 million with a syndicate of lenders comprising:

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

As at June 30, 2021, the Company had unused committed revolving credit facilities aggregating $448,349,000 of which $443,349,000 is available until October 27, 2023 subject to certain covenant restrictions. The Company was in compliance with all financial and other covenants applicable to the credit facilities at June 30, 2021.

17.    Other non-current liabilities

Ritchie Bros.	22

	June 30,	December 31,
	2021	2020
Operating lease liability	$115,130	$112,818
Tax payable	18,624	19,706
Finance lease liability	16,265	17,109
Other	6,617	3,367
	$156,636	$153,000

18.    Equity and dividends

Share capital

Common stock

Unlimited number of common shares, without par value.

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Shares issued for business combination

In connection with the acquisition of Rouse, the Company issued 312,193 common shares on December 8, 2020. These shares were issued to certain previous unitholders and employees of Rouse, and their vesting is subject to continuing employment with the Company over a three year period from the acquisition date. The fair value of these common shares was $71.09 based on the fair market value of the Company’s common shares on the date of acquisition. During the first half of 2021, 55,510 common shares were forfeited.

As at June 30, 2021, the unrecognized share-based continuing employment costs were $11,898,000, (June 30, 2020: $nil), which is expected to be recognized over a weighted average period of 1.7 years. As at June 30, 2021, the number of common shares which had not yet vested was 256,683.

Share repurchase

There were no common shares repurchased during the three months ended June 30, 2021 (three months ended June 30, 2020: nil) and during the six months ended June 30, 2021 (six months ended June 30, 2020: 1,525,312 common shares repurchased for $53,170,000).

Dividends

Declared and paid

The Company declared and paid the following dividends during the six months ended June 30, 2021 and 2020:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Six months ended June 30, 2021:
Fourth quarter 2020	January 22, 2021	$0.2200	February 12, 2021	$24,181	March 5, 2021
First quarter 2021	May 7, 2021	0.2200	May 26, 2021	24,279	June 16, 2021

Six months ended June 30, 2020:
Fourth quarter 2019	January 24, 2020	$0.2000	February 14, 2020	$21,905	March 6, 2020
First quarter 2020	May 6, 2020	0.2000	May 27, 2020	21,681	June 17, 2020

Ritchie Bros.	23

18.    Equity and dividends (continued)

Declared and undistributed

Subsequent to June 30, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.25 cents per common share, payable on September 15, 2021 to stockholders of record on August 25, 2021. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net gain of $1,095,000 and a net loss of $2,559,000 for the three and six months ended June 30, 2021 (2020: net gain of $5,158,000 and net loss of $2,334,000).

19.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
SG&A expenses:
Stock option compensation expense	$1,909	$1,543	$3,770	$2,730
Equity-classified share units	4,404	3,231	7,557	5,017
Liability-classified share units	526	971	(1,389)	(185)
Employee share purchase plan - employer contributions	701	610	1,380	1,199
	7,540	6,355	11,318	8,761
Acquisition-related costs:
Share-based continuing employment costs	2,678	—	5,231	—
	2,678	—	5,231	—
	$10,218	$6,355	$16,549	$8,761

Stock option plans

The Company has three stock option plans that provide for the award of stock options to selected employees, directors, and officers of the Company: a) Amended and Restated Stock Option Plan, b) IronPlanet 1999 Stock Plan, and c) IronPlanet 2015 Stock Plan.

Stock option activity for the six months ended June 30, 2021 is presented below:

			WA
	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value
Outstanding, December 31, 2020	1,985,754	$34.95	7.7	$68,717
Granted	690,353	54.88
Exercised	(311,153)	34.38		7,623
Forfeited	(23,808)	46.88
Outstanding, June 30, 2021	2,341,146	40.78	7.9	43,379
Exercisable, June 30, 2021	980,404	$31.33	6.3	$27,402

Ritchie Bros.	24

19.    Share-based payments (continued)

The significant assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2021 and 2020 are presented in the following table on a weighted average basis:

Six months ended June 30,	2021		2020
Risk free interest rate	0.5%		0.7%
Expected dividend yield	1.66%		1.98%
Expected lives of the stock options	4	years	5	years
Expected volatility	32.3%		27.8%

As at June 30, 2021, the unrecognized stock-based compensation cost related to the non-vested stock options was $8,979,000, which is expected to be recognized over a weighted average period of 2.4 years.

Share unit plans

Share unit activity for the six months ended June 30, 2021 is presented below:

	Equity-classified awards				Liability-classified awards
	PSUs		RSUs		DSUs
		WA grant		WA grant		WA grant
		date fair		date fair		date fair
	Number	value	Number	value	Number	value
Outstanding, December 31, 2020	542,676	$38.09	134,937	$39.14	137,514	$32.06
Granted	140,455	56.69	29,525	56.59	9,362	56.33
Vested and settled	(161,248)	31.14	(88,157)	33.20	—	—
Forfeited	(13,765)	48.33	(5,357)	60.16	—	—
Outstanding, June 30, 2021	508,118	$45.16	70,948	$52.21	146,876	$33.61

The total market value of liability-classified share units vested and released during the first half of 2021 was nil (December 31, 2020: nil).

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

As at June 30, 2021 the unrecognized share unit expense related to equity-classified PSUs was $14,431,000, which is expected to be recognized over a weighted average period of 2.1 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the 20-day volume weighted average price of the Company's common shares listed on the New York Stock Exchange.

As at June 30, 2021, the unrecognized share unit expense related to equity-classified RSUs was $2,323,000, which is expected to be recognized over a weighted average period of 1.6 years.

Ritchie Bros.	25

19.    Share-based payments (continued)

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

Fair values of DSUs are estimated on grant date and at each reporting date. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

As at June 30, 2021, the Company had a total share unit liability of $8,699,000 (December 31, 2020: $9,597,000) in respect of share units under the DSU plans.

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

20.    Leases

The Company’s breakdown of lease expense is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$4,392	$3,969	$8,992	$8,470
Finance lease cost
Amortization of leased assets	2,815	2,195	5,403	4,309
Interest on lease liabilities	205	229	426	462
Short-term lease cost	1,922	2,151	4,583	5,031
Sublease income	(15)	(148)	(30)	(296)
	$9,319	$8,396	$19,374	$17,976

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

Ritchie Bros.	26

20.    Leases (continued)

Operating leases (continued)

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

Remainder of 2021	$7,344
2022	15,542
2023	13,986
2024	10,855
2025	10,711
Thereafter	108,715
Total future minimum lease payments	$167,153
less: imputed interest	(40,780)
Total operating lease liability	$126,373
less: operating lease liability - current	(11,243)
Total operating lease liability - non-current	$115,130

At June 30, 2021 the weighted average remaining lease term for operating leases is 14.6 years and the weighted average discount rate is 3.8%.

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

As at June 30, 2021, the net carrying amount of computer and yard equipment and other assets under capital leases is $24,927,000 (December 31, 2020: $25,649,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

Assets recorded under finance leases are as follows:

		Accumulated	Net book
As at June 30, 2021	Cost	depreciation	value
Computer equipment	$15,820	$(8,660)	$7,160
Yard and others	31,670	(13,903)	17,767
	$47,490	$(22,563)	$24,927

		Accumulated	Net book
As at December 31, 2020	Cost	depreciation	value
Computer equipment	$16,597	$(8,317)	$8,280
Yard and others	28,234	(10,865)	17,369
	$44,831	$(19,182)	$25,649

Ritchie Bros.	27

20.    Leases (continued)

Finance leases (continued)

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

Remainder of 2021	$5,291
2022	9,073
2023	6,743
2024	4,221
2025	1,275
Thereafter	170
Total future minimum lease payments	$26,773
less: imputed interest	(1,049)
Total finance lease liability	$25,724
less: finance lease liability - current	(9,459)
Total finance lease liability - non-current	$16,265

At June 30, 2021 the weighted average remaining lease term for finance leases is 3.1 years and the weighted average discount rate is 3.6%.

21.    Commitments

Commitment for inventory purchase

In December 2017, the Company entered into a two-year non-rolling stock surplus contract with the U.S. Government Defense Logistics Agency (the “DLA”), the term of which was extended until June 1, 2021 at which point the contract was terminated. Under this contract, the Company committed to purchase between 150,000 and 245,900 assets with an expected minimum value of $11,104,000 and up to $51,028,000 annually to the extent that goods are available from the DLA. From January 1, 2021 to the end of the contract term, June 1, 2021, the Company purchased $18,390,000 under the contract. As at June 30, 2021, the Company has no further commitments under the contract as it has been terminated.

On April 1, 2021, the DLA awarded two new contracts to the Company. The new contracts (one for the Eastern portion of the United States and one for the Western portion of the United States) cover both surplus non-rolling and rolling stock. Both contracts commenced on June 1, 2021 and have a base term of two years with three one year renewal options. During the first two years of the new contracts, the Company is committed to purchase on a combined basis up to either: (i) 600,000 assets, or (ii) assets with an expected minimum value of up to $77,000,000; whichever is less. As at June 30, 2021, the Company has purchased 19,813 assets with a total value of $4,244,000 pursuant to the two year period of this contract which commenced on June 1, 2021.

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

At June 30, 2021, there were $131,872,000 of assets guaranteed under contract, of which 90% is expected to be sold prior to September 30, 2021, with the remainder to be sold by December 31, 2022 (December 31, 2020: $22,773,000 of which 23% was expected to be sold prior to the end of March 31, 2021 with the remainder to be sold by December 31, 2021).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

Ritchie Bros.	28

ITEM 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements may appear throughout this report, including the following section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the MD&A. Non-GAAP financial measures referred to in this report are labeled as “non-GAAP measure” or designated as such with an asterisk (*). Please see pages 45-49 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures.

Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) was founded in 1958 in Kelowna, British Columbia, Canada and is a world leader in asset management technologies and disposition of commercial assets, selling $5.41 billion of used equipment and other assets during 2020. Our expertise, unprecedented global reach, market insight, and trusted portfolio of brands provide us with a unique position in the used equipment market. We sell used equipment for our customers through our unreserved auctions at over 40 auction sites worldwide, which are also simulcast online to reach a global bidding audience and through our online marketplaces.

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

Impact of COVID-19 to our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which quickly spread throughout the world resulting in significant global economic disruption that materially impacted several countries and regions in which we operate, including the United States, Canada, Europe, the Middle East, Australia and Asia. It has resulted in travel restrictions, economic uncertainty, and business slowdowns or shutdowns in affected areas and has negatively disrupted global manufacturing and workforce participation, including our own.

In Q2, 2021, our ability to move equipment to and from our auction sites, and across borders continues to vary regionally with Asia and Australia continuing to be negatively impacted as regional governments continue to enforce travel restrictions and quarantine requirements. In these regions, the restrictions have also resulted in some challenges in customer interactions and challenges for our customers to complete equipment inspections. In our International region, travel and quarantine restrictions are slowly being lifted as people become vaccinated, which is slowly driving up our auction volumes as equipment can be moved between borders more easily. In the United States and Canada, COVID-19 has not materially impacted on our ability to operate our businesses and move equipment. Globally, a recent surge in shipping and freight costs combined with extended lead times is making transportation of equipment both more costly and challenging which is negatively impacting the buying and selling behaviours of our customers. Additionally, COVID-19 is still impacting the supply chains of new equipment production which is negatively affecting the supply of used equipment being sold through all our regions, most predominantly in North America.

Our top priority regarding the COVID-19 pandemic remains the health and welfare of our employees, customers, suppliers and others with whom we partner to run our business activities. We continue to adhere to all local government and jurisdictional safety guidelines, and, in some instances, we are applying additional over-and-above safety measures. Many of our employees continue to work from home on a temporary basis and travel continues to be quite limited given ongoing travel restrictions.

Since the beginning of the COVID-19 pandemic, we continue to be able to operate and serve our customers’ equipment and immediate liquidity needs through our platform of auction technology solutions and online auction capabilities. In addition to running our IronPlanet weekly featured online auction, our online Marketplace-E solution and our GovPlanet online auctions, we modified our operations in March 2020 to transition all of our traditional live on site industrial auctions and events to online bidding. Buyers are generally still able to visit our auction sites in advance of the auctions to conduct inspections and pick up equipment post auction, but we have not been holding live auction events in our theatres. As restrictions ease in the US and elsewhere we will be considering a transition back to some measure of in-person attendance at our on site auction events.

Our priority is to continue to support our employees, and we are actively monitoring the situation and changing dynamics in each of our respective regions and adjusting our operations as necessary. To this date, layoffs or furlough activities related to the COVID-19 pandemic have been limited in scope.

The extent of the ongoing impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of the pandemic in light of new variants, time of mass vaccine distribution, and any related restrictions placed by respective global governments, as well as supply and demand impacts driven by our consignor and buyer base, all of which are uncertain and cannot be easily predicted. Although at the time of this filing, we continue to operate our auctions in all regions, there is no assurance that our operations could not be impacted in the future.

We continue to actively monitor the evolving impact COVID-19 is having in the world and remain ready to take further actions or adjust our response based on any new governmental guidance or recommendations. It is unknown how long the pandemic will last, or whether we will see a resurgence of cases as new variants develop or spread, how many people are ultimately going to be affected by it, and the long-term implications to local or global economies. Equally, it is still not easily discernable to understand the real effects of the COVID-19 pandemic on equipment supply, buyer demand, and potential pricing volatility, or the potential impact on our buyers’ ability to pay or secure financing. Additionally, there is a level of uncertainty over the long-term impact the COVID-19 pandemic may have on our third party vendors, partners and the service providers with whom we currently do business with today. As such, given the ongoing nature of the COVID-19 pandemic, we are not able to reasonably estimate the future impacts on our business operations, results of operations, cash flows, financial performance or our ability to pay dividends.

Ritchie Bros.	30

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

Performance Overview

Net income attributable to stockholders increased 15% to $60.7 million, compared to $53.0 million in Q2 2020. Diluted earnings per share (“EPS”) attributable to stockholders increased 12% to $0.55 per share in Q2 2021 as compared to $0.49 per share in Q2 2020. Diluted adjusted EPS attributable to stockholders* increased 2% to $0.55 per share in Q1 2021 compared to $0.54 per share in Q2 2020.

For the second quarter of 2021 as compared to the second quarter of 2020:

Consolidated results:

●	Total revenue in Q2 2021 increased 2% to $396.4 million
o	Service revenue in Q2 2021 increased 8% to $252.7 million
o	Inventory sales revenue in Q2 2021 decreased 7% to $143.6 million
●	Total selling, general and administrative expenses (“SG&A”) in Q2 2021 increased 11% to $111.8 million
●	Operating income in Q2 2021 increased 1% to $89.5 million
●	Net income in Q2 2021 increased 14% to $60.8 million
●	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization* (“EBITDA”) (non-GAAP measure) in Q2 2021 increased 5% to $112.3 million
●	Cash provided by operating activities was $211.4 million for the first half of 2021
●	Cash on hand at Q2 2021 was $442.7 million, of which $301.8 million was unrestricted

Auctions & Marketplaces segment results:

●	GTV in Q2 2021 increased 2% to $1.5 billion and decreased 3% when excluding the impact of foreign exchange
●	A&M total revenue in Q2 2021 remained flat at $355.1 million
o	Service revenue in Q2 2021 increased 6% to $211.5 million
o	Inventory sales revenue in Q2 2021 decreased 7% to $143.6 million

Other Services segment results:

●	Other Services total revenue in Q2 2021 increased 20% to $41.3 million
o	RBFS revenue in Q2 2021 increased 39% to $11.8 million
o	Rouse revenue of $6.2 million was recognized in Q2 2021, which was its second full quarter since its acquisition on December 8, 2020
●	Total number of organizations activated on our business management system “IMS” increased by 34%

Other Company developments:

●	Increased quarterly cash dividend by 14% to $0.25 per share

Ritchie Bros.	32

Results of Operations

Financial overview

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
(in U.S. $000's, except EPS and percentages)	2021	2020	2021 over 2020		2021	2020	2021 over 2020
Service revenue:
Commissions	$129,334	$125,465	3%		$233,309	$218,950	7%
Fees	123,414	108,674	14%		225,469	198,312	14%
Total service revenue	252,748	234,139	8%		458,778	417,262	10%
Inventory sales revenue	143,613	154,911	(7)%		269,138	245,043	10%
Total revenue	396,361	389,050	2%		727,916	662,305	10%
Costs of services	39,042	39,448	(1)%		75,069	78,803	(5)%
Cost of inventory sold	131,023	143,134	(8)%		241,770	224,719	8%
Selling, general and administrative expenses	111,819	100,632	11%		227,897	199,017	15%
Operating expenses	306,844	300,250	2%		593,897	539,423	10%
Operating income	89,517	88,800	1%		134,019	122,882	9%
Operating income as a % of total revenue	22.6%	22.8%	(20)	bps	18.4%	18.6%	(20)	bps
Net income attributable to stockholders	60,749	53,043	15%		88,937	75,851	17%
Adjusted net income attributable to stockholders*	60,749	59,271	2%		88,937	82,079	8%
Diluted earnings per share attributable to stockholders	$0.55	$0.49	12%		$0.80	$0.69	16%
Diluted adjusted EPS attributable to stockholders*	$0.55	$0.54	2%		$0.80	$0.75	7%
Effective tax rate	25.7%	34.2%	(850)	bps	24.9%	30.5%	(560)	bps

Total GTV	1,527,642	1,493,982	2%		2,802,182	2,641,006	6%
Service GTV	1,384,029	1,339,071	3%		2,533,044	2,395,963	6%
Service revenue as a % of total GTV	16.5%	15.7%	80	bps	16.4%	15.8%	60	bps
Inventory GTV	143,613	154,911	(7)%		269,138	245,043	10%

Service revenue as a % of total revenue	63.8%	60.2%	360	bps	63.0%	63.0%	—	bps
Inventory sales revenue as a % of total revenue	36.2%	39.8%	(360)	bps	37.0%	37.0%	—	bps
Cost of inventory sold as a % of operating expenses	42.7%	47.7%	(500)	bps	40.7%	41.7%	(100)	bps
Service GTV as a % of total GTV - Mix	90.6%	89.6%	100	bps	90.4%	90.7%	(30)	bps
Inventory sales revenue as a % of total GTV - Mix	9.4%	10.4%	(100)	bps	9.6%	9.3%	30	bps

Total GTV

Total GTV increased 2% to $1.5 billion in Q2 2021 and increased 6% to $2.8 billion in the first half of 2021. Total GTV decreased 3% in Q2 2021 and increased 2% in the first half of 2021, when excluding the impact of foreign exchange.

In Q2 2021, GTV grew primarily in International and Canada, offset by lower volume in the US. All regions continued to experience very strong mix adjusted auction price performance due to high demand for used equipment, in part aided by our digital marketing efforts. However, despite higher mix adjusted pricing, we experienced headwinds due to negative mix impacts driven in part by older aged equipment in the transportation and construction sectors. This combined with auction calendar shifts of $52 million from the impact of the COVID-19 pandemic that were shifted from Q1 into Q2 2020 that did not repeat in Q2 2021 led to lower GTV. In International, the increased volumes were driven by an improved economic climate and the benefit from the use of new satellite yards in France, Germany and Australia coupled with a favourable foreign exchange impact partially offset by the auction shift of Caorso, Italy. In Canada, we benefited from a favourable foreign exchange impact, higher performance at our Toronto auction, and increased volume from providing escrow services for private brokered transactions in RBFS, offset by lower overall volumes in Edmonton and Grand Prairie as well as the shift of our Montreal auction. In the US, we saw lower volumes due to the shift of our Los Angeles auction, the non-repeat of a large supply contract, lower activity due to supply constraints mainly in our Fort Worth auction and Denver regional combined events. In addition, lower volumes in our US strategic accounts in the finance, OEM and transportation sectors also contributed to lower GTV, partially offset by positive online performance.

Ritchie Bros.	33

For the first half of 2021, total GTV increased 6% in line with favourable impact of foreign exchange, higher volumes in International partially offset by lower volumes in Canada and the US for the same reasons as discussed above. In addition, we saw lower volumes at the Orlando and Las Vegas, US auctions, and the non-repeat of a collector car event.

Total revenue

Total revenue increased 2% to $396.4 million in Q2 2021, with total service revenue increasing by 8%, offset by a decrease in inventory sales revenue by 7%. Total revenue increased 10% to $727.9 million for the first half of 2021.

Foreign currency fluctuation also had a favourable impact on our revenue primarily due to the appreciation of the Canadian dollar, Australian dollar, and the Euro relative to the U.S. dollar.

Service Revenue

Q2 2021

In Q2 2021, total service revenue increased 8% with fees revenue increasing 14% and commissions revenue increasing 3%. Service revenues comprise of commissions which are earned on Service GTV, and Fees which are earned on total GTV as well as from our other services such as Ancillary Services, RBFS, Rouse, Mascus, RB Logistics and RB Asset Solutions.

Service GTV increased 3% to $1.4 billion in line with strong pricing, favourable foreign exchange, partially offset by unfavourable mix. By region, we saw higher GTV mainly in International and Canada due to higher activity, offset by lower volumes in the US due to equipment supply constraints and mix. International saw significantly higher volumes in Australia, the Middle East, Spain and Italy, primarily as a result of improved market economic conditions and the lifting of border and travel restrictions from the recovery of the COVID-19 pandemic. The region also benefited from the shifting of the Polotitlan, Mexico auction and new satellite yards in Europe, slightly offset by the shifting of the Caorso, Italy auction. In Canada, Service GTV grew due to a strong foreign exchange impact, positive year-over-year performance in our Toronto auction, offset by the shifting of our Montreal auction and overall softer performance in Edmonton and Grand Prairie. In addition, Canada service GTV grew as a result of increased escrow services provided by RBFS for private brokered transactions through our Marketplace-E platform. In the US, Service GTV decreased due to the shifting of our Los Angeles auction, lower volumes in the Denver combined regional auction events as well as in our Fort Worth auction, and the non-repeat of a large supply contract. These decreases were partially offset by higher Service GTV sold through our online platform and in our GovPlanet business.

Fees revenue increased 14%, mainly due to fee revenue from the acquisition of Rouse, higher fees driven by higher funded volume in RBFS, and higher buyer fees in line with higher GTV of 2%. Buyer fees also increased from the revised global buyer-fee structure implemented on May 1, 2021, the re-instatement of fees at the Canadian on-the-farm auctions which were waived in Q2 2020 as part of our COVID-19 pandemic response, as well as higher buyer fee structures in both Australia and in our GovPlanet business. These increases were partially offset by lower fees as a result of lower activity in our Ancillary services, lower fees on mix of lower proportion of small value lots and lower document fees in the US driven by a decline in the total number of titled lots sold.

Commissions revenue increased 3%, in line with the increase in Service GTV of 3%.

First half of 2021

For the first half of 2021, total service revenue increased 10% with fees revenue increasing 14% and commissions revenue increasing 7%.

Service GTV increased 6% to $2.5 billion with increases in International and Canada offsetting lower performances in the US for the same reasons as discussed above. In addition, lower Service GTV in the US was driven by lower volumes at our Orlando and Las Vegas auctions, and the non-repeat of a collector car event.

Fees revenue increased 14%, partially related to the increase in total GTV of 6%. The remaining increase was due to the same reasons as discussed above, and partially offset by the reduction in fees revenue in the US resulting from the non-repeat of a collector car event.

Commissions revenue increased 7%, largely driven by the increase in Service GTV of 6%.

Ritchie Bros.	34

Inventory Sales Revenue

Inventory sales revenue as a percentage of total GTV decreased to 9.4% from 10.4% in Q2 2021 and increased to 9.6% from 9.3% in the first half of 2021.

In Q2 2021, inventory sales revenue decreased 7% representing a lower mix of volumes of inventory contracts, partially offset by higher pricing. In both the US and Canada, an unfavourable supply environment impacted the volumes at our auctions in Fort Worth, US and Orlando, US and Edmonton, Canada. These decreases were partially offset by strong year-over-year performance in our International region primarily driven by large private treaty transactions in Australia, and in the Middle East due to higher volumes benefiting from overall improved economic conditions from the recovery of the COVID-19 pandemic. In addition, we saw increased volumes sold through our GovPlanet business as a result of the new non-rolling and rolling stock contracts effective June 1, 2021 and higher volumes due to the government shutdowns in prior year in response to the COVID-19 pandemic.

For the first half of 2021, inventory sales revenue increased 10% primarily due to a higher mix of inventory contracts, as well as strong performances in International as discussed above and the addition of several new auctions held across various countries in Europe.

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which includes inventory and guarantee contracts decreased to 17.6% in Q2 2021 compared to 24.6% in Q2 2020. For the first half of 2021, our underwritten contracts were 16.3% compared to 20.4% in the prior period.

Operating Income

For Q2 2021, operating income increased 1% or $0.7 million to $89.5 million, primarily due to a favourable impact of foreign exchange fluctuation, flow through from higher service revenues, partially offset by higher selling, general and administrative expenses, and incremental acquisition-related costs and depreciation and amortization associated with the acquisition of Rouse in Q4 2020. For the first half of 2021, operating income increased 9% or $11.1 million to $134.0 million, primarily for the same reasons above, as well as higher revenue rates on inventory sales offset by higher severance costs relating to ongoing operations of the business.

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

For Q2 2021, income tax expense decreased 24% to $21.1 million and our effective tax rate decreased 850 bps to 25.7% as compared to Q2 2020. For the first half of 2021, income tax expense decreased 11% to $29.5 million and our effective tax rate decreased 560 bps to 24.9% as compared to the first half of 2020.

Decrease in the effective tax rate for Q2 2021 was primarily due a decrease in the estimate of non-deductible expenses. Partially offsetting this decrease was a higher estimate of income taxed in jurisdictions with higher tax rates.

On April 8, 2020 by the United States Department of Treasury and the Internal Revenue Service (“IRS”) clarified income tax benefits related to hybrid financing arrangements would not be deductible (“Hybrid Interest”). The lower estimate of non-deductible expenses is primarily due to the net income tax benefits of approximately $6.2 million in the twelve months ended December 31, 2019 and $1.1 million in the three months ended March 31, 2020 which were no longer deductible and accordingly were reversed in the three months ended June 30, 2020.

Decrease in the first half of 2021 was primarily due to the reasons described above. In addition, there was a higher tax deduction for share unit expenses in excess of compensation expense.

Ritchie Bros.	35

Net income

In Q2 2021, net income attributable to stockholders increased 15% to $60.7 million, primarily related to the decrease in the effective tax rate, as discussed above, and higher operating income. For the first half of 2021, net income attributable to stockholders increased 17% to $89.0 million, primarily for the same reasons noted above.

Diluted EPS

Diluted EPS attributable to stockholders increased 12% to $0.55 per share for Q2 2021 and increased 16% to $0.80 per share for the first half of 2021.

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
			2021 over
Value of one local currency to U.S dollar	2021	2020	2020
Period-end exchange rate
Canadian dollar	0.8067	0.7367	10%
Euro	1.1857	1.1235	6%
Australian dollar	0.7499	0.6902	9%

Average exchange rate -Three months ended June 30,
Canadian dollar	0.8139	0.7210	13%
Euro	1.2046	1.1009	9%
Australian dollar	0.7698	0.6557	17%

Average exchange rate -Six months ended June 30,
Canadian dollar	0.8139	0.7334	11%
Euro	1.2046	1.1021	9%
Australian dollar	0.7698	0.6572	17%

For Q2 2021, foreign exchange had a favourable impact on total revenue and an unfavourable impact on expenses. These impacts were primarily due to the fluctuations in the Australian dollar, Canadian dollar, and the Euro exchange rates relative to the U.S. dollar.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant non-recurring items that we do not consider to be part of our normal operating results, such as acquisition-related costs, management reorganization costs, severance, retention, gains/losses on sale of an equity accounted for investment, plant and equipment, impairment losses, and certain other items, which we refer to as ‘adjusting items’. There were no adjusting items in Q2 2021 or Q2 2020.

Adjusted net income attributed to stockholders (non-GAAP measure) increased 2% to $60.7 million in Q2 2021 and increased 8% to $88.9 million for the first half of 2021.

Diluted Adjusted EPS attributable to stockholders (non-GAAP measure) increased 2% to $0.55 per share in Q2 2021 and increased 7% to $0.80 per share for the first half of 2021.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (non-GAAP measure) increased 5% to $112.3 million in Q2 2021 and increased 9% to $178.6 million for the first half of 2021.

Debt at the end of Q2 2021, represented 3.7 times net income as at and for the 12 months ended June 30, 2021. This compares to debt at Q2 2020, which represented 4.3 times net income as at and for the 12 months ended June 30, 2020. The decrease in this debt/net income multiplier was primarily due to higher operating income driving higher net income as at June 30, 2021 compared to June 30, 2020. The adjusted net debt/adjusted EBITDA (non-GAAP measure) was 1.0 times as at and for the 12 months ended June 30, 2021 compared to 0.9 times as at and for the 12 months ended June 30, 2020.

Ritchie Bros.	36

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other Services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our Other Services segment, is available in our Annual Report on Form 10-K for the year ended December 31, 2020.

	Three months ended June 30, 2021			Six months ended June 30, 2021
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$211,475	$41,273	$252,748	$382,230	$76,548	$458,778
Inventory sales revenue	143,613	—	143,613	269,138	—	269,138
Total revenue	355,088	41,273	396,361	651,368	76,548	727,916
Ancillary and logistical service expenses	—	14,819	14,819	—	27,088	27,088
Other costs of services	21,985	2,238	24,223	43,575	4,406	47,981
Cost of inventory sold	131,023	—	131,023	241,770	—	241,770
SG&A expenses	101,417	10,402	111,819	205,762	22,135	227,897
Segment profit	100,663	13,814	114,477	160,261	22,919	183,180

	Three months ended June 30, 2020			Six months ended June 30, 2020
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$199,648	$34,491	$234,139	$354,391	$62,871	$417,262
Inventory sales revenue	154,911	—	154,911	245,043	—	245,043
Total revenue	354,559	34,491	389,050	599,434	62,871	662,305
Ancillary and logistical service expenses	—	16,060	16,060	—	28,818	28,818
Other costs of services	22,190	1,198	23,388	47,285	2,700	49,985
Cost of inventory sold	143,134	—	143,134	224,719	—	224,719
SG&A expenses	94,559	6,073	100,632	186,144	12,873	199,017
Segment profit	94,676	11,160	105,836	$141,286	$18,480	$159,766

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
			2021 over				2021 over
(in U.S. $000's, except percentages)	2021	2020	2020		2021	2020	2020
Service revenue	$211,475	$199,648	6%		$382,230	$354,391	8%
Inventory sales revenue	143,613	154,911	(7)%		269,138	245,043	10%
Total revenue	355,088	354,559	0%		651,368	599,434	9%
A&M service revenue as a % of total A&M revenue	59.6%	56.3%	330	bps	58.7%	59.1%	(40)	bps
Inventory sales revenue as a % of total A&M revenue	40.4%	43.7%	(330)	bps	41.3%	40.9%	40	bps
Costs of services	21,985	22,190	(1)%		43,575	47,285	(8)%
Cost of inventory sold	131,023	143,134	(8)%		241,770	224,719	8%
SG&A expenses	101,417	94,559	7%		205,762	186,144	11%
A&M segment expenses	$254,425	$259,883	(2)%		$491,107	$458,148	7%
Cost of inventory sold as a % of A&M expenses	51.5%	55.1%	(360)	bps	49.2%	49.0%	20	bps
A&M segment profit	$100,663	$94,676	6%		$160,261	$141,286	13%
Total GTV	1,527,642	1,493,982	2%		2,802,182	2,641,006	6%
A&M service revenue as a % of total GTV- Rate	13.8%	13.4%	40	bps	13.6%	13.4%	20	bps

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

Ritchie Bros.	37

GTV by Geography

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Total GTV by Geography
United States	$740,826	$792,450	(7)%	$1,622,479	$1,654,891	(2)%
Canada	551,075	529,432	4%	761,687	678,743	12%
International	235,741	172,100	37%	418,016	307,372	36%
Total GTV	1,527,642	1,493,982	2%	2,802,182	2,641,006	6%

Service GTV by Geography
United States	686,973	720,253	(5)%	1,502,289	1,525,747	(2)%
Canada	543,147	510,306	6%	744,044	651,422	14%
International	153,909	108,512	42%	286,711	218,794	31%
Total Service GTV[1]	1,384,029	1,339,071	3%	2,533,044	2,395,963	6%

[1] Service GTV is calculated as total GTV less inventory sales revenue

GTV by Sector

The following pie charts illustrate the breakdown of total GTV by sector for Q2 2021 compared to Q2 2020.

The construction sector includes heavy equipment such as trucks, excavators, cranes and dozers. Transportation sector includes vehicles, buses, trailers and trucks that are used for transport. The other sector primarily includes equipment sold in the agricultural, forestry and energy industries.

In Q2 2021, total GTV in the transportation sector decreased by 3% compared to Q2 2020 and remained flat within the construction sector.

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

Ritchie Bros.	38

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

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Number of auction sales days	240	226	6%	333	313	6%
Bids per lot sold *	27	25	9%	28	23	19%
Total lots sold *	148,206	148,957	(1)%	263,035	249,754	5%

* Management reviews industrial equipment auction metrics excluding GovPlanet; as a result GovPlanet business metrics are excluded from these metrics

The number of auction sales days increased 6% to 240 in Q2 2021. Auction sales days increased at a higher rate than total GTV increase of 2% due to less average GTV sold per sale day. For the first half of 2021, the number of auction sales days increased 6% to 333 in line with a 6% increase in total GTV.

The total number of bids per lot sold increased 9% to 27 in Q2 2021 and increased 19% to 28 for the first half of 2021 driven by higher demand from buyers partly due to our increased marketing efforts.

The total lots sold decreased slightly by 1% to 148,206 in Q2 2021, in line with the decrease in total GTV of 3% when excluding the impact of foreign exchange, partially offset by higher pricing. For the first half of 2021, the total lots sold increased 5% to 263,035 primarily related to the increase in total GTV of 6% driven by a higher proportion of high value lots mainly in the US.

Online bidding

Across all channels, 100% of total GTV was purchased by online buyers in Q2 2021 and Q2 2020 which is a direct impact of the COVID-19 pandemic as we pivoted to 100% online bidding at our traditional live on site auctions where on site attendance was not permitted. As COVID 19-pandemic restrictions ease we will be considering a transition back to some measure of in-person attendance at our on site auction events in certain regions and plan to reintroduce in-person bidding for select large events, primarily in the United States.

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

Our Sales Force Productivity for the trailing 12-month period ended June 30, 2021 was $13.9 million per Revenue Producer compared to $12.2 million per Revenue Producer for the trailing 12-month period ended June 30, 2020.

Ritchie Bros.	39

A&M revenue

Total A&M revenue remained flat at $355.1 million in Q2 2021.

A&M revenue by geographical region are presented below:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
A&M Revenue by Geography
United States
Service revenue	111,047	115,796	(4)%	$233,958	$236,134	(1)%
Inventory sales revenue	53,853	72,196	(25)%	120,190	129,144	(7)%
A&M revenue- United States	164,900	187,992	(12)%	354,148	365,278	(3)%
Canada
Service revenue	75,964	67,357	13%	104,001	85,917	21%
Inventory sales revenue	7,928	19,126	(59)%	17,643	27,321	(35)%
A&M revenue- Canada	83,892	86,483	(3)%	121,644	113,238	7%
International
Service revenue	24,464	16,496	48%	44,271	32,340	37%
Inventory sales revenue	81,832	63,588	29%	131,305	88,578	48%
A&M revenue- International	106,296	80,084	33%	175,576	120,918	45%
Total
Service revenue	211,475	199,648	6%	382,230	354,391	8%
Inventory sales revenue	143,613	154,911	(7)%	269,138	245,043	10%
A&M total revenue	355,088	354,559	0%	651,368	599,434	9%

United States

In Q2 2021, service revenue decreased 4% primarily due to the 5% decrease in Service GTV. The decrease was also due to lower fees driven by a lower proportion of small value lots, lower document fees as a result of the decline in the total number of titled lots sold and lower online listing fees. These decreases were primarily offset by higher buyer fees driven by the new buyer fee structure as well as positive rate performance in our GovPlanet business.

For the first half of 2021, service revenue decreased 1% primarily due to the 2% decrease in Service GTV for the same reasons as discussed above, as well as lower fees earned from a non-repeating collector car event in Q1 2020.

In Q2 2021, inventory sales revenue decreased 25% primarily from lower volumes of inventory contracts sourced at our Fort Worth and Orlando auctions driven by lower mix of volumes of inventory contracts and an unfavourable supply environment, partially offset by higher pricing. These decreases in our US region based auctions were partially offset by increased volumes sold through our GovPlanet business as a result of the new non-rolling and rolling stock contracts effective June 1, 2021 and higher volumes due to the government shutdowns in prior year in response to COVID-19 pandemic.

For the first half of 2021, inventory sales revenue decreased 7% primarily due to lower volumes of inventory contracts at our Fort Worth and Orlando auctions, partially offset by positive performance at our Houston auction and higher activity with improved rates in our GovPlanet business.

Canada

In Q2 2021, service revenue increased 13% partially due to the 6% increase in Service GTV. The remaining increase was due to improved commission rates on both guarantee and straight commission contracts. In addition, the re-instatement of fees waived at the Canadian on-the-farm auctions in Q2 2020 as part of our COVID-19 pandemic response, higher buyer fees from the implementation of the new buyer fee structure and higher proportion of low value lots contributed to a positive performance.

For the first half of 2021, service revenue increased 21% partially due to 14% increase in Service GTV and also for the same reasons as discussed above.

In Q2 2021, inventory sales revenue decreased 59% primarily due to lower mix of inventory contracts and equipment supply constraints in the energy sector contributing to lower year-over-year performance in our Edmonton auction, lower rate performances and the non-repeat of several large energy inventory contracts.

Ritchie Bros.	40

For the first half of 2021, inventory sales revenue decreased 35% primarily for the same reasons as discussed above, offset by several large new deals in the construction sector with strong rate performances in our Montreal auction in Q1 2021.

International

In Q2 2021, service revenue increased 48% primarily due to the 42% increase in Service GTV. The remaining increase was due to higher buyer fees from the implementation of the new buyer fees structure and a higher buyer fee structure in Australia. These increases were partially offset by lower rates on our straight commission contracts.

For the first half of 2021, service revenue increased 37% primary due to the 31% increase in Service GTV primarily for the same reasons as discussed above.

In Q2 2021, Inventory sales revenue increased 29% driven by improved economic conditions, lifting of border restrictions, and easing of quarantine and travel requirements in Australia, Middle East and across several countries in Europe. We also saw improved performances in our auctions and an increase in the number of large private treaty deals in Australia.

For the first half of 2021, inventory sales revenue increased 48% primarily driven by the increases in Australia as discussed above, strong performances at our auctions across various countries in Europe with the addition of several new auctions. Improved economic conditions from the recovery of COVID-19 pandemic also contributed to the higher inventory revenue volumes.

Costs of services

A&M costs of services decreased 1% to $22.0 million in Q2 2021 compared to Q2 2020. This decrease was primarily driven by lower activity in line with lower GTV in the US, partially offset by higher costs to support the increased activity in our GovPlanet business and incremental costs to introduce the new satellite yards in Europe.

For the first half of 2021, A&M costs of services decreased 8% to $43.6 million primarily driven by cost savings in travel, advertising and promotion expense as a result of lower activity at our on site auctions due to the transition to online bidding, utilization of TAL solution and implementation of travel restrictions due to COVID-19 pandemic. The decrease was further driven by lower activity in the US and cost reductions in building, facilities and technology expenses due to the non-repeat of costs incurred to support our Q1 2020 collector car event. Offsetting these decreases were higher costs in our GovPlanet business and in International in line with increased activity.

Cost of inventory sold

A&M cost of inventory sold decreased 8% to $131.0 million in Q2 2021 compared to Q2 2020 primarily in line with the 7% decrease in inventory sales revenue. Cost of inventory sold decreased at a higher rate than the decrease in inventory sales revenue, indicating a slight increase in the revenue rates, primarily in our GovPlanet business.

For the first half of 2021, A&M cost of inventory sold increased 8% to $241.8 million primarily in line with the 10% increase in inventory sales revenue. Cost of inventory sold increased at a lower rate than the increase in inventory sales revenue, indicating an increase in the revenue rates, primarily in our GovPlanet business and the US region, partially offset by the International region.

SG&A expenses

A&M SG&A expenses increased 7% to $101.4 million in Q2 2021 compared to Q2 2020. The increase was primarily due to an unfavourable impact of foreign exchange fluctuation, higher wages, salaries and benefit expenses driven by higher headcount to support our growth initiatives. We also incurred higher advertising and promotion expenses to promote our global digital marketing efforts, and higher travel and entertainment costs as a result of increased travel as border and quarantine restrictions have started to ease. These increases were partially offset by lower short-term and long-term incentive costs including the non-repeat of a prior year one-time incentive accrual to employees during the COVID-19 pandemic.

For the first half of 2021, A&M segment SG&A expenses increased 11% to $205.8 million primarily due to an unfavourable impact of foreign exchange, higher wages, salaries and benefit expenses, and an increase in short-term and long-term incentive costs due to strong performance. We also saw increases in share based payments and severance costs. These increases were partially offset by lower travel, advertising and entertainment expenses as travel restrictions for the most part continued to be implemented since the beginning of Q2 2020.

Ritchie Bros.	41

Other Services Segment

Results of Other Services segment operations are presented below for the comparative reporting periods.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Service revenue	$41,273	$34,491	20%	$76,548	$62,871	22%
Ancillary and logistical service expenses	14,819	16,060	(8)%	27,088	28,818	(6)%
Other costs of services	2,238	1,198	87%	4,406	2,700	63%
SG&A expenses	10,402	6,073	71%	22,135	12,873	72%
Other services profit	$13,814	$11,160	24%	$22,919	$18,480	24%

In Q2 2021, Other Services revenue increased 20% to $41.3 million primarily due to the increase in revenue from Rouse of $6.2 million, and higher RBFS revenues of $3.3 million, offset by lower ancillary revenue of $3.3 million mainly due to lower fees earned on refurbishment, transportation and redeployment of assets in the US.

In the first half of 2021, Other Services revenue increased 22% to $76.5 million due to the increase in revenue from Rouse of $11.8 million, higher RBFS revenues of $5.2 million, and RB Logistics revenues of $1.3 million driven by higher inventory sales in Europe requiring logistics as border restrictions have slowly been lifted. This increase was partially offset by lower ancillary revenue of $4.9 million and lower asset appraisal services revenue of $1.2 million.

Rouse was acquired on December 8, 2020 and this is the second full quarter of revenue recognized since acquisition. As a result, our costs of services and SG&A expenses have also increased.

RBFS revenue increased 39% in Q2 2021, driven by higher funded volume and improved rate on fees earned from facilitating financing arrangements as well as the growth in our PurchaseSafe service to provide escrow services to private brokered transactions. Some of the positive performance in RBFS also benefited from the favourable impact of foreign exchange fluctuation, as well as from a larger dedicated sales team driving increase volumes compared to the first half of 2020. In Q2 2021, our funded volume, which represents the amount of lending brokered by RBFS, increased 41% to $197.4 million, and increased 25% when excluding the impact of foreign exchange. In the first half of 2021, our funded volume increased 34% to $344.0 million, and increased 22% when excluding the impact of foreign exchange.

In Q2 2021, Other Services profit increased 24% to $13.8 million driven by our Rouse, RBFS, and Mascus operations. In the first half of 2021, Other Services profit increased 24% to $22.9 million primarily due to the same reasons.

Additionally, in the first quarter of 2021 we launched a business version of our inventory management system (“ IMS”) which offers our customers an end-to-end asset management and disposition services, data analytics, dashboards, branded e-commerce sites and multiple external sales channels to help our customers achieve the best possible returns. We continue to grow the number of organizations activated on IMS. During the second quarter of 2021, the number of organizations activated on our IMS increased by 34% compared to the first quarter of 2021.

As we evolve to a marketplace, we will also facilitate retail and peer-to-peer auction events and equipment sale transactions via our online technology in exchange for hosting fees. During the second quarter of 2021, customers that used this service disposed of $36.3 million of assets, which is an increase of 155% from Q2 2020. For the first half of 2021, this service facilitated transactions of $79.3 million, a 102% increase as compared to prior year.

Ritchie Bros.	42

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities, which we renewed on August 14, 2020.

In the first half of 2021, our operational liquidity was not materially impacted by the COVID-19 pandemic. Today we believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. With future uncertainty due to COVID-19, we will continue to evaluate the nature and extent of any impacts to our liquidity as events unfold. Our future growth strategies continue to include but are not limited to the development of our A&M, RBFS, Rouse, and Mascus operating segments, as well as other growth opportunities including mergers and acquisitions.

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

Cash flows

	Six months ended June 30,
			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020
Cash provided by (used in):
Operating activities	$211,381	$198,324	7%
Investing activities	(23,303)	(148)	15,645%
Financing activities	(50,861)	(77,811)	(35)%
Effect of changes in foreign currency rates	(1,389)	(2,608)	(47)%
Net increase in cash, cash equivalents, and restricted cash	$135,828	$117,757	15%

Net cash provided by operating activities increased $13.1 million in the first half of 2021. This change was primarily due to increases in our net income and a net positive movement in our trade receivables related to the timing, size, and number of auctions over the comparative period. These increases were partially offset by negative cash flows driven by larger bonus payments, the timing of payments related to local payroll, consumption and income taxes, and an increase in inventory purchases related to our GovPlanet business over the comparative period.

Net cash used in investing activities increased $23.2 million in the first half of 2021. This change was due to lower cash proceeds from land sales and equity investments in the first half of 2021 compared to the first half of 2020. In the comparative period, we recognized net proceeds of $15.5 million on the sale of land in the United States, $4.2 million of proceeds on the distribution of equity investments, and $1.7 million of proceeds on contingent consideration from equity investments.

Net cash used in financing activities decreased $27.0 million in the first half of 2021. The primary driver of the change was that we did not do any share repurchases in the first half of 2021, whereas we spent $53.2 million in Q1 2020. Partially offsetting this change was a $9.0 million decrease in short-term debt draws, a $8.7 million decrease in cash generated from the issuance of share capital on exercise of stock options, and an increase of $5.8 million in withholding tax payments on the issuance of shares.

Dividend information

We declared a dividend of $0.22 per common share for each of the quarters ended June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021. We have declared, but not yet paid, a dividend of $0.25 per common share for the quarter ended June 30, 2021. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	43

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 140 bps to 11.4% for the 12-month period ending June 30, 2021 from 10.0% for the 12-month period ending June 30, 2020. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period. Return on invested capital (“ROIC”) (non-GAAP measure) increased 180 bps to 11.9% during the 12 months ended June 30, 2021 compared to 10.1% for the 12 months period ending June 30, 2020.

Credit facilities

On August 14, 2020, we entered into the amended and extended Credit Agreement. The Credit Agreement matures on October 27, 2023 and provides credit facilities totaling US$630.0 million with a syndicate of lenders comprising:

(1)	Multicurrency revolving facilities of up to US$530 Million (the “Revolving Facilities”), and,
(2)	A delayed-draw term loan facility of up to US$100 Million (the “Delayed-Draw Facility” and together with the Revolving Facilities, the “Facilities”).

Credit facilities at June 30, 2021 and December 31, 2020 were as follows:

(in U.S. $000's, except percentages)	June 30, 2021	December 31, 2020	% Change
Committed
Term loan facility	$95,910	$98,420	(3)%
Revolving credit facilities	540,000	540,000	—%
Total credit facilities	$635,910	$638,420	(0)%
Unused
Revolving credit facilities	448,348	455,124	(1)%
Total credit facilities unused	$448,348	$455,124	(1)%

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at June 30, 2021. Our debt covenants did not change as a result of amending our Credit Agreement.

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

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million worth of our common shares, approved by the Toronto Stock Exchange, over a period of 12 months, ending August 23, 2021. No share repurchases were made during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Ritchie Bros.	44

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience which takes into consideration the impact of COVID-19 pandemic related circumstances. As of June 30, 2021, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

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

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Operating income	$89,517	$88,800	1%	$134,019	$122,882	9%
Adjusted operating income*	$89,517	$88,800	1%	$134,019	$122,882	9%
(1)	Please refer to page 49 for a summary of adjusting items during the three and six months ended June 30, 2021 and June 30, 2020.
(2)	Adjusted operating income* represents operating income excluding the effects of adjusting items.

Ritchie Bros.	45

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

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except share and
per share data, and percentages)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Net income attributable to stockholders	$60,749	$53,043	15%	$88,937	$75,851	17%
Current income tax adjusting item:
Change in uncertain tax provision	—	766	(100)%	—	766	(100)%
Deferred tax adjusting item:
Change in uncertain tax provision	—	5,462	(100)%	—	5,462	(100)%
Adjusted net income attributable to stockholders*	$60,749	$59,271	2%	$88,937	$82,079	8%
Weighted average number of dilutive shares outstanding	111,334,184	109,323,343	2%	111,302,711	109,903,808	1%

Diluted earnings per share attributable to stockholders	$0.55	$0.49	12%	$0.80	$0.69	16%
Diluted adjusted EPS attributable to Stockholders*	$0.55	$0.54	2%	$0.80	$0.75	7%
(1)	Please refer to page 49 for a summary of adjusting items during the three and six months ended June 30, 2021 and June 30, 2020.
(2)	Adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Diluted adjusted EPS attributable to stockholders* is calculated by dividing adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Adjusted EBITDA*

We believe adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods.

The following table reconciles adjusted EBITDA* to net income, which is the most directly comparable GAAP measures in, or calculated from, our consolidated income statements:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
			2021 over			2021 over
(in U.S. $000's, except percentages)	2021	2020	2020	2021	2020	2020
Net income	$60,781	$53,119	14%	$88,920	$75,948	17%
Add: depreciation and amortization expenses	21,935	17,857	23%	43,005	37,150	16%
Add: interest expense	8,867	8,882	(0)%	17,813	18,064	(1)%
Less: interest income	(332)	(393)	(16)%	(634)	(1,063)	(40)%
Add: income tax expense	21,065	27,656	(24)%	29,484	33,304	(11)%
Adjusted EBITDA*	$112,316	$107,121	5%	$178,588	$163,403	9%
(1)	Please refer to page 49 for a summary of adjusting items during the three and six months ended June 30, 2021 and June 30, 2020.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.

Ritchie Bros.	46

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

	As at and for the 12 months ended June 30,
					% Change
(in U.S. $millions, except percentages)	2021		2020		2021 over 2020
Short-term debt	$35.2		$22.0		60%
Long-term debt	636.5		632.0		1%
Debt	671.7		654.0		3%
Less: Cash and cash equivalents	(301.8)		(389.7)		(23)%
Adjusted net debt*	369.9		264.3		40%
Net income	$183.3		$152.7		20%
Add: depreciation and amortization expenses	80.8		73.4		10%
Add: interest expense	35.3		38.4		(8)%
Less: interest income	(1.7)		(3.1)		(45)%
Add: income tax expense	61.7		52.9		17%
Pre-tax adjusting items:
Share-based payment expense recovery	—		(4.1)		(100)%
Acquisition-related costs	5.2		—		100%
Severance	4.3		—		100%
Adjusted EBITDA*	$368.9		$310.2		19%
Debt/net income	3.7	x	4.3	x	(14)%
Adjusted net debt*/adjusted EBITDA*	1.0	x	0.9	x	11%
(1)	Please refer to page 49 for a summary of adjusting items during the trailing 12-months ended June 30, 2021 and June 30, 2020.
(2)	Adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, and income tax expense, and subtracting interest income from net income excluding the pre-tax effects of adjusting items.
(3)	Adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt*/adjusted EBITDA* is calculated by dividing adjusted net debt* by adjusted EBITDA*.

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

The following table reconciles OFCF* to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	12 months ended June 30,
			% Change
(in U.S. $ millions, except percentages)	2021	2020	2021 over 2020
Cash provided by operating activities	$270.9	$370.8	(27)%
Property, plant and equipment additions	12.7	15.1	(16)%
Intangible asset additions	33.0	28.5	16%
Proceeds on disposition of property plant and equipment	(0.6)	(21.5)	(97)%
Net capital spending	$45.1	$22.1	104%
OFCF*	$225.8	$348.7	(35)%

(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	47

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

The following table reconciles adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended June 30,

			% Change
(in U.S. $millions, except percentages)	2021	2020	2021 over 2020
Net income attributable to stockholders	$183.2	$152.7	20%
Pre-tax adjusting items:
Share-based payment expense recovery	—	(4.1)	(100)%
Acquisition-related costs	5.2	—	100%
Severance	4.3	—	100%
Current income tax effect of adjusting items:
Acquisition-related costs	(1.3)	—	(100)%
Severance	(1.1)	—	(100)%
Current income tax adjusting item:
Change in uncertain tax provision	1.5	0.8	88%
Deferred tax adjusting item:
Change in uncertain tax provisions	—	5.5	(100)%
Adjusted net income attributable to stockholders*	$191.8	$154.9	24%
Opening long-term debt	$632.0	$704.9	(10)%
Ending long-term debt	636.5	632.0	1%
Average long-term debt	634.3	668.5	(5)%
Opening stockholders' equity	$899.1	$830.7	8%
Ending stockholders' equity	1,056.3	899.1	17%
Average stockholders' equity	977.7	864.9	13%
Average invested capital	$1,612.0	$1,533.4	5%

Return on average invested capital	11.4%	10.0%	140	bps
ROIC*	11.9%	10.1%	180	bps
(1)	Please refer to page 49 for a summary of adjusting items during the trailing 12-months ended June 30, 2021 and June 30, 2020.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as adjusted net income attributable to stockholders* divided by average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	48

Adjusting items during the trailing 12-months ended June 30, 2021 were:

Recognized in the second quarter of 2021

●	There were no adjustment items recognized in the second quarter of 2021.

Recognized in the first quarter of 2021

●	There were no adjustment items recognized in the first quarter of 2021.

Recognized in the fourth quarter of 2020

●	$5.2 million ($3.9 million after tax, or $0.04 per diluted share) of acquisition-related costs related to the acquisition of Rouse.
●	$1.5 million ($0.01 per diluted share) of current income tax expense recognized related to an unfavourable adjustment to reflect final regulations published in Q2 2020 regarding hybrid financing arrangements.

Recognized in the third quarter of 2020

●	$4.3 million ($3.2 million after tax, or $0.03 per diluted share) of severance costs related to the realignment of leadership to support the new global operations organization, in line with strategic growth priorities led by the new CEO.

Adjusting items during the trailing 12-months ended June 30, 2020 were:

Recognized in the second quarter of 2020

●	$6.2 million ($0.06 per diluted share) in current and deferred income tax expense related to an unfavourable adjustment to reflect final regulations published regarding hybrid financing arrangements.

Recognized in the first quarter of 2020

●	There were no adjustment items recognized in the first quarter of 2020.

Recognized in the fourth quarter of 2019

●	$4.1 million ($3.4 million after tax, or $0.03 per diluted share) in share-based payment expense recovery related to the departure of our former CEO.

Recognized in the third quarter of 2019

●	There were no adjustment items recognized in the third quarter of 2019.

Ritchie Bros.	49

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2021 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at June 30, 2021. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as at June 30, 2021, as a result of the material weaknesses described in Item 9A of the Form 10-K filed with the SEC on February 18, 2021 not having been remediated by the second quarter of 2021, the disclosure controls are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company completed the acquisition of Rouse on December 8, 2020 and Rouse’s total assets and revenues constituted 10.0% and 1.6%, respectively, of the Company’s total assets and revenues as shown in its consolidated financial statements as of and for the six month period ended June 30, 2021. As the acquisition occurred in the fourth quarter of 2020, the Company excluded Rouse from the scope of its assessment over the effectiveness of its internal control over financial reporting. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from its scope in the year of acquisition, if specified conditions are satisfied.

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

The Company is committed to maintaining a strong internal control environment. In order to address the material weaknesses in internal control over financial reporting noted above, management with oversight and direction from the Audit Committee and the Board of Directors, began the implementation of remediation steps and initiatives in 2021 to remediate the material weaknesses. These efforts have included the following actions:

~~-~~	engaged a third-party advisor, hired a Senior Sarbanes-Oxley (SOX) Consultant, and created a SOX program Steering Committee to support management with performing a root-cause analysis and implementing a remediation plan;

-	provided training over the execution and review of manual journal entries across all geographies, which included a focus on ensuring that accurate and appropriate documentation is retained to support the journal entry;

Ritchie Bros.	50

-	began conducting a series of revenue learning sessions to thoroughly review the business processes surrounding the occurrence and measurement of revenue, including the use of key reports, to drive the design and implementation of improved processes and controls;
-	implemented a series of new tools, checklists and control owner certifications, and improved our controls documentation, to enhance accountability and execution of controls;
-	increased capacity and resources by hiring additional experienced accounting personnel and making changes to certain control owners impacted by the material weaknesses; and
-	implemented additional monitoring procedures over the controls impacted.

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

As part of our continuous control improvement initiatives, and with the support of our advisors, we are also in the process of re-assessing and re-evaluating the design of our internal controls over financial reporting, which includes identifying ways in which we can automate some of our current manual processes.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting, as discussed above.

Ritchie Bros.	51

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

There were no material changes in risk factors during the three months or six months ended June 30, 2021.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million worth of our common shares, approved by the Toronto Stock Exchange, over a period of 12 months, ending August 23, 2021. No share repurchases were made during the six months ended June 30, 2021.

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

Ritchie Bros.	53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: August 5, 2021	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: August 5, 2021	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	54