Form 10-Q
period 2021-09-30
RITCHIE BROS AUCTIONEERS INC
filed 2021-11-04
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 110,549,124 common shares, without par value, outstanding as of November 3, 2021.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended September 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$214,193	$222,679	$672,971	$639,941
Inventory sales revenue	115,489	108,863	384,627	353,906
Total revenue	329,682	331,542	1,057,598	993,847

Operating expenses:
Costs of services	33,038	39,223	108,107	118,026
Cost of inventory sold	102,993	96,253	344,763	320,972
Selling, general and administrative expenses	108,578	110,186	336,475	309,203
Acquisition-related costs	10,255	—	16,226	—
Depreciation and amortization expenses	21,907	18,436	64,912	55,586
Gain on disposition of property, plant and equipment	(1,068)	(276)	(1,311)	(1,536)
Foreign exchange loss	360	336	788	1,330
Total operating expenses	276,063	264,158	869,960	803,581
Operating income	53,619	67,384	187,638	190,266

Interest expense	(8,807)	(8,737)	(26,620)	(26,801)
Other income, net	602	2,280	2,800	6,714
Income before income taxes	45,414	60,927	163,818	170,179

Income tax expense	13,057	15,437	42,541	48,741
Net income	$32,357	$45,490	$121,277	$121,438

Net income attributable to:
Stockholders	$32,336	$45,387	$121,273	$121,239
Non-controlling interests	21	103	4	199
Net income	$32,357	$45,490	$121,277	$121,438

Earnings per share attributable to stockholders:
Basic	$0.29	$0.42	$1.10	$1.11
Diluted	$0.29	$0.41	$1.09	$1.10

Weighted average number of shares outstanding:
Basic	110,410,172	109,018,469	110,233,851	108,887,026
Diluted	111,391,396	110,369,718	111,333,247	110,060,712

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$32,357	$45,490	$121,277	$121,438
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(8,859)	12,549	(17,751)	7,445
Total comprehensive income	$23,498	$58,039	$103,526	$128,883

Total comprehensive income (loss) attributable to:
Stockholders	$23,487	$57,910	$103,546	$128,654
Non-controlling interests	11	129	(20)	229
	$23,498	$58,039	$103,526	$128,883

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets

Cash and cash equivalents	$362,612	$278,766
Restricted cash	105,742	28,129
Trade and other receivables	253,715	135,001
Less: allowance for credit losses	(4,138)	(5,467)
Inventory	64,201	86,278
Other current assets	31,796	27,274
Income taxes receivable	11,484	6,797
Total current assets	825,412	556,778

Property, plant and equipment	466,162	492,127
Other non-current assets	149,819	147,608
Intangible assets	285,148	300,948
Goodwill	837,708	840,610
Deferred tax assets	12,100	13,458
Total assets	$2,576,349	$2,351,529

Liabilities and Equity

Auction proceeds payable	$428,555	$214,254
Trade and other payables	228,939	243,786
Income taxes payable	5,033	17,032
Short-term debt	18,481	29,145
Current portion of long-term debt	1,172	10,360
Total current liabilities	682,180	514,577

Long-term debt	632,520	626,288
Other non-current liabilities	153,560	153,000
Deferred tax liabilities	45,732	45,265
Total liabilities	1,513,992	1,339,130

Commitments and Contingencies (Note 21 and Note 22 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 110,467,596 (December 31, 2020: 109,876,428)	219,609	200,451
Additional paid-in capital	57,595	49,171
Retained earnings	836,759	791,918
Accumulated other comprehensive loss	(52,022)	(34,295)
Stockholders' equity	1,061,941	1,007,245
Non-controlling interest	416	5,154
Total stockholders' equity	1,062,357	1,012,399
Total liabilities and equity	$2,576,349	$2,351,529

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Three months ended September 30, 2021	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, June 30, 2021	110,366,808	$215,666	$51,800	$832,037	$(43,173)	$5,097	$1,061,427
Net income	—	—	—	32,336	—	21	32,357
Other comprehensive loss	—	—	—	—	(8,849)	(10)	(8,859)
	—	—	—	32,336	(8,849)	11	23,498
Stock option exercises	100,703	3,942	(725)	—	—	—	3,217
Issuance of common stock related to vesting of share units	85	1	(7)	—	—	—	(6)
Acquisition of remaining interest in NCI	—	—	(672)	69	—	(4,692)	(5,295)
Share-based continuing employment costs related to business combination	—	—	2,707	—	—	—	2,707
Stock option compensation expense	—	—	2,133	—	—	—	2,133
Equity-classified share units expense	—	—	2,283	—	—	—	2,283
Equity-classified share units dividend equivalents	—	—	76	(76)	—	—	—
Cash dividends paid	—	—	—	(27,607)	—	—	(27,607)
Balance, September 30, 2021	110,467,596	$219,609	$57,595	$836,759	$(52,022)	$416	$1,062,357

Three months ended September 30, 2020

Balance, June 30, 2020	108,630,537	$169,255	$47,958	$746,048	$(64,207)	$5,254	$904,308
Net income	—	—	—	45,387	—	103	45,490
Other comprehensive income	—	—	—	—	12,523	26	12,549
	—	—	—	45,387	12,523	129	58,039
Stock option exercises	751,268	26,470	(5,701)	—	—	—	20,769
Issuance of common stock related to vesting of share units	86	2	(7)	—	—	—	(5)
Stock option compensation expense	—	—	1,671	—	—	—	1,671
Equity-classified share units expense	—	—	4,138	—	—	—	4,138
Equity-classified share units dividend equivalents	—	—	194	(194)	—	—	—
Cash dividends paid	—	—	—	(24,053)	—	—	(24,053)
Balance, September 30, 2020	109,381,891	$195,727	$48,253	$767,188	$(51,684)	$5,383	$964,867

Ritchie Bros.	4

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Nine months ended September 30, 2021	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, December 31, 2020	109,876,428	$200,451	$49,171	$791,918	$(34,295)	$5,154	$1,012,399
Net income	—	—	—	121,273	—	4	121,277
Other comprehensive loss	—	—	—	—	(17,727)	(24)	(17,751)
	—	—	—	121,273	(17,727)	(20)	103,526
Stock option exercises	411,856	17,099	(3,184)	—	—	—	13,915
Issuance of common stock related to vesting of share units	234,822	2,059	(11,384)	—	—	—	(9,325)
Acquisition of remaining interest in NCI	—	—	(672)	70	—	(4,614)	(5,216)
Share-based continuing employment costs related to business combination	(55,510)	—	7,938	—	—	—	7,938
Stock option compensation expense	—	—	5,903	—	—	—	5,903
Equity-classified share units expense	—	—	9,465	—	—	—	9,465
Equity-classified share units dividend equivalents	—	—	358	(358)	—	—	—
Cash dividends paid	—	—	—	(76,144)	—	(104)	(76,248)
Balance, September 30, 2021	110,467,596	$219,609	$57,595	$836,759	$(52,022)	$416	$1,062,357

Nine months ended September 30, 2020

Balance, December 31, 2019	109,337,781	$194,771	$52,110	$714,051	$(59,099)	$5,154	$906,987
Net income	—	—	—	121,239	—	199	121,438
Other comprehensive income	—	—	—	—	7,415	30	7,445
	—	—	—	121,239	7,415	229	128,883
Stock option exercises	1,430,545	50,611	(10,417)	—	—	—	40,194
Issuance of common stock related to vesting of share units	138,877	3,515	(7,459)	—	—	—	(3,944)
Stock option compensation expense	—	—	4,401	—	—	—	4,401
Equity-classified share units expense	—	—	9,155	—	—	—	9,155
Equity-classified share units dividend equivalents	—	—	463	(463)	—	—	—
Cash dividends paid	—	—	—	(67,639)	—	—	(67,639)
Shares repurchased	(1,525,312)	(53,170)	—	—	—	—	(53,170)
Balance, September 30, 2020	109,381,891	$195,727	$48,253	$767,188	$(51,684)	$5,383	$964,867

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Nine months ended September 30,	2021	2020
Cash provided by (used in):
Operating activities:
Net income	$121,277	$121,438
Adjustments for items not affecting cash:
Depreciation and amortization expenses	64,912	55,586
Share-based payments expense	23,306	13,556
Deferred income tax expense	2,228	8,250
Unrealized foreign exchange (gain) loss	(98)	2,049
Gain on disposition of property, plant and equipment	(1,311)	(1,536)
Amortization of debt issuance costs	2,155	2,375
Amortization of right-of-use assets	9,458	9,194
Gain on contingent consideration from equity investment	—	(1,700)
Other, net	2,253	2,427
Net changes in operating assets and liabilities	79,938	53,912
Net cash provided by operating activities	304,118	265,551
Investing activities:
Acquisition of Rouse, net of cash acquired	728	—
Property, plant and equipment additions	(6,984)	(9,865)
Proceeds on disposition of property, plant and equipment	1,667	16,277
Intangible asset additions	(25,601)	(19,886)
Issuance of loans receivable	(2,622)	(2,985)
Repayment of loans receivable	436	355
Distribution from equity investment	—	4,212
Proceeds on contingent consideration from equity investment	—	1,700
Net cash used in investing activities	(32,376)	(10,192)
Financing activities:
Share repurchase	—	(53,170)
Dividends paid to stockholders	(76,144)	(67,639)
Acquisition of remaining interest in NCI	(5,556)	—
Dividends paid to NCI	(104)	—
Proceeds from exercise of options and share option plans	13,915	40,194
Payment of withholding taxes on issuance of shares	(9,160)	(3,870)
Net increase (decrease) in short-term debt	(9,271)	13,442
Repayment of long-term debt	(5,328)	(11,134)
Debt issue costs	(3,163)	(2,038)
Repayment of finance lease obligations	(8,445)	(6,927)
Net cash used in financing activities	(103,256)	(91,142)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(7,027)	5,826
Increase	161,459	170,043
Beginning of period	306,895	420,256
Cash, cash equivalents, and restricted cash, end of period	$468,354	$590,299

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

1.    General information

Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”, “Ritchie Bros.”, “we”, “us”, or “our”) provide a marketplace for insights, services and transaction solutions for commercial assets. The Company offers its customers end-to-end transaction solutions for used commercial and other durable assets through its omnichannel platform, which includes auctions, online marketplaces, listing services, and private brokerage services. The Company also offers a wide array of value-added services connected to commercial assets as well as asset management software and data as a service solutions to help customers make more accurate and reliable business decisions. Ritchie Bros. Auctioneers Incorporated is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”).

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which quickly spread throughout the world. The extent of the ongoing impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of the pandemic in light of new variants, timing of mass vaccine distribution, and any related restrictions implemented by governments in various jurisdictions, as well as supply and demand impacts driven by our consignor and buyer base, all of which are uncertain and cannot be easily predicted. Given the evolving nature of this situation, the Company cannot currently reasonably estimate the impacts of COVID-19 on its business operations, results of operations, cash flows or financial performance.

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

The Company accepts equipment and other assets on consignment and stimulates buyer interest through professional marketing techniques and by matching sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering an item for sale on its online marketplaces, the Company also performs inspections.

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

With the final acceptance of the winning bid, the highest bidder becomes legally obligated to pay the full purchase price, which is the winning bid of the property purchased, and the seller is legally obligated to relinquish the property in exchange for the winning bid price less any seller’s commissions. Commission and fee revenue are recognized on the date of the auction sale upon the final acceptance of the winning bid.

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

The equipment condition certification provides that a buyer may file a written dispute claim during an eligible dispute period for consideration and resolution at the sole determination of the Company if the purchased equipment is not substantially in the condition represented in the inspection report. Typically, disputes under the equipment condition certification program are settled with minor repairs or additional services, such as washing or detailing the item; the estimated costs of such items or services are included in the provision for disputes.

Commission revenue is recorded net of commissions owed to third parties, which are principally the result of situations when the commission is shared with a consignor in an auction guarantee risk and reward sharing arrangement.

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

Share unit plans

The Company has a senior executive performance share unit (“PSU”) plan and an employee PSU plan that provides for the award of PSUs to certain senior executives and employees, respectively, of the Company. The Company has the option to settle certain share unit awards in cash or shares and expects to settle them in shares. The cost of PSUs granted is measured at the fair value of the underlying PSUs at the grant date. PSUs vest based on the passage of time and achievement of performance criteria or market conditions. Share-based compensation expense for PSUs with a market condition is recognized regardless of whether the market condition is satisfied subject to continuing service over the requisite service period.

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

Stock option plans

The Company has three stock option compensation plans that provide for the award of stock options to selected employees, directors and officers of the Company. The cost of options granted is measured at the fair value of the underlying option at the grant date. The fair value of options expected to vest under these plans is expensed over the respective remaining service period of the individual awards, on an accelerated recognition basis, with the corresponding increase to APIC recorded in equity. Upon exercise, any consideration paid on exercise of the stock options and amounts fully amortized in APIC are credited to the common shares.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. The Company includes lease payments for renewal or termination options in its determination of lease term, ROU asset, and lease liability when it is reasonably certain that the Company will exercise these options. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in costs of services and selling, general and administrative ("SG&A") expenses.

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

(j) Business combinations

Business combinations are accounted for using the acquisition method. The purchase price is determined based on the fair value of the assets transferred, liabilities incurred, and equity interest issued, after considering any transactions that are separate from the business combination. The Company allocates the aggregate of the fair value of the purchase consideration transferred to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition, with any excess recorded as goodwill. The fair value determinations require judgment and may involve the use of significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized as to the assets and liabilities assumed, with the corresponding offset to goodwill, in the period in which the adjustment amounts are determined. Acquisition-related costs associated with the acquisition are expensed as incurred.

Ritchie Bros.	12

2.    Significant accounting policies (continued)

(k) New and amended accounting standards

In March 2020, the FASB issued an update to ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which addresses the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for all entities as of March 12, 2020 through to December 31, 2022. If elected, and if certain criteria are met, this ASU requires less accounting analysis and recognition for modifications related to reference rate reform. The update issued provides optional expedients and exceptions for applying US GAAP to contract modifications, hedging relationships, derivatives and other transactions affected by the reference rate reform that reference LIBOR or another reference rate expected to be discontinued.

It was announced in March 2021 that LIBOR rates are expected to cease to be published as early as December 31, 2021 and as late as June 30, 2023 depending on the jurisdiction and the term of the rate. Our Credit Agreement (Note 16), which references LIBOR, was modified on September 21, 2021. The modification included an amendment to include customary provisions to provide for the eventual replacement of LIBOR that have been established as the secured overnight financing rate (SOFR), the Sterling Overnight Interbank Average Rate (SONIA), the euro short-term rate (€STR), Euro Interbank Offered rate (EURIBOR) and the Tokyo Interbank Offered Rate (TIBOR). The Company did not apply the optional expedient permitted under the standards as, in addition to the provisions to provide for the eventual replacement of LIBOR, other terms and conditions in the Credit Agreement were also modified and amended. As a result, the adoption of the ASU and the recent updates have not and are not expected to have a material impact on our consolidated financial statements.

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

Judgments, estimates and underlying assumptions are evaluated on an ongoing basis by management and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. However, existing circumstances and assumptions about future developments may change due to market changes or circumstances and such changes are reflected in the assumptions when they occur. Significant items subject to estimates include the recoverable amounts of goodwill and indefinite-lived intangible assets, the useful lives of long-lived assets and finite-lived intangible assets, share-based compensation, share-based continuing employment costs, the determination of lease term and lease liabilities, deferred income taxes, reserves for tax uncertainties, and other contingencies. Accounting for business combinations requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Such estimates of fair value may require valuation methods which use significant estimates and assumptions. At the acquisition of Rouse Services LLC (“Rouse”), we estimated the fair value of the intangible assets acquired, using a valuation method, which required management to make estimates with respect to expected future cash flows and growth rates, gross margins, attrition rates, royalty rates, discount rates, terminal value, and forecast period. The Company based these estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions that it believes are reasonable, including assumptions as to future events.

As of September 30, 2021, the Company performed a qualitative assessment of the A&M, Rouse, and Mascus reporting units and the Company concluded there were no indicators of impairment.

4.    Seasonality

The Company’s operations are both seasonal and event driven. Revenues tend to be the highest during the second and fourth calendar quarters as the Company generally conducts more auctions during these quarters. Volumes tend to also be lower during the third quarter, as supply of used equipment is lower as it is actively being used and not available for sale. Late December through mid-February and mid-July through August are traditionally less active periods.

The restrictions imposed and effects of the overall economic environment as a result of the COVID-19 pandemic have impacted and may continue to impact these trends.

Ritchie Bros.	13

5.   Business combinations

(a)	Rouse acquisition

On December 8, 2020, the Company acquired all of the issued and outstanding units of Rouse for a total purchase price of $251,724,000. The Company paid cash consideration of $250,265,000, of which $2,169,000 was placed in escrow. In the second quarter of 2021, the Company received a post-closing release from escrow of $728,000 related to net working capital adjustments, resulting in total net cash consideration paid of $249,537,000.

Rouse is a leading provider of construction equipment market data intelligence and performance benchmarking solutions. Rouse provides appraisals to asset-backed lenders and market intelligence and software to rental companies, contractors and dealers to optimize the used equipment sales process, and comparisons of rental rates, utilization, and other key performance metrics to industry benchmarks for rental companies and dealers. The combination of Rouse with the Company is expected to enhance the data analytics and service offerings available to customers.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the fair value of consideration transferred at the date of acquisition, as well as the final purchase price allocation of the fair value of assets acquired and liabilities assumed.

December 8, 2020
Total cash consideration paid	$249,537
Equity consideration paid for pre-combination services	1,459
Final purchase price	$250,996

Rouse purchase price allocation

December 8, 2020
Purchase price	$250,996

Assets acquired:
Cash and cash equivalents	$226
Trade and other receivables	4,601
Other current assets	159
Property, plant and equipment	1,171
Other non-current assets	3,741
Deferred tax assets	7,584
Intangible assets	79,300

Liabilities assumed:
Trade and other payables	5,630
Other non-current liabilities	3,188
Deferred tax liabilities	936

Fair value of identifiable net assets acquired	87,028
Goodwill acquired on acquisition	$163,968

Ritchie Bros.	14

5.   Business combinations (continued)

Rouse purchase price allocation (continued)

The following table summarizes the fair values of the identifiable intangible assets acquired:

	Fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	$71,000	15 years
Software and technology assets	7,500	4 years
Trade names and trademarks	800	2 years
Total	$79,300	13.8 years

During the quarter ended March 31, 2021, the Company recorded an adjustment of $603,000 to increase the liabilities assumed and increase the goodwill acquired on acquisition. During the quarter ended June 30, 2021, the Company finalized the net working capital adjustment under the purchase agreement and reduced the purchase price by $728,000. The Company also recorded an adjustment of $1,677,000 to reduce the liabilities assumed on acquisition. These measurement period adjustments, since acquisition, resulted in a total net decrease to goodwill of $1,802,000.

The purchase price allocation was finalized on June 30, 2021. At September 30, 2021, $1,169,000 continues to be held in escrow until December 4, 2021 or until such date that a joint decision is made for the funds to be released.

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

Transactions recognized separately from the acquisition of assets and assumption of liabilities

At the date of acquisition, the Company issued 312,193 common shares to certain previous unitholders of Rouse in return for their continuing employment service. The common shares are expected to vest at various vesting dates over a three-year period from the date of acquisition as continuing employment services are provided to the Company. At the date of acquisition, the Company estimated that it will recognize a total fair value of $20,735,000 of share-based continuing employment costs in acquisition-related costs over the vesting period, with an increase to additional paid-in capital, subject to continuing employment of those individuals. As and when the common shares vest, the Company will recognize the fair value of the issued common shares from additional paid-in capital to share capital.

During the three month period ended March 31, 2021, one of the previous unitholders of Rouse, who became an employee of the Company after the acquisition, terminated their employment contract, which resulted in the forfeiture of 55,510 shares as no vesting conditions had been achieved and reversal of share based continuing employment costs of $98,000. As a result, at September 30, 2021, the number of common shares expected to vest is 256,683 and the total unrecognized fair value of the share-based continuing employment costs expected to be recognized is $9,191,000 (Note 18).

During the quarter ended September 30, 2021, the Company recorded $3,021,000 in acquisition-related costs for legal, advisory, integration and other professional fees, which included $2,707,000 of share-based continuing employment costs.

Ritchie Bros.	15

5.   Business combinations (continued)

(b)	Euro Auctions acquisition

On August 9, 2021, the Company, through its indirect wholly owned subsidiary Ritchie Bros UK. Holdings Ltd, entered into a Sale and Purchase Agreement (“SPA”) pursuant to which it has agreed to purchase Euro Auctions Limited and its subsidiaries, William Keys & Sons Holdings Limited and its subsidiaries, Equipment & Plant Services Ltd, and Equipment Sales Ltd. (collectively, “Euro Auctions”), each being private limited companies incorporated in Northern Ireland (the “Euro Auctions Acquisition”).

Under the terms of the SPA, the Company will acquire all of the outstanding shares of Euro Auctions from their existing shareholders for approximately £775,000,000 (approximately $1.04 billion) cash consideration, to be paid on closing. The Euro Auctions acquisition is subject to regulatory clearances and the satisfaction of other customary closing conditions, including obtaining of antitrust clearance in the United Kingdom. Euro Auctions are providers of unreserved auction services in the commercial assets space with operations in the United Kingdom, the United Arab Emirates, Australia and the United States.

In connection with the execution of the SPA, the Company also obtained a financing commitment letter (“Commitment Letter”), dated August 8, 2021 from Goldman Sachs Bank USA (“GS Bank”) pursuant to which GS Bank and certain other financial institutions committed to provide a $530 million senior secured revolving credit facility and a $100 million senior secured term loan facility (together, the “Bank Commitments”), and a senior unsecured bridge loan facility up to $1,150 million (the “Bridge Commitment”). On September 21, 2021, the Company amended its existing Credit Agreement (Note 16) and thereby cancelled the Bank Commitments. Further, the Bridge Commitment was reduced by $200 million. The remaining aggregate principal amount of the total financing commitment from GS Bank was reduced from $1,150 million to $950 million.

GS Bank is also acting as the Company’s financial adviser with respect to the Euro Auctions Acquisition. Consideration of $15,000,000 is payable to GS Bank in respect of such services, contingent on consummation of the acquisition. GS Bank also agrees to credit (or, at GS Bank’s option, refund) $2,000,000 of the transaction fee, to the extent paid, against any further transaction fee that becomes payable to GS Bank in connection with it acting in connection with a financing transaction as described above. These costs have not been recognized as at September 30, 2021. The fee of $15,000,000 (or $13,000,000, net of any amounts credited) will be expensed as acquisition-related costs when it is recognized.

During the quarter ended September 30, 2021, the Company incurred $6,133,000 in acquisition-related expenses for the acquisition of the Euro Auctions.

(c) SmartEquip acquisition

On September 24, 2021, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire SmartEquip, a Delaware, United States corporation. SmartEquip has a multi-manufacturer platform that provides customers with real-time service and diagnostic support, dynamically customized, via serial number, to each asset in their fleet, and enables the electronic procurement of parts from original equipment manufacturers and their dealers.

On November 2, 2021, the Company closed the acquisition of SmartEquip and issued a total of 63,971 common shares to certain of the former shareholders of SmartEquip.

Under the terms of the Merger Agreement, the Company acquired all of the issued and outstanding common shares of SmartEquip for $175,000,000, subject to certain adjustments, including for working capital, indebtedness, and SmartEquip’s transaction expenses. The purchase price was paid in cash, with the exception of a portion of the consideration payable to certain of SmartEquip’s shareholders who are entering into employment agreements with the Company, which was paid in common shares of the Company.

During the quarter ended September 30, 2021, the Company incurred $1,101,000 in acquisition-related expenses for the acquisition of SmartEquip.

Ritchie Bros.	16

6.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live on site auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Rouse, Ritchie Bros. Financial Services (“RBFS”), Mascus online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, Asset Appraisal Services, and Ritchie Bros. Logistical Services (“RB Logistics”).

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$178,344	$35,849	$214,193	$560,573	$112,398	$672,971
Inventory sales revenue	115,489	—	115,489	384,627	—	384,627
Total revenue	$293,833	$35,849	$329,682	$945,200	$112,398	$1,057,598
Costs of services	19,751	13,287	33,038	63,326	44,781	108,107
Cost of inventory sold	102,993	—	102,993	344,763	—	344,763
Selling, general and administrative expenses ("SG&A")	96,194	12,384	108,578	301,956	34,519	336,475
Segment profit	$74,895	$10,178	$85,073	$235,155	$33,098	$268,253
Acquisition-related costs			10,255			16,226
Depreciation and amortization expenses ("D&A")			21,907			64,912
Gain on disposition of property, plant and equipment ("PPE")			(1,068)			(1,311)
Foreign exchange loss			360			788
Operating income			$53,619			$187,638
Interest expense			(8,807)			(26,620)
Other income, net			602			2,800
Income tax expense			(13,057)			(42,541)
Net income			$32,357			$121,277

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$188,949	$33,730	$222,679	$543,340	$96,601	$639,941
Inventory sales revenue	108,863	—	108,863	353,906	—	353,906
Total revenue	$297,812	$33,730	$331,542	$897,246	$96,601	$993,847
Costs of services	21,733	17,490	39,223	69,018	49,008	118,026
Cost of inventory sold	96,253	—	96,253	320,972	—	320,972
SG&A expenses	103,933	6,253	110,186	290,077	19,126	309,203
Segment profit	$75,893	$9,987	$85,880	$217,179	$28,467	$245,646
D&A expenses			18,436			55,586
Gain on disposition of PPE			(276)			(1,536)
Foreign exchange loss			336			1,330
Operating income			$67,384			$190,266
Interest expense			(8,737)			(26,801)
Other income, net			2,280			6,714
Income tax expense			(15,437)			(48,741)
Net income			$45,490			$121,438

The chief operating decision maker “CODM” does not evaluate the performance of the Company’s operating segments or assess allocation of resources based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

Ritchie Bros.	17

6.    Segmented information (continued)

The Company’s geographic breakdown of total revenue is as follows:

	United
	States	Canada	Europe	Other	Consolidated
Total revenue for the three months ended:
September 30, 2021	$173,137	$55,925	$40,620	$60,000	$329,682
September 30, 2020	177,883	58,059	41,891	53,709	331,542
Total revenue for the nine months ended:
September 30, 2021	$563,941	203,093	$143,263	$147,301	$1,057,598
September 30, 2020	573,001	191,692	115,659	113,495	993,847

7.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Service revenue:
Commissions	$110,275	$112,762	$343,584	$331,711
Fees	103,918	109,917	329,387	308,230
	214,193	222,679	672,971	639,941
Inventory sales revenue	115,489	108,863	384,627	353,906
	$329,682	$331,542	$1,057,598	$993,847

8.    Operating expenses

Costs of services

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Ancillary and logistical service expenses	$11,433	$16,550	$38,521	$45,368
Employee compensation expenses	12,182	11,442	37,567	35,057
Buildings, facilities and technology expenses	2,496	1,653	7,501	7,768
Travel, advertising and promotion expenses	3,205	4,782	13,022	17,518
Other costs of services	3,722	4,796	11,496	12,315
	$33,038	$39,223	$108,107	$118,026

SG&A expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Wages, salaries and benefits	$66,880	$69,862	$215,867	$194,403
Share-based compensation expense	5,627	8,568	16,945	17,329
Buildings, facilities and technology expenses	18,213	15,901	53,035	46,108
Travel, advertising and promotion expenses	6,541	5,479	18,527	20,565
Professional fees	6,323	4,546	16,557	13,570
Other SG&A expenses	4,994	5,830	15,544	17,228
	$108,578	$110,186	$336,475	$309,203

Ritchie Bros.	18

8.    Operating expenses (continued)

Depreciation and amortization expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation expense	$8,127	$7,705	$24,309	$23,278
Amortization expense	13,780	10,731	40,603	32,308
	$21,907	$18,436	$64,912	$55,586

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

For the three months ended September 30, 2021, income tax expense was $13,057,000, compared to an income tax expense of $15,437,000 for the same period in 2020. The effective tax rate was 29% in the third quarter of 2021, compared to 25% in the third quarter of 2020.

The effective tax rate increased in the three months ended September 30, 2021, compared to the three months ended September 30, 2020 primarily due a decrease in deductible stock options exercised and a greater estimate of non-deductible expenses. Partially offsetting this increase was lower income taxes related to tax uncertainties.

For the nine months ended September 30, 2021, income tax expense was $42,541,000, compared to an income tax expense of $48,741,000 for the same period in 2020. The effective tax rate was 26% for the nine months ended September 30, 2021, compared to 29% for the nine months ended September 30, 2020.

The effective tax rate decreased in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 primarily due to a decrease in the estimate of non-deductible expenses, a higher tax deduction for share unit expenses in excess of compensation expense and lower income taxes related to tax uncertainties. Partially offsetting this decrease was a higher estimate of income taxed in jurisdictions with higher tax rates and lower deduction for stock options exercised.

On April 8, 2020, the United States Department of Treasury and the Internal Revenue Service (“IRS”) clarified income tax benefits related to hybrid financing arrangements would not be deductible (“Hybrid Interest”). The lower estimate of non-deductible expenses is primarily due to the net income tax benefits of approximately $6,228,000 in the twelve months ended December 31, 2019, which were no longer deductible and accordingly were reversed in the nine months ended September 30, 2020.

The Canada Revenue Agency (“CRA”) is currently conducting an audit of the Company’s 2014 and 2015 taxation years. Management believes that the Company is in full compliance with Canadian tax laws. However, there can be no assurance that the CRA will not challenge the manner in which the Company has filed its income tax returns and reported its income. In the event that the CRA challenges the manner in which the Company has filed its tax returns and reported its income, the Company will have the option to appeal any such decision. If the Company is not successful, however, the CRA audit could potentially result in additional income taxes, penalties and interest, which could have a material adverse effect on the Company.

Ritchie Bros.	19

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

	Three months ended			Nine months ended
	September 30, 2021			September 30, 2021
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$32,336	110,410,172	$0.29	$121,273	110,233,851	$1.10
Effect of dilutive securities:
Share units	—	324,218	—	—	408,574
Stock options	—	657,006	—	—	690,822	(0.01)
Diluted	$32,336	111,391,396	$0.29	$121,273	111,333,247	$1.09

	Three months ended			Nine months ended
	September 30, 2020			September 30, 2020
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$45,387	109,018,469	$0.42	$121,239	108,887,026	$1.11
Effect of dilutive securities:
Share units	—	548,859	—	—	519,915	—
Stock options	—	802,390	(0.01)	—	653,771	(0.01)
Diluted	$45,387	110,369,718	$0.41	$121,239	110,060,712	$1.10

Ritchie Bros.	20

11.    Supplemental cash flow information

Nine months ended September 30,	2021	2020
Trade and other receivables	$(120,160)	$(185,899)
Inventory	16,926	3,938
Advances against auction contracts	3,132	6,566
Prepaid expenses and deposits	1,671	2,184
Income taxes receivable	(4,923)	1,191
Auction proceeds payable	217,423	213,596
Trade and other payables	(13,684)	20,675
Income taxes payable	(12,278)	4,179
Operating lease obligation	(9,000)	(8,809)
Other	831	(3,709)
Net changes in operating assets and liabilities	$79,938	$53,912

Nine months ended September 30,	2021	2020
Interest paid, net of interest capitalized	$31,054	$31,173
Interest received	1,010	1,775
Net income taxes paid	56,016	32,750

Non-cash purchase of property, plant and equipment under finance lease	6,173	8,431
Non-cash right of use assets obtained (reassessed) in exchange for new lease obligations	13,545	595

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$362,612	$278,766
Restricted cash	105,742	28,129
Cash, cash equivalents, and restricted cash	$468,354	$306,895

12.    Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

Ritchie Bros.	21

12.    Fair value measurement (continued)

		September 30, 2021		December 31, 2020
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$362,612	$362,612	$278,766	$278,766
Restricted cash	Level 1	105,742	105,742	28,129	28,129
Loan receivables	Level 2	7,889	8,302	5,798	6,438
Short-term debt	Level 2	18,481	18,481	29,145	29,145
Long-term debt
Senior unsecured notes	Level 1	494,078	511,875	492,734	514,219
Term loan	Level 2	93,232	93,762	97,812	98,420
Long-term revolver loan	Level 2	46,382	46,442	46,102	46,184

The carrying value of the Company’s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, loan receivables maturing within a year, auction proceeds payable, trade and other payables, and short-term debt approximate their fair values due to their short terms to maturity. The fair value of the loan receivables with a maturity date greater than one year is determined by estimating discounted cash flows using market rates. The carrying value of the term loan and long-term revolver loan, before deduction of deferred debt issue costs, approximate their fair value as the interest rates on the loans are short-term in nature. The fair value of the senior unsecured notes is determined by reference to a quoted market price.

13.    Trade receivables

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. The following table presents the activity in the allowance for expected credit losses for the period ended September 30, 2021:

Balance, December 31, 2020	$(5,467)
Current period provision	(392)
Write-offs charged against the allowance	1,721
Balance, September 30, 2021	$(4,138)

Ritchie Bros.	22

14.    Other current assets

	September 30,	December 31,
	2021	2020
Advances against auction contracts	$3,107	$6,487
Assets held for sale	7,067	—
Prepaid expenses and deposits	21,622	20,787
	$31,796	$27,274

Assets held for sale

Balance, December 31, 2020	$—
Reclassified from property, plant and equipment	7,308
Disposal	(241)
Balance, September 30, 2021	$7,067

On August 13, 2021, the Company entered into an agreement to sell a parcel of land including all buildings, in Bolton, Ontario. The selling price for the Bolton property is approximately $170,000,000 ($210,000,000 CAD) and is subject to certain closing adjustments. The Company also anticipates that it will incur approximately $1,500,000 in selling costs. The Company intends to relocate its auction operation from the Bolton property to a replacement property located in Amaranth, Ontario. The closing of the sale of the Bolton property is conditioned upon, among other customary closing conditions, the Company receiving: (i) zoning and other governmental approvals necessary for the construction and development of the replacement property and (ii) confirmation from the vendor of the replacement property that it has satisfied its conditions under a separate agreement of purchase and sale with respect to the replacement property. These conditions must be satisfied or waived by the Company by April 1, 2022 and are subject to an extension that shall not extend past October 1, 2022. In addition, upon closing of the sale of the Bolton property, the Company intends to lease the Bolton property for a period of two years and has an option to renew the lease for two additional one-year periods, until such time as the replacement property is available for relocation of the Company’s operations. During such lease period, the Company will continue to conduct normal auction operations at the Bolton property. As at September 30, 2021, the Company has classified the Bolton property, with a net book value of $7,067,000 as an asset held for sale on the balance sheet.

15.    Other non-current assets

	September 30,	December 31,
	2021	2020
Right-of-use assets	$118,972	$116,503
Tax receivable	9,830	11,050
Loans receivable	3,907	4,870
Deferred debt issue costs	5,516	2,263
Other	11,594	12,922
	$149,819	$147,608

Loans receivable

As at September 30, 2021, the Company held two non-recourse financing lending arrangements, with a term of one to four years, which are fully collateralized and secured by certain equipment. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance as at September 30, 2021 was $7,889,000, of which $3,982,000 is recorded in trade and other receivables (December 31, 2020: $5,798,000, of which $927,000 was recorded in trade and other receivables). The expected credit loss allowance is not significant.

Ritchie Bros.	23

16.    Debt

	Carrying amount
	September 30,	December 31,
	2021	2020
Short-term debt	$18,481	$29,145

Long-term debt:

Term loan and long-term revolver loan:
Term loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.61%, due in monthly installments of interest only, maturing in September 2026	93,762	98,420
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.61%, due in monthly installments of interest only, maturing in September 2026	46,442	46,184
Less: unamortized debt issue costs	(590)	(690)
Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025	500,000	500,000
Less: unamortized debt issue costs	(5,922)	(7,266)
Total long-term debt	633,692	636,648

Total debt	$652,173	$665,793

Long-term debt:
Current portion	$1,172	$10,360
Non-current portion	632,520	626,288
Total long-term debt	$633,692	$636,648

As at September 30, 2021, the Company had unused committed revolving credit facilities aggregating $686,313,000, of which $676,313,000 is available until September 21, 2026 subject to certain covenant restrictions. The Company was in compliance with all financial and other covenants applicable to the credit facilities at September 30, 2021

Short-term debt

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 1.8% (December 31, 2020: 2.3%).

Long-term debt

a)	Term loan and long-term revolver loan

On August 14, 2020, the Company entered into an amendment of the Credit Agreement dated October 27, 2016 with a syndicate of lenders, totaling $630,000,000 comprised of:

(1)	Multicurrency revolving facilities of up to $530,000,000 (the “Revolving Facilities”); and
(2)	A delayed-draw term loan facility of up to $100,000,000 (the Delayed-Draw Term Loan Facility, the “DDTL Facility” and together with the Revolving Facilities, the “Facilities”).

On September 21, 2021, the Company entered into another amendment of its Credit Agreement. The amendment, among other things, (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1,045,000,000, including $295,000,000 of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Revolving Facilities at each pricing tier level, and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.

Ritchie Bros.	24

16.    Debt (continued)

a)	Term loan and long-term revolver loan (continued)

Immediately prior to the amendment, the aggregate principal amount outstanding under the DDTL Facility was $90,000,000 ($118,889,995 CAD). In connection with the amendment, the Company refinanced that amount with the proceeds from a borrowing under the DDTL Facility. There are no mandatory principal repayments of borrowings under the DDTL Facility until the earlier of when the remaining $205,000,000 is drawn or Q3 2022. Once principal payments become mandatory, they are subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity.

The Company incurred debt issuance costs of $4,262,000 in connection with the amendment during the three month period ending September 30, 2021. As at September 30, 2021, the Company had unamortized deferred debt issue costs relating to the Credit Agreement of $6,106,000.

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

17.    Other non-current liabilities

	September 30,	December 31,
	2021	2020
Operating lease liability	$114,068	$112,818
Tax payable	18,253	19,706
Finance lease liability	14,809	17,109
Other	6,430	3,367
	$153,560	$153,000

18.    Equity and dividends

Share capital

Common stock

Unlimited number of common shares, without par value.

Preferred stock

Unlimited number of senior preferred shares, without par value, issuable in series.

Unlimited number of junior preferred shares, without par value, issuable in series.

All issued shares are fully paid. No preferred shares have been issued.

Shares issued for business combination

In connection with the acquisition of Rouse, the Company issued 312,193 common shares on December 8, 2020. These shares were issued to certain previous unitholders and employees of Rouse, and their vesting is subject to continuing employment with the Company over a three year period from the acquisition date. The fair value of these common shares was $71.09 based on the fair market value of the Company’s common shares on the date of acquisition. During the first nine months of 2021, 55,510 common shares were forfeited.

At September 30, 2021, the unrecognized share-based continuing employment costs were $9,191,000 (September 30, 2020: $nil), which is expected to be recognized over a weighted average period of 1.5 years. As at September 30, 2021, the number of common shares which had not yet vested was 256,683.

Ritchie Bros.	25

18.    Equity and dividends (continued)

Share repurchase

There were no common shares repurchased during the three months ended September 30, 2021 (three months ended September 30, 2020: nil) and during the nine months ended September 30, 2021 (nine months ended September 30, 2020: 1,525,312 common shares repurchased for $53,170,000).

Change in non-controlling interest

On September 13, 2021, the Company purchased the remaining 25% membership interest in of Xcira, LLC, a Delaware limited liability Company, for a purchase price of $5,555,555. The transaction increased the Company’s ownership interest in Xcira, LLC to 100%.

Dividends

Declared and paid

The Company declared and paid the following dividends during the nine months ended September 30, 2021 and 2020:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Nine months ended September 30, 2021:
Fourth quarter 2020	January 22, 2021	$0.2200	February 12, 2021	$24,181	March 5, 2021
First quarter 2021	May 7, 2021	0.2200	May 26, 2021	24,279	June 16, 2021
Second quarter 2021	August 4, 2021	0.2500	August 25, 2021	27,607	September 15, 2021

Nine months ended September 30, 2020:
Fourth quarter 2019	January 24, 2020	$0.2000	February 14, 2020	$21,905	March 6, 2020
First quarter 2020	May 6, 2020	0.2000	May 27, 2020	21,681	June 17, 2020
Second quarter 2020	August 5, 2020	0.2200	August 26, 2020	24,053	September 16, 2020

Declared and undistributed

Subsequent to September 30, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.25 cents per common share, payable on December 15, 2021 to stockholders of record on November 24, 2021. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net loss of $3,331,000 and a net loss of $5,890,000 for the three and nine months ended September 30, 2021 (2020: net gain of $5,634,000 and $3,300,000).

Ritchie Bros.	26

19.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
SG&A expenses:
Stock option compensation expense	$2,133	$1,671	$5,903	$4,401
Equity-classified share units	2,283	4,138	9,840	9,155
Liability-classified share units	527	2,123	(862)	1,938
Employee share purchase plan - employer contributions	684	636	2,064	1,835
	5,627	8,568	16,945	17,329
Acquisition-related costs:
Share-based continuing employment costs	2,707	—	7,938	—
	2,707	—	7,938	—
	$8,334	$8,568	$24,883	$17,329

Stock option plans

The Company has the following three stock option plans that provide for the award of stock options and premium-priced stock options to selected employees, directors, and officers of the Company: a) Amended and Restated Stock Option Plan, b) IronPlanet 1999 Stock Plan, and c) IronPlanet 2015 Stock Plan.

Stock option activity for the nine months ended September 30, 2021 is presented below:

	Stock options				Premium-priced stock options
			WA				WA
	Common	WA	remaining	Aggregate	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value	option	price	life (in years)	value
Outstanding, December 31, 2020	1,985,754	$34.95	7.7	$68,717	—	$—	—	$—
Granted	690,353	54.88			721,980	91.37	5.9
Exercised	(411,856)	33.79		10,652
Forfeited	(27,130)	46.69
Outstanding, September 30, 2021	2,237,121	41.17	7.7	45,878	721,980	91.37	5.9	—
Exercisable, September 30, 2021	929,944	$31.85	6.1	$27,718	—	$—	—	$—

Stock options

The Company uses the Black Scholes option pricing model to fair value stock options. Significant assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2021 and 2020 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2021		2020
Risk free interest rate	0.5%		0.7%
Expected dividend yield	1.66%		1.96%
Expected lives of the stock options	4	years	5	years
Expected volatility	32.3%		27.9%

At September 30, 2021, the unrecognized stock-based compensation cost related to the non-vested stock options was $7,052,000, which is expected to be recognized over a weighted average period of 2.2 years.

Premium-priced stock options

On August 12, 2021, the Company granted premium-priced stock options to the senior executives with exercise prices above the fair market value of the Company’s common shares on grant date. The premium-priced stock options vest and become exercisable upon the third anniversary of the grant date and expire on the sixth anniversary of the grant date. The fair values of the premium-priced stock options were calculated on the grant date using a Monte Carlo simulation model. The weighted average estimated grant date fair value of premium-priced options during the three month period ended September 30, 2021 was $7.24 per option.

Ritchie Bros.	27

19.    Share-based payments (continued)

Premium-priced stock options (continued)

The significant assumptions used to estimate the fair values are presented in the following table:

August 12, 2021	2021
Risk free interest rate	1.0%
Expected dividend yield	1.66%
Expected lives of the stock options	5	years
Expected volatility	30.6%

In addition, the estimated fair value of a premium priced stock option is a function of the expected stock option exercise behaviour assumption. The Company estimated that vested premium priced stock options will be exercised at the midpoint between (i) the later of the date that the premium priced stock options are expected to vest and the date that the exercise price is achieved, and (ii) the end of the premium priced options contractual term.

At September 30, 2021, the unrecognized stock-based compensation cost related to the premium-priced stock options was $4,988,000, which is expected to be recognized over a weighted average period of 2.9 years.

Share unit plans

During the three month period ended September 30, 2021, the Company granted PSUs with market conditions to senior executives.

Share unit activity for the nine months ended September 30, 2021 is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs		PSUs with Market Conditions		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2020	542,676	$38.09	—	$—	134,937	$39.14	137,514	$32.06
Granted	142,847	56.55	88,305	65.45	29,805	56.55	14,569	56.42
Vested and settled	(161,248)	31.14	—	—	(88,348)	33.20	—	—
Forfeited	(16,878)	47.36	—	—	(6,347)	58.58	—	—
Outstanding, September 30, 2021	507,397	$45.18	88,305	$65.45	70,047	$52.28	152,083	$34.39

The total market value of liability-classified share units vested and released during the first nine months of 2021 was nil (December 31, 2020: nil).

Senior executive and employee PSU plans

The Company grants PSUs under a senior executive PSU plan and an employee PSU plan (the “PSU Plans”). Under the PSU Plans, the number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met.

The PSU Plans allow the Company to choose whether to settle the awards in cash or in shares. The Company intends to settle by issuance of shares. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) issue a number of shares equal to the number of units that vest.

Fair values of PSUs are estimated on grant date using the 20-day volume weighted average price of the Company's common shares listed on the New York Stock Exchange.

At September 30, 2021, the unrecognized share unit expense related to equity-classified PSU’s was $12,193,000, which is expected to be recognized over a weighted average period of 1.9 years.

Ritchie Bros.	28

19.    Share-based payments (continued)

PSUs with market conditions

On August 12, 2021 the Company granted PSUs to senior executives with a market condition where vesting is conditional upon the total stockholder return performance of the Company’s stock relative to the performance of a peer group over a three year performance period from the date of grant. The fair value of $65.45 per PSU was calculated on the grant date using the Monte Carlo simulation model and taking into consideration a required post-vesting holding period of one year with a discount value of $5.90 per PSU. The discount was calculated using the Chaffe Protective Put Method and an effective tax rate of 35%.

The significant assumptions used to estimate the fair value are presented in the following table:

August 12, 2021	2021
Risk free interest rate	0.5%
Expected dividend yield	1.63%
Expected lives of the PSUs	3	years
Expected volatility	31.0%
Average expected volatility of comparable companies	38.6%

At September 30, 2021, the unrecognized share unit expense related to equity-classified PSUs with market conditions was $5,516,000, which is expected to be recognized over a weighted average period of 2.9 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the 20-day volume weighted average price of the Company's common shares listed on the New York Stock Exchange.

At September 30, 2021, the unrecognized share unit expense related to equity-classified RSUs was $1,798,000, which is expected to be recognized over a weighted average period of 1.5 years.

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

Fair values of DSUs are estimated on grant date and at each reporting date. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

At September 30, 2021, the Company had a total share unit liability of $9,501,000 (December 31, 2020: $9,597,000) in respect of share units under the DSU plans.

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

Ritchie Bros.	29

20.    Leases

The Company’s breakdown of lease expense is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$4,592	$4,310	$13,584	$12,780
Finance lease cost
Amortization of leased assets	2,693	2,355	8,096	6,664
Interest on lease liabilities	196	219	622	680
Short-term lease cost	2,845	2,115	7,428	7,146
Sublease income	(15)	(110)	(45)	(406)
	$10,311	$8,889	$29,685	$26,864

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

The majority of the Company’s operating leases have a fixed term with a remaining life between one month and 20 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. At the inception of a lease, the Company determines whether it is reasonably certain to exercise a renewal option and includes the options in the determination of the lease term and the lease liability where it is reasonably certain to exercise the option. If the Company’s intention is to exercise an option subsequent to the commencement of the lease, the Company will re-assess the lease term. The Company has included certain renewal options in its operating lease liabilities for key property leases for locations that have strategic importance to the Company, such as its Corporate Head Office. The Company has not included any purchase options available within its operating lease portfolio in its determination of its operating lease liability.

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

Remainder of 2021	$3,878
2022	16,285
2023	14,499
2024	11,004
2025	10,871
Thereafter	108,595
Total future minimum lease payments	$165,132
less: imputed interest	(38,981)
Total operating lease liability	$126,151
less: operating lease liability - current	(12,083)
Total operating lease liability - non-current	$114,068

At September 30, 2021, the weighted average remaining lease term for operating leases is 14.1 years and the weighted average discount rate is 3.7%.

Ritchie Bros.	30

20.    Leases (continued)

Finance leases

The Company has entered into finance lease arrangements for certain vehicles, computer and yard equipment and office furniture. The majority of the leases have a fixed term with a remaining life of one month to six years with renewal options included in the contracts. In certain of these leases, the Company has the option to purchase the leased asset at fair market value or a stated residual value at the end of the lease term. For certain leases such as vehicle leases, the Company has included renewal options in the determination of its lease liabilities.

As at September 30, 2021, the net carrying amount of computer and yard equipment and other assets under capital leases is $23,531,000 (December 31, 2020: $25,649,000), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

Assets recorded under finance leases are as follows:

		Accumulated	Net book
As at September 30, 2021	Cost	depreciation	value
Computer equipment	$14,558	$(7,942)	$6,616
Yard and others	32,314	(15,399)	16,915
	$46,872	$(23,341)	$23,531

		Accumulated	Net book
As at December 31, 2020	Cost	depreciation	value
Computer equipment	$16,597	$(8,317)	$8,280
Yard and others	28,234	(10,865)	17,369
	$44,831	$(19,182)	$25,649

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

Remainder of 2021	$2,651
2022	9,292
2023	6,988
2024	4,434
2025	1,482
Thereafter	281
Total future minimum lease payments	$25,128
less: imputed interest	(1,163)
Total finance lease liability	$23,965
less: finance lease liability - current	(9,156)
Total finance lease liability - non-current	$14,809

At September 30, 2021, the weighted average remaining lease term for finance leases is 3.0 years and the weighted average discount rate is 3.5%.

21.    Commitments

Commitment for inventory purchase

On April 1, 2021, the DLA awarded two new contracts to the Company. The new contracts (one for the Eastern portion of the United States and one for the Western portion of the United States) cover both surplus non-rolling and rolling stock. Both contracts commenced on June 1, 2021 and have a base term of two years with three one-year renewal options. During the first two years of the contracts, the Company is committed to purchase on a combined basis up to either: (i) 600,000 assets, or (ii) assets with an expected minimum value of up to $77,000,000; whichever is less. As at September 30, 2021, the Company has purchased 94,769 assets with a total value of $16,941,000 pursuant to the two year period of this contract, which commenced on June 1, 2021.

Ritchie Bros.	31

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

At September 30, 2021, there were $63,776,000 of assets guaranteed under contract, of which 74% is expected to be sold prior to December 31, 2021, with the remainder to be sold by December 31, 2022 (December 31, 2020: $22,773,000 of which 23% was expected to be sold prior to the end of March 31, 2021 with the remainder to be sold by December 31, 2021).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

Ritchie Bros.	32

ITEM 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including the following section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially, and include, among others, statements relating to:

●	our future strategy, objectives, targets, projections and performance;
●	potential growth and market opportunities;
●	potential future mergers and acquisitions, including the planned acquisitions of the Euro Auctions (as hereinafter defined);
●	our ability to integrate potential acquisitions;
●	the impact of our new initiatives, services, investments, and acquisitions on us and our customers;
●	our future capital expenditures and returns on those expenditures; and
●	financing available to us pursuant to the Commitment Letter (as hereinafter defined), our credit facilities or other sources, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs.

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

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for Gross Transaction Value (“GTV”)1, which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in thousands of United States (“US”) dollars.

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Non-GAAP financial measures referred to in this Quarterly Report on Form 10-Q are labeled as “non-GAAP measure” or designated as such with an asterisk (*). Please see pages 59-60 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures.

1  GTV represents total proceeds from all items sold at our auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	33

Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) was founded in 1958 in Kelowna, British Columbia, Canada and is a world leader in asset management technologies and disposition of commercial assets, selling $5.41 billion of used equipment and other assets during 2020. Our expertise, extensive global reach, market insight, and trusted portfolio of brands provide us with a unique position in the used equipment market. We sell used equipment for our customers through our unreserved auctions at over 40 auction sites worldwide, which are also simulcast online to reach a global bidding audience and through our online marketplaces.

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

We also provide our customers with a wide array of other services aligned with our growth strategy to create a global marketplace for used equipment services and solutions. Our other services include equipment financing, asset appraisals and inspections, online equipment listing, logistical services, and ancillary services such as equipment refurbishment. Additionally, we offer our customers asset technology solutions to manage the end-to-end disposition process of their assets and provide market data intelligence to make more accurate and reliable business decisions.

We operate globally with locations in more than 12 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands, and employ more than 2,600 full time employees worldwide.

Proposed acquisition of Euro Auctions

On August 9, 2021, through our indirect, wholly owned subsidiary Ritchie Bros UK. Holdings Ltd, we entered into a Sale and Purchase Agreement (“SPA”) pursuant to which we have agreed to purchase Euro Auctions Limited and its subsidiaries, William Keys & Sons Holdings Limited and its subsidiaries, Equipment & Plant Services Ltd, and Equipment Sales Ltd. (collectively, “Euro Auctions”), each being private limited companies incorporated in Northern Ireland (the “Euro Auctions Acquisition”).

Under the terms of the SPA, we will acquire all of the outstanding shares of Euro Auctions from their existing shareholders for approximately £775,000,000 (approximately $1.04 billion) cash consideration, to be paid on closing. The Euro Auctions acquisition is subject to regulatory clearances and the satisfaction of other customary closing conditions, including obtaining of antitrust clearance in the United Kingdom. Euro Auctions are providers of unreserved auction services in the commercial assets space with strong international expertise, presence and brand, with operations in the United Kingdom, the United Arab Emirates, Australia and the United States.

In connection with the execution of the SPA, we also obtained a financing commitment letter (“Commitment Letter”), dated August 8, 2021 from Goldman Sachs Bank USA (“GS Bank”) pursuant to which GS Bank and certain other financial institutions committed to provide a $530 million senior secured revolving credit facility and a $100 million senior secured term loan facility (together, the “Bank Commitments”), and a senior unsecured bridge loan facility up to $1,150 million (the “Bridge Commitment”). On September 21, 2021, we amended our existing Credit Agreement and thereby cancelled the Bank Commitments. Further, the Bridge Commitment was reduced by $200 million. The remaining aggregate principal amount of the total financing commitment from GS Bank was reduced from $1,150 million to $950 million.

GS Bank is also acting as our financial adviser with respect to the Euro Auctions Acquisition. Consideration of $15,000,000 is payable to GS Bank in respect of such services, contingent on consummation of the acquisition. GS Bank also agrees to credit (or, at GS Bank’s option, refund) $2,000,000 of the transaction fee, to the extent paid, against any further transaction fee that becomes payable to GS Bank in connection with it acting in connection with a financing transaction as described above. These costs have not been recognized as at September 30, 2021. The fee of $15,000,000 (or $13,000,000, net of any amounts credited) will be expensed as acquisition related costs when it is recognized.

The acquisition of Euro Auctions is aligned with our accelerated growth efforts and with our strategy of becoming the trusted global marketplace for insights, services and transaction solutions for commercial assets. Euro Auctions will enhance our international presence and accelerate our international growth by offering diversified choice to customers around the world, facilitate better price

Ritchie Bros.	34

discovery and more equipment selection. In addition, both companies will achieve synergy by unlocking value for Euro Auctions customers post acquisition through adoption of our inventory management system platform.

Acquisition of SmartEquip

On September 24, 2021, we entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire SmartEquip, a Delaware, United States corporation. SmartEquip has a multi-manufacturer platform that provides customers with real-time service and diagnostic support, dynamically customized, via serial number, to each asset in their fleet, and enables the electronic procurement of parts from original equipment manufacturers and their dealers.

On November 2, 2021, we closed the acquisition of SmartEquip and issued a total of 63,971 common shares to certain of the former shareholders of SmartEquip.

Under the terms of the Merger Agreement, we acquired all of the issued and outstanding common shares of SmartEquip for $175,000,000, subject to certain adjustments, including for working capital, indebtedness, and SmartEquip’s transaction expenses. The purchase price was paid in cash, with the exception of a portion of the consideration payable to certain of SmartEquip’s shareholders who are entering into employment agreements with the Company, which was paid in common shares of the Company.

The acquisition of SmartEquip will enable and accelerate adoption of parts and service sales on behalf of our dealer and original equipment manufacturer partners by providing a seamless experience for end users, and will deepen our inventory management system connectivity and will further enable digital solutions at scale around inspections and ancillary services, while enabling better optimization of search and advertising revenue streams. The acquisition further aligns to our execution strategy of becoming a trusted global marketplace for insights, services and transaction solutions for commercial assets.

Impact of COVID-19 to our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which quickly spread throughout the world, resulting in significant global economic disruption that materially impacted several countries and regions in which we operate, including the United States, Canada, Europe, the Middle East, Australia and Asia. It has resulted in travel restrictions, economic uncertainty, and business slowdowns or shutdowns in affected areas and has negatively disrupted global manufacturing and workforce participation, including our own.

In Q3 2021, our ability to move equipment to and from our auction sites, and across borders continues to vary regionally with Asia and Australia continuing to be negatively impacted as regional governments continue to enforce heavy travel restrictions and quarantine requirements. In these regions, the restrictions have also resulted in some challenges in customer interactions and challenges for our customers to complete equipment inspections. In our International region, travel and quarantine restrictions are slowly being lifted as people become vaccinated, which is slowly driving up our auction volumes as equipment can be moved between borders more easily. In the United States and Canada, COVID-19 has not materially impacted our ability to operate our businesses and move equipment. Globally, we continued to see surges in shipping and freight costs combined with extended lead times, making transportation of equipment both more costly and more challenging which is negatively impacting the buying and selling behaviours of our customers. Additionally, COVID-19 in combination with various macro economic factors is still impacting the supply chains of new equipment production, which is negatively affecting the supply of used equipment being sold throughout our regions, most predominantly in North America.

Our top priority regarding the COVID-19 pandemic remains the health and welfare of our employees, customers, suppliers and others with whom we partner to run our business activities. We continue to adhere to all local government and jurisdictional safety guidelines, and, in some instances, we are applying additional over-and-above safety measures. Many of our employees continue to work from home on a temporary basis and travel continues to be limited given ongoing travel restrictions.

Since the beginning of the COVID-19 pandemic, we continue to be able to operate and serve our customers’ equipment and immediate liquidity needs through our platform of auction technology solutions and online auction capabilities. In addition to running our IronPlanet weekly featured online auction, our online Marketplace-E solution and our GovPlanet online auctions, we modified our operations in March 2020 to transition all of our traditional live on site industrial auctions and events to online bidding. Buyers are generally still able to visit our auction sites in advance of the auctions to conduct inspections and pick up equipment post auction, but we have not been holding live auction events in our theatres. As restrictions ease in the US and elsewhere, we will be considering a transition back to some measure of in-person attendance at our on site auction events.

Ritchie Bros.	35

Our priority is to continue to support our employees, and we are actively monitoring the situation and changing dynamics in each of our respective regions and adjusting our operations as necessary. As of September 30, 2021, layoffs or furlough activities related to the COVID-19 pandemic have been limited in scope.

The extent of the ongoing impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of the pandemic in light of new variants, timing of mass vaccine distribution, and any related restrictions implemented by governments in various jurisdictions, as well as supply and demand impacts driven by our consignor and buyer base, all of which are uncertain and cannot be easily predicted. Although as of September 30, 2021, we continue to operate our auctions in all regions, there is no assurance that our operations could not be impacted in the future.

We continue to actively monitor the evolving impact COVID-19 is having in the world and remain ready to take further actions or adjust our response based on any new governmental guidance or recommendations. It is unknown how long the pandemic will last, or whether we will see a resurgence of cases as new variants develop or spread, how many people are ultimately going to be affected by it, and the long-term implications to local or global economies. Equally, the effects of the COVID-19 pandemic on equipment supply, buyer demand, and potential pricing volatility, or the potential impact on our buyers’ ability to pay or secure financing are still not readily discernable. Additionally, there is a level of uncertainty about the long-term impact of the COVID-19 pandemic on our third party vendors, partners and the service providers with whom we currently do business with today. As such, given the ongoing nature of the COVID-19 pandemic, we are not currently able to reasonably estimate the future impacts on our business operations, results of operations, cash flows, financial performance or our ability to pay dividends.

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

Value-added services

We also provide a wide array of value-added services to make the process of selling and buying equipment convenient for our customers, including repair and refurbishment services, financial services through Ritchie Bros. Financial Services (“RBFS”), logistical services through RB Logistics, end-to-end asset management and disposition services through RB Asset Solutions, as well as other services such as appraisals, insights, data intelligence and performance benchmarking solutions.

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

The restrictions imposed and effects of the overall economic environment as a result of the COVID-19 pandemic may continue to impact these trends.

Ritchie Bros.	36

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

Ritchie Bros.	37

Performance Overview

Net income attributable to stockholders decreased 29% to $32.3 million, compared to $45.4 million in Q3 2020. Diluted earnings per share (“EPS”) attributable to stockholders decreased 29% to $0.29 per share in Q3 2021 as compared to $0.41 per share in Q3 2020. Non-GAAP diluted adjusted EPS attributable to stockholders* decreased 10% to $0.44 per share in Q3 2021 compared to $0.49 per share in Q3 2020.

Beginning in the third quarter of 2021, we updated the calculation of our non-GAAP diluted adjusted EPS attributable to stockholders* to add-back share-based payments expense, all acquisition-related costs, amortization of acquired intangible assets, and gain or loss on disposition of property, plant and equipment. These adjustments have been applied retrospectively to all periods presented.

For the third quarter of 2021 as compared to the third quarter of 2020:

Consolidated results:

●	Total revenue in Q3 2021 decreased 1% to $329.7 million
o	Service revenue in Q3 2021 decreased 4% to $214.2 million
o	Inventory sales revenue in Q3 2021 increased 6% to $115.5 million
●	Total selling, general and administrative expenses (“SG&A”) in Q3 2021 decreased 1% to $108.6 million
●	Operating income in Q3 2021 decreased 20% to $53.6 million
●	Non-GAAP adjusted operating income* in Q3 2021 decreased 11% to $75.1 million
●	Non-GAAP adjusted Earnings Before Interest, Taxes, Depreciation and Amortization* (“EBITDA) in Q3 2021 decreased 9% to $90.6 million
●	Net income in Q3 2021 decreased 29% to $32.4 million
●	Cash provided by operating activities was $304.1 million for the first nine months of 2021
●	Cash on hand at the end of Q3 2021 was $468.4 million, of which $362.6 million was unrestricted

Auctions & Marketplaces segment results:

●	GTV in Q3 2021 decreased 4% to $1.3 billion and decreased 5% when excluding the impact of foreign exchange
●	A&M total revenue in Q3 2021 decreased 1% to $293.8 million
o	Service revenue in Q3 2021 decreased 6% to $178.3 million
o	Inventory sales revenue in Q3 2021 increased 6% to $115.5 million

Other Services segment results:

●	Other Services total revenue in Q3 2021 increased 6% to $35.8 million
o	RBFS revenue in Q3 2021 increased 55% to $11.3 million
o	Rouse revenue of $6.5 million was recognized in Q3 2021, which was its third full quarter since its acquisition on December 8, 2020

In addition, total number of organizations activated on our Business Inventory Management System (“IMS”), a gateway into our marketplace, increased by 141% as compared to Q2 2021.

Other Company developments:

●	On September 8, 2021, the Company appointed its Chief Operating Officer, James Kessler, to the additional role of President of the Company.
●	On October 6, 2021, Sharon Driscoll, the Company’s Chief Financial Officer, announced that she intends to retire within two years. As part of an effective succession process, Ms. Driscoll will continue to serve as CFO until her successor has been appointed and will then assume a role as an Executive Vice President serving as an advisor to the Company.

Ritchie Bros.	38

Results of Operations

Financial overview

	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
(in U.S. $000's, except EPS and percentages)	2021	2020	2021 over 2020		2021	2020	2021 over 2020
Service revenue:
Commissions	$110,275	$112,762	(2)%		$343,584	$331,711	4%
Fees	103,918	109,917	(5)%		329,387	308,230	7%
Total service revenue	214,193	222,679	(4)%		672,971	639,941	5%
Inventory sales revenue	115,489	108,863	6%		384,627	353,906	9%
Total revenue	329,682	331,542	(1)%		1,057,598	993,847	6%
Costs of services	33,038	39,223	(16)%		108,107	118,026	(8)%
Cost of inventory sold	102,993	96,253	7%		344,763	320,972	7%
Selling, general and administrative expenses	108,578	110,186	(1)%		336,475	309,203	9%
Operating expenses	276,063	264,158	5%		869,960	803,581	8%
Operating income	53,619	67,384	(20)%		187,638	190,266	(1)%
Operating income as a % of total revenue	16.3%	20.3%	(400)	bps	17.7%	19.1%	(140)	bps
Non-GAAP adjusted operating income*	75,055	84,588	(11)%		239,563	225,454	6%
Net income attributable to stockholders	32,336	45,387	(29)%		121,273	121,239	0%
Non-GAAP adjusted net income attributable to stockholders*	49,276	54,592	(10)%		159,638	148,266	8%
Diluted earnings per share attributable to stockholders	$0.29	$0.41	(29)%		$1.09	$1.10	(1)%
Non-GAAP diluted adjusted EPS attributable to stockholders*	$0.44	$0.49	(10)%		$1.43	$1.35	6%
Effective tax rate	28.8%	25.3%	350	bps	26.0%	28.6%	(260)	bps

Total GTV	1,270,258	1,321,379	(4)%		4,072,439	3,962,386	3%
Service GTV	1,154,769	1,212,516	(5)%		3,687,812	3,608,480	2%
Service revenue as a % of total GTV	16.9%	16.9%	—	bps	16.5%	16.2%	30	bps
Inventory GTV	115,489	108,863	6%		384,627	353,906	9%

Service revenue as a % of total revenue	65.0%	67.2%	(220)	bps	63.6%	64.4%	(80)	bps
Inventory sales revenue as a % of total revenue	35.0%	32.8%	220	bps	36.4%	35.6%	80	bps
Cost of inventory sold as a % of operating expenses	37.3%	36.4%	90	bps	39.6%	39.9%	(30)	bps
Service GTV as a % of total GTV - Mix	90.9%	91.8%	(90)	bps	90.6%	91.1%	(50)	bps
Inventory sales revenue as a % of total GTV - Mix	9.1%	8.2%	90	bps	9.4%	8.9%	50	bps

Total GTV

Total GTV decreased 4% to $1.3 billion in Q3 2021 and increased 3% to $4.1 billion in the first nine months of 2021. Total GTV decreased 5% in Q3 2021 and increased 3% in the first nine months of 2021, when excluding the impact of foreign exchange.

In Q3 2021, GTV decreased primarily in International and Canada, and remained relatively flat in the US. GTV volume decreased primarily driven by an unfavourable supply environment across all regions, as well as auction calendar shifts of $34 million from the impact of the COVID-19 pandemic that were shifted from the first half of 2020 into Q3 2020 that did not repeat in Q3 2021. These decreases were partially offset by the continued strong price performance experienced across all regions due to high demand for used equipment, predominantly in the construction and transportation sectors. In International, the decreased volumes were driven by the auction shifts of (1) Moerdijk, Netherlands, (2) Polotitlan, Mexico and (3) Ocana, Spain auctions in Q3 2020 and lower volumes selling through our online channels driven by an unfavourable supply environment. These decreases were partially offset by positive year-over-year performances in Australia, including a new agricultural event. In Canada, GTV volume decreased due to the tight supply market which led to an unfavourable year-over year performance mainly in our Western region, partially offset by an increased volume from providing escrow services for private brokered transactions in RBFS. In the US, GTV volumes remained flat despite a large dispersal of $99 million of pipeline construction equipment in a single-owner auction event in New Mexico and Texas, and higher volumes selling through our GovPlanet business from the new non-rolling and rolling stock contracts effective June 1, 2021. Offsetting these, the US saw lower supply from our US strategic accounts in the rental and finance sectors which had grown significantly in the prior year.

Ritchie Bros.	39

For the first nine months of 2021, total GTV increased 3% due to strong pricing partially offset by an unfavourable tight supply environment impacting all regions. We saw higher volumes in International and Canada, partially offset by relatively flat volumes in the US. In International, GTV increases were driven by the lifting of border restrictions, improved economic climate and higher activity in Australia. We also saw strong performances at our auctions in Europe with the addition of several new auctions and satellite yards as well as positive impact from foreign exchange. In Canada, we primarily benefited from a favourable foreign exchange impact, and also saw increased volumes across a number of our auctions, most notably in Toronto and within the Canadian agricultural market, and a significant increase in volumes in our RBFS business as discussed above, offset by softer performances in Western Canada. In the US, GTV remained flat mainly for the same reasons as discussed above, as well, the Orlando and Las Vegas, US auctions and the non-repeat of a collector car event, contributed to lower volumes, offset by positive online performance.

Total revenue

Total revenue decreased 1% to $329.7 million in Q3 2021, with total service revenue decreasing by 4%, offset by an increase in inventory sales revenue by 6%. Total revenue increased 6% to $1.1 billion for the first nine months of 2021.

Foreign currency fluctuation also had a favourable impact on our revenue primarily due to the appreciation of the Canadian dollar, the Australian and the Euro dollar relative to the US dollar.

Service Revenue

Q3 2021

In Q3 2021, total service revenue decreased 4% with fees revenue decreasing 5% and commissions revenue decreasing 2%. Service revenues comprise commissions that are earned on Service GTV, and Fees which are earned on total GTV as well as from our other services such as Ancillary Services, RBFS, Rouse, Mascus, RB Logistics and RB Asset Solutions.

Service GTV decreased 5% to $1.2 billion primarily due to the unfavourable supply environment which impacted our volumes across all regions despite continued strong pricing. In International, lower year-over-year performances across Europe combined with auction calendar shifts contributed to lower Service GTV, partially offset by higher volumes in Australia combined with a new agricultural event. In Canada, lower Service GTV was primarily due to softer year-over-year performances in Edmonton and Grand Prairie, partially offset by an increase in escrow services provided by RBFS for private brokered transactions through our Marketplace-E platform. In the US, Service GTV remained flat despite a very large dispersal of $99 million of pipeline construction equipment in a single-owner auction event. In addition, in the prior year, the US benefited from a strong execution by the US strategic accounts and regional sales teams driving growth. Softer performances in our Fort Worth and Houston auctions also contributed to lower volumes.

Fees revenue decreased 5%, primarily due to lower fees on mix of lower proportion of small value lots across all regions, and lower fees from our Ancillary services as some sellers have elected to forgo paint or repair services driven by a strong market demand for used equipment and lower unit of volumes in the construction and transportation end markets. In the US, we also saw lower listing fees in line with lower online volumes, and lower document fees due to a decline in the total number of titled lots sold. These decreases were partially offset by higher fee revenue from the acquisition of Rouse, higher funded volume in RBFS, as well as higher buyer fees from the implementation of the revised global buyer fee structure on May 1, 2021 and from the higher buyer fee structure in Australia. In addition, we also benefited from the re-instatement of fees at the Canadian on-the-farm auctions which were waived in Q3 2020 as part of our COVID-19 pandemic response.

Commissions revenue decreased 2%, partly due to the decrease in Service GTV of 5%, offset by higher rate performance in the US attributable to a lower volume of US strategic accounts, and stronger straight commission rate performance in our GovPlanet business driven by favourable mix of contracts.

First nine months of 2021

For the first nine months of 2021, total service revenue increased 5% with fees revenue increasing 7% and commissions revenue increasing 4%.

Service GTV increased 2% to $3.7 billion with increases in Canada and International while performances in the US remained relatively flat. In Canada, positive year-over-year performances in Toronto and in our Canadian agricultural market, and an increase in escrow services provided by our RBFS business contributed to higher Service GTV, which was partially offset by softer performances in Grand Prairie and Edmonton. International saw higher service GTV as a result of increased activity in Australia combined with a new agricultural event, and higher activity in Europe as a result of improved market economic conditions and the ease of restrictions from the gradual recovery of the COVID-19 pandemic. Service GTV remained flat in the US as discussed above. In addition, softer

Ritchie Bros.	40

performances at our Orlando, Las Vegas, and regional combined auctions and the non-repeat of a collector car event contributed to lower volume partially offset by higher Service GTV sold through our online platform.

Fees revenue increased 7%, mainly due to fee revenue earned from the acquisition of Rouse, higher fees driven by higher funded volume in RBFS, and higher buyer fees in line with higher GTV of 3%. We also implemented our revised global buyer-fee structure on May 1, 2021, and re-instated fees at the Canadian on-the-farm auctions at the beginning of the year, which contributed to higher buyer fees. In addition, Australia and our GovPlanet business have higher buyer fee structures, which also led to higher buyer fees. These increases were partially offset by lower fees on mix of lower proportion of small value lots across all regions and lower fees from our Ancillary services as discussed above, and lower fees from the non-repeat of a collector car event in the US.

Commissions revenue increased 4%, largely driven by the increase in Service GTV of 2%. The remaining increase in commission revenue was driven by improved rates on straight commission contracts in Canada and within our GovPlanet business.

Inventory Sales Revenue

Inventory sales revenue as a percentage of total GTV increased to 9.1% from 8.2% in Q3 2021 and increased to 9.4% from 8.9% in the first nine months of 2021.

Q3 2021

In Q3 2021, inventory sales revenue increased 6% primarily in International, offset by the US and Canada. The improved year-over-year performance in our International region was driven by an increased activity in Australia combined with a new agricultural event. In the US, an unfavourable supply environment combined with the non-repeat of several inventory contracts led to lower inventory sales revenue. These decreases were primarily offset by increased volumes sold through our GovPlanet business from the new non-rolling and rolling stock contracts effective June 1, 2021 as well as higher activity following the government shut down in response to COVID-19 in prior year. In Canada, the tight supply market contributed to lower volumes across Western Canada.

First nine months of 2021

For the first nine months of 2021, inventory sales revenue increased 9% primarily due to a higher mix of inventory contracts, as well as higher activity in Australia and across various countries in Europe partly due to the overall improved economic conditions from the gradual recovery of the COVID-19 pandemic and the addition of several new auctions. We also saw higher volumes in our GovPlanet business, partially offset by softer performances in both the US and Canada, as discussed above.

Underwritten Contracts

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which include inventory and guarantee contracts increased to 22.5% in Q3 2021 compared to 15.4% in Q3 2020. For the first nine months of 2021, our underwritten contracts were 18.3% compared to 18.7% in the prior period.

Operating Income

For Q3 2021, operating income decreased 20% or $13.8 million to $53.6 million, primarily due to a 4% decrease in service revenues, coupled with a 5% increase in total operating expenses. Operating expenses included $10.3 million in acquisition-related costs for the proposed acquisitions of Euro Auctions and SmartEquip, and continuing acquisition related costs incurred for the acquisition of Rouse in Q4 2020, as well as incremental depreciation and amortization of the intangible assets acquired in Rouse. In terms of ongoing operations, cost of services and selling and general administrative expenses were lower. For the first nine months of 2021, operating income decreased 1% or $2.6 million to $187.6 million primarily due to higher operating expenses due to the same reasons noted above, partially offset by higher service revenues and flow through from inventory sales.

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

Ritchie Bros.	41

For Q3 2021, income tax expense decreased 15% to $13.1 million and our effective tax rate increased 350 bps to 29% as compared to Q3 2020. For the nine months ended September 30, 2021, income tax expense decreased 13% to $42.5 million and our effective tax rate decreased 260 bps to 26%, as compared to the nine months ended September 30, 2020.

Increase in the effective tax rate for Q3 2021 was primarily due a decrease in deductible stock options exercised and a greater estimate of non-deductible expenses. Partially offsetting this increase was lower income taxes related to tax uncertainties.

Decrease in the first nine months of 2021 was primarily due to a decrease in the estimate of non-deductible expenses, higher tax deduction for share unit expenses in excess of compensation expense and lower income taxes related to tax uncertainties. Partially offsetting this decrease was a higher estimate of income taxed in jurisdictions with higher tax rates and lower deduction for stock options exercised.

On April 8, 2020, the United States Department of Treasury and the Internal Revenue Service (“IRS”) clarified income tax benefits related to hybrid financing arrangements would not be deductible (“Hybrid Interest”). The lower estimate of non-deductible expenses is primarily due to the net income tax benefits of approximately $6.2 million in the twelve months ended December 31, 2019 which were no longer deductible and accordingly were reversed in the nine months ended September 30, 2020.

Net income

In Q3 2021, net income attributable to stockholders decreased 29% to $32.3 million primarily related to lower operating income. For the first nine months of 2021, net income attributable to stockholders remained flat at $121.3 million, primarily due to lower operating income, partially offset by lower tax expense.

Diluted EPS

Diluted EPS attributable to stockholders decreased 29% to $0.29 per share for Q3 2021 and decreased 1% to $1.09 per share for the first nine months of 2021. This decrease is primarily due to the decrease in net income attributable to stockholders, combined with an increase in the weighted average number of dilutive shares outstanding over the same comparative period.

US dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the US dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
			2021 over
Value of one local currency to U.S dollar	2021	2020	2020
Period-end exchange rate
Canadian dollar	0.7886	0.7514	5%
Euro	1.1581	1.1732	(1)%
Australian dollar	0.7231	0.7171	1%

Average exchange rate -Three months ended September 30,
Canadian dollar	0.7942	0.7506	6%
Euro	1.1793	1.1686	1%
Australian dollar	0.7351	0.7148	3%

Average exchange rate -Nine months ended September 30,
Canadian dollar	0.7992	0.7391	8%
Euro	1.1966	1.1242	6%
Australian dollar	0.7592	0.6764	12%

For Q3 2021, foreign exchange had a favourable impact on total revenue and an unfavourable impact on expenses. These impacts were primarily due to the fluctuations in the Canadian dollar, Australian dollar, and the Euro exchange rates relative to the US dollar.

Ritchie Bros.	42

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant recurring and non-recurring items that we do not consider to be part of our normal operating results.

Beginning in Q3 2021, we updated our calculation of non-GAAP measures and included the impact of share-based payments expense, all acquisition-related costs, amortization of acquired intangible assets and gain or loss of disposition of property, plant and equipment. These adjustments have been applied retrospectively to all periods presented.

Non-GAAP adjusted net income attributed to stockholders decreased 10% to $49.3 million in Q3 2021 and increased 8% to $159.6 million for the first nine months of 2021.

Non-GAAP diluted Adjusted EPS attributable to stockholders decreased 10% to $0.44 per share in Q3 2021 and increased 6% to $1.43 per share for the first nine months of 2021.

Non-GAAP adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) decreased 9% to $90.6 million in Q3 2021 and increased 6% to $286.2 million for the first nine months of 2021.

Debt at the end of Q3 2021 represented 3.8 times net income as at and for the 12 months ended September 30, 2021, consistent with the debt at Q3 2020, which represented 3.8 times net income as at and for the 12 months ended September 30, 2020. The non-GAAP adjusted net debt/non-GAAP adjusted EBITDA was 0.7 times as at and for the 12 months ended September 30, 2021, compared to 0.5 times as at and for the 12 months ended September 30, 2020.

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other Services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our Other Services segment, is available in our Annual Report on Form 10-K for the year ended December 31, 2020.

	Three months ended September 30, 2021			Nine months ended September 30, 2021
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$178,344	$35,849	$214,193	$560,573	$112,398	$672,971
Inventory sales revenue	115,489	—	115,489	384,627	—	384,627
Total revenue	293,833	35,849	329,682	945,200	112,398	1,057,598
Ancillary and logistical service expenses	—	11,433	11,433	—	38,521	38,521
Other costs of services	19,751	1,854	21,605	63,326	6,260	69,586
Cost of inventory sold	102,993	—	102,993	344,763	—	344,763
SG&A expenses	96,194	12,384	108,578	301,956	34,519	336,475
Segment profit	$74,895	$10,178	$85,073	$235,155	$33,098	$268,253

	Three months ended September 30, 2020			Nine months ended September 30, 2020
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue	$188,949	$33,730	$222,679	$543,340	$96,601	$639,941
Inventory sales revenue	108,863	—	108,863	353,906	—	353,906
Total revenue	297,812	33,730	331,542	897,246	96,601	993,847
Ancillary and logistical service expenses	—	16,550	16,550	—	45,368	45,368
Other costs of services	21,733	940	22,673	69,018	3,640	72,658
Cost of inventory sold	96,253	—	96,253	320,972	—	320,972
SG&A expenses	103,933	6,253	110,186	290,077	19,126	309,203
Segment profit	$75,893	$9,987	$85,880	$217,179	$28,467	$245,646

Ritchie Bros.	43

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
			2021 over				2021 over
(in U.S. $000's, except percentages)	2021	2020	2020		2021	2020	2020
Service revenue	$178,344	$188,949	(6)%		$560,573	$543,340	3%
Inventory sales revenue	115,489	108,863	6%		384,627	353,906	9%
Total revenue	293,833	297,812	(1)%		945,200	897,246	5%
A&M service revenue as a % of total A&M revenue	60.7%	63.4%	(270)	bps	59.3%	60.6%	(130)	bps
Inventory sales revenue as a % of total A&M revenue	39.3%	36.6%	270	bps	40.7%	39.4%	130	bps
Costs of services	19,751	21,733	(9)%		63,326	69,018	(8)%
Cost of inventory sold	102,993	96,253	7%		344,763	320,972	7%
SG&A expenses	96,194	103,933	(7)%		301,956	290,077	4%
A&M segment expenses	$218,938	$221,919	(1)%		$710,045	$680,067	4%
Cost of inventory sold as a % of A&M expenses	47.0%	43.4%	360	bps	48.6%	47.2%	140	bps
A&M segment profit	$74,895	$75,893	(1)%		$235,155	$217,179	8%
Total GTV	1,270,258	1,321,379	(4)%		4,072,439	3,962,386	3%
A&M service revenue as a % of total GTV- Rate	14.0%	14.3%	(30)	bps	13.8%	13.7%	10	bps

Gross Transaction Value

In response to the COVID-19 pandemic, in March 2020, we transitioned all our traditional live on site auctions to online bidding utilizing our existing online bidding technology and simultaneously ceased almost all public attendance at our live auction theaters. Our core online auction channels (IronPlanet.com, GovPlanet.com, Marketplace-E) continued to operate as usual.

To facilitate the live auction process transition to a virtual platform and under strict safety guidelines, we enabled equipment drop off at our physical yards prior to the online event, with buyers able to conduct inspections pre-auction and collect equipment post auction. In addition, where auctioneers were not able to attend a physical site, we used Time Auctioned Lots (“TAL”) solutions for selected International and on-the-farm agriculture events.

We believe it is meaningful to consider revenue in relation to GTV. Total GTV and Service GTV by geographical regions, as well as GTV by sector, are presented below for the comparative reporting period.

GTV by Geography

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Total GTV by Geography
United States	$798,725	$796,111	0%	$2,421,204	$2,451,003	(1)%
Canada	266,574	281,639	(5)%	1,028,260	960,382	7%
International	204,959	243,629	(16)%	622,975	551,001	13%
Total GTV	1,270,258	1,321,379	(4)%	4,072,439	3,962,386	3%

Service GTV by Geography
United States	761,483	755,712	1%	2,263,773	2,281,460	(1)%
Canada	260,788	273,914	(5)%	1,004,831	925,336	9%
International	132,498	182,890	(28)%	419,208	401,684	4%
Total Service GTV[1]	1,154,769	1,212,516	(5)%	3,687,812	3,608,480	2%

[1] Service GTV is calculated as total GTV less inventory sales revenue.

Ritchie Bros.	44

GTV by Sector

The following pie charts illustrate the breakdown of total GTV by sector for Q3 2021 compared to Q3 2020.

The construction sector includes heavy equipment such as trucks, excavators, cranes and dozers. The transportation sector includes vehicles, buses, trailers and trucks that are used for transport. The other sector primarily includes equipment sold in the agricultural, forestry and energy industries.

In Q3 2021, total GTV mix compared to Q3 2020 decreased by 1% in the transportation sector and by 2% in the construction sector.

Total Auction Metrics

We review a number of metrics including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

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

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Number of auction sales days	128	120	7%	461	433	6%
Bids per lot sold *	26	25	4%	27	24	13%
Total lots sold *	107,825	142,472	(24)%	372,290	392,234	(5)%

* Management reviews industrial equipment auction metrics excluding GovPlanet; as a result, GovPlanet business metrics are excluded from these metrics

Ritchie Bros.	45

The number of auction sales days increased 7% to 128 in Q3 2021. Auction sales days increased despite a decrease in total GTV of 4% mainly due to supply constraints which resulted in less average GTV sold per sale day. For the first nine months of 2021, the number of auction sales days increased 6% to 461; despite the increase in days, GTV only increased 3% reflecting the negative impact of supply constraints.

The total number of bids per lot sold increased 4% to 26 in Q3 2021 and increased 14% to 27 for the first nine months of 2021 driven by higher demand for used equipment from buyers in a tight supply market and partly due to our increased marketing efforts and higher online activity.

The total lots sold decreased by 24% to 107,825 in Q3 2021 mainly due to a tight equipment supply environment. For the first nine months of 2021, the total lots sold decreased 5% to 372,290 primarily impacted by the tight supply market, and the shift to a lower proportion of small value lots sold across all regions, partially offset by higher average selling prices.

Online Bidding

Across all channels, 100% of total GTV was purchased by online buyers in Q3 2021 and Q3 2020 which is a direct impact of the COVID-19 pandemic as we pivoted to 100% online bidding from our traditional live on site auctions where on site attendance was not permitted. The Company had considered returning to in-person attendance at select events at our larger live events in the US in Q3 2021; however, this decision has been postponed given the resurgence of COVID-19. We will continue to monitor the evolving impact of the COVID-19 pandemic going forward and consider when a transition back to some measure of in-person attendance at our on site auction events is safe.

Productivity

The majority of our business continues to be generated by our A&M segment operations. Sales Force Productivity within this segment is an operational statistic that we believe provides a gauge of the effectiveness of our Revenue Producers in increasing GTV. Revenue Producers is a term used to describe our revenue-producing sales personnel. This definition includes Regional Sales Managers and Territory Managers.

Our Sales Force Productivity for the trailing 12-month period ended September 30, 2021 was $14.3 million per Revenue Producer compared to $13.0 million per Revenue Producer for the trailing 12-month period ended September 30, 2020.

Ritchie Bros.	46

A&M revenue

Total A&M revenue decreased 1% to $293.8 million in Q3 2021 and increased 5% to $945.2 million for the first nine months of 2021.

A&M revenue by geographical region are presented below:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
A&M Revenue by Geography
United States
Service revenue	119,871	121,810	(2)%	$353,828	$357,944	(1)%
Inventory sales revenue	37,242	40,399	(8)%	157,431	169,543	(7)%
A&M revenue- United States	157,113	162,209	(3)%	511,259	527,487	(3)%
Canada
Service revenue	36,929	40,591	(9)%	140,930	126,508	11%
Inventory sales revenue	5,786	7,725	(25)%	23,429	35,046	(33)%
A&M revenue- Canada	42,715	48,316	(12)%	164,359	161,554	2%
International
Service revenue	21,544	26,548	(19)%	65,815	58,888	12%
Inventory sales revenue	72,461	60,739	19%	203,767	149,317	36%
A&M revenue- International	94,005	87,287	8%	269,582	208,205	29%
Total
Service revenue	178,344	188,949	(6)%	560,573	543,340	3%
Inventory sales revenue	115,489	108,863	6%	384,627	353,906	9%
A&M total revenue	293,833	297,812	(1)%	945,200	897,246	5%

United States

In Q3 2021, service revenue decreased 2% while service GTV remained relatively flat. The decrease was primarily due to lower fees on a lower proportion of small value lots, lower listing fees driven by lower online volumes and lower document fees driven by a decline in the total number of titled lots sold. These decreases were partially offset by higher buyer fees from the implementation of a revised global buyer-fee structure on May 1, 2021 and positive rate performances in our straight commission contracts driven by a lower proportion of GTV sourced from strategic accounts and from our GovPlanet business due to favourable mix.

For the first nine months of 2021, service revenue decreased 1% in line with a 1% decrease in Service GTV for the same reasons as discussed above, as well as lower fees earned from the non-repeat of a collector car event in Q1 2020, partially offset by improved rates on our guarantee contracts.

In Q3 2021, inventory sales revenue decreased 8% due to lower volumes of inventory contracts sourced at our combined regional events, and at several of our other auctions primarily in Fort Worth driven by a lower mix of and the non-repeat of inventory contracts and the tight supply market environment, despite higher pricing. These decreases were partially offset by higher volumes sold through our GovPlanet business as a result of the new non-rolling and rolling stock contracts effective June 1, 2021 and higher volumes due to the government shutdowns in the prior year in response to COVID-19 pandemic.

For the first nine months of 2021, inventory sales revenue decreased 7% primarily due to the same reasons as discussed above. In addition, we saw lower volumes of inventory contracts at our Orlando auctions, partially offset by positive performance in Houston.

Canada

In Q3 2021, service revenue decreased 9%, partially due to the 5% decrease in Service GTV. The remaining decrease was due to lower fees from a lower proportion of small value lots, partially offset by higher buyer fees from the implementation of the new buyer fee structure in May 1, 2021 and the re-instatement of fees waived at the Canadian on-the-farm auctions in Q3 2020 as part of our COVID-19 pandemic response.

For the first nine months of 2021, service revenue increased 11%, partially due to the 9% increase in Service GTV and higher fees earned for the same reasons as discussed above, as well as improved commission rates on both our guarantee and straight commission contracts.

In Q3 2021, inventory sales revenue decreased 25%, primarily due to equipment supply constraints contributing to lower year-over-year performances in our Western Canada region.

Ritchie Bros.	47

For the first nine months of 2021, inventory sales revenue decreased 33%, primarily due to lower mix of inventory contracts and the equipment supply constraints in the energy sector contributing to lower year-over-year performance at our Edmonton auction, lower rate performances and the non-repeat of several large inventory contracts.

International

In Q3 2021, service revenue decreased 19%, primarily due to the 28% decrease in Service GTV. Offsetting this were higher buyer fees from the higher buyer fee structure in Australia and from the implementation of the revised buyer fees structure on May 1, 2021.

For the first nine months of 2021, service revenue increased 12%, partly due to the 4% increase in Service GTV. The remaining increase was due to the higher buyer fees as discussed above.

In Q3 2021, inventory sales revenue increased 19%, primarily driven by positive year-over-year performance from higher volumes of inventory contracts sourced in Australia combined with a new agricultural event.

For the first nine months of 2021, inventory sales revenue increased 36%, primarily for the same reasons as discussed above, as well as higher private treaty deals in Australia, strong performances at our auctions in Europe with the addition of several new auctions and satellite yards, and higher inventory volumes from the improved economic conditions from the gradual recovery of the COVID-19 pandemic in Australia, Europe and Middle East.

Costs of services

A&M costs of services decreased 9% to $19.8 million in Q3 2021 compared to Q3 2020. This decrease was primarily driven by lower activity in line with lower GTV contributing to cost reductions in online inspection and advertising expenses, partially offset by higher costs to support our GovPlanet business growth.

For the first nine months of 2021, A&M costs of services decreased 8% to $63.3 million primarily for the same reasons noted above and cost savings from the implementation of travel restrictions due to the COVID-19 pandemic. The decrease was further driven by cost reductions in building, facilities and technology expenses due to the non-repeat of costs incurred to support our Q1 2020 collector car event. These decreases were partially offset by an unfavourable impact of foreign exchange, and higher employee compensation expenses to support our growth strategy and to support increased activity in our GovPlanet business.

Cost of inventory sold

A&M cost of inventory sold increased 7% to $103.0 million in Q3 2021 compared to Q3 2020, primarily in line with the 6% increase in inventory sales revenue. Cost of inventory sold increased at a higher rate than the increase in inventory sales revenue, indicating a slight decrease in the revenue rates, primarily in our US region.

For the first nine months of 2021, A&M cost of inventory sold increased 7% to $344.8 million, primarily in line with the 9% increase in inventory sales revenue. Cost of inventory sold increased at a lower rate than the increase in inventory sales revenue, indicating an increase in the revenue rates, primarily in our GovPlanet business and the US region, partially offset by the International region. The unfavourable impact of foreign exchange also contributed to an increase in cost of inventory sold.

SG&A expenses

A&M SG&A expenses decreased 7% to $96.2 million in Q3 2021 compared to Q3 2020. The decrease was primarily due to lower short-term and long-term incentive costs driven by our softer performance, the non-repeat of prior year one-time $4.3 million severance costs related to the realignment of leadership to support the new global operations organization, and lower share-based payment expenses. These decreases were partially offset by higher wages, salaries and benefit expenses driven by higher headcount to support our growth initiatives, higher building, facilities and technology costs primarily in our GovPlanet business as a result of the new non-rolling and rolling stock contracts effective June 1, 2021, an unfavourable foreign exchange impact and higher professional fees related to SOX compliance, consulting and legal costs.

For the first nine months of 2021, A&M segment SG&A expenses increased 4% to $302.0 million primarily for the same reasons as discussed above and due to an unfavourable impact of foreign exchange. The increases were offset by the non-repeat of a prior year one-time incentive accrual to employees during the COVID-19 pandemic and lower travel, advertising and entertainment expenses, as travel restrictions largely remained in place since the beginning of Q2 2020.

Ritchie Bros.	48

Other Services Segment

Results of Other Services segment operations are presented below for the comparative reporting periods.

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Service revenue	$35,849	$33,730	6%	$112,398	$96,601	16%
Ancillary and logistical service expenses	11,433	16,550	(31)%	38,521	45,368	(15)%
Other costs of services	1,854	940	97%	6,260	3,640	72%
SG&A expenses	12,384	6,253	98%	34,519	19,126	80%
Other services profit	$10,178	$9,987	2%	$33,098	$28,467	16%

In Q3 2021, Other Services revenue increased 6% to $35.8 million primarily due to the inclusion of Rouse of $6.5 million and higher RBFS revenues of $4.0 million, partially offset by lower ancillary revenue of $7.1 million as some sellers have elected to forgo paint or repair services driven by a strong market demand for used equipment and lower unit of volumes in the construction and transportation end markets.

In the first nine months of 2021, Other Services revenue increased 16% to $112.4 million due to the increase in revenue from Rouse of $18.4 million and higher RBFS revenues of $9.2 million, partially offset by lower ancillary revenue of $12.0 million for the same reason as noted above and lower revenue of $2.2 million from our asset appraisal services.

Ancillary and logistical service expenses decreased 31% to $11.4 million in Q3 2021 and decreased 15% to $38.5 million in the first nine months of 2021, in line with lower ancillary revenue. Other costs of services increased 97% to $1.9 million in Q3 2021 and increased 72% to $6.3 million in the first nine months of 2021 mainly due to the inclusion of Rouse as this is the third full quarter of costs recognized since acquisition. SG&A expense increased 98% to $12.4 million in Q3 2021 and increased 80% to $34.5 million, primarily due to growth in our RBFS business and the inclusion of Rouse.

RBFS revenue increased 55% in Q3 2021, and increased 40% in the first nine months of 2021 driven by higher funded volume and improved rate on fees earned from facilitating financing arrangements as well as the growth in our PurchaseSafe service to provide escrow services to private brokered transactions. Some of the positive performance in RBFS also benefited from the favourable impact of foreign exchange fluctuation, as well as from a larger dedicated sales team driving increase volumes compared to the first nine months of 2020. In Q3 2021, our funded volume, which represents the amount of lending brokered by RBFS, increased 51% to $176.4 million, and increased 42% when excluding the impact of foreign exchange. In the first nine months of 2021, our funded volume increased 39% to $520.4 million, and increased 28% when excluding the impact of foreign exchange.

In Q3 2021, Other Services profit increased 2% to $10.2 million driven by our Rouse and RBFS operations, offset by lower margins in ancillary and asset appraisal services. In the first nine months of 2021, Other Services profit increased 16% to $33.1 million, primarily due to the same reasons.

Additionally, in the first quarter of 2021, we launched a business version of our inventory management system (“IMS”), which offers our customers end-to-end asset management and disposition services, data analytics, dashboards, branded e-commerce sites and multiple external sales channels to help our customers achieve optimal returns. We continue to grow the number of organizations activated on IMS. During the third quarter of 2021, the number of organizations activated on our IMS increased by 141% compared to the second quarter of 2021.

As we evolve to a marketplace, we also facilitate retail and peer-to-peer auction events and equipment sale transactions via our online technology in exchange for hosting fees. During the third quarter of 2021, customers that used this service disposed of $33.4 million of assets, which is an increase of 43% from Q3 2020. For the first nine months of 2021, this service facilitated transactions of $112.7 million, an 80% increase as compared to prior year.

Ritchie Bros.	49

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities, which we renewed on September 21, 2021.

In the first nine months of 2021, our operational liquidity was not materially impacted by the COVID-19 pandemic. We believe that our existing working capital and availability under our credit facilities is sufficient to satisfy our present operating requirements and contractual obligations. With future uncertainty due to COVID-19, we will continue to evaluate the nature and extent of any impacts to our liquidity as events unfold. Our future growth strategies continue to include but are not limited to the development of our A&M, RBFS, Rouse, and Mascus operating segments, as well as other growth opportunities like mergers and acquisitions, including the acquisition of the Euro Auctions and SmartEquip. The execution of these growth strategies may affect our financing needs and ability to make payments on our debt, fund our other liquidity needs and make planned capital expenditures. Upon sale of our Bolton, Ontario property the company intends to relocate to a replacement auction site in Amaranth, Ontario; the proceeds of the sale will be used to largely repay debt while the replacement property will be funded from cashflow from ongoing operations.

We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, share repurchases, our net capital spending1, and voluntary repayments of our Delayed-Draw Term Loan Facility (“DDTL Facility”). We believe our principal sources of liquidity, combined with the senior unsecured bridge loan facility provided by GS Bank and other financial institutions, the new upsized DDTL Facility of $205.0 million, and approximately $170.0 million ($210.0 million CAD) of anticipated proceeds on the sale of our Bolton, Ontario, property are sufficient to fund our current operating activities and future growth strategies, including the proposed acquisitions of Euro Auctions and SmartEquip.

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

As previously discussed, we have agreed pursuant to the SPA (subject to anti-trust and other customary closing conditions) to purchase Euro Auctions for £775.0 million (approximately $1.04 billion). On September 21, 2021, we amended our existing Credit Agreement, increasing our DDTL Facility to $295.0 million, of which $205.0 million remains undrawn at September 30, 2021 and available to fund the acquisition of Euro Auctions. Concurrently, we cancelled the commitment for the senior secured revolving facility and the senior secured term loan facility. Further, the senior unsecured bridge facility commitment was reduced by $200.0 million. The remaining aggregate principal amount of the total financing commitment from GS Bank was reduced from $1,150.0 million to $950.0 million.

Cash flows

	Nine months ended September 30,
			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020
Cash provided by (used in):
Operating activities	$304,118	$265,551	15%
Investing activities	(32,376)	(10,192)	218%
Financing activities	(103,256)	(91,142)	13%
Effect of changes in foreign currency rates	(7,027)	5,826	(221)%
Net increase in cash, cash equivalents, and restricted cash	$161,459	$170,043	(5)%

Net cash provided by operating activities increased $38.6 million in the first nine months of 2021 mainly due to higher net cash inflow from the change in operating assets and liabilities. This change was primarily due to a net positive movement in our trade receivables related to the timing, size, and number of auctions with lower GTV in the month of September 2021 versus September 2020, as well as net inflows from inventory with lower investments in Australia and higher sales in Europe. These increases were partially offset by negative cash flows driven by larger bonus payments and the timing of payments related to local payroll, consumption and income taxes over the comparative period.

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	50

Net cash used in investing activities increased $22.2 million in the first nine months of 2021. This change was primarily due to lower cash proceeds from land sales and equity investments in the first nine months of 2021 compared to the first nine months of 2020. In the comparative period, we recognized net proceeds of $15.5 million on the sale of land in the United States, $4.2 million of proceeds on the distribution of equity investments, and $1.7 million of proceeds on contingent consideration from equity investments.

Net cash used in financing activities increased $12.1 million in the first nine months of 2021. This increase was primarily due to the following changes over the comparative period:

●	A $26.3 million decrease in cash generated from the issuance of share capital on exercise of stock options;
●	A net $16.9 million decrease in borrowings;
●	$8.5 million more dividends paid to shareholders; and
●	$5.6 million paid in Q3 2021 to acquire the remaining 25% membership interest in Xcira, LLC.

Partially offsetting this change was the fact that we did not effect any share repurchases in the first nine months of 2021, whereas we spent $53.2 million on share repurchases in Q1 2020.

Dividend information

We declared a dividend of $0.22 per common share for each of the quarters ended September 30, 2020, December 31, 2020, and March 31, 2021. We declared a dividend of $0.25 per common share for the quarter ended June 30, 2021. We have declared, but not yet paid, a dividend of $0.25 per common share for the quarter ended September 30, 2021. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital decreased 80 bps to 10.3% for the 12-month period ending September 30, 2021 from 11.1% for the 12-month period ending September 30, 2020. This change was primarily due to an increase in the average stockholders’ equity over the comparative period, which was driven by net income growth and stock option exercises, partially offset by dividends paid during the 12-month period ending September 30, 2021. Return on invested capital (“ROIC”) (non-GAAP measure) increased 40 bps to 13.4% during the 12 months ended September 30, 2021 compared to 13.0% for the 12 months period ending September 30, 2020.

Credit facilities

On August 14, 2020, we entered into an amendment of the Credit Agreement dated October 27, 2016 totaling US$630.0 million with a syndicate of lenders comprising:

(1)	Multicurrency revolving facilities of up to US$530.0 million (the “Revolving Facilities”); and
(2)	A delayed-draw term loan facility of up to US$100.0 million (the “DDTL Facility” and together with the Revolving Facilities, the “Facilities”).

On September 21, 2021, we entered into another amendment of the Credit Agreement. The amendment, among other things, (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1.045 billion, including $295.0 million of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Revolving Facilities at each pricing tier level and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.

Immediately prior to the amendment, the aggregate principal amount outstanding under the DDTL Facility was $90.0 million ($118.9 million CAD). In connection with the amendment, we refinanced that amount with the proceeds from a borrowing under the DDTL Facility. There are no mandatory principal repayments of borrowings under the DDTL Facility until the remaining $205.0 million is drawn. Once the DDTL Facility is fully drawn, borrowings are subject to mandatory principal repayments at an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity.

Ritchie Bros.	51

Credit facilities at September 30, 2021 and December 31, 2020 were as follows:

(in U.S. $000's, except percentages)	September 30, 2021	December 31, 2020	% Change
Committed
Term loan facility	$298,762	$98,420	204%
Revolving credit facilities	760,000	540,000	41%
Total credit facilities	$1,058,762	$638,420	66%
Unused
Term loan facility	$205,000	$—	0%
Revolving credit facilities	686,313	455,124	51%
Total credit facilities unused	$891,313	$455,124	96%

As previously discussed, pursuant to the Commitment Letter, GS Bank has committed to provide the remaining Bridge Loan Facility to support the Euro Auctions acquisition. Prior to the closing of the Euro Auctions acquisition, the Company will seek to replace all or a portion of the Bridge Loan Facility with senior unsecured debt securities or certain other bank loan facilities.

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at September 30, 2021. Our debt covenants did not change as a result of amending our Credit Agreement.

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

Share repurchase program

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million worth of our common shares, approved by the Toronto Stock Exchange, over a period of 12 months, ending August 23, 2021. No share repurchases were made during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, financial performance, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience, which take into consideration the impact of COVID-19 pandemic and related circumstances. As of September 30, 2021, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

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

For a discussion of our new and amended accounting standards, refer to Note 2 of the Consolidated Financial Statements, Significant Accounting Policies.

Ritchie Bros.	52

Non-GAAP Measures

We reference various non-GAAP measures throughout this Quarterly Report on Form 10-Q. These measures do not have a standardized meaning and are, therefore, unlikely to be comparable to similar measures presented by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with US GAAP. Non-GAAP financial measures included in this Quarterly Report on Form 10-Q are labeled as “non-GAAP measure” or designated as such with an asterisk (*).

Non-GAAP Adjusted Operating Income* Reconciliation

We believe that non-GAAP adjusted operating income* provides useful information about the growth or decline of our operating income for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results.

Adjusting operating income* eliminates the financial impact of adjusting items which are significant recurring and non-recurring items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related costs, amortization of acquired intangible assets, management reorganization costs, and certain other items, which we refer to as ‘adjusting items’.

Beginning in the third quarter of 2021, we updated the calculation of non-GAAP adjusted operating income* to add-back share-based payments expense, all acquisition-related costs (including any share based continuing employment costs recognized in acquisition-related costs), amortization of acquired intangible assets, and gain or loss on disposition of property, plant and equipment. These adjustments have been applied retrospectively to all periods presented.

The following table reconciles non-GAAP adjusted operating income* to operating income, which is the most directly comparable GAAP measure in our consolidated income statements.

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Operating income	$53,619	$67,384	(20)%	$187,638	$190,266	(1)%
Share-based payments expense	5,627	8,568	(34)%	16,945	17,329	(2)%
Acquisition-related costs	10,255	—	100%	16,226	—	100%
Amortization of acquired intangible assets	6,622	4,993	33%	20,065	15,476	30%
Gain on disposition of property, plant and equipment	(1,068)	(276)	287%	(1,311)	(1,536)	(15)%
Severance	—	3,919	(100)%	—	3,919	(100)%
Non-GAAP adjusted operating income*	$75,055	$84,588	(11)%	$239,563	$225,454	6%
(1)	Please refer to pages 59-60 for a summary of adjusting items during the three and nine months ended September 30, 2021 and September 30, 2020.
(2)	Non-GAAP adjusted operating income* represents operating income excluding the effects of adjusting items.

Ritchie Bros.	53

Non-GAAP Adjusted Net Income Attributable to Stockholders* and Non-GAAP Diluted Adjusted EPS Attributable to Stockholders* Reconciliation

We believe that non-GAAP adjusted net income attributable to stockholders* provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Non-GAAP diluted Adjusted EPS attributable to stockholders* eliminates the financial impact of adjusting items which are after-tax effects of significant non-recurring or recurring items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related costs, amortization of acquired intangible assets, management reorganization costs, and certain other items, which we refer to as ‘adjusting items’.

Beginning in the third quarter of 2021, we updated the calculation of non-GAAP diluted adjusted EPS attributable to stockholders* to add-back share-based payments expense and all acquisition-related costs (including any share based continuing employment costs recognized in acquisition-related costs), amortization of acquired intangible assets, and gain or loss on disposition of property, plant and equipment. These adjustments have been applied retrospectively to all periods presented.

The following table reconciles non-GAAP adjusted net income attributable to stockholders* and non-GAAP diluted adjusted EPS attributable to stockholders* to net income attributable to stockholders and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements.

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. $000's, except share and
per share data, and percentages)	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Net income attributable to stockholders	$32,336	$45,387	(29)%	$121,273	$121,239	0%
Share-based payments expense	5,627	8,568	(34)%	16,945	17,329	(2)%
Acquisition-related costs	10,255	—	100%	16,226	—	100%
Amortization of acquired intangible assets	6,622	4,993	33%	20,065	15,476	30%
Gain on disposition of property, plant and equipment	(1,068)	(276)	287%	(1,311)	(1,536)	(15)%
Severance	—	3,919	(100)%	—	3,919	(100)%
Related tax effects of the above	(4,496)	(7,999)	(44)%	(13,560)	(14,389)	(6)%
Change in uncertain tax provision - tax effect	—	—	—%	—	6,228	(100)%
Non-GAAP adjusted net income attributable to stockholders*	$49,276	$54,592	(10)%	$159,638	$148,266	8%
Weighted average number of dilutive shares outstanding	111,391,396	110,369,718	1%	111,333,247	110,060,712	1%

Diluted earnings per share attributable to stockholders	$0.29	$0.41	(29)%	$1.09	$1.10	(1)%
Non-GAAP diluted adjusted EPS attributable to Stockholders*	$0.44	$0.49	(10)%	$1.43	$1.35	6%
(1)	Please refer to pages 59-60 for a summary of adjusting items during the three and nine months ended September 30, 2021 and September 30, 2020.
(2)	Non-GAAP adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Non-GAAP diluted adjusted EPS attributable to stockholders* is calculated by dividing non-GAAP adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Ritchie Bros.	54

Non-GAAP Adjusted EBITDA*

We believe non-GAAP adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods. We use non-GAAP adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period.

Beginning in the third quarter of 2021, we updated the calculation of non-GAAP adjusted EBITDA* to add-back share-based payments expense and all acquisition-related costs (including any share based continuing employment costs recognized in acquisition-related costs), and gain or loss on disposition of property, plant and equipment. These adjustments have been applied retrospectively to all periods presented.

The following table reconciles non-GAAP adjusted EBITDA* to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated income statements:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
			2021 over			2021 over
(in U.S. $000's, except percentages)	2021	2020	2020	2021	2020	2020
Net income	$32,357	$45,490	(29)%	$121,277	$121,438	(0)%
Add: depreciation and amortization expenses	21,907	18,436	19%	64,912	55,586	17%
Add: interest expense	8,807	8,737	1%	26,620	26,801	(1)%
Less: interest income	(375)	(510)	(26)%	(1,009)	(1,775)	(43)%
Add: income tax expense	13,057	15,437	(15)%	42,541	48,741	(13)%
EBITDA	75,753	87,590	(14)%	254,341	250,791	1%
Share-based payments expense	5,627	8,568	(34)%	16,945	17,329	(2)%
Acquisition-related costs	10,255	—	100%	16,226	—	100%
Gain on disposition of property, plant and equipment	(1,068)	(276)	287%	(1,311)	(1,536)	(15)%
Severance	—	3,919	(100)%	—	3,919	(100)%
Non-GAAP adjusted EBITDA*	$90,567	$99,801	(9)%	$286,201	$270,503	6%
(1)	Please refer to pages 59-60 for a summary of adjusting items during the three and nine months ended September 30, 2021 and September 30, 2020.
(2)	Non-GAAP adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, and excluding the effects of any non-recurring or unusual adjusting items.

Ritchie Bros.	55

Non-GAAP Adjusted Net Debt* and Non-GAAP Adjusted Net Debt/Non-GAAP Adjusted EBITDA* Reconciliation

We believe that comparing non-GAAP adjusted net debt/non-GAAP adjusted EBITDA* on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are noted under “Liquidity and Capital Resources”.

The following table reconciles non-GAAP adjusted net debt* to debt, non-GAAP adjusted EBITDA* to net income, and non-GAAP adjusted net debt*/ non-GAAP adjusted EBITDA* to debt/ net income, respectively, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	As at and for the 12 months ended September 30,
					% Change
(in U.S. $millions, except percentages)	2021		2020		2021 over 2020
Short-term debt	$18.5		$20.3		(9)%
Long-term debt	633.7		632.6		0%
Debt	652.2		652.9		(0)%
Less: Cash and cash equivalents	(362.6)		(470.3)		(23)%
Non-GAAP adjusted net debt*	289.6		182.6		59%
Net income	$170.2		$173.0		(2)%
Add: depreciation and amortization expenses	84.3		74.2		14%
Add: interest expense	35.4		37.1		(5)%
Less: interest income	(1.6)		(3.1)		(48)%
Add: income tax expense	59.3		61.6		(4)%
EBITDA	347.6		342.8		1%
Share-based payments expense	21.5		17.6		22%
Acquisition-related costs	22.2		—		100%
Gain on disposition of property, plant and equipment	(1.3)		(1.6)		(19)%
Severance	—		3.9		(100)%
Non-GAAP adjusted EBITDA*	$390.0		$362.7		8%
Debt/net income	3.8	x	3.8	x	0%
Non-GAAP adjusted net debt*/Non-GAAP adjusted EBITDA*	0.7	x	0.5	x	40%
(1)	Please refer to pages 59-60 for a summary of adjusting items during the trailing 12-months ended September 30, 2021 and September 30, 2020.
(2)	Non-GAAP adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, gain/ loss on disposition of property, plant and equipment, and excluding the effects of any non-recurring or unusual adjusting items.
(3)	Non-GAAP adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Non-GAAP adjusted net debt*/Non-GAAP adjusted EBITDA* is calculated by dividing non-GAAP adjusted net debt* by non-GAAP adjusted EBITDA*.

Ritchie Bros.	56

Operating Free Cash Flow* (“OFCF”) Reconciliation

We believe OFCF*, when compared on a trailing 12-month basis to different financial periods, provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes OFCF* as a performance metric. OFCF* is also an element of the performance criteria for certain annual short-term and long-term incentive awards.

The following table reconciles OFCF* to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	12 months ended September 30,
			% Change
(in U.S. $ millions, except percentages)	2021	2020	2021 over 2020
Cash provided by operating activities	$296.7	$289.2	3%
Property, plant and equipment additions	11.4	16.5	(31)%
Intangible asset additions	34.6	28.9	20%
Proceeds on disposition of property plant and equipment	(1.8)	(16.6)	(89)%
Net capital spending	$44.2	$28.8	53%
OFCF*	$252.5	$260.4	(3)%
(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	57

Non-GAAP Adjusted Net Income Attributable to Stockholders* and ROIC* Reconciliation

We believe that comparing ROIC* on a trailing 12-month basis for different financial periods, provides useful information about the after-tax return generated by our investments.

Beginning in the third quarter of 2021, we updated the calculation of non-GAAP diluted adjusted EPS attributable to stockholders* to add-back share-based payments expense and all acquisition-related costs (including any share based continuing employment costs recognized in acquisition-related costs), amortization of acquired intangible assets, and gain or loss on disposition of property, plant and equipment. These adjustments have been applied retrospectively to all periods presented.

The following table reconciles non-GAAP adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended September 30,

			% Change
(in U.S. $millions, except percentages)	2021	2020	2021 over 2020
Net income attributable to stockholders	$170.1	$172.8	(2)%
Share-based payments expense	21.5	17.6	22%
Acquisition-related costs	22.2	—	100%
Amortization of acquired intangible assets	25.7	21.0	22%
Gain on disposition of property, plant and equipment	(1.3)	(1.6)	(19)%
Severance	—	3.9	(100)%
Related tax effects of the above	(19.7)	(17.2)	15%
Change in uncertain tax provision - tax effect	1.5	6.2	(76)%
Non-GAAP adjusted net income attributable to stockholders*	$220.0	$202.7	9%
Opening long-term debt	$632.6	$689.3	(8)%
Ending long-term debt	633.7	632.6	0%
Average long-term debt	633.2	661.0	(4)%
Opening stockholders' equity	$959.5	$838.2	14%
Ending stockholders' equity	1,061.9	959.5	11%
Average stockholders' equity	1,010.7	898.9	12%
Average invested capital	$1,643.9	$1,559.9	5%

Return on average invested capital	10.3%	11.1%	(80)	bps
ROIC*	13.4%	13.0%	40	bps
(1)	Please refer to pages 59-60 for a summary of adjusting items during the trailing 12-months ended September 30, 2021 and September 30, 2020.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as non-GAAP adjusted net income attributable to stockholders* divided by average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	58

Adjusting Items Non-GAAP Measures

Beginning in the third quarter of 2021, we began adjusting for the following items that we do not consider to be part of our normal operating results. These have been applied retrospectively to all periods presented. The following describes the nature of these adjusting items recognized in each period:

●	Share-based payments expense - includes stock option compensation expense, and compensation expense for equity classified share units, liability classified share units, and employer contributions related to our employee share purchase plan.
●	Amortization of acquired intangible assets – includes amortization of all intangible assets acquired primarily from the acquisitions of IronPlanet, Rouse and Mascus.
●	Gain or loss on disposition of property, plant and equipment – includes any gain or loss recognized for the difference between the sales proceeds and the carrying amount of the disposed property, plant and equipment.

The following are additional adjusting items during the trailing 12 month periods which we do not consider to be part of our normal operating results.

Additional adjusting items during the trailing 12-months ended September 30, 2021 were:

Recognized in the third quarter of 2021

●	$10.3 million ($8.3 million after tax, or $0.07 per diluted share) of acquisition-related costs related to the acquisitions of Rouse, Euro Auctions and SmartEquip.

Recognized in the second quarter of 2021

●	There were no adjusting items recognized in the second quarter of 2021.

Recognized in the first quarter of 2021

●	There were no adjusting items recognized in the first quarter of 2021.

Recognized in the fourth quarter of 2020

●	$5.2 million ($3.9 million after tax, or $0.04 per diluted share) of acquisition-related costs related to the acquisition of Rouse.
●	$1.5 million ($0.01 per diluted share) of current income tax expense recognized related to an unfavourable adjustment to reflect final regulations published in Q2 2020 regarding hybrid financing arrangements.

Ritchie Bros.	59

Additional adjusting items during the trailing 12-months ended September 30, 2020 were:

Recognized in the third quarter of 2020

●	$4.3 million ($3.2 million after tax, or $0.03 per diluted share) of severance costs related to the realignment of leadership to support the new global operations organization, in line with strategic growth priorities led by the new CEO, of which $364,000 has been retrospectively recognized within share-based payments expense as an adjusting item.

Recognized in the second quarter of 2020

●	$6.2 million ($0.06 per diluted share) tax expense related to an unfavourable adjustment to reflect final regulations published regarding hybrid financing arrangements, of which $0.8 million relates to current income tax expense.

Recognized in the first quarter of 2020

●	There were no adjusting items recognized in the first quarter of 2020.

Recognized in the fourth quarter of 2019

●	$4.1 million ($3.4 million after tax, or $0.03 per diluted share) in share-based payment expense recovery related to the departure of our former CEO, which has been included in share-based payments expense adjusting item retrospectively.

Ritchie Bros.	60

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2021 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at September 30, 2021. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as at September 30, 2021, as a result of the material weaknesses described in Item 9A of the Form 10-K filed with the SEC on February 18, 2021 not having been remediated by the third quarter of 2021, the disclosure controls are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company completed the acquisition of Rouse on December 8, 2020 and Rouse’s total assets and revenues constituted 10.1% and 1.7%, respectively, of the Company’s total assets and revenues as shown in its consolidated financial statements as of and for the nine month period ended September 30, 2021. As the acquisition occurred in the fourth quarter of 2020, the Company excluded Rouse from the scope of its assessment over the effectiveness of its internal control over financial reporting. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from its scope in the year of acquisition, if specified conditions are satisfied.

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

The Company is committed to maintaining a strong internal control environment. In order to address the material weaknesses in internal control over financial reporting noted above, management with oversight and direction from the Audit Committee and the Board of Directors, have implemented remediation steps and initiatives in 2021 to remediate the material weaknesses. These efforts have included the following actions:

~~-~~	engaged a third-party advisor, hired a Senior Sarbanes-Oxley (SOX) Consultant, and created a SOX program Steering Committee to support management with performing a root-cause analysis and implementing a remediation plan;

-	provided training over the execution and review of manual journal entries across all geographies, which included a focus on ensuring that accurate and appropriate documentation is retained to support the journal entry;

Ritchie Bros.	61

-	conducted a series of revenue learning sessions to thoroughly review the business processes surrounding the occurrence and measurement of revenue, including the use of key reports, to drive the design and implementation of improved processes and controls;
-	implemented a series of new tools, checklists and control owner certifications, and improved our controls documentation, to enhance accountability and execution of controls;
-	designed, implemented and are testing improved processes and controls over the recording of manual journal entries, as well as over the completeness and accuracy of key reports used in the performance of controls to address the occurrence and measurement of revenue;
-	increased capacity and resources by hiring additional experienced accounting personnel and making changes to certain control owners impacted by the material weaknesses; and
-	implemented additional monitoring procedures over the controls impacted

As we continue to develop and implement our remediation plan, additional remediation steps will be identified and adopted. We have also performed additional post-closing procedures and financial statement analysis while our disclosure controls and procedures are not effective.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting, as discussed above.

Ritchie Bros.	62

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

There were no material changes in risk factors during the three months or nine months ended September 30, 2021, except as outlined below.

Significant costs have been incurred and are expected to be incurred in connection with the consummation of the acquisition and integration of acquisition targets, including Euro Auctions, including legal, accounting, financial advisory and other costs.

We expect to incur one-time costs in connection with integrating our operations, products and personnel with those of acquisition targets, including the Euro Auctions, in addition to costs related directly to completing the acquisition. We would expect similar costs to be incurred in connection with any future acquisition. These costs may include expenditures for:

•	reorganization or closures of facilities;

•	employee redeployment, relocation or severance; and

•	integration of operations and information systems.

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of acquisition targets. Additional unanticipated costs may be incurred as we integrate our business with acquisition targets. Although we expect the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with acquisition targets, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term.

We may not realize the anticipated benefits of, and synergies from, acquisitions and may become responsible for certain liabilities and integration costs as a result.

Business acquisitions involve the integration of new businesses that have previously operated independently from us. The integration of our operations with those of acquisition targets, including the Euro Auctions, is expected to result in financial and operational benefits, including certain tax and run-rate synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and other benefits. Integration may also be difficult, unpredictable and subject to delay because of possible company culture conflicts and different opinions on future business development. We may be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.

In addition, in connection with acquisitions, we have assumed, and may assume in connection with future acquisitions, certain potential liabilities. To the extent such liabilities are not identified by us or to the extent indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business.

Integrating our business with the Euro Auctions and other acquisition targets may divert our management’s attention away from operations.

Ritchie Bros.	63

Successful integration of the Euro Auctions’ and other acquisition targets’ operations, products and personnel with ours may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could adversely affect our business, financial condition and operating results.

Acquisitions are subject to a number of conditions and may not be completed on the terms or timeline currently contemplated, or at all.

The completion of the Euro Auctions acquisition is subject to certain conditions, including, among other things: (i) customary conditions relating to the obtaining of antitrust clearance in the United Kingdom, (ii) the vendors providing certain assistance and financial information, including in connection with the Company’s financing for the acquisition, and (iii) other customary closing conditions. The terms of the agreement also entitle the purchaser of the Euro Auctions (an indirect, wholly-owned subsidiary of the Company) to terminate the agreement in certain circumstances. The agreement may also terminate automatically if the closing conditions are not satisfied by the longstop date of February 28, 2022. In each such case, the acquisition would not proceed. Other acquisitions are, or may be, subject to similar or different conditions.

We cannot assure you that the Euro Auctions acquisition or any other acquisition will be consummated on the terms or timeline currently contemplated, or at all. Many of the conditions to completion of acquisitions are not within our control, and we cannot predict when or if these conditions will be satisfied. The failure to meet any or all of the required conditions could delay the completion of an acquisition for a significant period of time or prevent it from occurring. Any delay in completing an acquisition could cause Ritchie Bros. not to realize some or all of the benefits that it expects to achieve if the acquisition is successfully completed within its expected timeframe.

We will incur a substantial amount of debt to complete the Euro Auctions acquisition. This indebtedness could have a material adverse effect on our business and financial condition.

We will incur significant debt to complete the Euro Auctions acquisition. Our ability to make payments on our debt, fund our other liquidity needs and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. If our cash flows and capital resources are insufficient to fund debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness.

We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternatives may not allow us to meet our scheduled debt service obligations.

The degree to which we are currently leveraged and will be leveraged following the completion of the Euro Auctions acquisition could have important consequences for shareholders. For example, it could:

●	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
●	require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends and other corporate purposes;
●	increase our vulnerability to general adverse economic or industry conditions;
●	expose us to the risk of increased interest rates for any borrowings at variable rates of interest;
●	limit our flexibility in planning for and reacting to changes in our industry; and
●	place us at a competitive disadvantage compared to businesses in our industry that have less debt.

Additionally, our debt agreements contain a number of covenants that impose operating and financial restrictions on Ritchie Bros. and may limit our ability to engage in acts that may be in our long-term best interests. The debt agreements contain customary restrictions

Ritchie Bros.	64

and limitations on the ability of Ritchie Bros. and its subsidiaries to take certain actions, including incurring additional indebtedness, granting liens, making certain investments and making dividend payments or other distributions, in each case subject to customary carve-outs and exceptions. The debt agreements also includes a requirement that Ritchie Bros. maintain certain leverage and interest coverage ratios. Any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

In conjunction with the Euro Auctions acquisition, we may grant security interests in favor of our lenders over a substantial portion of the assets of Ritchie Bros. and certain of our subsidiaries, which may have a material adverse effect on us.

To secure our obligations under our debt agreements, as a result of the Euro Auctions acquisition we may enter into certain security agreements under which we will grant security interests in favor of our lenders over a substantial portion of the assets of Ritchie Bros. and certain of our subsidiaries. An event of default under such debt agreements may allow our lenders to accelerate their debt and terminate all commitments to extend further credit thereunder, including the right to proceed against the collateral securing the indebtedness. In any of these events, we may seek to refinance our indebtedness but be unable to do so on commercially reasonable terms. As a result, such event of default could result in the loss of our interests in the secured assets and have a material adverse effect on us, including by limiting our ability to conduct our business, to raise additional debt or equity financing and to compete effectively or take advantage of new business opportunities.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million worth of our common shares, approved by the Toronto Stock Exchange, over a period of 12 months, ending August 23, 2021. No share repurchases were made during the nine months ended September 30, 2021.

As discussed in the Current Report on Form 8-K filed on September 28, 2021 (the “SmartEquip 8-K”), we entered into an agreement to acquire SmartEquip, Inc., a Delaware corporation (“SmartEquip”), on September 24, 2021. A portion of the purchase price was payable in our common shares. At the closing of the acquisition on November 2, 2021, we issued a total of 63,971 common shares to certain of the former shareholders of SmartEquip. For further information, see the SmartEquip 8-K.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

Ritchie Bros.	65

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
2.1

Agreement and Plan of Merger dated September 24, 2021 among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc., Lego Merger Sub, Inc., SmartEquip, Inc., the Key Securityholders, the Rollover Members and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2021)

2.2

Share Purchase Agreement, dated August 9, 2021, by and among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. UK Holdings Ltd, Euro Auctions FZE and the Vendors listed therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021)

10.1

Fourth Amendment to Credit Agreement, dated as of September 21, 2021, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and letter of credit issuer and Royal Bank of Canada, as Canadian swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2021)

10.2	Fourth Amended and Restated Commitment Letter, dated August 8, 2021, from Goldman Sachs Bank USA
10.3	Agreement of Purchase and Sale, dated August 13, 2021, between Ritchie Bros. Properties Ltd. and 3 Manchester Court Holdings Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

Ritchie Bros.	66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: November 4, 2021	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: November 4, 2021	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	67