Form 10-Q
period 2022-03-31
RITCHIE BROS AUCTIONEERS INC
filed 2022-05-09
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 110,740,128 common shares, without par value, outstanding as of May 6, 2022.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended March 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Revenue:
Service revenue	$244,861	$206,030
Inventory sales revenue	149,060	125,525
Total revenue	393,921	331,555

Operating expenses:
Costs of services	39,015	37,866
Cost of inventory sold	131,582	110,747
Selling, general and administrative expenses	126,606	114,239
Acquisition-related costs	9,637	2,922
Depreciation and amortization expenses	24,225	21,070
Foreign exchange loss (gain)	(164)	277
Total operating expenses	330,901	287,121
Gain on disposition of property, plant and equipment	169,820	68
Operating income	232,840	44,502

Interest expense	(20,686)	(8,946)
Change in fair value of derivatives, net	1,263	—
Other income, net	920	1,002
Income before income taxes	214,337	36,558

Income tax expense	36,236	8,419
Net income	$178,101	$28,139

Net income (loss) attributable to:
Stockholders	$178,094	$28,188
Non-controlling interests	7	(49)
Net income	$178,101	$28,139

Earnings per share attributable to stockholders:
Basic	$1.61	$0.26
Diluted	$1.60	$0.25

Weighted average number of shares outstanding:
Basic	110,647,700	109,972,997
Diluted	111,655,861	111,267,392

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Net income	$178,101	$28,139
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(1,167)	(10,360)
Total comprehensive income	$176,934	$17,779

Total comprehensive income (loss) attributable to:
Stockholders	$176,937	$17,844
Non-controlling interests	(3)	(65)
	$176,934	$17,779

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets

Cash and cash equivalents	$440,120	$326,113
Restricted cash	150,203	102,875
Trade and other receivables	292,418	150,895
Less: allowance for credit losses	(4,339)	(4,396)
Inventory	78,890	102,494
Other current assets	50,699	64,346
Income taxes receivable	19,517	19,895
Total current assets	1,027,508	762,222

Restricted cash	939,755	933,464
Property, plant and equipment	445,517	449,087
Other non-current assets	157,874	142,504
Intangible assets	341,771	350,516
Goodwill	947,798	947,715
Deferred tax assets	7,187	7,406
Total assets	$3,867,410	$3,592,914

Liabilities and Equity

Auction proceeds payable	$539,739	$292,789
Trade and other liabilities	258,595	280,308
Income taxes payable	24,967	5,677
Short-term debt	22,083	6,147
Current portion of long-term debt	3,564	3,498
Total current liabilities	848,948	588,419

Long-term debt	1,578,420	1,733,940
Other non-current liabilities	150,105	147,260
Deferred tax liabilities	64,572	52,232
Total liabilities	2,642,045	2,521,851

Commitments and Contingencies (Note 22 and Note 23 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 110,735,243 (December 31, 2021: 110,618,049)	231,064	227,504
Additional paid-in capital	61,123	59,535
Retained earnings	989,923	839,609
Accumulated other comprehensive loss	(57,130)	(55,973)
Stockholders' equity	1,224,980	1,070,675
Non-controlling interest	385	388
Total stockholders' equity	1,225,365	1,071,063
Total liabilities and equity	$3,867,410	$3,592,914

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Three months ended March 31, 2022	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, December 31, 2021	110,618,049	$227,504	$59,535	$839,609	$(55,973)	$388	$1,071,063
Net income	—	—	—	178,094	—	7	178,101
Other comprehensive loss	—	—	—	—	(1,157)	(10)	(1,167)
	—	—	—	178,094	(1,157)	(3)	176,934
Stock option exercises	24,248	1,207	(221)	—	—	—	986
Issuance of common stock related to vesting of share units	92,946	2,353	(5,902)	—	—	—	(3,549)
Share-based continuing employment costs related to business combinations	—	—	2,133	—	—	—	2,133
Stock option compensation expense			2,567				2,567
Equity-classified share units expense	—	—	2,890	—	—	—	2,890
Equity-classified share units divided equivalents	—	—	121	(121)	—	—	—
Cash dividends paid	—	—	—	(27,659)	—	—	(27,659)
Balance, March 31, 2022	110,735,243	$231,064	$61,123	$989,923	$(57,130)	$385	$1,225,365

Three months ended March 31, 2021

Balance, December 31, 2020	109,876,428	$200,451	$49,171	$791,918	$(34,295)	$5,154	$1,012,399
Net income	—	—	—	28,188	—	(49)	28,139
Other comprehensive income	—	—	—	—	(10,344)	(16)	(10,360)
	—	—	—	28,188	(10,344)	(65)	17,779
Stock option exercises	197,863	8,268	(1,549)	—	—	—	6,719
Issuance of common stock related to vesting of share units	234,275	2,046	(11,347)	—	—	—	(9,301)
Issuance (forfeiture) of common stock related to business combinations	(55,510)	—	—	—	—	—	—
Share-based continuing employment costs related to business combinations	—	—	2,553	—	—	—	2,553
Stock option compensation expense	—	—	1,861	—	—	—	1,861
Equity-classified share units expense	—	—	2,779	—	—	—	2,779
Equity-classified share units dividend equivalents	—	—	144	(144)	—	—	—
Cash dividends paid	—	—	—	(24,181)	—	—	(24,181)
Balance, March 31, 2021	110,253,056	$210,765	$43,612	$795,781	$(44,639)	$5,089	$1,010,608

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Three months ended March 31,	2022	2021
Cash provided by (used in):
Operating activities:
Net income	$178,101	$28,139
Adjustments for items not affecting cash:
Depreciation and amortization expenses	24,225	21,070
Share-based payments expense	7,590	7,193
Deferred income tax expense	12,434	963
Unrealized foreign exchange (gain) loss	(248)	459
Gain on disposition of property, plant and equipment	(169,820)	(68)
Amortization of debt issuance costs	848	720
Amortization of right-of-use assets	3,455	3,172
Change in fair value of derivatives	(1,263)	—
Other, net	1,111	1,184
Net changes in operating assets and liabilities	128,701	117,855
Net cash provided by operating activities	185,134	180,687
Investing activities:
Acquisitions, net of cash acquired	(63)	—
Property, plant and equipment additions	(2,002)	(1,556)
Proceeds on disposition of property, plant and equipment	164,659	66
Intangible asset additions	(7,762)	(8,769)
Issuance of loans receivable	(1,099)	—
Repayment of loans receivable	1,212	224
Net cash provided by (used in) investing activities	154,945	(10,035)
Financing activities:
Dividends paid to stockholders	(27,659)	(24,181)
Proceeds from exercise of options and share option plans	986	6,719
Payment of withholding taxes on issuance of shares	(1,531)	(7,542)
Net increase (decrease) in short-term debt	15,376	(2,886)
Repayment of long-term debt	(162,698)	(2,626)
Debt issue costs	(2,261)	—
Repayment of finance lease obligations	(2,506)	(2,629)
Net cash used in financing activities	(180,293)	(33,145)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	7,840	(2,782)
Increase	167,626	134,725
Beginning of period	1,362,452	306,895
Cash, cash equivalents, and restricted cash, end of period	$1,530,078	$441,620

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

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

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated interim financial statements follow the same accounting policies and methods of application as our most recent annual audited consolidated financial statements except as described in Note 2(b) “ New and amended accounting standards and accounting policies”. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia’s invasion of Ukraine, sharply affecting economic and global financial markets. Subsequent economic sanctions of Russia have exacerbated ongoing economic challenges, including issues such as rising inflation and global supply chain disruption. The Company does not have any direct or significant operations in Russia or Ukraine, or any material operations in neighboring countries and only has limited number of direct customers in the effected region. The extent of the ongoing impacts of the conflict on our operational and financial performance, including our ability to execute on our business strategies and initiatives and sustain our operations in Europe and globally, will depend on future developments, including the continued evolvement of military activity and sanctions imposed with Russia’s invasion of Ukraine. Given the evolving nature of the crisis, the Company cannot currently reasonably estimate the impacts of the conflict on its business operations, results of operations, cash flows or financial performance.

Reclassification

Certain amounts in the prior period financial statements have been reclassified from selling, general and administrative expenses to cost of services for certain employee costs related to equipment inspections to conform to the presentation of the current period financial statements.

Ritchie Bros.	6

2.    Significant accounting policies (continued)

(b) New and amended accounting standards and accounting policies

New accounting policies

Sale and leaseback

The transfer of the asset shall not be accounted for as a sale if the leaseback would be classified as a finance lease or a sales-type lease. For sale and leaseback transactions, the Company applies the requirements of ASC 606 Revenue from Contracts with Customers to determine whether the transfer of the asset should be accounted for as a sale and applies ASC 842 Leases when accounting for the sale and leaseback transactions. If the transfer of the asset is a sale, the Company derecognizes the underlying asset and recognizes the gain on sale of property, plant and equipment. The Company recognizes a lease obligation arising from the leaseback and the corresponding ROU asset. If the fair value of the consideration for the sale of an asset does not equal the fair value of the asset, or if the payments for the lease are not at market rates, the Company will make adjustments to measure the sale proceeds at fair value. Any below-market terms are accounted for as a prepayment of lease payments and any above- market terms are accounted for as additional financing provided by the buyer-lessor. If the transaction does not qualify for sale and leaseback accounting treatment, and control of the asset has not transferred, then the asset is not derecognized, and no gain or loss is recorded as the transaction is accounted for as a financing transaction.

New and amended accounting standards

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

Significant items subject to estimates and judgments during the quarter ended March 31, 2022 were made in accounting for the completed sale and leaseback transaction of our Bolton property (Note 15 & Note 21). The Company determined the following estimates in calculating the gain on sale: the present value of market rental payments of the Bolton property sold, the expected lease term in the leaseback arrangement and the Company’s incremental borrowing rate based on information available at the commencement date of the lease.

Ritchie Bros.	7

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

5.   Business combinations

(a)	SmartEquip acquisition

On November 2, 2021, the Company acquired all of the issued and outstanding common shares of SmartEquip for a total cash purchase price of $173,743,000. During the first quarter of 2022, the Company finalized the net working capital adjustment under the purchase agreement and increased the purchase price by $63,000, resulting in a total purchase price of $173,806,000.

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

SmartEquip purchase price allocation

Purchase price	$173,806

Assets acquired:
Cash and cash equivalents	$2,039
Trade and other receivables	2,926
Other current assets	486
Property, plant and equipment	120
Other non-current assets	75
Deferred tax assets	8,932
Intangible assets	71,700

Liabilities assumed:
Trade and other liabilities	1,239
Deferred revenue	3,565
Other non-current liabilities	119
Deferred tax liabilities	18,192

Fair value of identifiable net assets acquired	63,163
Goodwill acquired on acquisition	$110,643

The deferred tax assets are presented net of a $1,486,000 valuation allowance.

The following table summarizes the fair values of the identifiable intangible assets acquired:

	Fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	$50,700	4 - 15 years
Software and technology assets	18,900	7 years
Trade names and trademarks	1,000	3 years
Backlog	1,100	2 years
Total	$71,700	11.3 years

Ritchie Bros.	8

5.   Business combinations (continued)

SmartEquip purchase price allocation (continue)

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

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

At the date of acquisition, the Company issued 63,971 common shares to certain previous shareholders of SmartEquip in return for their continuing employment service. The common shares are expected to vest one third on each anniversary date of the acquisition over a three-year period as continuing employment services are provided to the Company. At the date of acquisition, the Company estimated that it will recognize a total fair value of $4,375,000 share-based continuing employment costs in acquisition-related costs over the vesting period, with an increase to additional paid-in capital, subject to continuing employment of those individuals. As and when the common shares vest, the Company will recognize the fair value of the issued common shares from additional paid-in capital to share capital (Note 19).

During the quarter ended March 31, 2022, the Company recorded $1,175,000 acquisition-related costs for legal, advisory, integration and other professional fees, which included $659,000 of share-based continuing employment costs.

(b)	Euro Auctions acquisition

On August 9, 2021, the Company entered into a Sale and Purchase Agreement (“SPA”) pursuant to which it agreed to purchase Euro Auctions Limited, William Keys & Sons Holdings Limited, Equipment & Plant Services Ltd, and Equipment Sales Ltd. (collectively, “Euro Auctions”), each being a private limited company incorporated in Northern Ireland (the “Euro Auctions Acquisition”).

Under the terms of the SPA, the Company was to acquire all of the outstanding shares of Euro Auctions from their existing shareholders for approximately £775,000,000 (approximately $1.02 billion) cash consideration, to be paid on closing. The Euro Auctions acquisition is subject to regulatory clearances and the satisfaction of other customary closing conditions, including obtaining of antitrust clearance in the United Kingdom. On March 4, 2022, the Company was notified that the United Kingdom Competition and Markets Authority (“CMA”) intended to refer the proposed acquisition to a Phase 2 review process. On April 29, 2022, the Company made a decision that it is discontinuing the Phase 2 review by the CMA. The SPA will automatically terminate on June 28, 2022. (Note 24). As a result of the Company’s decision that it is discontinuing the Phase 2 review by the CMA, the Company redeemed all of the 2021 Notes (as defined below) at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest. (Note 17). The Company also terminated without cost its deal contingent forward currency contracts held to manage its exposure to foreign currency exchange rate fluctuations against the US and Canadian dollar on £343,000,000 of the £775,000,000 purchase consideration for the proposed Euro Auctions Acquisition. (Note 13).

Ritchie Bros.	9

6.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live onsite auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Rouse, Mascus online services, SmartEquip, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, and Ritchie Bros. Logistical Services (“RB Logistics”).

	Three months ended March 31, 2022
	A&M	Other	Consolidated
Service revenue:
Commissions	$116,375	$—	$116,375
Fees	84,629	43,857	128,486
Total service revenue	201,004	43,857	244,861
Inventory sales revenue	149,060	—	149,060
Total revenue	$350,064	$43,857	$393,921
Costs of services	25,574	13,441	39,015
Cost of inventory sold	131,582	—	131,582
Selling, general and administrative expenses ("SG&A")	108,811	17,795	126,606
Segment profit	$84,097	$12,621	$96,718
Acquisition-related costs			9,637
Depreciation and amortization expenses ("D&A")			24,225
Foreign exchange gain			(164)
Total operating expenses			$330,901
Gain on disposition of property, plant and equipment ("PPE")			169,820
Operating income			$232,840
Interest expense			(20,686)
Change in fair value of derivatives			1,263
Other income, net			920
Income tax expense			(36,236)
Net income			$178,101

	Three months ended March 31, 2021
	A&M	Other	Consolidated
Service revenue:
Commissions	$103,975	$—	$103,975
Fees	68,096	33,959	102,055
Total service revenue	172,071	33,959	206,030
Inventory sales revenue	125,525	—	125,525
Total revenue	$297,596	$33,959	$331,555
Costs of services	24,304	13,562	37,866
Cost of inventory sold	110,747	—	110,747
SG&A expenses	102,781	11,458	114,239
Segment profit	$59,764	$8,939	$68,703
Acquisition-related costs			2,922
D&A expenses			21,070
Foreign exchange loss			277
Total operating expenses			$287,121
Gain on disposition of PPE			68
Operating income			$44,502
Interest expense			(8,946)
Other income, net			1,002
Income tax expense			(8,419)
Net income			$28,139

Ritchie Bros.	10

6.    Segmented information (continued)

The Chief Operating Decision Maker “CODM” does not evaluate the performance of the Company’s operating segments or assess allocation of resources based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

The Company’s geographic breakdown of total revenue and location is as follows:

	United
Total revenue for the three months ended:	States	Canada	Australia	Europe	Other	Consolidated
March 31, 2022	$247,950	$65,233	$29,075	$37,820	$13,843	$393,921
March 31, 2021	207,414	48,478	19,563	47,176	8,924	331,555

7.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended
	March 31,
	2022	2021
Service revenue:
Commissions	$116,375	$103,975
Fees	128,486	102,055
	244,861	206,030
Inventory sales revenue	149,060	125,525
	$393,921	$331,555

8.    Operating expenses

Costs of services

	Three months ended
	March 31,
	2022	2021
Ancillary and logistical service expenses	$10,755	$12,269
Employee compensation expenses	15,921	14,530
Buildings, facilities and technology expenses	3,854	2,701
Travel, advertising and promotion expenses	5,172	4,518
Other costs of services	3,313	3,848
	$39,015	$37,866

SG&A expenses

	Three months ended
	March 31,
	2022	2021
Wages, salaries and benefits	$77,487	$76,957
Share-based compensation expense	5,386	3,778
Buildings, facilities and technology expenses	20,086	17,343
Travel, advertising and promotion expenses	7,974	5,162
Professional fees	9,747	5,032
Other SG&A expenses	5,926	5,967
	$126,606	$114,239

Ritchie Bros.	11

8.    Operating expenses (continued)

Acquisition-related costs

	Three months ended
	March 31,
	2022	2021
SmartEquip:
Share-based continuing employment costs	659	—
Other acquisition-related costs	516	—

Euro Auctions:
Other acquisition-related costs	6,693	—

Rouse:
Share-based continuing employment costs	1,474	2,553
Other acquisition-related costs	295	369
	$9,637	$2,922

Depreciation and amortization expenses

	Three months ended
	March 31,
	2022	2021
Depreciation expense	$7,746	$7,837
Amortization expense	16,479	13,233
	$24,225	$21,070

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

For the three months ended March 31, 2022, income tax expense was $36,236,000, compared to an income tax expense of $8,419,000 for the same period in 2021. The effective tax rate was 17% in the first quarter of 2022, compared to 23% in the first quarter of 2021.

A lower tax rate was observed in Q1 2022 versus Q1 2021 primarily due to the non-taxable gain portion on the sale of a parcel of land including all buildings in Bolton, Ontario. In addition, there was a decrease in the estimate of non-deductible expenses and a write-off of a deferred tax asset upon departure of a management employee of Rouse in 2021 which did not reoccur.

Partially offsetting these decreases were a lower tax deduction for PSU and RSU share unit expenses that exceeded the related compensation expense and a greater estimated proportion of income taxed in jurisdictions with higher tax rates.

The Canada Revenue Agency (“CRA”) is currently conducting an audit of the Company’s 2014, 2015, 2017, and 2018 taxation years. Management believes that the Company is in full compliance with Canadian tax laws. However, the CRA could challenge the manner in which the Company has filed its income tax returns and reported its income. In the event that the CRA challenges the manner in which the Company has filed its tax returns and reported its income, the Company will have the option to appeal any such decision. If the Company is not successful, however, the CRA audit could potentially result in additional income taxes, penalties, and interest, which could have a material adverse effect on the Company.

Ritchie Bros.	12

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

	Net income	WA	Per
	attributable to	number	share
Three months ended March 31, 2022	stockholders	of shares	amount
Basic	$178,094	110,647,700	$1.61
Effect of dilutive securities:
Share units	—	450,259	—
Stock options	—	557,902	(0.01)
Diluted	$178,094	111,655,861	$1.60

	Net income	WA	Per
	attributable to	number	share
Three months ended March 31, 2021	stockholders	of shares	amount
Basic	$28,188	109,972,997	$0.26
Effect of dilutive securities:
Share units	—	579,133	—
Stock options	—	715,262	(0.01)
Diluted	$28,188	111,267,392	$0.25

Ritchie Bros.	13

11.    Supplemental cash flow information

Three months ended March 31,	2022	2021
Trade and other receivables	$(142,307)	$(160,435)
Inventory	23,238	12,420
Advances against auction contracts	(4,956)	(1,085)
Prepaid expenses and deposits	12,208	(2,569)
Income taxes receivable	368	(1,624)
Auction proceeds payable	244,965	304,261
Trade and other liabilities	(21,986)	(16,623)
Income taxes payable	19,499	(13,720)
Operating lease obligation	(2,718)	(2,274)
Other	390	(496)
Net changes in operating assets and liabilities	$128,701	$117,855

Three months ended March 31,	2022	2021
Interest paid, net of interest capitalized	$19,152	$14,914
Interest received	544	303
Net income taxes paid	4,067	23,681

Non-cash purchase of property, plant and equipment under finance lease	2,483	2,084
Non-cash right of use assets obtained (reassessed) in exchange for new lease obligations	4,679	6,234

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$440,120	$326,113
Restricted cash
Current	150,203	102,875
Non-current	939,755	933,464
Cash, cash equivalents, and restricted cash	$1,530,078	$1,362,452

12.    Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

Ritchie Bros.	14

12.    Fair value measurement (continued)

		March 31, 2022		December 31, 2021
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$440,120	$440,120	$326,113	$326,113
Restricted cash	Level 1	1,089,958	1,089,958	1,036,339	1,036,339
Loans receivable	Level 2	7,278	7,278	7,267	7,267
Derivative financial assets
Deal contingent forward contract	Level 3	—	—	751	751
Forward currency contract	Level 2	576	576	—	—
Derivative financial liabilities
Deal contingent forward contract	Level 3	—	—	2,005	2,005
Short-term debt	Level 2	22,083	22,083	6,147	6,147
Long-term debt
Senior unsecured notes (as defined in Note 17)
2016 Notes	Level 1	494,973	507,188	494,531	508,125
2021 USD Notes	Level 2	597,397	589,500	598,052	625,125
2021 CAD Notes	Level 2	338,007	330,624	332,337	339,100
Term loan	Level 2	94,661	95,044	92,821	93,226
Long-term revolver loans	Level 2	56,946	57,000	219,699	219,772

The carrying value of the Company’s cash and cash equivalents, restricted cash, trade and other receivables, advances against auction contracts, loan receivables maturing within a year, auction proceeds payable, trade and other payables, and short-term debt approximate their fair values due to their short terms to maturity. The fair value of the loan receivables with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The carrying values of the term loan and long-term revolver loan, before deduction of deferred debt issue costs, approximate their fair values as the interest rates on the loans is short-term in nature. The fair values of the senior unsecured notes are determined by reference to a quoted market price of the notes traded in an over-the-counter broker market.

The Company holds derivative financial assets and liabilities that are required to be measured at fair value on a recurring basis. The fair values of the deal contingent forward contracts are determined using a probability weighted mark to market valuation and observable Level 2 inputs, including foreign currency spot exchange rates, forward pricing curves, and an unobservable Level 3 input, the expected date of settlement. The change in the valuation of the derivatives due to the range of possible expected settlement dates is not significant to the financial statements. The fair value of the forward currency contract is determined using observable Level 2 inputs, including foreign currency spot exchange rates and forward pricing curves. The fair value considers the credit risk of the Company and its counterparties.

13. Derivative financial instruments

The Company’s derivative financial instruments are accounted for as derivatives under ASC 815, Derivatives and Hedging, and are classified in other current assets and other current liabilities. The Company has not applied hedge accounting to these instruments.

During the first quarter of 2022, the Company entered into a 30 day forward currency contract, for a notional amount of $60,000,000, designated to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian subsidiary on a specific monetary intercompany loan receivable denominated in US dollars. During the first quarter of 2022, a $576,000 gain was recognized for the change in fair value of the forward currency contract within foreign exchange loss (gain) in the consolidated income statement.

The Company also held two deal contingent foreign exchange forward currency contracts to manage its exposure to foreign currency exchange rate fluctuations against the US and Canadian dollar on £343,000,000 of the £775,000,000 purchase consideration for the proposed Euro Auctions Acquisition. The notional amounts of the derivative instruments are £216,000,000 (US dollar forward) and £127,000,000 (Canadian dollar forward). These forward contracts were terminated by the Company in April 2022 at no cost. During the first quarter of 2022, a $1,263,000 gain was recognized for the change in the fair value of the deal contingent foreign exchange currency contracts in the consolidated income statement. (Note 5b)

Ritchie Bros.	15

14. Trade and other receivables

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. The following table presents the activity in the allowance for expected credit losses for the period ended March 31, 2022:

Balance, December 31, 2021	$(4,396)
Current period provision	(223)
Write-offs charged against the allowance	280
Balance, March 31, 2022	$(4,339)

15.    Other current assets

	March 31,	December 31,
	2022	2021
Advances against auction contracts	$8,974	$4,102
Assets held for sale	10,830	17,538
Prepaid expenses and deposits	30,319	41,955
Derivative financial asset	576	751
	$50,699	$64,346

Assets held for sale

Balance, December 31, 2021	$17,538
Reclassified from property, plant and equipment	359
Disposal	(7,067)
Balance, March 31, 2022	$10,830

On March 17, 2022, the Company completed the sale and leaseback of a parcel of land including all buildings, in Bolton, Ontario, for a total sale consideration of $208,195,000 Canadian dollars (approximately $165 million) net of closing and transaction costs, and recognized a gain on disposition of property, plant and equipment of $169,092,000. The net book value of the Bolton property was $7,067,000. The payments for the lease were not considered to be at market rates given an initial two year rent free period and, accordingly, the Company adjusted the sales proceeds and the gain to fair value. The Bolton property continues to be used for auction operations under the operating leaseback agreement until the completion of the acquisition and development of a replacement property located in Amaranth, Ontario. (Note 21)

As at December 31, 2021, the Company also classified vacant land in Casa Grande, Arizona with a net book value of $10,500,000 as an asset held for sale.

16.    Other non-current assets

	March 31,	December 31,
	2022	2021
Right-of-use assets	$128,796	$114,414
Tax receivable	10,747	10,289
Loans receivable	817	—
Deferred debt issue costs	5,147	5,236
Other	12,367	12,565
	$157,874	$142,504

The Company recognized a ROU asset of $16,587,000 as a result of the sale and leaseback transaction on the Bolton property (Note 15 and 21).

Ritchie Bros.	16

16.    Other non-current assets (continued)

Loans receivable

As at March 31, 2022, the Company held three financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance as at March 31, 2022 was $7,278,000, of which $6,461,000 is recorded in trade and other receivables and $817,000 in non-current loans receivable (December 31, 2021: $7,267,000, of which $7,267,000 was recorded in trade and other receivables and nil in non-current loans receivable). The expected credit loss allowance is not significant.

17.    Debt

	Carrying amount
	March 31,	December 31,
	2022	2021
Short-term debt	$22,083	$6,147

Long-term debt:

Revolving facilities and delayed-draw term loan facility:
Delayed-draw term loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.30%, due in monthly installments of interest only, maturing in September 2026	95,044	93,283
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.29%, due in monthly installments of interest only, maturing in September 2026	-	46,206
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.29%, due in monthly installments of interest only, maturing in September 2026	-	56,492
Long-term revolver loan denominated in U.S. dollars, secured, bearing interest at a weighted average rate of 1.89%, due in monthly installments of interest only, maturing in September 2026	57,000	117,000
Less: unamortized debt issue costs	(437)	(463)

Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025 (the "2016 Notes")	500,000	500,000
Less: unamortized debt issue costs	(5,027)	(5,469)
Bearing interest at 4.75% due in semi-annual installments, with the full amount of principal due in December 2031 (the "2021 USD Notes")	600,000	600,000
Less: unamortized debt issue costs	(2,603)	(1,948)
Bearing interest at 4.95% due in semi-annual installments, with the full amount of principal due in December 2029 (the "2021 CAD Notes")	339,755	333,464
Less: unamortized debt issue costs	(1,748)	(1,127)
Total long-term debt	1,581,984	1,737,438

Total debt	$1,604,067	$1,743,585

Long-term debt:
Current portion	$3,564	$3,498
Non-current portion	1,578,420	1,733,940
Total long-term debt	$1,581,984	$1,737,438

As at March 31, 2022, the Company had unused committed revolving credit facilities aggregating $662,519,000 that are available until September 2026 subject to certain covenant restrictions, unused uncommitted revolving credit facilities aggregating $5,000,000 that are available until October 2023, and unused uncommitted revolving credit facilities aggregating $5,000,000 with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at March 31, 2022.

Ritchie Bros.	17

17.    Debt (continued)

Short-term debt

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 2.3% (December 31, 2021: 1.8%).

Long-term debt

a)	Revolving facilities and delayed-draw term loan facility

During 2016, the Company entered into a credit agreement with a syndicate of lenders. The credit agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”, together with the Revolving Facilities, the “Facilities”). The credit agreement has been most recently amended in September 2021, which, among other things i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1,045,000,000, including $295,000,000 of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Facilities at each pricing tier level, and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.

Immediately prior to the amendment, the aggregate principal amount outstanding under the DDTL Facility was $90,000,000 ($118,889,995 Canadian dollars). In connection with the amendment, the Company refinanced that amount with the proceeds from a borrowing under the DDTL Facility. There are no mandatory principal repayments of borrowings under the DDTL Facility until the earlier of when the remaining $205,000,000 is drawn or Q3 2022. The remaining DDTL Facility commitment is available to be drawn until June 28, 2022. Once principal payments become mandatory, they are subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity.

As of March 31, 2022, the Company had unamortized deferred debt issue costs relating to the Facilities of $5,584,000.

b)	Senior unsecured notes

2016 Notes

On December 21, 2016, the Company completed the offering of $500,000,000 aggregate principal amount of 5.375% senior unsecured notes due January 15, 2025 (the “2016 Notes”). Interest on the 2016 Notes is payable semi-annually. The 2016 Notes are jointly and severally guaranteed on an unsecured basis, subject to certain exceptions, by certain of the Company’s subsidiaries. IronPlanet, Rouse, SmartEquip, and certain of their respective subsidiaries were added as additional guarantors in connection with the acquisitions of IronPlanet, Rouse and SmartEquip, respectively.

2021 Notes

On December 21, 2021, the Company completed the offering of two series of senior notes: (i) $600,000,000 aggregate principal amount of 4.750% senior notes due December 15, 2031 (the “2021 USD Notes”) and (ii) $425,000,000 Canadian dollar aggregate principal amount of 4.950% senior notes due December 15, 2029 ( the “2021 CAD Notes”, and together with the 2021 USD Notes, the “2021 Notes”).

The gross proceeds from the 2021 Notes offering together with certain additional amounts including prepaid interest were placed into escrow accounts and were expected to be held in escrow until the completion of the proposed Euro Auctions Acquisition. As of March 31, 2022, the 2021 Notes are recorded on the consolidated balance sheet in non-current restricted cash and included in long term debt. As a result of the Company’s decision that it is discontinuing the Phase 2 review by the CMA, effective as of May 4, 2022, the Company redeemed all of the outstanding 2021 Notes at a redemption price equal to 100% of the original offering price of the 2021 Notes, plus accrued and unpaid interest. (Note 5(b) and Note 24).

Ritchie Bros.	18

17.    Debt (continued)

(b)	Senior unsecured notes (continued)

2021 Notes (continued)

The Company intended to use the net proceeds from the offering of the 2021 Notes, together with proceeds from its DDTL Facility, to fund the consideration payable of the Euro Auctions Acquisition and any related fees and expenses.

The Company has incurred total debt issuance costs of $2,663,000 in connection with the offering of the 2021 USD Notes, and $1,779,000 in connection with the offering of the 2021 CAD Notes. Additionally, as a result of the Company’s decision to discontinue the Phase 2 review by the CMA, the Company will not be required to pay fees of approximately $10,000,000 to Goldman Sachs Bank USA Bank and certain other financial institutions, which was due when the proceeds were to be released from escrow to finance the Euro Auctions Acquisition.

18.    Other non-current liabilities

	March 31,	December 31,
	2022	2021
Operating lease liability	$112,892	$109,882
Tax payable	19,209	18,859
Finance lease liability	13,747	13,983
Other	4,257	4,536
	$150,105	$147,260

19.    Equity and dividends

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

Ritchie Bros.	19

19.    Equity and dividends (continued)

Shares issued for business combinations (continued)

	Rouse		SmartEquip		Total

						Weighted average
	Common	Fair value	Common	Fair value	Common	fair value
	shares	per common	shares	per common	shares	per common
	issued	shares	issued	shares	issued	shares
Outstanding, December 31, 2021	189,665	$71.09	63,971	$68.39	253,636	$70.41
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding, March 31, 2022	189,665	$71.09	63,971	$68.39	253,636	$70.41

Outstanding, December 31, 2020	312,193	$71.09	—	$—	312,193	$71.09
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(55,510)	71.09	—	—	(55,510)	71.09
Outstanding, March 31, 2021	256,683	$71.09	—	$—	256,683	$71.09

As at March 31, 2022, the unrecognized share-based continuing employment cost was $8,600,026 (2021: $14,576,000), which is expected to be recognized over a weighted average period of 1.5 years.

Share repurchase

There were no common shares repurchased during the three months ended March 31, 2022 (three months ended March 31, 2021: nil).

Dividends

Declared and paid

The Company declared and paid the following dividends during the three months ended March 31, 2022 and 2021:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Fourth quarter 2021	January 21, 2022	$0.2500	February 11, 2022	$27,659	March 4, 2022
Fourth quarter 2020	January 22, 2021	$0.2200	February 12, 2021	$24,181	March 5, 2021

Declared and undistributed

Subsequent to March 31, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.25 cents per common share, payable on June 17, 2022 to stockholders of record on May 27, 2022. This dividend payable has not been recognized as a liability in the financial statements. The payment of this dividend will not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net loss of $884,000 for the three months ended March 31, 2022 (2021: net loss of $3,654,000).

Ritchie Bros.	20

20.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended
	March 31,
	2022	2021
SG&A expenses:
Stock option compensation expense	$2,567	$1,861
Equity-classified share units	2,890	3,153
Liability-classified share units	(756)	(1,915)
Employee share purchase plan - employer contributions	685	679
	5,386	3,778
Acquisition-related costs:
Share-based continuing employment costs	2,133	2,553
	2,133	2,553
	$7,519	$6,331

Stock option plans

The Company has the following three stock option plans that provide for the award of stock options and premium-priced stock options to selected employees, directors, and officers of the Company: a) Amended and Restated Stock Option Plan, b) IronPlanet 1999 Stock Plan, and c) IronPlanet 2015 Stock Plan.

Stock option activity for the three months ended March 31, 2022 is presented below:

	Stock options				Premium-priced stock options
			WA				WA
	Common	WA	remaining	Aggregate	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value	option	price	life (in years)	value
Outstanding, December 31, 2021	2,208,057	42.55	7.7	41,884	1,017,064	91.24	5.7	—
Granted	629,877	57.70	—	—	—	—	—	—
Exercised	(25,942)	38.01	—	573	—	—	—	—
Forfeited	(6,255)	43.02	—	—	(9,576)	90.93	—	—
Outstanding, March 31, 2022	2,805,737	45.99	8.0	37,437	1,007,488	91.24	5.4	—
Exercisable, March 31, 2022	1,338,173	37.19	6.7	29,251	1,192	90.93	5.6	—

Stock options

The Company uses the Black Scholes option pricing model to fair value stock options. Significant assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2022 and 2021 are presented in the following table on a weighted average basis:

Three months ended March 31,	2022		2021
Risk free interest rate	2.1%		0.5%
Expected dividend yield	1.75%		1.66%
Expected lives of the stock options	4	years	4	years
Expected volatility	31.7%		32.3%

At March 31, 2022, the unrecognized stock-based compensation cost related to the non-vested stock options was $13,210,000, which is expected to be recognized over a weighted average period of 2.6 years.

Ritchie Bros.	21

20.    Share-based payments (continued)

Premium-priced stock options

The Company also grants premium-priced stock options to the senior executives with exercise prices above the fair market value of the Company’s common shares on grant dates. The premium-priced stock options vest and become exercisable upon the third anniversary of their grant date and expire on the sixth anniversary of their grant date. The fair values of the premium-priced stock options were calculated on the grant date using a Monte Carlo simulation model. There were no premium-priced stock options granted during the three month period ended March 31, 2022 and 2021.

At March 31, 2022, the unrecognized stock-based compensation cost related to the premium-priced stock options was $7,063,000, which is expected to be recognized over a weighted average period of 2.5 years.

Share unit plans

Share unit activity for the three months ended March 31, 2022 is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs		PSUs with Market Conditions		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2021	523,618	$45.90	88,305	$65.45	79,112	$54.96	156,589	$35.28
Granted	151,873	57.52	—	—	33,440	57.67	5,966	54.27
Vested and settled	(93,241)	36.42	—	—	(21,221)	46.43	—	—
Forfeited	(1,165)	50.35	—	—	(866)	54.15	—	—
Outstanding, March 31, 2022	581,085	$50.45	88,305	$65.45	90,465	$57.97	162,555	$35.97

The total market value of liability-classified share units vested and released during the first three months of 2022 was nil (December 31, 2021: nil).

Senior executive and employee PSU plans

The Company grants PSUs under a senior executive PSU plan and an employee PSU plan (the “PSU Plans”). Under the PSU Plans, the number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met. The PSU Plans allow the Company to choose whether to settle the awards in cash or in shares. The Company intends to settle by issuance of shares. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase of shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) issue a number of shares equal to the number of units that vest.

Fair values of equity-classified PSUs are estimated on grant date using the market close price of the Company's common shares listed on the New York Stock Exchange, as these are not subject to market vesting conditions.

At March 31, 2022, the unrecognized share unit expense related to equity-classified PSU’s was $17,735,000, which is expected to be recognized over a weighted average period of 2.2 years.

Ritchie Bros.	22

20.    Share-based payments (continued)

PSUs with market conditions

The Company also grants PSUs to senior executives with a market condition where vesting is conditional upon the total stockholder return performance of the Company’s stock relative to the performance of a peer group over a three year performance period from the date of grant.

At March 31, 2022, the unrecognized share unit expense related to equity-classified PSUs with market conditions was $4,555,000, which is expected to be recognized over a weighted average period of 2.4 years.

RSUs

The Company has RSU plans that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the market close price of the Company's common shares listed on the New York Stock Exchange.

At March 31, 2022, the unrecognized share unit expense related to equity-classified RSUs was $3,636,000, which is expected to be recognized over a weighted average period of 1.8 years.

DSUs

The Company has DSU plans that are cash-settled and not subject to market vesting conditions.

Fair values of DSUs are estimated on grant date and at each reporting date using the market close price of the Company’s common shares listed on the New York Stock Exchange. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

At March 31, 2022, the Company had a total share unit liability of $9,596,000 (December 31, 2021: $10,056,000) in respect of share units under the DSU plans.

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

21.    Leases

The Company enters into commercial leases for various auctions sites and offices, the majority of which are non-cancellable, and additional operating leases for computer equipment, motor vehicles and small office equipment. The majority of the Company’s operating leases have a fixed term with a remaining life between one month and 18 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options.

The Company also enters into finance lease arrangements for certain vehicles, computer and yard equipment and office furniture, the majority of these leases have a fixed term with a remaining life of one month to six years with renewal options included in the contracts.

On March 17, 2022, the Company completed the sale and leaseback of its Bolton Property, a parcel of land including all buildings, in Bolton, Ontario (Note 15). The Company intends to lease the Bolton property for a period of 28 months until such time that the replacement property is available for the relocation of the Company’s operations. The lease has an initial rent-free period of two years and an option to renew the lease for two additional one-year periods, during which time the lease is cancellable at one month’s notice. Upon completion of the sale, the Company recorded a $16,587,000 ROU asset representing the right of use of the Bolton property for the estimated lease term and a $4,477,000 long term lease liability representing the obligation to make lease payments arising from the operating lease at the end of the initial two-year period.

The Company’s breakdown of lease expense is as follows:

	Three months ended
	March 31,
	2022	2021
Operating lease cost	$4,711	$4,600
Finance lease cost
Amortization of leased assets	2,632	2,588
Interest on lease liabilities	174	221
Short-term lease cost	3,463	2,661
Sublease income	—	(15)
	$10,980	$10,055

22.    Commitments

Commitment for inventory purchases

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

During the first two years of the contracts, the Company is committed to purchase on a combined basis up to either: (i) 600,000 assets, or (ii) assets with an expected minimum value of up to $77,000,000; whichever is less. As at March 31, 2022, the Company has purchased 196,412 assets with a total value of $38,137,000 pursuant to the two year period of this contract, which commenced on June 1, 2021.

23.    Contingencies

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

At March 31, 2022, there were $70,163,000 of assets guaranteed under contract, of which 94% is expected to be sold prior to June 30, 2022, with the remainder to be sold by December 31, 2022 (December 31, 2021: $43,450,000 of which 61% was expected to be sold prior to the end of March 31, 2022 with the remainder to be sold by December 31, 2022).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

Ritchie Bros.	24

24. Subsequent events

The Company notified the CMA of its decision to discontinue the Phase 2 review on April 29, 2022 in relation to the proposed Euro Auctions acquisition (Note 5(b)) and, accordingly, redeemed all of its 2021 Notes held in escrow effective as of May 4, 2022 (Note 17b) and terminated its deal contingent forward contracts in April 2022. (Note 13).

Ritchie Bros.	25

ITEM 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including the following section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially, and include, among others, statements relating to:

●	our future strategy, objectives, targets, projections and performance;
●	potential growth and market opportunities;
●	potential future mergers and acquisitions;
●	our ability to integrate potential acquisitions;
●	the impact of our new initiatives, services, investments, and acquisitions on us and our customers;
●	our future capital expenditures and returns on those expenditures; and
●	financing available to us from our credit facilities or other sources, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs.

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Non-GAAP financial measures referred to in this Quarterly Report on Form 10-Q are labeled as “non-GAAP measure” or designated as such with an asterisk (*). Please see pages 50-52 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures.

Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) was founded in 1958 in Kelowna, British Columbia, Canada and is a world leader in asset management technologies and disposition of commercial assets, selling $5.5 billion of used equipment and other assets during 2021. Our expertise, unprecedented global reach, market insights, and trusted portfolio of brands provide us with a unique position within the used equipment market.

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

We operate globally with locations in 12 countries, including the U.S., Canada, the Netherlands, Australia, and the United Arab Emirates, and maintain a presence in 48 countries where customers are able to sell from their own yards. In addition, we employ more than 2,700 full-time employees worldwide.

Acquisition of Euro Auctions

On August 9, 2021, we entered into a Sale and Purchase Agreement (“SPA”) pursuant to which we agreed to purchase Euro Auctions Limited, William Keys & Sons Holdings Limited, Equipment & Plant Services Ltd, and Equipment Sales Ltd. (collectively, “Euro Auctions”), each being a private limited company incorporated in Northern Ireland (the “Euro Auctions Acquisition”), for a purchase price of approximately £775 million (approximately $1.02 billion) in cash, to be paid on closing.

On March 4, 2022, we announced that the United Kingdom’s Competition and Markets Authority (“CMA”) intends to refer the proposed acquisition of Euro Auctions to a Phase 2 review process. On April 29, 2022, the Company announced its decision that it is discontinuing the Phase 2 review by the CMA. The SPA will automatically terminate on June 28, 2022.

On December 21, 2021, the Company completed its offering of two series of senior unsecured notes for approximately $935.0 million aggregate principal. The Company intended to use the net proceeds from the offering of the two series of senior unsecured notes, together with proceeds from our delayed-draw term loan and, on an as-needed basis, cash on hand available or borrowings under our revolving facilities to fund the consideration payable of the proposed acquisition of Euro Auctions. As a result of the Company’s decision that it is discontinuing the Phase 2 review by the CMA, the Company redeemed all of its senior unsecured notes at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest. On December 23, 2021, the Company had entered into two deal contingent foreign exchange forward currency contracts, with no upfront cash cost, to manage its exposure to foreign currency exchange rate fluctuations against the U.S. and Canadian dollar on £343.0 million of the £775.0 million purchase consideration for the proposed Euro Auctions Acquisition. These forward contracts were terminated by the Company in April 2022 at no cost.

Impact of COVID-19 to our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic (“COVID-19”).

In response, we transitioned all of our traditional live onsite auctions to online bidding utilizing our existing online bidding technology. As restrictions ease, we have begun to return to in-person attendances at our live onsite auctions, which included our flagship Orlando, Florida event in Q1 2022. We will continue to consider a gradual transition back to some measure of in-person attendance at certain other onsite auction events. The health and welfare of our employees, customers and suppliers continues to be a top priority and we continue to operate with precautionary measures in place, as appropriate.

In Q1 2022, our ability to move equipment to and from our auction sites and across borders has improved with travel restrictions and quarantine requirements continuing to lift particularly in Australia and Europe, but with parts of Asia experiencing renewed lockdowns. In the United States and Canada, COVID-19 has not materially impacted our ability to operate our businesses and move equipment. Globally, we continued to see surges in shipping and freight costs combined with extended lead times, making transportation of equipment both more costly and more challenging, negatively impacting the buying and selling behaviour of our customers. Additionally, COVID-19 in combination with various macro economic factors impacted the supply chains of new equipment production, which in turn negatively affected the supply of used equipment being sold throughout our regions, most predominantly in North America.

Ritchie Bros.	27

For a further discussion of risks to our business and operating results arising from COVID-19, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

Impact of Russia-Ukraine conflict on our Business

On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia’s invasion of Ukraine, sharply affecting economic and global financial markets. Subsequent economic sanctions on Russia have exacerbated ongoing economic challenges, including issues such as rising inflation, global supply chain disruption and increase in fuel prices.

The rise in fuel cost has impacted us to some extent due to the surge in transportation costs which has impacted both the cost and timing of export and import of equipment between countries globally and contributed to an increase in operating costs of our equipment in our operations. Increases in commodity prices may also result in an acceleration of a slowdown in the economy, especially in Europe, where historically, the Eastern European countries have contributed to importing and exporting equipment for our operations.

We do not have any operations in Russia or Ukraine, or any material operations in neighboring countries and only have a limited number of direct customers in the effected region. However, we cannot estimate the extent of the ongoing impacts of the conflict, other unforeseen conditions, future developments, including the continued evolvement of military activity and sanctions imposed with Russia’s invasion of Ukraine, which could adversely affect the domestic economy generally and our business specifically.

Service Offerings

We offer our equipment seller and buyer customers multiple distinct, complementary, multi-channel brand solutions that address the range of their needs. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used equipment available to them. For a complete listing of channels and brand solutions available under our Auctions & Marketplace ("A&M") segment, as well as our Other Services segment, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

Contract options

We offer consignors several contract options to meet their individual needs and sale objectives. Through our A&M business, options include:

●	Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
●	Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
●	Inventory contracts, where we purchase, take custody, and hold used equipment and other assets before they are resold in the ordinary course of business.

We collectively refer to guarantee and inventory contracts as underwritten or “at-risk” contracts.

Value-added services

●	We also provide a wide array of value-added services to make the process of selling and buying equipment convenient for our customers, including repair and refurbishment services, financial services through Ritchie Bros. Financial Services (“RBFS”), logistical services through RB Logistics, end-to-end asset management and disposition services through RB Asset Solutions, as well as other services such as appraisals, insights, data intelligence and performance benchmarking solutions. We offer equipment listing services under the RitchieList brand in North America and Mascus brand in Europe to make private selling more efficient and safe for customers, including a secure transaction management service, complete with invoicing. We also provide an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers and dealers.

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

Ritchie Bros.	28

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

Performance Overview

Net income attributable to stockholders increased 532% to $178.1 million, compared to $28.2 million in Q1 2021, which includes a $169.1 million gain on property, plant and equipment for the sale of a property located in Bolton, Ontario. Diluted earnings per share (“EPS”) attributable to stockholders increased 540% to $1.60 per share in Q1 2022 as compared to $0.25 per share in Q1 2021. Non-GAAP diluted adjusted EPS attributable to stockholders* increased 44% to $0.46 per share in Q1 2022 compared to $0.32 per share in Q1 2021.

For the first quarter of 2022 as compared to the first quarter of 2021:

Consolidated results:

●	Total revenue in Q1 2022 increased 19% to $393.9 million
o	Service revenue in Q1 2022 increased 19% to $244.9 million
o	Inventory sales revenue in Q1 2022 increased 19% to $149.1 million
●	Gain on property, plant and equipment in Q1 2022 was $169.1 million due to a sale of property located in Bolton, Ontario
●	Operating income in Q1 2022 increased 423% to $232.8 million
●	Non-GAAP adjusted operating income* in Q1 2022 increased 54% to $88.9 million
●	Net income in Q1 2022 increased 533% to $178.1 million
●	Non-GAAP adjusted Earnings Before Interest, Taxes, Depreciation and Amortization* (“EBITDA) in Q1 2022 increased 44% to $104.9 million
●	Cash provided by operating activities was $185.1 million for the first three months of 2022
●	Cash on hand at the end of Q1 2022 was $1.5 billion, of which $440.1 million was unrestricted and $939.8 million was restricted relating to our two senior notes entered into in December 2021 to finance the proposed Euro Auctions Acquisition, and the remainder is restricted for use

Auctions & Marketplaces segment results:

●	GTV in Q1 2022 increased 13% to $1.4 billion and increased 14% when excluding the impact of foreign exchange
●	A&M total revenue in Q1 2022 increased 18% to $350.1 million
o	Service revenue in Q1 2022 increased 17% to $201.0 million
o	Inventory sales revenue in Q1 2022 increased 19% to $149.1 million

Other Services segment results:

●	Other Services total revenue in Q1 2022 increased 29% to $43.9 million
o	RBFS revenue in Q1 2022 increased 71% to $15.7 million
o	SmartEquip revenue of $4.7 million was recognized in Q1 2022, which was its first full quarter since its acquisition on November 2, 2021

In addition, the total number of organizations activated on our Business Inventory Management System (“IMS”), a gateway into our marketplace, increased by 103% as compared to Q4 2021.

Other Company developments:

●	On April 29, 2022, the Company announced that it is discontinuing the Phase 2 review by the UK Competition and Markets Authority in connection with the proposed Euro Auctions acquisition. The Sale and Purchase Agreement dated August 9, 2021 pursuant to which the Company had agreed to purchase Euro Auctions Limited, William Keys & Sons Holdings Limited, Equipment & Plant Services Ltd and Equipment Sales Ltd. will automatically terminate on June 28, 2022. The Company has also redeemed all of its senior notes issued in 2021 in early May 2022.

Ritchie Bros.	30

Results of Operations

Financial overview

	Three months ended March 31,
			% Change
(in U.S. $000's, except EPS and percentages)	2022	2021	2022 over 2021
Service revenue:
Commissions	$116,375	$103,975	12%
Fees	128,486	102,055	26%
Total service revenue	244,861	206,030	19%
Inventory sales revenue	149,060	125,525	19%
Total revenue	393,921	331,555	19%
Costs of services	39,015	37,866	3%
Cost of inventory sold	131,582	110,747	19%
Selling, general and administrative expenses	126,606	114,239	11%
Total operating expenses	330,901	287,121	15%
Gain on disposition of property, plant and equipment	169,820	68	249,635%
Operating income	232,840	44,502	423%
Operating income as a % of total revenue	59.1%	13.4%	4570	bps
Non-GAAP adjusted operating income*	88,860	57,775	54%
Non-GAAP adjusted operating income* as a % of total revenue	22.6%	17.4%	520	bps
Net income attributable to stockholders	178,094	28,188	532%
Non-GAAP adjusted net income attributable to stockholders*	50,963	35,995	42%
Diluted earnings per share attributable to stockholders	$1.60	$0.25	540%
Non-GAAP diluted adjusted EPS attributable to stockholders*	$0.46	$0.32	44%
Effective tax rate	16.9%	23.0%	(610)	bps

Total GTV	1,439,105	1,274,539	13%
Service GTV	1,290,045	1,149,014	12%
Service revenue as a % of total GTV	17.0%	16.2%	80	bps
Inventory GTV	149,060	125,525	19%

Service GTV as a % of total GTV - Mix	89.6%	90.2%	(60)	bps
Inventory sales revenue as a % of total GTV - Mix	10.4%	9.8%	60	bps

Certain amounts in the prior period have been reclassified from selling, general and administrative expenses to cost of services, refer to note 2(a) of the consolidated financial statements

Total GTV

Total GTV increased 13% to $1.4 billion in Q1 2022 and increased 14% when excluding the impact of foreign exchange.

In Q1 2022, despite a continued unfavorable supply environment, GTV increased year-over-year across all regions with notable strength in North America and sector strength in construction and transportation. The increase in GTV was due to strong used equipment values, aided by inflation, partially offset by lower lot counts and unfavorable mix. In Canada, GTV volume increases were primarily driven by higher performances at our agricultural events as well as strong execution by our Canadian strategic accounts team. Canada also saw increases in volumes from the shift of our Truro, Nova Scotia auction from Q2 2021 to Q1 2022, positive year-over year performance in our Montreal, Quebec auction and a new Prince Rupert, British Columbia auction. In addition, Canada benefited from significant volume increases in RBFS from providing escrow services for private brokered transactions. In the US, we saw a large dispersal of construction equipment in our Phoenix, Arizona auction, as well as positive year-over year performances, notably at our flagship Orlando, Florida event where we welcomed customers back in person, and at our Las Vegas, Nevada event. These increases were partially offset by a lower supply of equipment from our US strategic accounts in the finance and rental sectors and softer performances in our regional combined events. In International, the increase in GTV volume was primarily in Australia driven by the addition of one new event in Corio, Victoria as well as two agricultural events, the use of local satellite yards and the lifting of border restrictions.

Ritchie Bros.	31

Total revenue

Total revenue increased 19% to $393.9 million in Q1 2022, with total service revenue increasing by 19% and inventory sales revenue increasing by 19%.

Service Revenue

In Q1 2022, total service revenue increased 19% with fees revenue increasing 26% and commissions revenue increasing 12%. Service revenues comprise commissions that are earned on Service GTV, and Fees which are earned on total GTV as well as from our other services such as Ancillary Services, RBFS, Rouse, Mascus, RB Logistics, RB Asset Solutions and SmartEquip.

Service GTV increased 12% to $1.3 billion across all regions. The increase was in line with total GTV mentioned above.

Fees revenue increased 26%, primarily due to the increase in total GTV of 13%. Fees revenue also increased due to higher buyer fee rates implemented in 2021 and early 2022. The remaining increase in fees revenue is driven from the growth in our services in the Other Segment as a result of higher funded volumes in RBFS and the inclusion of fees from SmartEquip since its acquisition on November 2, 2021. These increases were partially offset by reduced mix of small value lots across all regions, as well as lower fees from a decrease in lot volumes and from our ancillary services, most notably in the US. We also saw lower fees associated with online inspections driven by lower online lot counts sold in the US.

Commissions revenue increased 12%, in line with the increase in Service GTV of 12%.

Inventory Sales Revenue

Inventory sales revenue as a percentage of total GTV increased to 10.4% from 9.8% in Q1 2022.

In Q1 2022, inventory sales revenue increased 19% primarily in the US and International, with Canada remaining flat. In the US, we saw a large inventory package dispersal of construction equipment in our Phoenix, Arizona auction and higher volumes sold through our GovPlanet business, partially offset by a lower volume of inventory contracts in our Orlando, Florida and Atlanta, Georgia events. In International, inventory sales revenue grew in Australia primarily due to higher inventory contracts driven by the addition of a new event as well as two agricultural events and the use of local satellite yards.

Underwritten Contracts

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which include inventory and guarantee contracts increased to 17.1% in Q1 2022 compared to 15.0% in Q1 2021.

Operating Income

For Q1 2022, operating income increased 423% or $188.3 million to $232.8 million, which included a gain of $169.1 million on property, plant and equipment from the sale of property located in Bolton, Ontario. The remaining increase was due to a 19% increase in revenue and a strong flow through to operating income, offset by a 15% increase in operating expenses. Operating expenses included higher cost of goods sold in line with higher inventory sales. Selling, general and administrative expenses also increased due to higher professional fees as a result of our IT strategy to build a new digital technology platform, higher travel, advertising and promotion costs from increased activity in global travel partly due to the return of our onsite Orlando event, higher marketing expenses to promote new initiatives, and higher buildings, facilities and technology costs as we shift to cloud-based solutions to improve customer experiences. We also incurred $9.6 million in acquisition-related costs for the proposed acquisition of Euro Auctions, and the completed acquisitions of SmartEquip and Rouse.

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

Ritchie Bros.	32

For Q1 2022, income tax expense increased by 330% to $36.2 million and our effective tax rate decreased 610 bps to 16.9% as compared to Q1 2021. The decrease in the effective tax rate for Q1 2022 was primarily due to the non-taxable gain portion on the sale of a parcel of land including all buildings in Bolton, Ontario. In addition, there was a decrease in the estimate of non-deductible expenses and a write-off of a deferred tax asset upon departure of a management employee of Rouse in 2021 which did not reoccur.

Partially offsetting these decreases were a lower tax deduction for PSU and RSU share unit expenses that exceeded the related compensation expense and a greater estimated proportion of income taxed in jurisdictions with higher tax rates.

Net income

In Q1 2022, net income attributable to stockholders increased 532% to $178.1 million, which included a gain of $169.1 million on property, plant and equipment from the sale of property located in Bolton, Ontario. The remaining increase was primarily related to higher operating income, offset by a higher interest expense incurred on our senior notes held in escrow. In addition, we saw an increase in income tax expense due to the sale of the Bolton property.

Diluted EPS

Diluted EPS attributable to stockholders increased 540% to $1.60 per share for Q1 2022, in line with net income.

US dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the US dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
			2022 over
Value of one local currency to U.S dollar	2022	2021	2021
Period-end exchange rate - March 31,
Canadian dollar	0.7994	0.7961	0%
Euro	1.1074	1.1726	(6)%
Australian dollar	0.7491	0.7595	(1)%

Average exchange rate -Three months ended March 31,
Canadian dollar	0.7892	0.7896	(0)%
Euro	1.1225	1.2059	(7)%
Australian dollar	0.7236	0.7728	(6)%

For Q1 2022, foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were primarily due to the fluctuations in the Australian dollar and Euro exchange rates relative to the US dollar.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant recurring and non-recurring items that we do not consider to be part of our normal operating results.

Non-GAAP adjusted net income attributed to stockholders increased 42% to $51.0 million in Q1 2022.

Non-GAAP diluted Adjusted EPS attributable to stockholders increased 44% to $0.46 per share in Q1 2022.

Non-GAAP adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) increased 44% to $104.9 million in Q1 2022.

Debt at the end of Q1 2022 represented 5.3 times net income as at and for the 12 months ended March 31, 2022, compared to debt at Q1 2021, which represented 3.8 times net income as at and for the 12 months ended March 31, 2021. The non-GAAP adjusted net debt/non-GAAP adjusted EBITDA was 0.5 times as at and for the 12 months ended March 31, 2022, compared to 0.9 times as at and for the 12 months ended March 31, 2021.

Ritchie Bros.	33

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other Services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our Other Services segment, is available in our Annual Report on Form 10-K for the year ended December 31, 2021.

	Three months ended March 31, 2022
(in U.S $000's)	A&M	Other	Consolidated
Service revenue:
Commissions	$116,375	$—	$116,375
Fees	84,629	43,857	128,486
Total service revenue	201,004	43,857	244,861
Inventory sales revenue	149,060	—	149,060
Total revenue	$350,064	$43,857	$393,921
Ancillary and logistical service expenses	—	10,755	10,755
Other costs of services	25,574	2,686	28,260
Cost of inventory sold	131,582	—	131,582
SG&A expenses	108,811	17,795	126,606
Segment profit	$84,097	$12,621	$96,718

	Three months ended March 31, 2021
(in U.S $000's)	A&M	Other	Consolidated
Service revenue:
Commissions	$103,975	$—	$103,975
Fees	68,096	33,959	102,055
Total service revenue	172,071	33,959	206,030
Inventory sales revenue	125,525	—	125,525
Total revenue	$297,596	$33,959	$331,555
Ancillary and logistical service expenses	—	12,269	12,269
Other costs of services	24,304	1,293	25,597
Cost of inventory sold	110,747	—	110,747
SG&A expenses	102,781	11,458	114,239
Segment profit	$59,764	$8,939	$68,703

Ritchie Bros.	34

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended March 31,
			% Change
			2022 over
(in U.S. $000's, except percentages)	2022	2021	2021
Service revenue:
Commissions	$116,375	$103,975	12%
Fees	84,629	68,096	24%
Total service revenue	201,004	172,071	17%
Inventory sales revenue	149,060	125,525	19%
Total revenue	$350,064	$297,596	18%
Costs of services	25,574	24,304	5%
Cost of inventory sold	131,582	110,747	19%
SG&A expenses	108,811	102,781	6%
A&M segment expenses	$265,967	$237,832	12%
A&M segment profit	$84,097	$59,764	41%
Total GTV	1,439,105	1,274,539	13%
A&M service revenue as a % of total GTV- Rate	14.0%	13.5%	50	bps

Gross Transaction Value

In response to COVID-19, in March 2020, we transitioned all our traditional onsite auctions to online bidding utilizing our existing online bidding technology and simultaneously ceased almost all public attendance at our live auction theaters. Our core online auction channels (IronPlanet.com, GovPlanet.com, Marketplace-E) continued to operate as usual. In February 2022, we returned to live in-person onsite bidding at our flagship Orlando, Florida event, offering both onsite and online bidding.

To facilitate the auction process, we have continued to enable equipment drop off at our physical yards prior to the online event, with buyers able to conduct inspections pre-auction and collect equipment post auction. In addition, where auctioneers were not able to attend a physical site, we used Timed Auctioned Lots (“TAL”) solutions for selected International and on-the-farm agriculture events.

We believe it is meaningful to consider revenue in relation to GTV. Total GTV and Service GTV by geographical regions, as well as GTV by sector, are presented below for the comparative reporting period.

GTV by Geography

	Three months ended March 31,
			% Change
(in U.S. $000's)	2022	2021	2022 over 2021
Total GTV by Geography
United States	$919,852	$881,653	4%
Canada	309,768	210,611	47%
International	209,485	182,275	15%
Total GTV	1,439,105	1,274,539	13%

Service GTV by Geography
United States	831,161	815,316	2%
Canada	300,703	200,896	50%
International	158,181	132,802	19%
Total Service GTV[1]	1,290,045	1,149,014	12%

[1] Service GTV is calculated as total GTV less inventory sales revenue

Ritchie Bros.	35

GTV by Sector

The following pie charts illustrate the breakdown of total GTV by sector for Q1 2022 compared to Q1 2021.

The construction sector includes heavy equipment such as trucks, excavators, cranes and dozers. The transportation sector includes vehicles, buses, trailers and trucks that are used for transport. The other sector primarily includes equipment sold in the agricultural, forestry and energy industries.

In Q1 2022, total GTV mix compared to Q1 2021 decreased by 6 percentage points in the construction sector, partially offset by a 2 percentage points increase in the transportation sector, and an increase in the real estate sector.

Total Auction Metrics

We review a number of metrics including the following key metrics, to evaluate our business, measure our performance and identify trends affecting our business.

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

	Three months ended March 31,
			% Change
	2022	2021	2022 over 2021
Bids per lot sold *	27	27	—%
Total lots sold *	105,767	116,259	(9)%

* Management reviews industrial equipment auction metrics excluding GovPlanet; as a result, GovPlanet business metrics are excluded from these metrics

The total number of bids per lot sold remained flat at 27 in Q1 2022 compared to Q1 2021, reflecting continued strong demand for used equipment from buyers in a tight supply market.

The total lots sold decreased by 9% to 105,767 in Q1 2022 primarily impacted by the tight supply market, the shift to a lower proportion of small value lots sold across all regions, as well as reduction in lot counts, partially offset by higher average selling prices.

Ritchie Bros.	36

Online Bidding

Across all channels, 92% of total GTV was purchased by online buyers in Q1 2022 compared to 100% in Q1 2021. The decrease was a result of the return to live in-person onsite bidding at our flagship Orlando, US event held in February 2022. We welcomed back thousands of motivated buyers in Orlando and provided them with various bidding options: bid live onsite, bid online in real time, via PriorityBid, or via Mobile App. This event helped bring people together and re-established important network connections. We continue to assess the timing of transitioning back to some measure of in-person attendance for our other auction events.

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

Our Sales Force Productivity for the trailing 12-month period ended March 31, 2022 was $14.3 million per Revenue Producer compared to $13.5 million per Revenue Producer for the trailing 12-month period ended March 31, 2021. The increase was primarily due to the strong price performance achieved across our channels throughout the year and efficiency in sales team structure. In addition, we continue to invest in our sales support teams and new go to market approaches that are outside of the above metric that drive additional selling capacity into the network.

Ritchie Bros.	37

A&M revenue

Total A&M revenue increased 18% to $350.1 million in Q1 2022.

A&M revenue by geographical region are presented below:

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2022	2021	2022 over 2021
A&M Revenue by Geography
United States
Service revenue	138,870	124,205	12%
Inventory sales revenue	88,691	66,337	34%
A&M revenue- United States	227,561	190,542	19%
Canada
Service revenue	38,815	28,059	38%
Inventory sales revenue	9,065	9,715	(7)%
A&M revenue- Canada	47,880	37,774	27%
International
Service revenue	23,319	19,807	18%
Inventory sales revenue	51,304	49,473	4%
A&M revenue- International	74,623	69,280	8%
Total
Service revenue	201,004	172,071	17%
Inventory sales revenue	149,060	125,525	19%
A&M total revenue	350,064	297,596	18%

United States

In Q1 2022, service revenue increased 12% while service GTV increased 2%, primarily as a result of higher buyer fee rates implemented in 2021 and early 2022. In addition, we saw positive rate performances in our straight commission contracts from a lower proportion of GTV sourced from strategic accounts and slightly higher rate performances in our guarantee contracts driven by strong pricing. These increases were partially offset by lower buyer fees on a lower proportion of small value lots and lower fees associated with online inspections driven by lower online lot counts.

In Q1 2022, inventory sales revenue increased 34% primarily due to a large inventory package dispersal in the construction sector in Phoenix and higher volumes sold through our GovPlanet business as a result of the new non-rolling and rolling stock contracts effective June 1, 2021. These increases were partially offset by a lower volume of inventory contracts in Orlando, Florida and Atlanta, Georgia.

Canada

In Q1 2022, service revenue increased 38% while service GTV increased 50%. Service revenue growth was lower than service GTV primarily due to softer rate performances on straight commission and guarantee contracts from higher mix of agriculture sales, lower buyer fees on a lower proportion of small value and as well the impact of lower rates on GTV generated in RBFS from providing escrow services for private brokered transactions. These were partially offset by an increase in fees primarily due to higher buyer fee rates implemented in 2021 and early 2022.

In Q1 2022, inventory sales revenue decreased 7% primarily driven by a lower mix of inventory contracts, mainly at our Toronto auction.

International

In Q1 2022, service revenue increased 18%, primarily in line with the 19% increase in Service GTV. Some of this slightly softer year-over-year rate performance was a result of mix shift across Europe, offset by higher buyer fee rates implemented in 2021, and higher straight commission rate performances in Australia.

In Q1 2022, inventory sales revenue increased 4%, primarily driven by higher activity in Australia driven by the addition of one new event as well as two agricultural events, the use of local satellite yards and the lifting of border restrictions. We also saw strong

Ritchie Bros.	38

performances at our auctions in Mexico and the Middle East due to improved market conditions, partially offset by a softer year-over-year performance in Europe due to an unfavourable supply environment.

Costs of services

A&M costs of services increased 9% to $25.5 million in Q1 2022 compared to Q1 2021. This increase was primarily due to higher travel, advertising and promotion expense and higher building, facilities and technology expenses to support our flagship Orlando, US event, which returned to live in-person onsite bidding. We also saw higher employee compensation expenses in our GovPlanet and Xcira businesses to support our growth strategy, offset by lower make-ready costs as a result of a shift in contracts in our GovPlanet business.

Cost of inventory sold

A&M cost of inventory sold increased 19% to $131.6 million in Q1 2022 compared to Q1 2021, primarily in line with the 19% increase in inventory sales revenue.

SG&A expenses

A&M SG&A expenses increased 4% to $108.8 million in Q1 2022 compared to Q1 2021. This increase was primarily due to higher professional fees driven by our investment in new modern architecture to support our future marketplace and services strategy, and higher fees related to audit, SOX compliance and consulting. Building, facilities and technology costs also increased as a result of higher licensing and subscription technology expenses as we shift to cloud-based solutions to improve customer experiences and higher costs with the expansion of our local satellite yards. In addition, we saw higher travel, advertising, and promotion costs across all regions from the return to global travel and higher marketing expenses to promote new initiatives. We also saw an increase in share-based payment expenses primarily due to the premium-priced options granted in 2021 and a higher expense from the mark-to-market revaluation of our liability-classified share units driven by a higher share price over the comparative period. These increases were offset by lower short-term incentive costs.

Ritchie Bros.	39

Other Services Segment

Results of Other Services segment operations are presented below for the comparative reporting periods.

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2022	2021	2022 over 2021
Service revenue	$43,857	$33,959	29%
Ancillary and logistical service expenses	10,755	12,269	(12)%
Other costs of services	2,686	1,293	108%
SG&A expenses	17,795	11,458	55%
Other services profit	$12,621	$8,939	41%

In Q1 2022, Other Services revenue increased 29% to $43.9 million primarily due to higher RBFS revenues of $6.5 million, and $4.7 million of first full quarter revenue recognized since the acquisition of SmartEquip on November 2, 2021. These increases were partially offset by lower ancillary revenue of $0.8 million driven by lower lot counts and lower fees earned on redeployment of assets in the US, and lower revenue of $0.5 million in RB Logistics.

Ancillary and logistical service expenses decreased 12% to $10.8 million in Q1 2022, in line with lower ancillary revenue. Other costs of services increased 108% to $2.7 million in Q1 2022 mainly due to the inclusion of SmartEquip since its acquisition on November 2, 2021. SG&A expenses increased 55% to $17.8 million in Q1 2022 primarily in wages, salaries and benefits expenses due to the inclusion of SmartEquip and the growth in our RBFS business.

RBFS revenue increased 71% in Q1 2022 driven by higher funded volumes sourced from the US and improved rate on fees earned from facilitating financing arrangements. We also saw continued growth in our PurchaseSafe service that provides escrow services to private brokered transactions driving increased volumes. In Q1 2022, our funded volume, which represents the amount of lending brokered by RBFS, increased 59% to $233.4 million.

In Q1 2022, Other Services profit increased 41% to $12.6 million mainly driven by RBFS.

Additionally, in the first quarter of 2021, we launched a business version of our inventory management system (“IMS”), which offers our customers end-to-end asset management and disposition services, data analytics, dashboards, branded e-commerce sites and multiple external sales channels to help our customers achieve optimal returns. We continue to grow the number of organizations activated on IMS. During the first quarter of 2022, the number of organizations activated on our IMS increased by 103% compared to the fourth quarter of 2021.

As we evolve to a marketplace, we also facilitate retail and peer-to-peer auction events and equipment sale transactions via our online technology in exchange for hosting fees. During the first quarter of 2022, customers that used this service disposed of $36.4 million of assets, which is a decrease of 15% from the first quarter of 2021 primarily driven by an unfavourable supply environment.

Ritchie Bros.	40

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities, which we renewed on September 21, 2021.

We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. Our material short-term cash requirements include (a) inventory purchases, (b) capital expenditures for intangible assets and property, plant and equipment (c) payment of quarterly dividends on an as-declared basis, (d) settlement of contracts with consignors and other suppliers, (e) personnel expenditures, with a majority of bonuses paid annually in the first quarter following each fiscal period, (f) income tax payments, primarily paid in quarterly instalments, (g) lease payments, and (h) principal payments on short-term and current portions of long-term debt, and (i) interest payments related to our current debt obligations. We also have inventory purchase commitments, related to our GovPlanet business, which is described in Note 26 of our consolidated financial statements.

During Q1 2022, we completed the sale and leaseback of a parcel of land including all buildings in Bolton, Ontario for a total sale consideration and net proceeds of approximately $165.0 million. The proceeds from the sale were used to repay our revolving credit facilities. We have also leased back the Bolton property while we complete the acquisition and development of a replacement property and auction site located in Amaranth, Ontario over the next two to three years. We intend to fund the material cash requirement for the acquisition and development of the Amaranth property from cash flows from ongoing operations.

Other long-term cash requirements include long-term debt principal repayments, which are disclosed according to maturity date in Note 21 in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as interest payments related to our non-current debt obligations. We are also committed under various letters of credit and provide certain guarantees in the normal course of business.

In April 2022, we made the decision to discontinue our involvement in the Phase 2 review by the CMA of the proposed Euro Auctions Acquisition and terminated our deal contingent forward contracts. In early May 2022, we also redeemed all of our senior notes issued in 2021 which were held in escrow. Refer to Note 24 “Subsequent events” of the consolidated financial statements.

If we were to consider further acquisitions to deliver on our strategic growth drivers, we may seek financing through equity markets or additional debt markets. The sale of equity securities may result in dilution to our shareholders. Issuance of preferred equity securities could provide for rights, preferences or privileges senior to those of our common stock. Further, this additional capital may not be available on reasonable terms, or at all.

We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, share repurchases, our net capital spending1, and voluntary repayments of debt. We believe our principal sources of liquidity, which include cash flow from operations, our current unused capacity under our revolving credit facilities of $673 million, and the remaining DDTL Facility of $205 million, are sufficient to fund our current operating activities and future growth strategies.

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

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	41

Cash flows

	Three months ended March 31,
			% Change

(in U.S. $000's, except percentages)	2022	2021	2022 over 2021
Cash provided by (used in):
Operating activities	$185,134	$180,687	2%
Investing activities	154,945	(10,035)	(1,644)%
Financing activities	(180,293)	(33,145)	444%
Effect of changes in foreign currency rates	7,840	(2,782)	(382)%
Net increase in cash, cash equivalents, and restricted cash	$167,626	$134,725	24%

Net cash provided by operating activities increased $4.4 million in the first three months of 2022, mainly due to higher net cash inflow from the change in operating assets and liabilities. This change arose primarily due to a positive impact in income taxes for the accrual of the taxable gain portion on the sale of our Bolton property and lower income tax payments as a result of timing. We also saw a positive net cash flow impact from prepaying in Q4 2021 the Q1 2022 interest on the senior notes held in escrow. These increases were primarily offset by cash outflows mainly driven by the timing, size and number of auctions.

Net cash provided by investing activities increased $165.0 million in the first three months of 2022. This increase was primarily due to sale of our Bolton property for total net cash proceeds of $164.5 million.

Net cash used in financing activities increased $147.1 million in the first three months of 2022. The primary driver of the change was the increase of $164.0 million of repayment of debt on our long term revolving credit facilities from the proceeds from the sale of the Bolton property. We also saw lower proceeds of $5.7 million from the exercise of stock options and higher dividends of $3.5 million paid to our shareholders compared to the comparative period in 2021. Partially offsetting these changes were an $18.3 million increase in draws on our short-term debt and a decrease of $6.0 million in withholding tax payments on the issuance of shares.

Dividend information

We declared a dividend of $0.22 per common share for the quarter ended March 31, 2021. We declared a dividend of $0.25 per common share for the quarter ended June 30, 2021, September 30, 2021, and December 31, 2021. We have declared, but not yet paid, a dividend of $0.25 per common share for the quarter ended March 31, 2022. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 230 bps to 13.6% for the 12-month period ending March 31, 2022 from 11.3% for the 12-month period ending March 31, 2021. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period, mainly driven by the gain from the sale of the Bolton property. This increase was offset by a higher average invested capital over the comparative period as a result of the senior notes issued into escrow on December 21, 2021. Return on invested capital (“ROIC”) excluding escrowed debt (non-GAAP measure) decreased 70 bps to 13.2% during the 12 months ended March 31, 2022 compared to 13.9% in 2021, primarily due to the inclusion of the gain on the Bolton property in the non-GAAP adjusted average invested capital.

Credit facilities

We have a credit agreement which is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”, together with the Revolving Facilities, the “Facilities”). The credit agreement has been most recently amended in September 2021, which, among other things (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1.045 billion, including $295.0 million of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of

Ritchie Bros.	42

the unused commitments under the Facilities at each pricing tier level, and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.

Immediately prior to the amendment, the aggregate principal amount outstanding under the DDTL Facility was $90.0 million ($118.9 million CAD). In connection with the amendment, the Company refinanced that amount with the proceeds from a borrowing under the DDTL Facility. There are no mandatory principal repayments of borrowings under the DDTL Facility until the earlier of when the remaining $205.0 million is drawn or Q3 2022. The remaining DDTL Facility commitment will be available to be drawn until June 28, 2022. Once principal payments become mandatory, they are subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity.

Credit facilities at March 31, 2022 and December 31, 2021 were as follows:

(in U.S. $000's, except percentages)	March 31, 2022	December 31, 2021	% Change
Committed
DDTL Facility	$300,044	$298,284	1%
Revolving credit facilities	750,000	750,000	—%
Uncommitted
Revolving credit facilities	10,000	10,000	—%
Total credit facilities	$1,060,044	$1,058,284	0%
Unused
DDTL Facility	$205,000	$205,000	0%
Revolving credit facilities	672,519	525,581	28%
Total credit facilities unused	$877,519	$730,581	20%

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2022.

Our ability to borrow under our syndicated revolving credit facility is subject to compliance with financial covenants of a consolidated leverage ratio and a consolidated interest coverage ratio. In the event of sustained deterioration of global markets and economies, we expect the covenants pertaining to our leverage ratio would be the most restrictive to our ability to access funding under our credit agreement. We continue to evaluate courses of action to maintain current levels of liquidity and compliance with our debt covenants.

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience and related circumstances. As of March 31, 2022, other than the estimates in accounting for the sale and leaseback transaction related to the sale of our Bolton property in Q1 2022, as described below, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

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

Significant items subject to estimates and judgements during the quarter ended March 31, 2022 were made in accounting for the completed sale and leaseback transaction of our Bolton property. We determined the following estimates in calculating the gain on sale: the present value of market rental payments of the Bolton property sold, the expected lease term in the leaseback arrangement and our incremental borrowing rate based on information available at the commencement date of the lease.

Ritchie Bros.	43

For a discussion of our new and amended accounting standards, refer to Note 2(b) of the Consolidated Financial Statements, Significant Accounting Policies.

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

In 2021, we updated the calculation of non-GAAP adjusted operating income* to add-back share-based payments expense, all acquisition-related costs (including any share based continuing employment costs recognized in acquisition-related costs), amortization of acquired intangible assets, and gain or loss on disposition of property, plant and equipment. We have also adjusted for certain non-recurring advisory, legal and restructuring costs and the change in fair value of derivatives. These adjustments have been applied retrospectively to all periods presented, as applicable.

The following table reconciles non-GAAP adjusted operating income* to operating income, which is the most directly comparable GAAP measure in our consolidated income statements.

	Three months ended March 31,
			% Change
(in U.S. $000's, except percentages)	2022	2021	2022 over 2021
Operating income	$232,840	$44,502	423%
Share-based payments expense	5,386	3,778	43%
Acquisition-related costs	9,637	2,922	230%
Amortization of acquired intangible assets	8,532	6,641	28%
Gain on disposition of property, plant and equipment	(169,820)	(68)	249,635%
Non-recurring advisory, legal and restructuring costs	2,285	—	100%
Non-GAAP adjusted operating income*	$88,860	$57,775	54%
(1)	Please refer to pages 50-52 for a summary of adjusting items during the three months ended March 31, 2022 and March 31, 2021.
(2)	Non-GAAP adjusted operating income* represents operating income excluding the effects of adjusting items.
(3)	Non-recurring advisory, legal and restructuring costs include $0.9 million related to severance and retention costs in connection with the restructuring of our IT team driven by our strategy to build a new digital technology platform, $0.5 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million of SOX remediation costs, and $0.6 million of advisory costs relating to a cybersecurity incident detected in Q4 2021.

Ritchie Bros.	44

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

In 2021, we updated the calculation of non-GAAP adjusted operating income* to add-back share-based payments expense, all acquisition-related costs (including any share based continuing employment costs recognized in acquisition-related costs), amortization of acquired intangible assets, and gain or loss on disposition of property, plant and equipment. We have also adjusted for certain non-recurring advisory, legal and restructuring costs and the change in fair value of derivatives. These adjustments have been applied retrospectively to all periods presented, as applicable.

The following table reconciles non-GAAP adjusted net income attributable to stockholders* and non-GAAP diluted adjusted EPS attributable to stockholders* to net income attributable to stockholders and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated income statements.

	Three months ended March 31,
			% Change
(in U.S. $000's, except share and per share data, and percentages)	2022	2021	2022 over 2021
Net income attributable to stockholders	$178,094	$28,188	532%
Share-based payments expense	5,386	3,778	43%
Acquisition-related costs	9,637	2,922	230%
Amortization of acquired intangible assets	8,532	6,641	28%
Gain on disposition of property, plant and equipment	(169,820)	(68)	249,635%
Change in fair value of derivatives	(1,263)	—	(100)%
Non-recurring advisory, legal and restructuring costs	2,285	—	100%
Related tax effects of the above	18,112	(5,466)	(431)%
Non-GAAP adjusted net income attributable to stockholders*	$50,963	$35,995	42%
Weighted average number of dilutive shares outstanding	111,655,861	111,267,392	0%

Diluted earnings per share attributable to stockholders	$1.60	$0.25	540%
Non-GAAP diluted adjusted EPS attributable to Stockholders*	$0.46	$0.32	44%
(1)	Please refer to pages 50-52 for a summary of adjusting items during the three months ended March 31, 2022 and March 31, 2021.
(2)	Non-GAAP adjusted net income attributable to stockholders* represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Non-GAAP diluted adjusted EPS attributable to stockholders* is calculated by dividing non-GAAP adjusted net income attributable to stockholders*, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.
(4)	Non-recurring advisory, legal and restructuring costs include $0.9 million related to severance and retention costs in connection with the restructuring of our IT team driven by our strategy to build a new digital technology platform, $0.5 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million of SOX remediation costs, and $0.6 million of advisory costs relating to a cybersecurity incident detected in Q4 2021.

Ritchie Bros.	45

Non-GAAP Adjusted EBITDA*

We believe non-GAAP adjusted EBITDA* provides useful information about the growth or decline of our net income when compared between different financial periods. We use non-GAAP adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period.

In 2021, we updated the calculation of non-GAAP adjusted EBITDA* to add-back share-based payments expense and all acquisition-related costs (including any share based continuing employment costs recognized in acquisition-related costs), and gain or loss on disposition of property, plant and equipment. We have also adjusted for certain non-recurring advisory, legal and restructuring costs and the change in fair value of derivatives. These adjustments have been applied retrospectively to all periods presented, as applicable.

The following table reconciles non-GAAP adjusted EBITDA* to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated income statements:

	Three months ended March 31,
			% Change
			2022 over
(in U.S. $000's, except percentages)	2022	2021	2021
Net income	$178,101	$28,139	533%
Add: depreciation and amortization expenses	24,225	21,070	15%
Add: interest expense	20,686	8,946	131%
Less: interest income	(544)	(303)	80%
Add: income tax expense	36,236	8,419	330%
EBITDA	258,704	66,271	290%
Share-based payments expense	5,386	3,778	43%
Acquisition-related costs	9,637	2,922	230%
Gain on disposition of property, plant and equipment	(169,820)	(68)	249,635%
Change in fair value of derivatives	(1,263)	—	(100)%
Non-recurring advisory, legal and restructuring costs	2,285	—	100%
Non-GAAP adjusted EBITDA*	$104,929	$72,903	44%
(1)	Please refer to pages 50-52 for a summary of adjusting items during the three months ended March 31, 2022 and March 31, 2021.
(2)	Non-GAAP adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, and excluding the effects of any non-recurring or unusual adjusting items.
(3)	Non-recurring advisory, legal and restructuring costs include $0.9 million related to severance and retention costs in connection with the restructuring of our IT team driven by our strategy to build a new digital technology platform, $0.5 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million of SOX remediation costs, and $0.6 million of advisory costs relating to a cybersecurity incident detected in Q4 2021.

Ritchie Bros.	46

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

	As at and for the 12 months ended March 31,
					% Change
(in U.S. $millions, except percentages)	2022		2021		2022 over 2021
Short-term debt	$22.1		$25.9		(15)%
Long-term debt	1,582.0		636.7		148%
Debt	1,604.1		662.6		142%
Less: long-term debt in escrow	(939.8)		—		(100)%
Less: Cash and cash equivalents	(440.1)		(294.4)		49%
Non-GAAP adjusted net debt*	224.2		368.2		(39)%
Net income	$301.8		$175.7		72%
Add: depreciation and amortization expenses	91.0		76.7		19%
Add: interest expense	48.7		35.3		38%
Less: interest income	(1.6)		(1.8)		(11)%
Add: income tax expense	81.2		68.3		19%
EBITDA	521.1		354.2		47%
Share-based payments expense	24.7		23.3		6%
Acquisition-related costs	36.9		8.9		315%
Gain on disposition of property, plant and equipment	(171.2)		(1.6)		10,600%
Change in fair value of derivatives	—		—		—%
Non-recurring advisory, legal and restructuring costs	5.8		3.9		49%
Non-GAAP adjusted EBITDA*	$417.3		$388.7		7%
Debt/net income	5.3	x	3.8	x	39%
Non-GAAP adjusted net debt*/Non-GAAP adjusted EBITDA*	0.5	x	0.9	x	(44)%
(1)	Please refer to pages 50-52 for a summary of adjusting items during the trailing 12-months ended March 31, 2022 and March 31, 2021.
(2)	Non-GAAP adjusted EBITDA* is calculated by adding back depreciation and amortization expenses, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, gain/ loss on disposition of property, plant and equipment, terminated and ongoing transaction costs, and excluding the effects of any non-recurring or unusual adjusting items.
(3)	Non-GAAP adjusted net debt* is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Non-GAAP adjusted net debt*/Non-GAAP adjusted EBITDA* is calculated by dividing non-GAAP adjusted net debt* by non-GAAP adjusted EBITDA*.
(5)	Non-recurring advisory, legal and restructuring costs include $0.9 million related to severance and retention costs in connection with the restructuring of our IT team driven by our strategy to build a new digital technology platform, $1.8 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $2.0 million of SOX remediation costs, $1.1 million of advisory costs relating to a cybersecurity incident detected in Q4 2021.

Ritchie Bros.	47

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

The following table reconciles OFCF* to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	12 months ended March 31,
			% Change
(in U.S. $ millions, except percentages)	2022	2021	2022 over 2021
Cash provided by operating activities	$322.0	$436.6	(26)%
Property, plant and equipment additions	10.3	12.3	(16)%
Intangible asset additions	32.7	30.4	8%
Proceeds on disposition of property plant and equipment	(166.5)	(16.1)	934%
Net capital spending	$(123.5)	$26.6	(564)%
OFCF*	$445.5	$410.0	9%
(1)	OFCF* is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	48

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

The following table reconciles non-GAAP adjusted net income attributable to stockholders* and ROIC* to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended March 31,
			% Change
(in U.S. $millions, except percentages)	2022	2021	2022 over 2021
Net income attributable to stockholders	$301.8	$175.5	72%
Share-based payments expense	24.7	23.3	6%
Acquisition-related costs	36.9	8.9	315%
Amortization of acquired intangible assets	29.9	22.2	35%
Gain on disposition of property, plant and equipment	(171.2)	(1.6)	10,600%
Change in fair value of derivatives	—	—	—%
Non-recurring advisory, legal and restructuring costs	5.8	3.9	49%
Related tax effects of the above	3.2	(23.7)	(114)%
Change in uncertain tax provision - tax effect	—	7.8	(100)%
Non-GAAP adjusted net income attributable to stockholders*	$231.1	$216.3	7%
Opening long-term debt	$636.7	$630.5	1%
Ending long-term debt	1,582.0	636.7	148%
Less: long-term debt in escrow	(939.8)	—	(100)%
Non-GAAP adjusted ending long-term debt*	642.2	636.7	1%
Average long-term debt	1,109.4	633.6	75%
Non-GAAP adjusted average long-term debt*	639.5	633.6	1
Opening stockholders' equity	$1,005.5	$839.8	20%
Ending stockholders' equity	1,225.0	1,005.5	22%
Average stockholders' equity	1,115.3	922.7	21%
Average invested capital	$2,224.7	$1,556.3	43%
Non-GAAP adjusted average invested capital	1,754.7	1,556.3	13%

Return on average invested capital	13.6%	11.3%	230	bps
Non-GAAP ROIC*	10.4%	13.9%	(350)	bps
Non-GAAP ROIC* excluding escrowed debt	13.2%	13.9%	(70)	bps
(1)	Please refer to pages 50-52 for a summary of adjusting items during the trailing 12-months ended March 31, 2022 and March 31, 2021.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC* is calculated as non-GAAP adjusted net income attributable to stockholders* divided by average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.
(5)	Non-recurring advisory, legal and restructuring costs include $0.9 million related to severance and retention costs in connection with the restructuring of our IT team driven by our strategy to build a new digital technology platform, $1.8 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $2.0 million of SOX remediation costs, and $1.1 million of advisory costs relating to a cybersecurity incident detected in Q4 2021.

Ritchie Bros.	49

Adjusting Items Non-GAAP Measures

In 2021, we began adjusting for share-based payment expenses, amortization of acquired intangible assets and all gains or losses on disposition of property, plant and equipment, which we did not consider to be part of our normal operating results. These adjustments in 2021 have been applied retrospectively to all periods presented.

Adjusting items during the trailing 12-months ended March 31, 2022 were:

Recognized in the first quarter of 2022

●	$5.4 million ($3.4 million after tax, or $0.03 per diluted share) share based payments expense.
●	$8.5 million ($6.4 million after tax, or $0.06 per diluted share) amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$169.8 million ($145.5 million after tax, or $1.30 per diluted share) gain recognized on the disposition of property, plant and equipment of which $169.1 million related to the sale of a property located in Bolton, Ontario.
●	$9.6 million ($8.0 million after tax, or $0.07 per diluted share) of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$1.3 million ($1.1 million after tax, or $0.01 per diluted share) gain due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.3 million ($1.7 million after tax, or $0.02 per diluted share) of non-recurring advisory, legal and restructuring costs, which include $0.9 million ($0.6 million after tax, or $0.01 per diluted share) related to severance and retention costs in connection with the restructuring of our IT team driven by our strategy to build a new digital technology platform, $0.5 million ($0.3 million after tax, or $0.00 per diluted share) of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million ($0.3 million after tax, or $0.00 per diluted share) of SOX remediation costs, and $0.6 million ($0.4 million after tax, or $0.00 per diluted share) of advisory costs relating to a cybersecurity incident detected in Q4 2021.

Recognized in the fourth quarter of 2021

●	$6.2 million ($4.8 million after tax, or $0.04 per diluted share) share based payments expense.
●	$7.9 million ($5.9 million after tax, or $0.05 per diluted share) amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$14.0 million ($11.6 million after tax, or $0.10 per diluted share) of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$0.1 million ($0.1 million after tax, or $0.00 per diluted share) gain recognized on the disposition of property, plant and equipment
●	$1.3 million ($1.1 million after tax, or $0.01 per diluted share) loss due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.6 million ($1.9 million after tax, or $0.02 per diluted share) of non-recurring advisory, legal and restructuring costs, which include $1.4 million ($1.0 million after tax, or $0.01 per diluted share) of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.7 million ($0.5 million after tax, or $0.00 per diluted share) of SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, and $0.5 million ($0.4 million after tax, or $0.00 per diluted share) of advisory costs relating to a cybersecurity incident detected in Q4 2021.

Ritchie Bros.	50

Recognized in the third quarter of 2021

●	$5.6 million ($4.6 million after tax, or $0.04 per diluted share) share based payments expense.
●	$6.6 million ($4.9 million after tax, or $0.04 per diluted share) amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$10.3 million ($8.3 million after tax, or $0.07 per diluted share) of acquisition-related costs related to the acquisitions of Rouse, and SmartEquip and proposed acquisition of Euro Auctions.
●	$1.1 million ($0.8 million after tax, or $0.01 per diluted share) gain recognized on the sale of a property in Denver, Colorado.
●	$0.7 million ($0.5 million after tax, or $0.00 per diluted share) of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to Q3 2021.

Recognized in the second quarter of 2021

●	$7.5 million ($5.7 million after tax, or $0.05 per diluted share) share based payments expense.
●	$6.8 million ($5.1 million after tax, or $0.05 per diluted share) amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$3.0 million ($3.0 million after tax, or $0.03 per diluted share) of acquisition-related costs related to the acquisition of Rouse.
●	$0.2 million ($0.1 million after tax, or $0.00 per diluted share) gain recognized on the disposition of property, plant and equipment
●	$0.2 million ($0.2 million after tax, or $0.00 per diluted share) of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to Q2 2021.

Adjusting items during the trailing 12-months ended March 31, 2021 were:

Recognized in the first quarter of 2021

●	$3.8 million ($0.1 million after tax, or $0.00 per diluted share) share based payments expense.
●	$6.6 million ($4.9 million after tax, or $0.04 per diluted share) amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$2.9 million ($2.8 million after tax, or $0.03 per diluted share) of acquisition-related costs related to the acquisition of Rouse.

Recognized in the fourth quarter of 2020

●	$4.6 million ($1.2 million after tax, or $0.01 per diluted share) share based payments expense.
●	$5.6 million ($4.2 million after tax, or $0.04 per diluted share) amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$6.0 million ($4.7 million after tax, or $0.04 per diluted share) of acquisition-related costs related to the acquisition of Rouse.
●	$1.5 million ($0.01 per diluted share) of current income tax expense recognized related to an unfavourable adjustment to reflect final regulations published in Q2 2020 regarding hybrid financing arrangements.

Recognized in the third quarter of 2020

●	$8.6 million ($2.7 million after tax, or $0.02 per diluted share) share based payments expense.
●	$5.0 million ($3.7 million after tax, or $0.03 per diluted share) amortization of acquired intangible assets primarily from the acquisitions of Iron Planet.
●	$0.3 million ($0.2 million after, or $0.00 per diluted share) gain recognized on the disposition of property, plant and equipment
●	$3.9 million ($2.9 million after tax, or $0.03 per diluted share) of severance costs, recognized in non-recurring advisory, legal and restructuring costs, related to the realignment of leadership to support the new global operations organization, in line with strategic growth priorities led by the new CEO. These severance costs were reclassified to non-recurring advisory, legal and restructuring costs in 2021.

Ritchie Bros.	51

Recognized in the second quarter of 2020

●	$6.4 million ($3.2 million after tax, or $0.03 per diluted share) share based payments expense.
●	$4.9 million ($3.7 million after tax, or $0.03 per diluted share) amortization of acquired intangible assets primarily from the acquisitions of Iron Planet.
●	$1.2 million ($0.9 million after tax, or $0.01 per diluted share) gain recognized on the sales of property in Manchester, New Hampshire and in St. Louis, Missouri.
●	$6.2 million ($0.06 per diluted share) tax expense related to an unfavourable adjustment to reflect final regulations published regarding hybrid financing arrangements, of which $0.8 million relates to current income tax expense.

Ritchie Bros.	52

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2022 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at March 31, 2022. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of March 31, 2022, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

On November 2, 2021, the Company completed the acquisition of SmartEquip. SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. The Company is in the process of incorporating SmartEquip into its system of internal control over financial reporting. SmartEquip’s total assets and revenues constituted 5.0% and 1.2%, respectively, of the Company’s total assets and revenues as shown in its consolidated financial statements as of and for the three month period ended March 31, 2022.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	53

PART II – OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:     RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, before purchasing our common shares. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.

There were no material changes in risk factors during the three months ended March 31, 2022.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

Ritchie Bros.	54

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

Ritchie Bros.	55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: May 9, 2022	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: May 9, 2022	By:	/s/ Sharon R. Driscoll
Sharon R. Driscoll
Chief Financial Officer

Ritchie Bros.	56