Form 10-Q
period 2022-06-30
RITCHIE BROS AUCTIONEERS INC
filed 2022-08-04
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 110,809,591 common shares, without par value, outstanding as of August 3, 2022.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended June 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$286,502	$252,748	$531,363	$458,778
Inventory sales revenue	198,044	143,613	347,104	269,138
Total revenue	484,546	396,361	878,467	727,916

Operating expenses:
Costs of services	45,039	41,301	84,054	79,167
Cost of inventory sold	176,171	131,023	307,753	241,770
Selling, general and administrative	144,277	109,560	270,883	223,799
Acquisition-related costs	3,399	3,049	13,036	5,971
Depreciation and amortization	24,298	21,935	48,523	43,005
Foreign exchange loss (gain)	(158)	151	(322)	428
Total operating expenses	393,026	307,019	723,927	594,140
Gain on disposition of property, plant and equipment	347	175	170,167	243
Operating income	91,867	89,517	324,707	134,019

Interest expense	(18,463)	(8,867)	(39,149)	(17,813)
Change in fair value of derivatives, net	—	—	1,263	—
Other income, net	1,639	1,196	2,559	2,198
Income before income taxes	75,043	81,846	289,380	118,404

Income tax expense	21,632	21,065	57,868	29,484
Net income	$53,411	$60,781	$231,512	$88,920

Net income (loss) attributable to:
Stockholders	$53,365	$60,749	$231,459	$88,937
Non-controlling interests	46	32	53	(17)
Net income	$53,411	$60,781	$231,512	$88,920

Earnings per share attributable to stockholders:
Basic	$0.48	$0.55	$2.09	$0.81
Diluted	$0.48	$0.55	$2.07	$0.80

Weighted average number of shares outstanding:
Basic	110,760,339	110,311,615	110,705,182	110,144,229
Diluted	111,705,102	111,334,184	111,681,644	111,302,711

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$53,411	$60,781	$231,512	$88,920
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(22,775)	1,468	(23,942)	(8,892)
Total comprehensive income	$30,636	$62,249	$207,570	$80,028

Total comprehensive income (loss) attributable to:
Stockholders	$30,612	$62,215	$207,549	$80,059
Non-controlling interests	24	34	21	(31)
	$30,636	$62,249	$207,570	$80,028

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets

Cash and cash equivalents	$367,289	$326,113
Restricted cash	164,371	102,875
Trade and other receivables	295,241	150,895
Less: allowance for credit losses	(3,763)	(4,396)
Inventory	124,964	102,494
Other current assets	36,212	64,346
Income taxes receivable	12,525	19,895
Total current assets	996,839	762,222

Restricted cash	—	933,464
Property, plant and equipment	442,743	449,087
Other non-current assets	168,360	142,504
Intangible assets	332,615	350,516
Goodwill	945,950	947,715
Deferred tax assets	7,458	7,406
Total assets	$2,893,965	$3,592,914

Liabilities and Equity

Auction proceeds payable	$493,688	$292,789
Trade and other liabilities	254,514	280,308
Income taxes payable	31,362	5,677
Short-term debt	8,637	6,147
Current portion of long-term debt	4,617	3,498
Total current liabilities	792,818	588,419

Long-term debt	639,755	1,733,940
Other non-current liabilities	155,911	147,260
Deferred tax liabilities	61,396	52,232
Total liabilities	1,649,880	2,521,851

Commitments and Contingencies (Note 22 and Note 23 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 110,791,788 (December 31, 2021: 110,618,049)	235,244	227,504
Additional paid-in capital	73,014	59,535
Retained earnings	1,015,301	839,609
Accumulated other comprehensive loss	(79,883)	(55,973)
Stockholders' equity	1,243,676	1,070,675
Non-controlling interest	409	388
Total stockholders' equity	1,244,085	1,071,063
Total liabilities and equity	$2,893,965	$3,592,914

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

(Unaudited)

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Three months ended June 30, 2022	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, March 31, 2022	110,735,243	$231,064	$61,123	$989,923	$(57,130)	$385	$1,225,365
Net income	—	—	—	53,365	—	46	53,411
Other comprehensive loss	—	—	—	—	(22,753)	(22)	(22,775)
	—	—	—	53,365	(22,753)	24	30,636
Stock option exercises	55,935	2,347	(471)	—	—	—	1,876
Issuance of common stock related to vesting of share units	610	14	(43)	—	—	—	(29)
Share-based continuing employment costs related to business combinations	—	1,819	261	—	—	—	2,080
Stock option compensation expense		—	3,056				3,056
Equity-classified share units expense	—	—	8,794	—	—	—	8,794
Equity-classified share units divided equivalents	—	—	294	(294)	—	—	—
Cash dividends paid	—	—	—	(27,693)	—	—	(27,693)
Balance, June 30, 2022	110,791,788	$235,244	$73,014	$1,015,301	$(79,883)	$409	$1,244,085

Three months ended June 30, 2021

Balance, March 31, 2021	110,253,056	$210,765	$43,612	$795,781	$(44,639)	$5,089	$1,010,608
Net income	—	—	—	60,749	—	32	60,781
Other comprehensive income	—	—	—	—	1,466	2	1,468
	—	—	—	60,749	1,466	34	62,249
Stock option exercises	113,290	4,889	(910)	—	—	—	3,979
Issuance of common stock related to vesting of share units	462	12	(30)	—	—	—	(18)
Share-based continuing employment costs related to business combinations	—	—	2,678	—	—	—	2,678
Stock option compensation expense	—	—	1,909	—	—	—	1,909
Equity-classified share units expense	—	—	4,404	—	—	—	4,404
Equity-classified share units dividend equivalents	—	—	137	(137)	—	—	—
Cash dividends paid	—	—	—	(24,356)	—	(26)	(24,382)
Balance, June 30, 2021	110,366,808	$215,666	$51,800	$832,037	$(43,173)	$5,097	$1,061,427

Ritchie Bros.	4

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Six months ended June 30, 2022	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, December 31, 2021	110,618,049	$227,504	$59,535	$839,609	$(55,973)	$388	$1,071,063
Net income	—	—	—	231,459	—	53	231,512
Other comprehensive loss	—	—	—	—	(23,910)	(32)	(23,942)
	—	—	—	231,459	(23,910)	21	207,570
Stock option exercises	80,183	3,554	(692)	—	—	—	2,862
Issuance of common stock related to vesting of share units	93,556	2,367	(5,945)	—	—	—	(3,578)
Share-based continuing employment costs related to business combinations		1,819	2,394	—	—	—	4,213
Stock option compensation expense		—	5,623	—	—	—	5,623
Equity-classified share units expense	—	—	11,684	—	—	—	11,684
Equity-classified share units dividend equivalents	—	—	415	(415)	—	—	—
Cash dividends paid	—	—	—	(55,352)	—	—	(55,352)
Balance, June 30, 2022	110,791,788	$235,244	$73,014	$1,015,301	$(79,883)	$409	$1,244,085

Six months ended June 30, 2021

Balance, December 31, 2020	109,876,428	$200,451	$49,171	$791,918	$(34,295)	$5,154	$1,012,399
Net income	—	—	—	88,937	—	(17)	88,920
Other comprehensive income	—	—	—	—	(8,878)	(14)	(8,892)
	—	—	—	88,937	(8,878)	(31)	80,028
Stock option exercises	311,153	13,157	(2,458)	—	—	—	10,699
Issuance (forfeiture) of common stock related to vesting of share units	234,737	2,058	(11,377)	—	—	—	(9,319)
Forfeiture of common stock related to business combinations	(55,510)	—	—	—	—	—	—
Share-based continuing employment costs related to business combinations	—	—	5,231	—	—	—	5,231
Stock option compensation expense	—	—	3,770	—	—	—	3,770
Equity-classified share units expense	—	—	7,182	—	—	—	7,182
Equity-classified share units dividend equivalents	—	—	281	(281)	—	—	—
Cash dividends paid	—	—	—	(48,537)	—	(26)	(48,563)
Balance, June 30, 2021	110,366,808	$215,666	$51,800	$832,037	$(43,173)	$5,097	$1,061,427

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

Six months ended June 30,	2022	2021
Cash provided by (used in):
Operating activities:
Net income	$231,512	$88,920
Adjustments for items not affecting cash:
Depreciation and amortization	48,523	43,005
Share-based payments expense	21,527	16,183
Deferred income tax expense	9,480	1,719
Unrealized foreign exchange gain	(1,965)	(65)
Gain on disposition of property, plant and equipment	(170,167)	(243)
Loss on redemption of the 2021 Notes	4,792	—
Amortization of debt issuance costs	2,352	1,443
Amortization of right-of-use assets	8,586	6,280
Change in fair value of derivatives	(1,263)	—
Other, net	2,805	1,568
Net changes in operating assets and liabilities	41,844	52,577
Net cash provided by operating activities	198,026	211,387
Investing activities:
Acquisitions, net of cash acquired	(63)	728
Property, plant and equipment additions	(4,522)	(4,616)
Proceeds on disposition of property, plant and equipment	165,132	342
Intangible asset additions	(15,730)	(17,361)
Issuance of loans receivable	(6,093)	(2,622)
Repayment of loans receivable	1,554	226
Net cash provided by (used in) investing activities	140,278	(23,303)
Financing activities:
Dividends paid to stockholders	(55,352)	(48,537)
Dividends paid to NCI	—	(26)
Proceeds from exercise of options and share option plans	2,862	10,699
Payment of withholding taxes on issuance of shares	(3,716)	(9,155)
Net increase (decrease) in short-term debt	2,722	6,842
Repayment of long-term debt	(1,093,772)	(5,328)
Debt issue costs	(3,677)	—
Repayment of finance lease obligations	(5,390)	(5,355)
Net cash used in financing activities	(1,156,323)	(50,860)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(12,773)	(1,396)
(Decrease) Increase	(830,792)	135,828
Beginning of period	1,362,452	306,895
Cash, cash equivalents, and restricted cash, end of period	$531,660	$442,723

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

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

On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia’s invasion of Ukraine, sharply affecting economic and global financial markets. Subsequent economic sanctions of Russia have exacerbated ongoing economic challenges, including issues such as rising inflation and global supply chain disruption. The Company does not have any direct or significant operations in Russia or Ukraine, or any material operations in neighboring countries and only has limited number of direct customers in the effected region. The extent of the ongoing impacts of the conflict on our operational and financial performance, the impact of higher fuel costs globally adding to inflationary pressures, including our ability to execute on our business strategies and initiatives and sustain our operations in Europe and globally, will depend on future developments, including the continued evolvement of military activity and sanctions imposed with Russia’s invasion of Ukraine. Given the evolving nature of the crisis, the Company cannot currently reasonably estimate the impacts of the conflict on its business operations, results of operations, cash flows or financial performance.

Reclassification

Certain amounts in the prior period financial statements have been reclassified from selling, general and administrative expenses to cost of services for certain employee costs related to equipment inspections to conform to the presentation of the current period financial statements.

Ritchie Bros.	7

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

Significant items subject to estimates and judgments during the six months ended June 30, 2022 were made in accounting for the completed sale and leaseback transaction of our Bolton property (Note 15 & Note 21). The Company determined the following estimates in calculating the gain on sale: the present value of market rental payments of the Bolton property sold, the expected lease term in the leaseback arrangement and the Company’s incremental borrowing rate based on information available at the commencement date of the lease.

Ritchie Bros.	8

4.    Seasonality

The Company’s operations are both seasonal and event driven. Revenue tends to be the highest during the second and fourth calendar quarters as the Company generally conducts more auctions during these quarters. Volumes tend to also be lower during the third quarter, as supply of used equipment is lower as it is actively being used and not available for sale. Late December through mid-February and mid-July through August are traditionally less active periods.

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

SmartEquip purchase price allocation

Purchase price	$173,806

Assets acquired:
Cash and cash equivalents	$2,039
Trade and other receivables	2,926
Other current assets	486
Property, plant and equipment	120
Other non-current assets	75
Deferred tax assets	8,932
Intangible assets	71,700

Liabilities assumed:
Trade and other liabilities	1,239
Deferred revenue	3,565
Other non-current liabilities	119
Deferred tax liabilities	18,192

Fair value of identifiable net assets acquired	63,163
Goodwill acquired on acquisition	$110,643

The deferred tax assets are presented net of a $1,486,000 valuation allowance.

The following table summarizes the fair values of the identifiable intangible assets acquired:

	Fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	$50,700	4 - 15 years
Software and technology assets	18,900	7 years
Trade names and trademarks	1,000	3 years
Backlog	1,100	2 years
Total	$71,700	11.3 years

Ritchie Bros.	9

5.   Business combinations (continued)

SmartEquip purchase price allocation (continued)

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

During the quarter ended June 30, 2022, the Company recorded $668,000 of acquisition-related costs, all of which related to share-based continuing employment costs.

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

Under the terms of the SPA, the Company was to acquire all of the outstanding shares of Euro Auctions from their existing shareholders for approximately £775,000,000 (approximately $1.02 billion) cash consideration, to be paid on closing. On April 29, 2022, the Company made a decision to discontinue the Phase 2 review by the United Kingdom’s Competition and Markets Authority (“CMA”). The SPA automatically terminated on June 28, 2022. In addition, in April 2022, the Company terminated, without cost, its deal contingent forward currency contracts (Note 13) and on May 4, 2022, redeemed all of the 2021 Notes (Note 17) at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest..

Ritchie Bros.	10

6.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live onsite auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Rouse, Mascus online services, SmartEquip, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, and Ritchie Bros. Logistical Services (“RB Logistics”).

	Three months ended June 30, 2022			Six months ended June 30, 2022
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue:
Commissions	$136,403	$—	$136,403	$252,778	$—	$252,778
Fees	98,588	51,511	150,099	183,217	95,368	278,585
Total service revenue	234,991	51,511	286,502	435,995	95,368	531,363
Inventory sales revenue	198,044	—	198,044	347,104	—	347,104
Total revenue	$433,035	$51,511	$484,546	$783,099	$95,368	$878,467
Costs of services	28,985	16,054	45,039	54,559	29,495	84,054
Cost of inventory sold	176,171	—	176,171	307,753	—	307,753
Selling, general and administrative	125,535	18,742	144,277	234,346	36,537	270,883
Segment profit	$102,344	$16,715	$119,059	$186,441	$29,336	$215,777
Acquisition-related costs			3,399			13,036
Depreciation and amortization			24,298			48,523
Foreign exchange gain			(158)			(322)
Total operating expenses			$393,026			723,927
Gain on disposition of property, plant and equipment			347			170,167
Operating income			$91,867			$324,707
Interest expense			(18,463)			(39,149)
Change in fair value of derivatives			—			1,263
Other income, net			1,639			2,559
Income tax expense			(21,632)			(57,868)
Net income			$53,411			$231,512

	Three months ended June 30, 2021			Six months ended June 30, 2021
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue:
Commissions	$129,334	$—	$129,334	$233,309	$—	$233,309
Fees	83,334	40,080	123,414	151,430	74,039	225,469
Total service revenue	212,668	40,080	252,748	384,739	74,039	458,778
Inventory sales revenue	143,613	—	143,613	269,138	—	269,138
Total revenue	$356,281	$40,080	$396,361	$653,877	$74,039	$727,916
Costs of services	25,176	16,125	41,301	49,480	29,687	79,167
Cost of inventory sold	131,023	—	131,023	241,770	—	241,770
Selling, general and administrative	99,215	10,345	109,560	201,996	21,803	223,799
Segment profit	$100,867	$13,610	$114,477	$160,631	$22,549	$183,180
Acquisition-related costs			3,049			5,971
Depreciation and amortization			21,935			43,005
Foreign exchange loss			151			428
Total operating expenses			$307,019			594,140
Gain on disposition of property, plant and equipment			175			243
Operating income			$89,517			$134,019
Interest expense			(8,867)			(17,813)
Other income, net			1,196			2,198
Income tax expense			(21,065)			(29,484)
Net income			$60,781			$88,920

Ritchie Bros.	11

6.    Segmented information (continued)

The Chief Operating Decision Maker does not evaluate the performance of the Company’s operating segments or assess allocation of resources based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

The Company’s geographic breakdown of total revenue and location is as follows:

	United
Total revenue for the three months ended:	States	Canada	Australia	Europe	Other	Consolidated
June 30, 2022	$215,466	$143,466	$71,734	$36,989	$16,891	$484,546
June 30, 2021	183,391	98,690	44,514	55,467	14,299	396,361
Total revenue for the six months ended:
June 30, 2022	$463,416	$208,699	$100,809	$74,809	$30,734	$878,467
June 30, 2021	390,805	147,168	64,077	102,643	23,223	727,916

7.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Service revenue:
Commissions	$136,403	$129,334	$252,778	$233,309
Fees	150,099	123,414	278,585	225,469
	286,502	252,748	531,363	458,778
Inventory sales revenue	198,044	143,613	347,104	269,138
	$484,546	$396,361	$878,467	$727,916

Ritchie Bros.	12

8.    Operating expenses

Costs of services

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Employee compensation expenses	$17,045	$14,953	$32,966	$29,483
Ancillary and logistical service expenses	13,446	14,819	24,201	27,088
Travel, advertising and promotion expenses	7,200	5,299	12,372	9,817
Other costs of services	4,323	3,926	7,636	7,774
Buildings, facilities and technology expenses	3,025	2,304	6,879	5,005
	$45,039	$41,301	$84,054	$79,167

Selling, general and administrative

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Wages, salaries and benefits	$84,301	$67,932	$161,787	$144,889
Share-based compensation expense	13,640	7,540	19,026	11,318
Buildings, facilities and technology expenses	23,327	17,479	43,412	34,822
Travel, advertising and promotion expenses	9,392	6,824	17,366	11,986
Professional fees	7,616	5,202	17,363	10,234
Other selling, general and administrative	6,001	4,583	11,929	10,550
	$144,277	$109,560	$270,883	$223,799

Acquisition-related costs

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
SmartEquip:
Share-based continuing employment costs	$668	$—	$1,326	$—
Other acquisition-related costs	—	—	516	—

Euro Auctions:
Other acquisition-related costs	1,317	—	8,012	—

Rouse:
Share-based continuing employment costs	1,414	2,678	2,887	5,231
Other acquisition-related costs	—	371	295	740
	$3,399	$3,049	$13,036	$5,971

Depreciation and amortization

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation	$7,889	$8,345	$15,636	$16,182
Amortization	16,409	13,590	32,887	26,823
	$24,298	$21,935	$48,523	$43,005

Ritchie Bros.	13

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

For the three months ended June 30, 2022, income tax expense was $21,632,000, compared to an income tax expense of $21,065,000 for the same period in 2021. The effective tax rate was 29% in the second quarter of 2022, compared to 26% in the second quarter of 2021. The effective tax rate increased in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to higher return to provision adjustments and higher income taxes related to tax uncertainties. Partially offsetting this increase was a lower estimate of non-deductible expenses.

For the six months ended June 30, 2022, income tax expense was $57,868,000, compared to an income tax expense of $29,484,000 for the same period in 2021. The effective tax rate was 20% for the six months ended June 30, 2022, compared to 25% for the six months ended June 30, 2021. The effective tax rate decreased in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the non-taxable gain portion on the sale of a parcel of land including all buildings in Bolton, Ontario and a decrease in the estimate of non-deductible expenses.

Partially offsetting this decrease was a higher estimate of income taxed in jurisdictions with higher tax rates and a lower tax deduction for performance share units (“PSUs”) and restricted share units (“RSUs”) expenses that exceeded the related compensation expense.

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

Ritchie Bros.	14

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

	Three months ended			Six months ended
	June 30, 2022			June 30, 2022
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$53,365	110,760,339	$0.48	$231,459	110,705,182	$2.09
Effect of dilutive securities:
Share units	—	397,274	—	—	423,767	(0.01)
Stock options	—	547,489	—	—	552,695	(0.01)
Diluted	$53,365	111,705,102	$0.48	$231,459	111,681,644	$2.07

	Three months ended			Six months ended
	June 30, 2021			June 30, 2021
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$60,749	110,311,615	$0.55	$88,937	110,144,229	$0.81
Effect of dilutive securities:
Share units	—	322,371	—	—	450,752	—
Stock options	—	700,198	—	—	707,730	(0.01)
Diluted	$60,749	111,334,184	$0.55	$88,937	111,302,711	$0.80

Ritchie Bros.	15

11.    Supplemental cash flow information

Net changes in operating assets and liabilities

Six months ended June 30,	2022	2021
Trade and other receivables	$(152,893)	$(134,522)
Inventory	(25,842)	(2,207)
Advances against auction contracts	(11,238)	(761)
Prepaid expenses and deposits	20,774	3,157
Income taxes receivable	6,985	(3,847)
Auction proceeds payable	205,910	230,309
Trade and other liabilities	(22,639)	(20,686)
Income taxes payable	25,866	(12,723)
Operating lease obligation	(6,936)	(6,329)
Other	1,857	186
Net changes in operating assets and liabilities	$41,844	$52,577

Interest and tax payments

Six months ended June 30,	2022	2021
Interest paid, net of interest capitalized	$20,846	$16,387
Interest received	1,415	635
Net income taxes paid	13,855	43,249

Non-cash purchase of property, plant and equipment under finance lease	5,261	4,568
Non-cash right of use assets obtained in exchange for new lease obligations	18,472	9,451

Cash, cash equivalents, and restricted cash

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$367,289	$326,113
Restricted cash
Current	164,371	102,875
Non-current	—	933,464
Cash, cash equivalents, and restricted cash	$531,660	$1,362,452

12.    Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

Ritchie Bros.	16

12.    Fair value measurement (continued)

		June 30, 2022		December 31, 2021
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$367,289	$367,289	$326,113	$326,113
Restricted cash	Level 1	164,371	164,371	1,036,339	1,036,339
Loans receivable	Level 2	11,749	11,678	7,267	7,267
Derivative financial assets
Deal contingent forward contract	Level 3	—	—	751	751
Forward currency contracts	Level 2	37	37	—	—
Derivative financial liabilities
Deal contingent forward contract	Level 3	—	—	2,005	2,005
Short-term debt	Level 2	8,637	8,637	6,147	6,147
Long-term debt
Senior unsecured notes (as defined in Note 17)
2016 Notes	Level 1	495,434	489,800	494,531	508,125
2021 USD Notes	Level 2	—	—	598,052	625,125
2021 CAD Notes	Level 2	—	—	332,337	339,100
Term loan	Level 2	91,989	92,348	92,821	93,226
Long-term revolver loans	Level 2	56,949	57,000	219,699	219,772

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

The Company holds derivative financial assets and liabilities that are required to be measured at fair value on a recurring basis. The fair values of the deal contingent forward contracts were determined using a probability weighted mark to market valuation and observable Level 2 inputs, including foreign currency spot exchange rates, forward pricing curves, and an unobservable Level 3 input, the expected date of settlement. The change in the valuation of the derivatives due to the range of possible expected settlement dates was not significant to the financial statements. The fair value of the forward currency contracts are determined using observable Level 2 inputs, including foreign currency spot exchange rates and forward pricing curves. The fair value considers the credit risk of the Company and its counterparties.

13. Derivative financial instruments

The Company’s derivative financial instruments are accounted for as derivatives under ASC 815, Derivatives and Hedging, and are classified in other current assets and other current liabilities. The Company has not applied hedge accounting to these instruments.

The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on specific monetary loan receivables. During the three and six month periods ended June 30, 2022, a loss of $1,866,000 and $1,296,000 respectively was recognized for the change in fair values of the forward currency contracts within foreign exchange loss (gain) in the consolidated income statement.

The Company also held two deal contingent foreign exchange forward currency contracts to manage its exposure to foreign currency exchange rate fluctuations against the U.S. and Canadian dollar on £343,000,000 of the £775,000,000 purchase consideration for the proposed Euro Auctions Acquisition. The notional amounts of the derivative instruments were £216,000,000 (U.S. dollar forward) and £127,000,000 (Canadian dollar forward). These forward contracts were terminated by the Company in April 2022 at no cost.

Ritchie Bros.	17

14. Trade and other receivables

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. The following table presents the activity in the allowance for expected credit losses for the period ended June 30, 2022:

Balance at December 31, 2021	$(4,396)
Current period provision	(120)
Write-offs charged against the allowance	753
Balance at June 30, 2022	$(3,763)

15.    Other current assets

	June 30,	December 31,
	2022	2021
Advances against auction contracts	$14,783	$4,102
Assets held for sale	323	17,538
Prepaid expenses and deposits	21,069	41,955
Derivative financial asset	37	751
	$36,212	$64,346

Assets held for sale

Balance at December 31, 2021	$17,538
Reclassified from (to) property, plant and equipment	(10,148)
Disposal	(7,067)
Balance at June 30, 2022	$323

On March 17, 2022, the Company completed the sale and leaseback of a parcel of land including all buildings, in Bolton, Ontario, for a total sale consideration of $208,195,000 Canadian dollars (approximately $165 million) net of closing and transaction costs, and recognized a gain on disposition of property, plant and equipment of $169,092,000. The net book value of the Bolton property was $7,067,000. The payments for the lease were not considered to be at market rates given an initial two year rent free period and, accordingly, the Company adjusted the sales proceeds and the gain to fair value. The Bolton property continues to be used for auction operations under the operating leaseback agreement until the completion of the acquisition and development of a replacement property located in Amaranth, Ontario. (Note 21)

As at December 31, 2021, the Company also classified vacant land in Casa Grande, Arizona with a net book value of $10,500,000 as an asset held for sale. During the quarter ended June 30, 2022, the Company assessed that the property no longer met the asset held for sale criteria and therefore reclassified the net book value of the property to property, plant and equipment.

16.    Other non-current assets

	June 30,	December 31,
	2022	2021
Right-of-use assets	$134,219	$114,414
Tax receivable	10,641	10,289
Loans receivable	7,199	—
Deferred debt issue costs	4,223	5,236
Other	12,078	12,565
	$168,360	$142,504

The Company recognized a right-of-use asset of $16,587,000 as a result of the sale and leaseback transaction on the Bolton property in March 2022 (Note 15 and 21) and recognized a right-of-use asset of $9,020,000 as a result of a new lease signed on an auction site in Maltby, United Kingdom in June 2022 (Note 21).

Ritchie Bros.	18

16.    Other non-current assets (continued)

Loans receivable

As at June 30, 2022, the Company held four financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance as at June 30, 2022 was $11,749,000, of which $4,550,000 is recorded in trade and other receivables and $7,199,000 in non-current loans receivable (December 31, 2021: $7,267,000, of which $7,267,000 was recorded in trade and other receivables and nil in non-current loans receivable). The expected credit loss allowance is not significant.

17.    Debt

	Carrying amount
	June 30,	December 31,
	2022	2021
Short-term debt	$8,637	$6,147

Long-term debt:

Revolving facilities and delayed-draw term loan facility:
Delayed-draw term loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 3.08%, due in monthly installments of interest only, maturing in September 2026	92,348	93,283
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.29%, due in monthly installments of interest only, maturing in September 2026	-	46,206
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.29%, due in monthly installments of interest only, maturing in September 2026	-	56,492
Long-term revolver loan denominated in U.S. dollars, secured, bearing interest at a weighted average rate of 2.53%, due in monthly installments of interest only, maturing in September 2026	57,000	117,000
Less: unamortized debt issue costs	(410)	(463)

Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025 (the "2016 Notes")	500,000	500,000
Less: unamortized debt issue costs	(4,566)	(5,469)
Bearing interest at 4.75% due in semi-annual installments, with the full amount of principal due in December 2031 (the "2021 USD Notes")	-	600,000
Less: unamortized debt issue costs	-	(1,948)
Bearing interest at 4.95% due in semi-annual installments, with the full amount of principal due in December 2029 (the "2021 CAD Notes")	-	333,464
Less: unamortized debt issue costs	-	(1,127)
Total long-term debt	644,372	1,737,438

Total debt	$653,009	$1,743,585

Long-term debt:
Current portion	$4,617	$3,498
Non-current portion	639,755	1,733,940
Total long-term debt	$644,372	$1,737,438

As at June 30, 2022, the Company had unused committed revolving credit facilities aggregating $673,459,000 that are available until September 2026 subject to certain covenant restrictions, unused uncommitted revolving credit facilities aggregating $5,000,000 that are available until October 2023, and unused uncommitted revolving credit facilities aggregating $5,000,000 with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at June 30, 2022.

Ritchie Bros.	19

17.    Debt (continued)

Short-term debt

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 2.7% (December 31, 2021: 1.8%).

Long-term debt

a)	Revolving facilities and delayed-draw term loan facility

During 2016, the Company entered into a credit agreement with a syndicate of lenders. The credit agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”, together with the Revolving Facilities, the “Facilities”). The credit agreement was most recently amended in September 2021, which, among other things (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1,045,000,000, including $295,000,000 of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Facilities at each pricing tier level, and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.

Immediately prior to the amendment, the aggregate principal amount outstanding under the DDTL Facility was $90,000,000 ($118,889,995 Canadian dollars). In connection with the amendment, the Company refinanced that amount with the proceeds from a borrowing under the DDTL Facility. Under the terms of the amendment, there are no mandatory principal repayments of borrowings under the DDTL Facility until the earlier of when the remaining $205,000,000 is drawn or the third quarter of 2022. The Company did not draw on the remaining $205,000,000 before it expired on June 28, 2022 and, therefore, mandatory principal repayments will begin in the third quarter of 2022. Once principal payments become mandatory, they are subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity. As a result of the expiry of the DDTL Facility, the Company wrote off $710,000 of deferred debt issuance costs in the quarter recognized in non-current asset to interest expense.

As of June 30, 2022, the Company had unamortized deferred debt issue costs relating to the Facilities of $4,633,000.

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

2021 Notes

On December 21, 2021, the Company completed the offering of two series of senior notes: (i) $600,000,000 aggregate principal amount of 4.750% senior notes due December 15, 2031 (the “2021 USD Notes”) and (ii) $425,000,000 Canadian dollar aggregate principal amount of 4.950% senior notes due December 15, 2029 (the “2021 CAD Notes”, and together with the 2021 USD Notes, the “2021 Notes”).

The gross proceeds from the 2021 Notes offering together with certain additional amounts including prepaid interest were placed into escrow accounts and were expected to be held in escrow until the completion of the proposed Euro Auctions Acquisition. On May 4, 2022, the Company redeemed all of the 2021 Notes at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest. The Company was relieved of its obligations for the 2021 Notes upon redemption and therefore recognized the difference of $4,792,000 between the reacquisition price and the net carrying amount of the debt extinguished (which included unamortized deferred debt issuance costs) as a loss on redemption of the 2021 Notes in interest expense in the consolidated income statement.

Ritchie Bros.	20

18.    Other non-current liabilities

	June 30,	December 31,
	2022	2021
Operating lease liability	$118,737	$109,882
Tax payable	19,657	18,859
Finance lease liability	13,458	13,983
Other	4,059	4,536
	$155,911	$147,260

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

Ritchie Bros.	21

19.    Equity and dividends (continued)

Shares issued for business combinations (continued)

	Rouse		SmartEquip		Total

						Weighted average
	Common	Fair value	Common	Fair value	Common	fair value
	shares	per common	shares	per common	shares	per common
	issued	shares	issued	shares	issued	shares
Outstanding, December 31, 2021	189,665	$71.09	63,971	$68.39	253,636	$70.41
Granted	—	—	—	—	—	—
Vested	(27,816)	71.09	—	—	(27,816)	71.09
Forfeited	—	—	—	—	—	—
Outstanding, June 30, 2022	161,849	$71.09	63,971	$68.39	225,820	$70.33

Outstanding, December 31, 2020	312,193	$71.09	—	$—	312,193	$71.09
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(55,510)	71.09	—	—	(55,510)	71.09
Outstanding, June 30, 2021	256,683	$71.09	—	$—	256,683	$71.09

In the three months ended June 30, 2022, the Company recognized $1,819,000 of share capital from additional paid-in capital for the portion of common shares previously issued in connection with the acquisition of Rouse that have vested as of June 30, 2022.

As at June 30, 2022, the unrecognized share-based continuing employment cost was $6,520,000 (June 30, 2021: $11,898,000), which is expected to be recognized over a weighted average period of 1.4 years.

Dividends

Declared and paid

The Company declared and paid the following dividends during the six months ended June 30, 2022 and 2021:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Six months ended June 30, 2022:
Fourth quarter 2021	January 21, 2022	$0.2500	February 11, 2022	$27,659	March 4, 2022
First quarter 2022	May 6, 2022	0.2500	May 27, 2022	27,693	June 17, 2022

Six months ended June 30, 2021:
Fourth quarter 2020	January 22, 2021	$0.2200	February 12, 2021	$24,181	March 5, 2021
First quarter 2021	May 7, 2021	0.2200	May 26, 2021	24,279	June 16, 2021

Declared and undistributed

Subsequent to June 30, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.27 cents per common share, payable on September 14, 2022 to stockholders of record on August 24, 2022. This dividend payable has not been recognized as a liability in the consolidated financial statements. The payment of this dividend is expected to not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net loss of $8,553,000 and $9,437,000 for the three and six months ended June 30, 2022 (2021: net gain of $1,095,000 and net loss of $2,559,000).

Ritchie Bros.	22

20.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Selling, general and administrative:
Stock option compensation expense	$3,056	$1,909	$5,623	$3,770
Equity-classified share units	8,801	4,404	11,691	7,557
Liability-classified share units	1,075	526	319	(1,389)
Employee share purchase plan - employer contributions	708	701	1,393	1,380
	13,640	7,540	19,026	11,318
Acquisition-related costs:
Share-based continuing employment costs	2,080	2,678	4,213	5,231
	2,080	2,678	4,213	5,231
	$15,720	$10,218	$23,239	$16,549

Stock option plans

The Company has the following three stock option plans that provide for the award of stock options and premium-priced stock options to selected employees, directors, and officers of the Company: (i) Amended and Restated Stock Option Plan, (ii) IronPlanet 1999 Stock Plan, and (iii) IronPlanet 2015 Stock Plan.

Stock option activity for the six months ended June 30, 2022 is presented below:

	Stock options				Premium-priced stock options
			WA				WA
	Common	WA	remaining	Aggregate	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value	option	price	life (in years)	value
Outstanding, December 31, 2021	2,208,057	42.55	7.7	41,884	1,017,064	91.24	5.7	—
Granted	689,437	58.02	—	—	119,157	91.37	—	—
Exercised	(80,183)	35.70	—	1,964	—	—	—	—
Forfeited	(36,126)	42.85	—	—	(17,789)	90.93	—	—
Outstanding, June 30, 2022	2,781,185	46.58	7.8	51,797	1,118,432	91.26	5.2	—
Exercisable, June 30, 2022	1,307,090	37.42	6.5	36,130	—	—	—	—

Stock options

The Company uses the Black Scholes option pricing model to fair value stock options. Significant assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2022 and 2021 are presented in the following table on a weighted average basis:

Six months ended June 30,	2022		2021
Risk free interest rate	2.2%		0.5%
Expected dividend yield	1.74%		1.66%
Expected lives of the stock options	4	years	4	years
Expected volatility	31.7%		32.3%

At June 30, 2022, the unrecognized stock-based compensation cost related to the non-vested stock options was $11,746,000, which is expected to be recognized over a weighted average period of 2.4 years.

Ritchie Bros.	23

20.    Share-based payments (continued)

Premium-priced stock options

The Company also grants premium-priced stock options to the senior executives with exercise prices above the fair market value of the Company’s common shares on grant dates. The premium-priced stock options vest and become exercisable upon the third anniversary of their grant date. The premium-priced stock options granted in August and November 2021 expire on the sixth anniversary of their grant date, and those granted in June 2022 expire in August 2027 to coincide with the expiry of the August 2021 grant. The fair values of the premium-priced stock options were calculated on the grant date using a Monte Carlo simulation model. The weighted average estimated grant date fair value of premium-priced options during the three month period ended June 30, 2022 was $8.00 per option.

The significant assumptions used to estimate the fair values were as follows:

Six months ended June 30,	2022		2021
Risk free interest rate	3.0%		—%
Expected dividend yield	1.63%		—%
Expected lives of the stock options	4	years	—	years
Expected volatility	30.2%		—%

At June 30, 2022, the unrecognized stock-based compensation cost related to the premium-priced stock options was $7,380,000, which is expected to be recognized over a weighted average period of 2.4 years.

Share unit plans

Share unit activity for the six months ended June 30, 2022 is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs		PSUs with Market Conditions		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding at December 31, 2021	523,618	$45.90	88,305	$65.45	79,112	$54.96	156,589	$35.28
Granted	225,382	58.66	14,574	69.92	33,827	57.68	12,124	56.78
Vested and settled	(93,241)	36.42	—	—	(22,349)	46.01	—	—
Forfeited	(3,474)	51.04	—	—	(3,891)	61.55	—	—
Outstanding at June 30, 2022	652,285	$51.64	102,879	$66.08	86,699	$58.03	168,713	$36.82

The total market value of liability-classified share units vested and released during the first six months of 2022 was nil (as at December 31, 2021: nil).

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

Fair values of equity-classified PSUs are estimated on grant date using the market close price of the Company's common shares listed on the NYSE, as these are not subject to market vesting conditions.

At June 30, 2022, the unrecognized share unit expense related to equity-classified PSU’s was $21,018,000, which is expected to be recognized over a weighted average period of 2.1 years.

Ritchie Bros.	24

20.    Share-based payments (continued)

PSUs with market conditions

The Company also grants PSUs to senior executives with a market condition where vesting is conditional upon the total stockholder return performance of the Company’s stock relative to the performance of a peer group over a three year performance period from the date of grant. The PSUs granted in August and November 2021 have a three year performance period and the PSUs granted in June 2022 have approximately a 2 year performance period to coincide with the remaining performance period of the August 2021 grant. The fair value per PSU granted during the three month period ended June 30, 2022 of $69.92 was calculated on the grant date using the Monte Carlo simulation model which takes into consideration a required post-vesting holding period of one year with a discount value of $5.34 per PSU. The discount was calculated using the Chaffe Protective Put Method and an effective tax rate of 35%.

The significant assumptions used to estimate the fair value are presented in the following table:

Six months ended June 30,	2022		2021
Risk free interest rate	2.7%		—%
Expected dividend yield	1.63%		—%
Expected lives of the PSUs	2	years	—	years
Expected volatility	33.4%		—%
Average expected volatility of comparable companies	34.4%		—%

At June 30, 2022, the unrecognized share unit expense related to equity-classified PSUs with market conditions was $5,062,000, which is expected to be recognized over a weighted average period of 2.1 years.

RSUs

The Company has restricted share unit plans (RSU plans) that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the market close price of the Company's common shares listed on the NYSE.

At June 30, 2022, the unrecognized share unit expense related to equity-classified RSUs was $2,849,000, which is expected to be recognized over a weighted average period of 1.6 years.

DSUs

The Company has deferred share unit plans (DSU plans) that are cash-settled and not subject to market vesting conditions.

Fair values of deferred share units (“DSUs”) are estimated on grant date and at each reporting date using the market close price of the Company’s common shares listed on the NYSE. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

At June 30, 2022, the Company had a total share unit liability of $10,976,000 (as at December 31, 2021: $10,056,000) in respect of share units under the DSU plans.

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

Ritchie Bros.	25

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

On March 17, 2022, the Company completed the sale and leaseback of its Bolton property, a parcel of land including all buildings, in Bolton, Ontario (Note 15). The Company intends to lease the Bolton property for a period of 28 months until such time that the replacement property is available for the relocation of the Company’s operations. The lease has an initial rent-free period of two years and an option to renew the lease for two additional one-year periods, during which time the lease is cancellable at one month’s notice. Upon completion of the sale, the Company recorded a $16,587,000 ROU asset representing the right-of-use of the Bolton property for the estimated lease term and a $4,477,000 long term lease liability representing the obligation to make lease payments arising from the operating lease at the end of the initial two-year period.

On June 30, 2022, the Company also recorded $9,020,000 in ROU asset and long term lease liability relating to a lease signed on its Maltby auction site in the United Kingdom.

The Company’s breakdown of lease expense is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$6,229	$4,392	$10,940	$8,992
Finance lease cost
Amortization of leased assets	2,616	2,815	5,248	5,403
Interest on lease liabilities	186	205	360	426
Short-term lease cost	2,901	1,922	6,364	4,583
Sublease income	—	(15)	—	(30)
	$11,932	$9,319	$22,912	$19,374

22.    Commitments

Commitment for inventory purchases

The Company was awarded two new contracts with the United States Government Defense Logistics Agency (the “DLA”) on April 1, 2021. The new contracts (one for the Eastern portion of the United States and one for the Western portion of the United States) cover both surplus non-rolling and rolling stock. Both contracts commenced on June 1, 2021 and have a base term of two years with three one-year renewal options.

During the first two years of the contracts, the Company is committed to purchase on a combined basis up to either: (i) 600,000 assets, or (ii) assets with an expected minimum value of up to $77,000,000; whichever is less. At June 30, 2022, the Company has purchased 263,503 assets with a total value of $54,520,000 pursuant to the two year period of this contract, which commenced on June 1, 2021.

Ritchie Bros.	26

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

At June 30, 2022, there were $30,791,000 of assets guaranteed under contract, of which 88% is expected to be sold prior to September 30, 2022, with the remainder to be sold by December 31, 2022 (as at December 31, 2021: $43,450,000 of which 61% was expected to be sold prior to the end of March 31, 2022 with the remainder to be sold by December 31, 2022).

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part II, Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on our website at https://investor.ritchiebros.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Non-GAAP financial measures referred to in this Quarterly Report on Form 10-Q are labeled as “non-GAAP measure”. Please see pages 51-53 for explanations of why we use these non-GAAP measures and the reconciliation to the most comparable GAAP financial measures.

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

We also provide our customers with a wide array of value added services aligned with our growth strategy to create a global marketplace for used equipment services and solutions. Our other services include access to equipment financing, asset appraisals and inspections, online equipment listing, logistical services, and ancillary services such as equipment refurbishment. We offer our customers asset technology solutions to manage the end to end disposition process of their assets and provide market data intelligence to make more accurate and reliable business decisions. Additionally, we offer our customers an innovative technology platform that supports equipment lifecycle management and parts procurement integration with both original equipment manufacturers and dealers, as well as software as a service platform for end-to-end parts procurement and digital catalogs and diagrams.

We operate globally with locations in 12 countries, including the United States, Canada, the Netherlands, Australia, and the United Arab Emirates, and maintain a presence in 48 countries where customers are able to sell from their own yards. In addition, we employ more than 2,700 full-time employees worldwide.

Discontinuation of the proposed acquisition of Euro Auctions

On August 9, 2021, we entered into a Sale and Purchase Agreement (“SPA”) pursuant to which we agreed to purchase Euro Auctions Limited, William Keys & Sons Holdings Limited, Equipment & Plant Services Ltd, and Equipment Sales Ltd. (collectively, “Euro Auctions”), each being a private limited company incorporated in Northern Ireland (the “Euro Auctions Acquisition”), for a purchase price of approximately £775 million (approximately $1.02 billion) in cash, which was to be paid on closing. On April 29, 2022, the Company announced its decision to discontinue the Phase 2 review by the Competition and Markets Authority (“CMA”). The SPA automatically terminated on June 28, 2022.

Impact of COVID-19 to our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic (“COVID-19”).

In response, we transitioned all of our traditional live onsite auctions to online bidding utilizing our existing online bidding technology. As restrictions ease, we began to return to travel and to welcome in-person attendance at several of our live onsite auctions, and we continue to consider a transition back to our other onsite auction events throughout the year. The health and welfare of our employees, customers and suppliers continues to be a top priority and we continue to operate with precautionary measures in place, as appropriate.

In the first six months of 2022, our ability to move equipment to and from our auction sites and across borders has improved with travel restrictions and quarantine requirements continuing to lift particularly in Australia and Europe, but with certain countries within Asia continuing to experience lockdowns. In the United States and Canada, COVID-19 has not materially impacted our ability to operate our businesses and move equipment. Globally, we continued to see heightened shipping, fuel and freight costs combined with extended lead times, making transportation of equipment both more costly and more challenging, negatively impacting the buying and selling behaviour of our customers. Additionally, COVID-19 in combination with various macro economic factors impacted the supply chains of new equipment production, which in turn negatively affected the supply of used equipment being sold throughout our regions, most predominantly in North America.

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

Ritchie Bros.	29

equipment in our operations. Increases in European natural gas prices may also result in an acceleration of a slowdown in the economy, especially in Europe where, historically, Eastern European countries have contributed to importing and exporting equipment for our operations.

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

Seasonality

Our GTV and resulting A&M segment revenue are affected by the seasonal nature of our business. GTV and our A&M segment revenue tend to increase during the second and fourth calendar quarters, during which time we generally conduct more business than in the first and third calendar quarters. Given the operating leverage inherent in our business model, the second and fourth quarter also tend to produce higher operating margins, given the higher volume and revenue generated in those quarters.

Revenue Mix Fluctuations

Our revenue is comprised of service revenue and inventory sales revenue. Service revenue from A&M segment activities includes commissions earned at our auctions, online marketplaces, and private brokerage services, and various auction-related fees, including listing and buyer transaction fees. We also recognize revenues from our Other Services segment as fees within service revenue. Inventory sales revenue is recognized as part of our A&M activities and relates to revenues earned through our inventory contracts.

Inventory sales revenue can fluctuate significantly, as it changes based on whether our customers sell using a straight or guarantee commission contract, or an inventory contract at time of selling. Straight or guarantee commission contracts will result in the commission being recognized as service revenue, while inventory contracts will result in the gross transaction value of the equipment sold being recorded as inventory sales revenue with the related cost recognized in cost of inventory sold. As a result, a change in the revenue mix between service revenues and inventory sales revenue can have a significant impact on revenue growth percentages.

Ritchie Bros.	30

Performance Overview

Net income attributable to stockholders decreased 12% to $53.4 million, compared to $60.7 million in the second quarter of 2021. Diluted earnings per share (“EPS”) attributable to stockholders decreased 13% to $0.48 per share in the second quarter of 2022 as compared to $0.55 per share in the second quarter of 2021. Non-GAAP diluted adjusted EPS attributable to stockholders increased 10% to $0.74 per share in the second quarter of 2022 compared to $0.67 per share in the second quarter of 2021.

For the second quarter of 2022 as compared to the second quarter of 2021:

Consolidated results:

●	Total revenue increased 22% to $484.5 million
o	Service revenue increased 13% to $286.5 million
o	Inventory sales revenue increased 38% to $198.0 million
●	Operating income increased 3% to $91.9 million
●	Non-GAAP adjusted operating income increased 12% to $119.6 million
●	Net income decreased 12% to $53.4 million
●	Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 11% to $136.2 million
●	Cash provided by operating activities was $198.0 million for the first six months of 2022
●	Cash on hand at the end of the second quarter of 2022 was $531.7 million, of which $367.3 million was unrestricted, and restricted cash decreased 84% in the six month period ending June 30, 2022 as a result of the redemption of our 2021 Notes in the quarter for $931.0 million

Auctions & Marketplaces segment results:

●	GTV increased 10% to $1.7 billion and increased 13% when excluding the impact of foreign exchange
●	A&M total revenue increased 22% to $433.0 million
o	Service revenue increased 10% to $235.0 million
o	Inventory sales revenue increased 38% to $198.0 million

Other Services segment results:

●	Other Services total revenue increased 29% to $51.5 million
o	RBFS revenue increased 69% to $19.9 million
o	SmartEquip revenue of $5.0 million was recognized in the second quarter of 2022, which was its second full quarter since its acquisition in November 2021

In addition, the total number of organizations activated on our business inventory management system (“IMS”), a gateway into our marketplace, increased by 50% as compared to the first quarter of 2022.

Other Company developments:

●	On June 2, 2022, the Company announced the appointment of Eric Jacobs as its Chief Financial Officer, effective June 6, 2022. Sharon Driscoll, the former Chief Financial Officer, is remaining with the Company in an advisory capacity to assist with the transition prior to her previously announced retirement.

Ritchie Bros.	31

Results of Operations

Financial overview

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
(in U.S. $000's, except EPS and percentages)	2022	2021	2022 over 2021		2022	2021	2022 over 2021
Service revenue:
Commissions	$136,403	$129,334	5%		$252,778	$233,309	8%
Fees	150,099	123,414	22%		278,585	225,469	24%
Total service revenue	286,502	252,748	13%		531,363	458,778	16%
Inventory sales revenue	198,044	143,613	38%		347,104	269,138	29%
Total revenue	484,546	396,361	22%		878,467	727,916	21%
Costs of services	45,039	41,301	9%		84,054	79,167	6%
Cost of inventory sold	176,171	131,023	34%		307,753	241,770	27%
Selling, general and administrative	144,277	109,560	32%		270,883	223,799	21%
Total operating expenses	393,026	307,019	28%		723,927	594,140	22%
Gain on disposition of property, plant and equipment	347	175	98%		170,167	243	69,928%
Operating income	91,867	89,517	3%		324,707	134,019	142%
Operating income as a % of total revenue	19.0%	22.6%	(360)	bps	37.0%	18.4%	1,860	bps
Non-GAAP adjusted operating income	119,579	106,973	12%		208,439	164,748	27%
Non-GAAP adjusted operating income as a % of total revenue	24.7%	27.0%	(230)	bps	23.7%	22.6%	110	bps
Net income attributable to stockholders	53,365	60,749	(12)%		231,459	88,937	160%
Non-GAAP adjusted net income attributable to stockholders	83,072	74,545	11%		134,035	110,540	21%
Non-GAAP adjusted EBITDA	136,219	122,970	11%		192,624	195,874	(2)%
Diluted earnings per share attributable to stockholders	$0.48	$0.55	(13)%		$2.07	$0.80	159%
Non-GAAP diluted adjusted EPS attributable to stockholders	$0.74	$0.67	10%		$1.20	$0.99	21%
Effective tax rate	28.8%	25.7%	310	bps	20.0%	24.9%	(490)	bps

Total GTV	1,684,276	1,527,642	10%		3,123,381	2,802,182	11%
Service GTV	1,486,232	1,384,029	7%		2,776,277	2,533,044	10%
Service revenue as a % of total GTV	17.0%	16.5%	50	bps	17.0%	16.4%	60	bps
Inventory GTV	198,044	143,613	38%		347,104	269,138	29%

Service GTV as a % of total GTV - Mix	88.2%	90.6%	(240)	bps	88.9%	90.4%	(150)	bps
Inventory sales revenue as a % of total GTV - Mix	11.8%	9.4%	240	bps	11.1%	9.6%	150	bps

Certain amounts in the prior period have been reclassified from selling, general and administrative expenses to cost of services, refer to note 2(a) of the consolidated financial statements

Total GTV

Total GTV increased 10% to $1.7 billion in the second quarter of 2022 and increased 11% to $3.1 billion in the first six months of 2022. Total GTV increased 13% in each of second quarter of 2022 and the first six months of 2022, when excluding the impact of foreign exchange.

In second quarter of 2022, GTV increased year-over-year with consistently strong used equipment values, aided by inflation, partially offset by lower lot counts, unfavourable mix and an unfavourable impact of foreign exchange. In Canada, several large inventory packages in Western Canada and strong year-over-year performances at our agricultural events primarily contributed to the growth in GTV volume. Canada also benefited from higher GTV generated by RBFS via PurchaseSafe which provides escrow services for private brokered transactions. In the United States, we saw favourable year-over-year performances across a number of our auctions and began to see the results of our strategic growth initiatives, including from our local yards, and investments made in our sales teams in Texas. In International, Australia saw significant growth in GTV volume driven by a higher number of inventory packages and strong performances from a large new national auction event attributable primarily to overall improved market conditions and the lifting of border restrictions.

For the first six months of 2022, total GTV increased 11% driven by the same macro economic factors as discussed above, with higher volumes growth across all regions, despite a continued unfavourable supply environment. In Canada, GTV growth was driven by strong performances across several agricultural events, strong execution by our Canadian strategic accounts teams, higher volume from RBFS, and higher numbers of inventory packages as discussed above. In the United States, GTV volume increased primarily for the same reasons as discussed above. In addition, we saw a large dispersal of construction equipment in our Phoenix, Arizona auction and positive year-over year performance at our flagship Orlando, Florida event. In International, the increase in GTV volume was primarily driven by Australia for the same reasons as discussed above, as well as due to a new event in Corio, Victoria and two agricultural events.

Ritchie Bros.	32

Total revenue

Total revenue increased 22% to $484.5 million in the second quarter of 2022, with total service revenue increasing by 13% and inventory sales revenue increasing by 38%. Total revenue increased 21% to $878.5 million for the first six months of 2022, with total service revenue increasing by 16% and inventory sales revenue increasing by 29%.

Foreign currency fluctuation also had an unfavourable impact on our revenue primarily due to the depreciation of the Euro, the Australian dollar and the Canadian dollar relative to the U.S. dollar.

Service Revenue

Service revenue is comprised of commissions that are earned on service GTV, and fees which are earned on total GTV, as well as from our other services such as Ancillary Services, RBFS, Rouse, Mascus, RB Logistics, RB Asset Solutions and SmartEquip.

In the second quarter of 2022, total service revenue increased 13% with fees revenue increasing 22% and commissions revenue increasing 5%. Service GTV increased 7% to $1.5 billion mainly in the United States and Canada. Fees revenue increased 22% with buyer fees growing faster than the GTV increase of 10%, reflecting the increase in buyer fee rates implemented in early 2022. Fees revenue also increased due to higher RBFS revenues on higher funded volumes, and the inclusion of fees from SmartEquip since its acquisition on November 2, 2021. Commissions revenue increased 5%, slightly less than the 7% increase in service GTV, primarily driven by the non-repeat of several high performing guarantee contracts in Canada, as well as a lower commissions revenue from a higher proportion of GTV contributed by RBFS from facilitating financing arrangements.

For the first six months of 2022, total service revenue increased 16% with fees revenue increasing 24% and commissions revenue increasing 8%. Service GTV increased 10% to $2.8 billion across all regions with increases most notably in the United States and Canada. Fees revenue increased 24% with buyer fees growing faster than GTV of 11% for the same reasons as discussed above.

Commissions revenue increased 8%, slightly less than the 10% increase in service GTV for the same reasons as discussed above.

Inventory Sales Revenue

Inventory sales revenue as a percentage of total GTV increased to 11.8% from 9.4% in the second quarter of 2022 and increased to 11.1% from 9.6% in the first six months of 2022.

In the second quarter of 2022, inventory sales revenue increased 38% primarily due to higher activity in Canada. The improved year-over-year performance in Canada was driven primarily by two large inventory contracts in the transportation sector. In International, inventory sales revenue grew in Australia from higher inventory contracts sold at a large new national auction event, as well as a result of the overall improvement in market conditions and the lifting of border restrictions. In the United States, higher volume of inventory contracts contributed to higher inventory sales revenue.

For the first six months of 2022, inventory sales revenue increased 29% primarily in the United States and Canada for the same reasons as discussed above. In addition, in the United States, inventory sales revenue also grew from a large dispersal of construction equipment in our Phoenix, Arizona auction, partially offset by a lower volume of inventory contracts in our Orlando, Florida and Atlanta, Georgia events.

Underwritten Contracts

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, which include inventory and guarantee contracts increased to 21.0% in the second quarter of 2022 compared to 17.6% in the second quarter of 2021. For the first six months of 2022, our underwritten contracts were 19.2% compared to 16.3% in the prior period.

Operating Income

For the second quarter of 2022, operating income increased 3% or $2.4 million to $91.9 million, primarily due to flow through from higher revenues, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased due to higher short-term incentive expenses and share-based payments driven by strong performance. Share-based payments also increased as a result of a higher expense relating to share-based awards issued to senior executives, and higher expense from the premium-priced options and PSU’s with market conditions granted in late 2021. We saw higher wages, salaries and benefits expenses driven by higher headcount, in part due to the acquisition of SmartEquip, as well as to accelerate our growth initiatives and our

Ritchie Bros.	33

transformational journey to become a trusted global marketplace. Building, facilities and technology costs also increased mainly due to the amortization of the right-of-use asset of the Bolton property from the sale and lease back arrangement completed in the first quarter of 2022, as well as higher costs as we shift to cloud-based solutions to improve customer experiences. In addition, we saw higher travel, advertising and promotion costs from increased activity in global travel as well as inflation, and higher marketing expenses to promote new initiatives. Professional fees also increased, primarily driven by our investment in new modern architecture to support our future marketplace and services strategy. Inflation also resulted in higher personnel and travel costs.

For the first six months of 2022, operating income increased 142% due to the inclusion of a gain of $169.1 million on property, plant and equipment from the sale of the Bolton property in the first quarter of 2022. Operating income increased 16%, when excluding the impact of the gain, primarily due to flow through from higher revenue, partially offset by higher selling, general and administrative expenses mainly due the same reasons as discussed above.

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

For the second quarter of 2022, income tax expense increased 3% to $21.6 million and our effective tax rate increased 310 bps to 28.8% as compared to the second quarter of 2021. For the first six months of 2022, income tax expense increased 96.3% to $57.9 million and our effective tax rate decreased 490 bps to 20.0% as compared to the first six months of 2021.

The increase in the effective tax rate for the second quarter of 2022 compared to the second quarter of 2021 was primarily due to higher return to provision adjustments and higher income taxes related to tax uncertainties. Partially offsetting this increase was a lower estimate of non-deductible expenses.

The decrease in the effective tax rate for the first six months of 2022 compared to the first six months of 2021 was primarily due to the non-taxable gain portion on the sale of the Bolton property. Partially offsetting this decrease was a higher estimate of income taxed in jurisdictions with higher tax rates and a lower tax deduction for PSU and RSU share unit expenses that exceeded the related compensation expense.

Net income

In the second quarter of 2022, net income attributable to stockholders decreased 12% to $53.4 million primarily due to higher interest expense, which included the loss on redemption of the 2021 Notes and certain related interest expense incurred in the quarter in connection with the discontinued Euro Auctions acquisition. For the first six months of 2022, net income attributable to stockholders increased 160% to $231.5 million, primarily due to the gain of $169.1 million on property, plant and equipment from the sale of the Bolton property recognized in the first quarter of 2022, as well as higher operating income, offset by higher interest expense incurred on our 2021 Notes.

Diluted EPS

Diluted EPS attributable to stockholders decreased 13% to $0.48 per share for the second quarter of 2022 and increased 159% to $2.07 per share for the first six months of 2022, in line with net income.

Ritchie Bros.	34

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
			2022 over
Value of one local currency to U.S. dollar	2022	2021	2021
Period-end exchange rate - June 30,
Canadian dollar	0.7768	0.8067	(4)%
Euro	1.0477	1.1857	(12)%
Australian dollar	0.6898	0.7499	(8)%

Average exchange rate - Three months ended June 30,
Canadian dollar	0.7836	0.8139	(4)%
Euro	1.0658	1.2046	(12)%
Australian dollar	0.7151	0.7698	(7)%

Average exchange rate - Six months ended June 30,
Canadian dollar	0.7864	0.8139	(3)%
Euro	1.0941	1.2046	(9)%
Australian dollar	0.7194	0.7698	(7)%

For the second quarter of 2022, foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were primarily due to the fluctuations in the Euro, Australian dollar and Canadian dollar exchange rates relative to the U.S. dollar.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of adjusting items which are after-tax effects of significant recurring and non-recurring items that we do not consider to be part of our normal operating results.

Non-GAAP adjusted net income attributed to stockholders increased 11% to $83.1 million in the second quarter of 2022 and increased 21% to $134.0 million for the first six months of 2022.

Non-GAAP diluted Adjusted EPS attributable to stockholders increased 10% to $0.74 per share in the second quarter of 2022 and increased 21% to $1.20 per share for the first six months of 2022.

Non-GAAP adjusted EBITDA increased 11% to $136.2 million in the second quarter of 2022 and increased 23% to $241.1 million for the first six months of 2022.

Debt at the end of the second quarter of 2022 represented 2.2 times net income as at and for the 12 months ended June 30, 2022, compared to debt at the second quarter of 2021, which represented 3.7 times net income as at and for the 12 months ended June 30, 2021. The non-GAAP adjusted net debt/non-GAAP adjusted EBITDA was 0.7 times as at and for the 12 months ended June 30, 2022, compared to 0.9 times as at and for the 12 months ended June 30, 2021.

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

	Three months ended June 30, 2022			Six months ended June 30, 2022
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue:
Commissions	$136,403	$—	$136,403	$252,778	$—	$252,778
Fees	98,588	51,511	150,099	183,217	95,368	278,585
Total service revenue	234,991	51,511	286,502	435,995	95,368	531,363
Inventory sales revenue	198,044	—	198,044	347,104	—	347,104
Total revenue	$433,035	$51,511	$484,546	$783,099	$95,368	$878,467
Ancillary and logistical service expenses	—	13,446	13,446	—	24,201	24,201
Other costs of services	28,985	2,608	31,593	54,559	5,294	59,853
Cost of inventory sold	176,171	—	176,171	307,753	—	307,753
Selling, general and administrative	125,535	18,742	144,277	234,346	36,537	270,883
Segment profit	$102,344	$16,715	$119,059	$186,441	$29,336	$215,777

	Three months ended June 30, 2021			Six months ended June 30, 2021
(in U.S $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue:
Commissions	$129,334	$—	$129,334	$233,309	$—	$233,309
Fees	83,334	40,080	123,414	151,430	74,039	225,469
Total service revenue	212,668	40,080	252,748	384,739	74,039	458,778
Inventory sales revenue	143,613	—	143,613	269,138	—	269,138
Total revenue	$356,281	$40,080	$396,361	$653,877	$74,039	$727,916
Ancillary and logistical service expenses	—	14,819	14,819	—	27,088	27,088
Other costs of services	25,176	1,306	26,482	49,480	2,599	52,079
Cost of inventory sold	131,023	—	131,023	241,770	—	241,770
Selling, general and administrative	99,215	10,345	109,560	201,996	21,803	223,799
Segment profit	$100,867	$13,610	$114,477	$160,631	$22,549	$183,180

Ritchie Bros.	36

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
			2022 over				2022 over
(in U.S. $000's, except percentages)	2022	2021	2021		2022	2021	2021
Service revenue:
Commissions	$136,403	$129,334	5%		252,778	233,309	8%
Fees	98,588	83,334	18%		183,217	151,430	21%
Total service revenue	234,991	212,668	10%		$435,995	$384,739	13%
Inventory sales revenue	198,044	143,613	38%		347,104	269,138	29%
Total revenue	$433,035	$356,281	22%		783,099	653,877	20%
A&M service revenue as a % of total A&M revenue	54.3%	59.7%	(540)	bps	55.7%	58.8%	(310)	bps
Inventory sales revenue as a % of total A&M revenue	45.7%	40.3%	540	bps	44.3%	41.2%	310	bps
Costs of services	28,985	25,176	15%		54,559	49,480	10%
Cost of inventory sold	176,171	131,023	34%		307,753	241,770	27%
Selling, general and administrative	125,535	99,215	27%		234,346	201,996	16%
A&M segment expenses	$330,691	$255,414	29%		$596,658	$493,246	21%
Cost of inventory sold as a % of A&M expenses	53.3%	51.3%	200	bps	51.6%	49.0%	260	bps
A&M segment profit	$102,344	$100,867	1%		$186,441	$160,631	16%
Total GTV	1,684,276	1,527,642	10%		3,123,381	2,802,182	11%
A&M service revenue as a % of total GTV- Rate	14.0%	13.9%	10	bps	14.0%	13.7%	30	bps

Gross Transaction Value

In response to COVID-19, in March 2020, we transitioned all our traditional onsite auctions to online bidding utilizing our existing online bidding technology and simultaneously ceased almost all public attendance at our live auction theaters. Our core online auction channels (IronPlanet.com, GovPlanet.com, Marketplace-E) continued to operate as usual. In 2022, we began to return to live in-person onsite bidding at some of our auction events, offering both onsite and online bidding.

To facilitate the auction process, we have continued to enable equipment drop off at our physical yards, with buyers able to conduct inspections pre-auction and collect equipment post auction. In addition, we balanced Timed Auctioned Lots (“TAL”) solutions for selected industrial and on-the-farm agriculture events.

We believe it is meaningful to consider revenue in relation to GTV. Total GTV and Service GTV by geographical regions, as well as GTV by sector, are presented below for the comparative reporting period.

GTV by Geography

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Total GTV by Geography
United States	$803,604	$740,826	8%	$1,723,456	$1,622,479	6%
Canada	626,389	551,075	14%	936,157	761,687	23%
International	254,283	235,741	8%	463,768	418,016	11%
Total GTV	1,684,276	1,527,642	10%	3,123,381	2,802,182	11%

Service GTV by Geography
United States	736,268	686,973	7%	1,567,428	1,502,289	4%
Canada	586,945	543,147	8%	887,648	744,044	19%
International	163,019	153,909	6%	321,201	286,711	12%
Total Service GTV[1]	1,486,232	1,384,029	7%	2,776,277	2,533,044	10%

Ritchie Bros.	37

GTV by Sector

The following pie charts illustrate the breakdown of total GTV by sector for the second quarter of 2022 compared to the second quarter of 2021.

The construction sector includes heavy equipment such as trucks, excavators, cranes and dozers. The transportation sector includes vehicles, buses, trailers and trucks that are used for transport. The other sector primarily includes equipment sold in the agricultural, forestry and energy industries.

In the second quarter of 2022, total GTV mix compared to the second quarter of 2021 increased by 6 percentage points in the transportation sector driven by large inventory contracts in Canada, primarily offset by a 5 percentage points decrease in the construction sector.

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

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Bids per lot sold *	28	27	4%	28	28	—%
Total lots sold *	144,167	148,206	(3)%	249,934	263,035	(5)%

* Management reviews industrial equipment auction metrics excluding GovPlanet; as a result, GovPlanet business metrics are excluded from these metrics

The total number of bids per lot sold increased 4% to 28 in the second quarter of 2022 compared to the second quarter of 2021 and remained flat for the first six months of 2022, reflecting continued strong demand for used equipment from buyers in a tight supply market.

The total lots sold decreased 3% to 144,167 in the second quarter of 2022 primarily impacted by the tight supply market, the shift to a lower proportion of small value lots sold across all regions, as well as reduction in lot counts, partially offset by higher average selling prices. For the first six months of 2022, the total lots sold decreased 5% to 249,934, primarily for the same reasons as discussed above.

Ritchie Bros.	38

A&M revenue

Total A&M revenue increased 22% to $433.0 million in the second quarter of 2022.

A&M revenue by geographical region are presented below:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2022	2021	2022 over 2021	2022	2021	2022 over 2021
A&M Revenue by Geography
United States
Service revenue	$127,318	$112,183	13%	$266,188	$236,388	13%
Inventory sales revenue	67,337	53,853	25%	156,028	120,190	30%
A&M revenue - United States	194,655	166,036	17%	422,216	356,578	18%
Canada
Service revenue	80,702	76,021	6%	119,517	104,080	15%
Inventory sales revenue	39,444	7,928	398%	48,509	17,643	175%
A&M revenue - Canada	120,146	83,949	43%	168,026	121,723	38%
International
Service revenue	26,971	24,464	10%	50,290	44,271	14%
Inventory sales revenue	91,263	81,832	12%	142,567	131,305	9%
A&M revenue - International	118,234	106,296	11%	192,857	175,576	10%
Total
Service revenue	234,991	212,668	10%	435,995	384,739	13%
Inventory sales revenue	198,044	143,613	38%	347,104	269,138	29%
Total A&M revenue	433,035	356,281	22%	783,099	653,877	20%

United States

In the second quarter of 2022, service revenue increased 13% partially due to the 7% increase in service GTV. The remaining increase was primarily due to higher buyer fee rates implemented in early 2022. In addition, we saw positive rate performances in our straight commission contracts from a lower proportion of GTV sourced from strategic accounts. These increases were partially offset by lower buyer fees on a lower proportion of small value lots.

For the first six months of 2022, service revenue increased 13% while Service GTV increased 4% primarily for the same reasons as discussed above. In addition, we saw lower fees associated with online inspections driven by lower online lot counts.

In the second quarter of 2022, inventory sales revenue increased 25% primarily due to higher volume of inventory contracts, including higher volumes sold through our GovPlanet business as a result of the new non-rolling and rolling stock contracts effective June 1, 2021. For the first six months of 2022, inventory sales revenue increased 30% primarily due to a large dispersal of construction equipment in our Phoenix, Arizona auction, as well as for the same reasons as discussed earlier. These increases were partially offset by a lower volume of inventory contracts in Orlando, Florida and Atlanta, Georgia auctions.

Canada

In the second quarter of 2022, service revenue increased 6%, slightly less than the 8% increase in Service GTV primarily driven by the non-repeat of several high performing guarantee contracts in the prior year, as well as lower commissions from a higher proportion of GTV contributed by RBFS. These were partially offset by an increase in fees from the higher buyer fee rates implemented in early 2022.

For the first six months of 2022, service revenue increased 15% while Service GTV increased 19%. Service revenue growth was lower than the increase in Service GTV primarily for the same reasons as discussed above.

In the second quarter of 2022, inventory sales revenue increased 398% primarily driven by two large inventory contracts in the transportation sector.

For the first six months of 2022, inventory sales revenue increased 175% primarily for the same reason.

Ritchie Bros.	39

International

In the second quarter of 2022, service revenue increased 10% partially due to the 6% increase in Service GTV. The remaining increase was due to higher buyer fees in Australia arising from a favourable mix of contracts resulting in net higher buyer fees rate.

For the first six months of 2022, service revenue increased 14% primarily due to the 12% increase in Service GTV for the same reason as discussed above.

In the second quarter of 2022, inventory sales revenue increased 12%, mainly in Australia driven by a higher number of inventory contracts sold at a large new national auction event, as well as from the overall improvement in market conditions and the lifting of border restrictions.

For the first six months of 2022, inventory sales revenue increased 9% primarily driven by growth in Australia as discussed above, combined with the addition of one new event and two agricultural events.

Costs of services

A&M costs of services increased 15% to $29.0 million in the second quarter of 2022 compared to the second quarter of 2021 in line with total GTV increase of 10%. In addition, we incurred additional fees paid to third parties in connection with profit sharing arrangements on inventory packages.

For the first six months of 2022, A&M costs of services increased 10% to $54.6 million, in line with total GTV increase of 11% and for the same reason as discussed above. We also incurred higher building, facilities and technology expenses to support our flagship Orlando event, which returned to live in-person onsite bidding.

Cost of inventory sold

A&M cost of inventory sold increased 34% to $176.2 million in the second quarter of 2022 compared to the second quarter of 2021 primarily in line with 38% increase in inventory sales revenue. Cost of inventory sold increased at a lower rate than the increase in inventory sales revenue, indicating an increase in the revenue rates, primarily in Canada.

For the first six months of 2022, A&M cost of inventory sold increased 27% to $307.8 million primarily in line with the 29% increase in inventory sales revenue.

Selling, general and administrative

A&M selling, general and administrative increased 27% to $125.5 million in the second quarter of 2022 compared to the second quarter of 2021. This increase was primarily due to higher short-term incentive expenses and higher share-based payments driven by strong performance. Share-based payments also increased as a result of a higher expense relating to share-based awards issued to senior executives, and higher expense from the premium-priced options and PSU’s with market conditions granted in late 2021. Building, facilities and technology costs also increased mainly due to the amortization of the right-of-use asset of the Bolton property from the sale and lease back arrangement completed in the first quarter of 2022, as well as higher costs as we shift to cloud-based solutions to improve customer experiences. In addition, we saw higher wages, salaries and benefits expenses, as well as higher headcount to accelerate our growth initiatives and our transformational journey to become a trusted global marketplace. We also saw higher travel, advertising and promotion costs from increased activity in global travel, and higher marketing expenses to promote new initiatives. Inflation has also driven higher personnel and travel costs. Professional fees also increased primarily driven by our investment in new modern architecture to support our future marketplace and services strategy. These increases were partially offset by a favourable impact of foreign exchange.

For the first six months of 2022, A&M selling, general and administrative increased 16% to $234.3 million primarily due to higher building, facilities and technology costs, higher share-based payments, higher professional fees, higher wages, salaries and benefits expenses and travel, advertising and promotion for the same reasons as discussed above.

Ritchie Bros.	40

Other Services Segment

Results of Other Services segment operations are presented below for the comparative reporting periods.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Service revenue	$51,511	$40,080	29%	$95,368	$74,039	29%
Ancillary and logistical service expenses	13,446	14,819	(9)%	24,201	27,088	(11)%
Other costs of services	2,608	1,306	100%	5,294	2,599	104%
Selling, general and administrative	18,742	10,345	81%	36,537	21,803	68%
Other services profit	$16,715	$13,610	23%	$29,336	$22,549	30%

In the second quarter of 2022, Other Services revenue increased 29% to $51.5 million primarily due to higher RBFS revenues of $8.1 million, and $5.0 million of second full quarter revenue recognized since the acquisition of SmartEquip on November 2, 2021. These increases were partially offset by lower ancillary revenue of $1.4 million driven by lower fees earned on redeployment of assets in the United States.

In the first six months of 2022, Other Services revenue increased 29% to $95.4 million due to higher RBFS revenues of $14.6 million and $9.7 million of revenue from SmartEquip. These increases were partially offset by lower ancillary revenue of $2.2 million.

Ancillary and logistical service expenses decreased 9% to $13.4 million in the second quarter of 2022 and decreased 11% to $24.2 million in the first six months of 2022, in line with lower ancillary revenue. Other costs of services increased 100% to $2.6 million in the second quarter of 2022 and increased 104% to $5.3 million in the first six months of 2022 mainly due to the inclusion of SmartEquip since its acquisition on November 2, 2021. Selling, general and administrative increased 81% to $18.7 million in the second quarter of 2022 and increased 68% to $36.5 million in the first six months of 2022, primarily in wages, salaries and benefits expenses due to the growth in our RBFS business, the inclusion of SmartEquip and higher headcount in Rouse to support our growth initiatives.

RBFS revenue increased 69% in the second quarter of 2022 and increased 70% in the first six months of 2022, driven by higher funded volumes and improved rate on fees earned from facilitating financing arrangements. In the second quarter of 2022, our funded volume, which represents the amount of lending brokered by RBFS, increased 51% to $298.0 million, and increased 57% when excluding the impact of foreign exchange. In the first six months of 2022, our funded volume increased 55% to $531.6 million, and increased 58% when excluding the impact of foreign exchange.

In the second quarter of 2022, Other Services profit increased 23% to $16.7 million mainly driven by RBFS. In the first six months of 2022, Other Services profit increased 30% to $29.3 million also driven by RBFS.

Additionally, in the first quarter of 2021, we launched a business version of our IMS, which offers our customers end-to-end asset management and disposition services, data analytics, dashboards, branded e-commerce sites and multiple external sales channels to help our customers achieve optimal returns. We continue to grow the number of organizations activated on IMS. During the second quarter of 2022, the number of organizations activated on our IMS increased by 50% compared to the first quarter of 2022.

As we evolve to a marketplace, we also facilitate retail and peer-to-peer auction events and equipment sale transactions via our online technology in exchange for hosting fees. During the second quarter of 2022, customers that used this service disposed of $31.9 million of assets, which is a decrease of 12% from the second quarter of 2021 primarily driven by an unfavourable supply environment. For the first six months of 2022, this service facilitated transactions of $68.3 million, a 14% decrease as compared to the prior year for the same reason mentioned above.

Ritchie Bros.	41

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities, which we renewed on September 21, 2021.

We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. Our material short-term cash requirements include (i) inventory purchases, (ii) capital expenditures for intangible assets and property, plant and equipment (iii) payment of quarterly dividends on an as-declared basis, (iv) settlement of contracts with consignors and other suppliers, (v) personnel expenditures, with a majority of bonuses paid annually in the first quarter following each fiscal period, (vi) income tax payments, primarily paid in quarterly installments, (vii) lease payments, and (viii) principal payments on short-term and current portions of long-term debt, and (ix) interest payments related to our current debt obligations. We also have inventory purchase commitments, related to our GovPlanet business, which is described in Note 26 of our consolidated financial statements.

During the first quarter of 2022, we completed the sale and leaseback of the Bolton property for a total sale consideration and net proceeds of approximately $165.0 million. The proceeds from the sale were used to repay our revolving credit facilities. We have also leased back the Bolton property while we complete the acquisition and development of a replacement property and auction site located in Amaranth, Ontario over the next two to three years. We intend to fund the material cash requirement for the acquisition and development of the Amaranth property from cash flows from ongoing operations.

During the second quarter of 2022, as a result of the Company’s decision to discontinue the phase 2 review by the United Kingdom’s Competition and Markets Authority (“CMA”), the Company redeemed all of the 2021 Notes, which were held in escrow, at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest. As such, on May 4, 2022, the Company paid net proceeds of approximately $931 million to its bondholders.

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

We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, share repurchases, our net capital spending1, and voluntary repayments of debt. We believe our principal sources of liquidity, which include cash flow from operations, our current unused capacity under our revolving credit facilities of $683 million, is sufficient to fund our current operating activities and future growth strategies.

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

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	42

Cash flows

	Six months ended June 30,
			% Change

(in U.S. $000's, except percentages)	2022	2021	2022 over 2021
Cash provided by (used in):
Operating activities	$198,026	$211,381	(6)%
Investing activities	140,278	(23,303)	(702)%
Financing activities	(1,156,323)	(50,861)	2,173%
Effect of changes in foreign currency rates	(12,773)	(1,389)	820%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(830,792)	$135,828	(712)%

Net cash provided by operating activities decreased $13.4 million in the first six months of 2022, mainly due to lower cash inflows from the change in operating assets and liabilities. This change arose primarily due to the timing, size and number of auctions. We also saw a net higher outflow from inventory, with an increase in purchases in the United States partially offset by higher sales in International mainly in Australia, as well as an increase in advances paid against auction contracts for several consignment contracts in Europe, which are expected to be sold in the third quarter of 2022. These outflows were offset by cash inflows from income taxes for the accrual of the taxable gain portion on the sale of our Bolton property made in the first quarter of 2022, and lower-income tax payments as a result of timing of instalments. We also saw a positive net cash flow impact from prepaying in the fourth quarter of 2021 and the first quarter of 2022 interest on the 2021 Notes held in escrow and from lower bonus payments.

Net cash provided by investing activities increased $163.6 million in the first six months of 2022. This increase was primarily due to the sale of our Bolton property for total net cash proceeds of approximately $165.0 million.

Net cash used in financing activities increased $1.1 billion in the first six months of 2022, primarily due to the $931 million repayment of long-term debt as a result of the redemption of our 2021 Notes on May 4, 2022. We also made a $164.0 million repayment of debt on our long-term revolving credit facilities from the proceeds from the sale of the Bolton property in the first quarter of 2022. In addition, we also saw lower proceeds of $7.8 million from the exercise of stock options and higher dividends of $6.8 million paid to our shareholders compared to the comparative period in 2021. Partially offsetting these changes were a $15.4 million increase in draws on our short-term debt and a decrease of $5.4 million in withholding tax payments on the issuance of shares.

Dividend information

We declared a dividend of $0.25 per common share for each of the quarter ended June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022. We have declared, but not yet paid, a dividend of $0.27 per common share for the quarter ended June 30, 2022. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Return on average invested capital

Our return on average invested capital is calculated as net income attributable to stockholders divided by our average invested capital. We calculate average invested capital over a trailing 12-month period by adding the average long-term debt over that period to the average stockholders’ equity over that period.

Return on average invested capital increased 500 bps to 16.4% for the 12-month period ending June 30, 2022 from 11.4% for the 12-month period ending June 30, 2021. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period, mainly driven by the gain from the sale of the Bolton property. This increase was offset by a higher average invested capital over the comparative period as a result of the senior notes issued into escrow on December 21, 2021. Return on invested capital (“ROIC”) excluding escrowed debt (non-GAAP measure) decreased 60 bps to 13.4% during the 12 months ended June 30, 2022 compared to 14.0% in 2021, primarily due to the inclusion of the gain on the Bolton property in the non-GAAP adjusted average invested capital.

Credit facilities

We have a credit agreement which is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”, together with the Revolving Facilities, the “Facilities”). The credit agreement was most recently amended in September 2021, which, among other things (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1.045 billion,

Ritchie Bros.	43

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

Immediately prior to the amendment, the aggregate principal amount outstanding under the DDTL Facility was $90.0 million ($118.9 million CAD). In connection with the amendment, the Company refinanced that amount with the proceeds from a borrowing under the DDTL Facility. There are no mandatory principal repayments of borrowings under the DDTL Facility until the earlier of when the remaining $205.0 million is drawn or third quarter of 2022. The Company did not draw on the remaining $205,000,000 before it expired on June 28, 2022 and, therefore, mandatory principal repayments will begin in the third quarter of 2022. Once principal payments become mandatory, they are subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity.

Credit facilities at June 30, 2022 and December 31, 2021 were as follows:

(in U.S. $000's, except percentages)	June 30, 2022	December 31, 2021	% Change
Committed
DDTL Facility	$92,349	$298,284	(69)%
Revolving credit facilities	750,000	750,000	—%
Uncommitted
Revolving credit facilities	10,000	10,000	—%
Total credit facilities	$852,349	$1,058,284	(19)%
Unused
DDTL Facility	$—	$205,000	(100)%
Revolving credit facilities	683,459	525,581	30%
Total credit facilities unused	$683,459	$730,581	(6)%

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at June 30, 2022.

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

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience and related circumstances. As at June 30, 2022, other than the estimates in accounting for the sale and leaseback transaction related to the sale of our Bolton property in the first quarter of 2022, as described below, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Effective October 1, 2021, we early adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update primarily addresses the accounting for contract assets and contract liabilities from revenue contracts with customers acquired in a business combination. An entity that early adopts in an interim period should apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (ii) prospectively to all business combinations that occur on or after the date of initial application. We have applied the amendments to the SmartEquip acquisition, which was completed on November 2, 2021.

Significant items subject to estimates and judgements during the six month period ended June 30, 2022 were made in accounting for the completed sale and leaseback transaction of our Bolton property. We determined the following estimates in calculating the gain on

Ritchie Bros.	44

sale: the present value of market rental payments of the Bolton property sold, the expected lease term in the leaseback arrangement and our incremental borrowing rate based on information available at the commencement date of the lease.

For a discussion of our new and amended accounting standards, refer to Note 2(b) of the Consolidated Financial Statements, Significant Accounting Policies.

Non-GAAP Measures

We reference various non-GAAP measures throughout this Quarterly Report on Form 10-Q. These measures do not have a standardized meaning and are, therefore, unlikely to be comparable to similar measures presented by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with US GAAP. Non-GAAP financial measures included in this Quarterly Report on Form 10-Q are labeled as “non-GAAP measure”.

Non-GAAP Adjusted Operating Income Reconciliation

We believe that non-GAAP adjusted operating income provides useful information about the growth or decline of our operating income for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results.

Non-GAAP adjusted operating income eliminates the financial impact of adjusting items from operating income, which are significant recurring and non-recurring items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related costs, amortization of acquired intangible assets, management reorganization costs, and certain other items, which we refer to as “adjusting items”.

In 2021, we updated the calculation of non-GAAP adjusted operating income to add-back share-based payments expense, all acquisition-related costs (including any share based continuing employment costs recognized in acquisition-related costs), amortization of acquired intangible assets, and gain or loss on disposition of property, plant and equipment. We have also adjusted for certain non-recurring advisory, legal and restructuring costs. These adjustments have been applied retrospectively to all periods presented, as applicable.

The following table reconciles non-GAAP adjusted operating income to operating income, which is the most directly comparable GAAP measure in our consolidated financial statements.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. $000's, except percentages)	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Operating income	$91,867	$89,517	3%	$324,707	$134,019	142%
Share-based payments expense	13,640	7,540	81%	19,026	11,318	68%
Acquisition-related costs	3,399	3,049	11%	13,036	5,971	118%
Amortization of acquired intangible assets	8,426	6,802	24%	16,958	13,443	26%
Gain on disposition of property, plant and equipment and related costs	1,153	(175)	(759)%	(168,667)	(243)	69,310%
Non-recurring advisory, legal and restructuring costs	1,094	240	356%	3,379	240	1,308%
Non-GAAP adjusted operating income	$119,579	$106,973	12%	$208,439	$164,748	27%
(1)	Please refer to pages 51-53 for a summary of adjusting items during the three and six months ended June 30, 2022 and June 30, 2021.
(2)	Non-GAAP adjusted operating income represents operating income excluding the effects of adjusting items.

Ritchie Bros.	45

Non-GAAP Adjusted Net Income Attributable to Stockholders and Non-GAAP Diluted Adjusted EPS Attributable to Stockholders Reconciliation

We believe that non-GAAP adjusted net income attributable to stockholders provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Non-GAAP diluted Adjusted EPS attributable to stockholders eliminates the financial impact of adjusting items from net income attributable to stockholders which are after-tax effects of significant non-recurring or recurring items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related costs, amortization of acquired intangible assets, management reorganization costs, and certain other items, which we refer to as “adjusting items”.

In 2021, we updated the calculation of non-GAAP diluted adjusted EPS attributable to stockholders to add-back certain adjustments that have been applied retrospectively to all periods presented, as applicable (refer to non-GAAP adjusted operating income reconciliation above).

The following table reconciles non-GAAP adjusted net income attributable to stockholders and non-GAAP diluted adjusted EPS attributable to stockholders to net income attributable to stockholders and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements.

(in U.S. $000's, except share and per share data, and percentages)	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Net income attributable to stockholders	$53,365	$60,749	(12)%	$231,459	$88,937	160%
Share-based payments expense	13,640	7,540	81%	19,026	11,318	68%
Acquisition-related costs	3,399	3,049	11%	13,036	5,971	118%
Amortization of acquired intangible assets	8,426	6,802	24%	16,958	13,443	26%
Gain on disposition of property, plant and equipment and related costs	1,153	(175)	(759)%	(168,667)	(243)	69,310%
Loss on redemption of the 2021 Notes and certain related interest expense	9,664	—	100%	9,664	—	100%
Change in fair value of derivatives	—	—	—%	(1,263)	—	(100)%
Non-recurring advisory, legal and restructuring costs	1,094	240	356%	3,379	240	1,308%
Related tax effects of the above	(7,669)	(3,660)	110%	10,443	(9,126)	(214)%
Non-GAAP adjusted net income attributable to stockholders	$83,072	$74,545	11%	$134,035	$110,540	21%
Weighted average number of dilutive shares outstanding	111,705,102	111,334,184	0%	111,681,644	111,302,711	0%

Diluted earnings per share attributable to stockholders	$0.48	$0.55	(13)%	$2.07	$0.80	159%
Non-GAAP diluted adjusted EPS attributable to stockholders	$0.74	$0.67	10%	$1.20	$0.99	21%
(1)	Please refer to pages 51-53 for a summary of adjusting items during the three and six months ended June 30, 2022 and June 30, 2021.
(2)	Non-GAAP adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Non-GAAP diluted adjusted EPS attributable to stockholders is calculated by dividing non-GAAP adjusted net income attributable to stockholders, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Ritchie Bros.	46

Non-GAAP Adjusted EBITDA

We believe non-GAAP adjusted EBITDA provides useful information about the growth or decline of our net income when compared between different financial periods. We use non-GAAP adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period.

In 2021, we updated the calculation of non-GAAP adjusted EBITDA to add-back certain adjustments which have been applied retrospectively to all periods presented, as applicable (refer to non-GAAP adjusted operating income reconciliation above).

The following table reconciles non-GAAP adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
			2022 over			2022 over
(in U.S. $000's, except percentages)	2022	2021	2021	2022	2021	2021
Net income	$53,411	$60,781	(12)%	$231,512	$88,920	160%
Add: depreciation and amortization	24,298	21,935	11%	48,523	43,005	13%
Add: interest expense	18,463	8,867	108%	39,149	17,813	120%
Less: interest income	(871)	(332)	162%	(1,415)	(634)	123%
Add: income tax expense	21,632	21,065	3%	57,867	29,484	96%
EBITDA	116,933	112,316	4%	375,636	178,588	110%
Share-based payments expense	13,640	7,540	81%	19,026	11,318	68%
Acquisition-related costs	3,399	3,049	11%	13,036	5,971	118%
Gain on disposition of property, plant and equipment and related costs	1,153	(175)	(759)%	(168,667)	(243)	69,310%
Change in fair value of derivatives	—	—	—%	(1,263)	—	(100)%
Non-recurring advisory, legal and restructuring costs	1,094	240	356%	3,379	240	1,308%
Non-GAAP adjusted EBITDA	$136,219	$122,970	11%	$241,147	$195,874	23%
(1)	Please refer to pages 51-53 for a summary of adjusting items during the three and six months ended June 30, 2022 and June 30, 2021.
(2)	Non-GAAP adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, and excluding the effects of any non-recurring or unusual adjusting items.

Ritchie Bros.	47

Non-GAAP Adjusted Net Debt and Non-GAAP Adjusted Net Debt/Non-GAAP Adjusted EBITDA Reconciliation

We believe that comparing non-GAAP adjusted net debt/non-GAAP adjusted EBITDA on a trailing 12-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are noted under “Liquidity and Capital Resources”.

The following table reconciles non-GAAP adjusted net debt to debt, non-GAAP adjusted EBITDA to net income, and non-GAAP adjusted net debt/ non-GAAP adjusted EBITDA to debt/ net income, respectively, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	As at and for the 12 months ended June 30,
					% Change
(in U.S. $millions, except percentages)	2022		2021		2022 over 2021
Short-term debt	$8.6		$35.2		(76)%
Long-term debt	644.4		636.5		1%
Debt	653.0		671.7		(3)%
Less: cash and cash equivalents	(367.3)		(301.8)		22%
Non-GAAP adjusted net debt	285.7		369.9		(23)%
Net income	$294.4		$183.3		61%
Add: depreciation and amortization	93.4		80.8		16%
Add: interest expense	58.3		35.3		65%
Less: interest income	(2.2)		(1.7)		29%
Add: income tax expense	81.8		61.7		33%
EBITDA	525.7		359.4		46%
Share-based payments expense	30.8		24.4		26%
Acquisition-related costs	37.3		12.0		211%
Gain on disposition of property, plant and equipment and related costs	(169.9)		(0.5)		33,880%
Change in fair value of derivatives	—		—		—%
Non-recurring advisory, legal and restructuring costs	6.6		4.2		57%
Non-GAAP adjusted EBITDA	$430.5		$399.5		8%
Debt/net income	2.2	x	3.7	x	(41)%
Non-GAAP adjusted net debt/non-GAAP adjusted EBITDA	0.7	x	0.9	x	(22)%
(1)	Please refer to pages 51-53 for a summary of adjusting items during the trailing 12-months ended June 30, 2022 and June 30, 2021.
(2)	Non-GAAP adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, gain/ loss on disposition of property, plant and equipment, terminated and ongoing transaction costs, and excluding the effects of any non-recurring or unusual adjusting items.
(3)	Non-GAAP adjusted net debt is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Non-GAAP adjusted net debt/Non-GAAP adjusted EBITDA is calculated by dividing non-GAAP adjusted net debt by non-GAAP adjusted EBITDA.

Ritchie Bros.	48

Operating Free Cash Flow (“OFCF”) Reconciliation

We believe OFCF, when compared on a trailing 12-month basis to different financial periods, provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes OFCF as a performance metric. OFCF is also an element of the performance criteria for certain annual short-term and long-term incentive awards.

The following table reconciles OFCF to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	12 months ended June 30,
			% Change
(in U.S. $ millions, except percentages)	2022	2021	2022 over 2021
Cash provided by operating activities	$304.2	$270.9	12%
Property, plant and equipment additions	9.7	12.7	(24)%
Intangible asset additions	32.0	33.0	(3)%
Proceeds on disposition of property plant and equipment	(166.7)	(0.6)	27,683%
Net capital spending	$(125.0)	$45.1	(377)%
OFCF	$429.2	$225.8	90%
(1)	OFCF is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	49

Non-GAAP Adjusted Net Income Attributable to Stockholders and ROIC Reconciliation

We believe that comparing ROIC on a trailing 12-month basis for different financial periods, provides useful information about the after-tax return generated by our investments.

In 2021, we updated the calculation of non-GAAP adjusted net income attributable to stockholders to add-back certain adjustments that have been applied retrospectively to all periods presented, as applicable (refer to non-GAAP adjusted operating income reconciliation above).

The following table reconciles non-GAAP adjusted net income attributable to stockholders and ROIC to net income attributable to stockholders and return on average invested capital which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the 12 months ended June 30,
			% Change
(in U.S. $millions, except percentages)	2022	2021	2022 over 2021
Net income attributable to stockholders	$294.4	$183.2	61%
Share-based payments expense	30.8	24.4	26%
Acquisition-related costs	37.3	12.0	211%
Amortization of acquired intangible assets	31.5	24.1	31%
Gain on disposition of property, plant and equipment and related costs	(169.9)	(0.5)	33,880%
Loss on redemption of the 2021 Notes and certain related interest expense	9.7	—	100%
Non-recurring advisory, legal and restructuring costs	6.6	4.2	57%
Related tax effects of the above	(0.8)	(23.3)	(97)%
Change in uncertain tax provision - tax effect	—	1.5	(100)%
Non-GAAP adjusted net income attributable to stockholders	$239.6	$225.6	6%
Long-term debt - opening balance	$636.5	$632.0	1%
Long-term debt - ending balance	644.4	636.5	1%
Non-GAAP adjusted ending long-term debt	644.4	636.5	1%
Average long-term debt	640.5	634.3	1%
Non-GAAP adjusted average long-term debt	640.5	634.3	1
Stockholders' equity - opening balance	$1,056.3	$899.1	17%
Stockholders' equity - ending balance	1,244.1	1,056.3	18%
Average stockholders' equity	1,150.2	977.7	18%
Average invested capital	$1,790.8	$1,612.0	11%

Return on average invested capital	16.4%	11.4%	500	bps
Non-GAAP ROIC	13.4%	14.0%	(60)	bps
Non-GAAP ROIC excluding escrowed debt	13.4%	14.0%	(60)	bps
(1)	Please refer to pages 51-53 for a summary of adjusting items during the trailing 12-months ended June 30, 2022 and June 30, 2021.
(2)	Return on average invested capital is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average long-term debt and average stockholders’ equity over a trailing 12-month period.
(3)	ROIC is calculated as non-GAAP adjusted net income attributable to stockholders divided by average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	50

Adjusting Items Non-GAAP Measures

In 2021, we began adjusting for share-based payment expenses, amortization of acquired intangible assets and all gains or losses on disposition of property, plant and equipment, which we did not consider to be part of our normal operating results. These adjustments in 2021 have been applied retrospectively to all periods presented.

Adjusting items during the trailing 12-months ended June 30, 2022 were:

Recognized in the second quarter of 2022

●	$13.6 million share based payments expense.
●	$3.4 million of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$8.4 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$1.2 million gain on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, and $0.1 million gain on disposition of property, plant and equipment in the quarter.
●	$9.7 million loss on redemption of the 2021 Notes and certain related interest expense includes (a) $4.8 million of loss on redemption of the 2021 Notes due to a difference between the reacquisition price of the 2021 Notes and the net carrying amount of the extinguished debt (primarily the write off of the unamortized debt issuance costs), (b) $0.7 million of deferred debt issuance costs written off due to the expiry of the undrawn $205.0 million DDTL Facility in the quarter, and (c) non-recurring interest expense of $4.2 million incurred in the quarter relating to the 2021 Notes, which were redeemed as a result of the discontinued Euro Auctions acquisition in April 2022.
●	$1.1 million of non-recurring advisory, legal and restructuring costs, which include $0.6 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, and $0.2 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the first quarter of 2022

●	$5.4 million share based payments expense.
●	$8.5 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$169.8 million gain recognized on the disposition of property, plant and equipment of which $169.1 million related to the sale of a property located in Bolton, Ontario.
●	$9.6 million of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$1.3 million gain due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.3 million of non-recurring advisory, legal and restructuring costs, which include $0.9 million related to severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, $0.5 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million of SOX remediation costs, and $0.6 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Ritchie Bros.	51

Recognized in the fourth quarter of 2021

●	$6.2 million share based payments expense.
●	$7.9 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$14.0 million of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$0.1 million gain recognized on the disposition of property, plant and equipment
●	$1.3 million loss due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.6 million of non-recurring advisory, legal and restructuring costs, which include $1.4 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.7 million of SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, and $0.5 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the third quarter of 2021

●	$5.6 million share based payments expense.
●	$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$10.3 million of acquisition-related costs related to the acquisitions of Rouse, and SmartEquip and proposed acquisition of Euro Auctions.
●	$1.1 million gain recognized on the sale of a property in Denver, Colorado.
●	$0.7 million of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the third quarter of 2021.

Recognized in the second quarter of 2021

●	$7.5 million share based payments expense.
●	$6.8 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$3.0 million of acquisition-related costs related to the acquisition of Rouse.
●	$0.2 million gain recognized on the disposition of property, plant and equipment
●	$0.2 million of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the second quarter of 2021.

Ritchie Bros.	52

Adjusting items during the trailing 12-months ended June 30, 2021 were:

Recognized in the first quarter of 2021

●	$3.8 million share based payments expense.
●	$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$2.9 million of acquisition-related costs related to the acquisition of Rouse.

Recognized in the fourth quarter of 2020

●	$4.6 million share based payments expense.
●	$5.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$6.0 million of acquisition-related costs related to the acquisition of Rouse.
●	$1.5 million of current income tax expense recognized related to an unfavourable adjustment to reflect final regulations published in the second quarter of 2020 regarding hybrid financing arrangements.

Recognized in the third quarter of 2020

●	$8.6 million share based payments expense.
●	$5.0 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet.
●	$0.3 million gain recognized on the disposition of property, plant and equipment
●	$3.9 million of severance costs, recognized in non-recurring advisory, legal and restructuring costs, related to the realignment of leadership to support the new global operations organization, in line with strategic growth priorities led by the new CEO. These severance costs were reclassified to non-recurring advisory, legal and restructuring costs in 2021.

Ritchie Bros.	53

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2022 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at June 30, 2022. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of June 30, 2022, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

On November 2, 2021, the Company completed the acquisition of SmartEquip. SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. The Company is in the process of incorporating SmartEquip into its system of internal control over financial reporting. SmartEquip’s total assets and revenues constituted 6.8% and 1.0%, respectively, of the Company’s total assets and revenues as shown in its consolidated financial statements for the three month period ended June 30, 2022.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	54

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

There were no material changes in risk factors during the three months or six months ended June 30, 2022.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

Ritchie Bros.	55

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
10.1	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Eric Jacobs, dated May 31, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

Ritchie Bros.	56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: August 4, 2022	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: August 4, 2022	By:	/s/ Eric Jacobs
Eric Jacobs
Chief Financial Officer

Ritchie Bros.	57