Form 10-Q
period 2022-09-30
RITCHIE BROS AUCTIONEERS INC
filed 2022-11-07
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 110,872,179 common shares, without par value, outstanding as of November 4, 2022.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended September 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$246,696	$214,193	$778,059	$672,971
Inventory sales revenue	164,783	115,489	511,887	384,627
Total revenue	411,479	329,682	1,289,946	1,057,598

Operating expenses:
Costs of services	41,521	35,108	125,575	114,275
Cost of inventory sold	147,253	102,993	455,006	344,763
Selling, general and administrative	133,193	106,508	404,077	330,307
Acquisition-related costs	2,031	10,255	15,067	16,226
Depreciation and amortization	24,290	21,907	72,813	64,912
Foreign exchange (gain) loss	(430)	360	(752)	788
Total operating expenses	347,858	277,131	1,071,786	871,271
Gain on disposition of property, plant and equipment	333	1,068	170,499	1,311
Operating income	63,954	53,619	388,659	187,638

Interest expense	(9,199)	(8,807)	(48,348)	(26,620)
Change in fair value of derivatives, net	—	—	1,263	—
Other income, net	2,866	602	5,426	2,800
Income before income taxes	57,621	45,414	347,000	163,818

Income tax expense	14,697	13,057	72,564	42,541
Net income	$42,924	$32,357	$274,436	$121,277

Net income attributable to:
Stockholders	$42,909	$32,336	$274,368	$121,273
Non-controlling interests	15	21	68	4
Net income	$42,924	$32,357	$274,436	$121,277

Earnings per share attributable to stockholders:
Basic	$0.39	$0.29	$2.48	$1.10
Diluted	$0.38	$0.29	$2.45	$1.09

Weighted average number of shares outstanding:
Basic	110,838,237	110,410,172	110,750,021	110,233,851
Diluted	112,209,535	111,391,396	111,858,095	111,333,247

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	1

Condensed Consolidated Statements of Comprehensive Income

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$42,924	$32,357	$274,436	$121,277
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(30,515)	(8,859)	(54,457)	(17,751)
Total comprehensive income	$12,409	$23,498	$219,979	$103,526

Total comprehensive income (loss) attributable to:
Stockholders	$12,420	$23,487	$219,969	$103,546
Non-controlling interests	(11)	11	10	(20)
	$12,409	$23,498	$219,979	$103,526

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets

Cash and cash equivalents	$438,771	$326,113
Restricted cash	76,303	102,875
Trade and other receivables	307,409	150,895
Less: allowance for credit losses	(3,963)	(4,396)
Inventory	101,302	102,494
Other current assets	27,512	64,346
Income taxes receivable	6,523	19,895
Total current assets	953,857	762,222

Restricted cash	—	933,464
Property, plant and equipment	444,538	449,087
Other non-current assets	147,900	142,504
Intangible assets	323,228	350,516
Goodwill	946,770	947,715
Deferred tax assets	6,281	7,406
Total assets	$2,822,574	$3,592,914

Liabilities and Equity

Auction proceeds payable	$441,439	$292,789
Trade and other liabilities	266,139	280,308
Income taxes payable	38,678	5,677
Short-term debt	1,630	6,147
Current portion of long-term debt	4,296	3,498
Total current liabilities	752,182	588,419

Long-term debt	633,048	1,733,940
Other non-current liabilities	137,228	147,260
Deferred tax liabilities	60,916	52,232
Total liabilities	1,583,374	2,521,851

Commitments and Contingencies (Note 22 and Note 23 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 110,870,783 (December 31, 2021: 110,618,049)	239,141	227,504
Additional paid-in capital	81,937	59,535
Retained earnings	1,028,096	839,609
Accumulated other comprehensive loss	(110,372)	(55,973)
Stockholders' equity	1,238,802	1,070,675
Non-controlling interest	398	388
Total stockholders' equity	1,239,200	1,071,063
Total liabilities and equity	$2,822,574	$3,592,914

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Equity

(Expressed in thousands of U.S. dollars, except where noted)

(Unaudited)

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Three months ended September 30, 2022	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, June 30, 2022	110,791,788	$235,244	$73,014	$1,015,301	$(79,883)	$409	$1,244,085
Net income	—	—	—	42,909	—	15	42,924
Other comprehensive loss	—	—	—	—	(30,489)	(26)	(30,515)
	—	—	—	42,909	(30,489)	(11)	12,409
Stock option exercises	75,511	3,536	(636)	—	—	—	2,900
Issuance of common stock related to vesting of share units	3,484	58	(198)	—	—	—	(140)
Share-based continuing employment costs related to business combinations	—	303	1,560	—	—	—	1,863
Stock option compensation expense		—	3,249				3,249
Equity-classified share units expense	—	—	4,766	—	—	—	4,766
Equity-classified share units divided equivalents	—	—	182	(182)	—	—	—
Cash dividends paid	—	—	—	(29,932)	—	—	(29,932)
Balance, September 30, 2022	110,870,783	$239,141	$81,937	$1,028,096	$(110,372)	$398	$1,239,200

Three months ended September 30, 2021

Balance, June 30, 2021	110,366,808	$215,666	$51,800	$832,037	$(43,173)	$5,097	$1,061,427
Net income	—	—	—	32,336	—	21	32,357
Other comprehensive loss	—	—	—	—	(8,849)	(10)	(8,859)
	—	—	—	32,336	(8,849)	11	23,498
Stock option exercises	100,703	3,942	(725)	—	—	—	3,217
Issuance of common stock related to vesting of share units	85	1	(7)	—	—	—	(6)
Acquisition of remaining interest in NCI	—	—	(672)	69	—	(4,692)	(5,295)
Share-based continuing employment costs related to business combinations	—	—	2,707	—	—	—	2,707
Stock option compensation expense	—	—	2,133	—	—	—	2,133
Equity-classified share units expense	—	—	2,283	—	—	—	2,283
Equity-classified share units dividend equivalents	—	—	76	(76)	—	—	—
Cash dividends paid	—	—	—	(27,607)	—	—	(27,607)
Balance, September 30, 2021	110,467,596	$219,609	$57,595	$836,759	$(52,022)	$416	$1,062,357

Ritchie Bros.	4

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
Nine months ended September 30, 2022	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, December 31, 2021	110,618,049	$227,504	$59,535	$839,609	$(55,973)	$388	$1,071,063
Net income	—	—	—	274,368	—	68	274,436
Other comprehensive loss	—	—	—	—	(54,399)	(58)	(54,457)
	—	—	—	274,368	(54,399)	10	219,979
Stock option exercises	155,694	7,090	(1,327)	—	—	—	5,763
Issuance of common stock related to vesting of share units	97,040	2,426	(6,143)	—	—	—	(3,717)
Share-based continuing employment costs related to business combinations		2,121	3,954	—	—	—	6,075
Stock option compensation expense		—	8,871	—	—	—	8,871
Equity-classified share units expense	—	—	16,450	—	—	—	16,450
Equity-classified share units dividend equivalents	—	—	597	(597)	—	—	—
Cash dividends paid	—	—	—	(85,284)	—	—	(85,284)
Balance, September 30, 2022	110,870,783	$239,141	$81,937	$1,028,096	$(110,372)	$398	$1,239,200

Nine months ended September 30, 2021

Balance, December 31, 2020	109,876,428	$200,451	$49,171	$791,918	$(34,295)	$5,154	$1,012,399
Net income	—	—	—	121,273	—	4	121,277
Other comprehensive loss	—	—	—	—	(17,727)	(24)	(17,751)
	—	—	—	121,273	(17,727)	(20)	103,526
Stock option exercises	411,856	17,099	(3,184)	—	—	—	13,915
Issuance of common stock related to vesting of share units	234,822	2,059	(11,384)	—	—	—	(9,325)
Acquisition of remaining interest in NCI	—	—	(672)	70	—	(4,614)	(5,216)
Share-based continuing employment costs related to business combinations	(55,510)	—	7,938	—	—	—	7,938
Stock option compensation expense	—	—	5,903	—	—	—	5,903
Equity-classified share units expense	—	—	9,465	—	—	—	9,465
Equity-classified share units dividend equivalents	—	—	358	(358)	—	—	—
Cash dividends paid	—	—	—	(76,144)	—	(104)	(76,248)
Balance, September 30, 2021	110,467,596	$219,609	$57,595	$836,759	$(52,022)	$416	$1,062,357

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

Nine months ended September 30,	2022	2021
Cash provided by (used in):
Operating activities:
Net income	$274,436	$121,277
Adjustments for items not affecting cash:
Depreciation and amortization	72,813	64,912
Share-based payments expense	31,396	23,306
Deferred income tax expense	7,887	2,228
Unrealized foreign exchange (gain) loss	(5,340)	(98)
Gain on disposition of property, plant and equipment	(170,499)	(1,311)
Loss on redemption of the 2021 Notes	4,792	—
Amortization of debt issuance costs	3,104	2,155
Amortization of right-of-use assets	13,929	9,458
Change in fair value of derivatives	(1,263)	—
Other, net	2,824	2,253
Net changes in operating assets and liabilities	29,827	79,938
Net cash provided by operating activities	263,906	304,118
Investing activities:
Acquisitions, net of cash acquired	(63)	728
Property, plant and equipment additions	(26,279)	(6,984)
Proceeds on disposition of property, plant and equipment	165,190	1,667
Intangible asset additions	(28,225)	(25,601)
Issuance of loans receivable	(7,027)	(2,622)
Repayment of loans receivable	4,744	436
Net cash provided by (used in) investing activities	108,340	(32,376)
Financing activities:
Dividends paid to stockholders	(85,284)	(76,144)
Acquisition of remaining interest in NCI	—	(5,556)
Dividends paid to NCI	—	(104)
Proceeds from exercise of options and share option plans	5,763	13,915
Payment of withholding taxes on issuance of shares	(3,860)	(9,160)
Net increase (decrease) in short-term debt	(4,176)	(9,271)
Repayment of long-term debt	(1,094,926)	(5,328)
Debt issue costs	(3,644)	(3,163)
Repayment of finance lease obligations	(7,877)	(8,445)
Net cash used in financing activities	(1,194,004)	(103,256)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(25,620)	(7,027)
(Decrease) Increase	(847,378)	161,459
Beginning of period	1,362,452	306,895
Cash, cash equivalents, and restricted cash, end of period	$515,074	$468,354

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	6

1.    General information

Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”, “Ritchie Bros.”, “we”, “us”, or “our”) provide a marketplace for insights, services and transaction solutions for commercial assets. The Company offers its customers end-to-end transaction solutions for used commercial and other durable assets through its omnichannel platform, which includes auctions, online marketplaces, listing services, and private brokerage services. The Company also offers a wide array of value-added services connected to commercial assets as well as asset management software and data as a service solutions to help customers make more accurate and reliable business decisions. Ritchie Bros. Auctioneers Incorporated is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).

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

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated interim financial statements follow the same accounting policies and methods of application as our most recent annual audited consolidated financial statements except as described in Note 2(b) “New and amended accounting standards and accounting policies”. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia’s invasion of Ukraine, sharply affecting economic and global financial markets. Subsequent economic sanctions of Russia have exacerbated ongoing economic challenges, including issues such as rising inflation, increasing fuel costs and global supply chain disruption. The Company does not have any direct or significant operations in Russia or Ukraine, or any material operations in neighboring countries and only has limited number of direct customers in the effected region. The extent of the ongoing impacts of the conflict on our operational and financial performance, the impact of higher fuel costs globally adding to inflationary pressures, including our ability to execute on our business strategies and initiatives and sustain our operations in Europe and globally, will depend on future developments, including the continued evolvement of military activity and sanctions imposed with Russia’s invasion of Ukraine. Given the evolving nature of the crisis, the Company cannot currently reasonably estimate the impacts of the conflict on its business operations, results of operations, cash flows or financial performance.

Reclassification

Certain amounts in the prior period financial statements have been reclassified from selling, general and administrative expenses to costs of services for certain employee costs related to equipment inspections to conform to the presentation of the current period financial statements.

Ritchie Bros.	7

2.    Significant accounting policies (continued)

(b) New and amended accounting standards and accounting policies

New accounting policies

Sale and leaseback

The transfer of the asset shall not be accounted for as a sale if the leaseback would be classified as a finance lease or a sales-type lease. For sale and leaseback transactions, the Company applies the requirements of ASC 606 Revenue from Contracts with Customers to determine whether the transfer of the asset should be accounted for as a sale and applies ASC 842 Leases when accounting for the sale and leaseback transactions. If the transfer of the asset is a sale, the Company derecognizes the underlying asset and recognizes the gain on sale of property, plant and equipment. The Company recognizes a lease obligation arising from the leaseback and the corresponding ROU asset. If the fair value of the consideration for the sale of an asset does not equal the fair value of the asset, or if the payments for the lease are not at market rates, the Company will make adjustments to measure the sale proceeds at fair value. Any below-market terms are accounted for as a prepayment of lease payments and any above-market terms are accounted for as additional financing provided by the buyer-lessor. If the transaction does not qualify for sale and leaseback accounting treatment, and control of the asset has not transferred, then the asset is not derecognized, and no gain or loss is recorded as the transaction is accounted for as a financing transaction.

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

Significant items subject to estimates and judgments during the nine months ended September 30, 2022 were made in accounting for the completed sale and leaseback transaction of our Bolton property (Note 15 & Note 21). The Company determined the following estimates in calculating the gain on sale: the present value of market rental payments of the Bolton property sold, the expected lease term in the leaseback arrangement and the Company’s incremental borrowing rate based on information available at the commencement date of the lease.

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

On November 2, 2021, the Company acquired all of the issued and outstanding common shares of SmartEquip for a total cash purchase price of $173.7 million. During the first quarter of 2022, the Company finalized the net working capital adjustment under the purchase agreement and increased the purchase price by $0.1 million, resulting in a total purchase price of $173.8 million.

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

SmartEquip purchase price allocation

Purchase price	$173,806

Assets acquired:
Cash and cash equivalents	2,039
Trade and other receivables	2,926
Other current assets	486
Property, plant and equipment	120
Other non-current assets	75
Deferred tax assets	5,098
Intangible assets	71,700

Liabilities assumed:
Trade and other liabilities	1,239
Deferred revenue	3,565
Other non-current liabilities	119
Deferred tax liabilities	18,178

Fair value of identifiable net assets acquired	59,343
Goodwill acquired on acquisition	$114,463

The deferred tax assets are presented net of a valuation allowance of $5.8 million.

The following table summarizes the fair values of the identifiable intangible assets acquired:

	Fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	$50,700	4 - 15 years
Software and technology assets	18,900	7 years
Trade names and trademarks	1,000	3 years
Backlog	1,100	2 years
Total	$71,700	11.3 years

Ritchie Bros.	9

5.   Business combinations (continued)

SmartEquip purchase price allocation (continued)

The amounts included in the SmartEquip provisional purchase price allocation are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of the acquisition. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date. During the quarter ended September 30, 2022, the Company decreased the deferred tax asset acquired by $3.8 million to $5.1 million, with a corresponding adjustment to goodwill, as a result of additional information obtained about the facts and circumstances that existed at the date of the acquisition.

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

Transactions recognized separately from the acquisition of assets and assumptions of liabilities

At the date of acquisition, the Company issued 63,971 common shares to certain previous shareholders of SmartEquip in return for their continuing employment service. The common shares are expected to vest one third on each anniversary date of the acquisition over a three-year period as continuing employment services are provided to the Company. At the date of acquisition, the Company estimated that it will recognize a total fair value of $4.4 million of share-based continuing employment costs in acquisition-related costs over the vesting period, with an increase to additional paid-in capital, subject to continuing employment of those individuals. As and when the common shares vest, the Company will recognize the fair value of the issued common shares from additional paid-in capital to share capital (Note 19).

During the quarter ended September 30, 2022, the Company recorded $0.8 million of acquisition-related costs, of which $0.7 million related to share-based continuing employment costs.

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

Under the terms of the SPA, the Company was to acquire all of the outstanding shares of Euro Auctions from their existing shareholders for approximately £775.0 million (approximately $1.02 billion) cash consideration, to be paid on closing. On April 29, 2022, the Company made a decision to discontinue the Phase 2 review by the United Kingdom’s Competition and Markets Authority (“CMA”). The SPA automatically terminated on June 28, 2022. In addition, in April 2022, the Company terminated, without cost, its deal contingent forward currency contracts (Note 13) and on May 4, 2022, redeemed all of the 2021 Notes (Note 17) at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest.

Ritchie Bros.	10

6.    Segmented information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live onsite auctions, its online auctions and marketplaces, and its brokerage service;
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Rouse, Mascus online services, SmartEquip, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, and Ritchie Bros. Logistical Services (“RB Logistics”).

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue:
Commissions	$108,238	$—	$108,238	$361,016	$—	$361,016
Fees	85,689	52,769	138,458	268,906	148,137	417,043
Total service revenue	193,927	52,769	246,696	629,922	148,137	778,059
Inventory sales revenue	164,783	—	164,783	511,887	—	511,887
Total revenue	$358,710	$52,769	$411,479	$1,141,809	$148,137	$1,289,946
Costs of services	24,601	16,920	41,521	79,160	46,415	125,575
Cost of inventory sold	147,253	—	147,253	455,006	—	455,006
Selling, general and administrative	116,337	16,856	133,193	350,684	53,393	404,077
Segment profit	$70,519	$18,993	$89,512	$256,959	$48,329	$305,288
Acquisition-related costs			2,031			15,067
Depreciation and amortization			24,290			72,813
Foreign exchange gain			(430)			(752)
Total operating expenses			$347,858			$1,071,786
Gain on disposition of property, plant and equipment			333			170,499
Operating income			$63,954			$388,659
Interest expense			(9,199)			(48,348)
Change in fair value of derivatives			—			1,263
Other income, net			2,866			5,426
Income tax expense			(14,697)			(72,564)
Net income			$42,924			$274,436

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue:
Commissions	$110,275	$—	$110,275	$343,584	$—	$343,584
Fees	68,607	35,311	103,918	220,037	109,350	329,387
Total service revenue	178,882	35,311	214,193	563,621	109,350	672,971
Inventory sales revenue	115,489	—	115,489	384,627	—	384,627
Total revenue	$294,371	$35,311	$329,682	$948,248	$109,350	$1,057,598
Costs of services	22,728	12,380	35,108	72,208	42,067	114,275
Cost of inventory sold	102,993	—	102,993	344,763	—	344,763
Selling, general and administrative	94,203	12,305	106,508	296,199	34,108	330,307
Segment profit	$74,447	$10,626	$85,073	$235,078	$33,175	$268,253
Acquisition-related costs			10,255			16,226
Depreciation and amortization			21,907			64,912
Foreign exchange loss			360			788
Total operating expenses			$277,131			$871,271
Gain on disposition of property, plant and equipment			1,068			1,311
Operating income			$53,619			$187,638
Interest expense			(8,807)			(26,620)
Other income, net			602			2,800
Income tax expense			(13,057)			(42,541)
Net income			$32,357			$121,277

Ritchie Bros.	11

6.    Segmented information (continued)

The Chief Operating Decision Maker does not evaluate the performance of the Company’s operating segments or assess allocation of resources based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

The Company’s geographic breakdown of total revenue and location is as follows:

	United
Total revenue for the three months ended:	States	Canada	Australia	Europe	Other	Consolidated
September 30, 2022	$258,117	$74,866	$37,225	$27,149	$14,122	$411,479
September 30, 2021	173,137	55,925	46,488	40,620	13,512	329,682
Total revenue for the nine months ended:
September 30, 2022	$721,533	$283,565	$138,034	$101,958	$44,856	$1,289,946
September 30, 2021	563,942	203,093	110,565	143,263	36,735	1,057,598

7.    Revenue

The Company’s revenue from the rendering of services is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Service revenue:
Commissions	$108,238	$110,275	$361,016	$343,584
Fees	138,458	103,918	417,043	329,387
	246,696	214,193	778,059	672,971
Inventory sales revenue	164,783	115,489	511,887	384,627
	$411,479	$329,682	$1,289,946	$1,057,598

Ritchie Bros.	12

8.    Operating expenses

Costs of services

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Employee compensation expenses	$16,912	$14,253	$49,878	$43,736
Ancillary and logistical service expenses	14,418	11,433	38,619	38,521
Travel, advertising and promotion expenses	4,351	3,205	16,722	13,022
Other costs of services	3,280	3,721	10,917	11,495
Buildings, facilities and technology expenses	2,560	2,496	9,439	7,501
	$41,521	$35,108	$125,575	$114,275

Selling, general and administrative

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Wages, salaries and benefits	$80,532	$64,810	$242,319	$209,699
Share-based compensation expense	8,806	5,627	27,833	16,945
Buildings, facilities and technology expenses	22,176	18,213	65,588	53,035
Travel, advertising and promotion expenses	9,528	6,541	26,894	18,527
Professional fees	6,946	6,323	24,309	16,557
Other selling, general and administrative	5,205	4,994	17,134	15,544
	$133,193	$106,508	$404,077	$330,307

Acquisition-related costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
SmartEquip:
Share-based continuing employment costs	$674	$—	$1,999	$—
Other acquisition-related costs	90	1,101	607	1,101

Euro Auctions:
Other acquisition-related costs	25	6,133	8,037	6,133

Rouse:
Share-based continuing employment costs	1,189	2,707	4,077	7,938
Other acquisition-related costs	53	314	347	1,054
	$2,031	$10,255	$15,067	$16,226

Depreciation and amortization

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation	$7,825	$8,127	$23,461	$24,309
Amortization	16,465	13,780	49,352	40,603
	$24,290	$21,907	$72,813	$64,912

Ritchie Bros.	13

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

For the three months ended September 30, 2022, income tax expense was $14.7 million, compared to an income tax expense of $13.1 million for the same period in 2021. The effective tax rate was 26% in the third quarter of 2022, compared to 29% in the third quarter of 2021.

The effective tax rate decreased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a lower estimate of non-deductible expenses and lower income taxes related to tax uncertainties. Partially offsetting this decrease was higher estimated expenses related to the U.S. tax reform of 2017.

For the nine months ended September 30, 2022, income tax expense was $72.6 million, compared to an income tax expense of $42.5 million for the same period in 2021. The effective tax rate was 21% for the nine months ended September 30, 2022, compared to 26% for the nine months ended September 30, 2021.

The effective tax rate decreased in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the non-taxable gain portion on the sale of a parcel of land including all buildings in Bolton, Ontario and a decrease in the estimate of non-deductible expenses. Partially offsetting this decrease was a higher estimate of income taxed in jurisdictions with higher tax rates and a lower tax deduction for performance share units (“PSUs”) and restricted share units (“RSUs”) expenses that exceeded the related compensation expense.

The Canada Revenue Agency (“CRA”) is currently conducting an audit of the Company’s 2014, 2015, 2017, 2018 and 2019 taxation years. Management believes that the Company is in full compliance with Canadian tax laws. However, the CRA could challenge the manner in which the Company has filed its income tax returns and reported its income. In the event that the CRA challenges the manner in which the Company has filed its tax returns and reported its income, the Company will have the option to appeal any such decision. If the Company is not successful, however, the CRA audit could potentially result in additional income taxes, penalties, and interest, which could have a material adverse effect on the Company.

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

	Three months ended			Nine months ended
	September 30, 2022			September 30, 2022
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$42,909	110,838,237	$0.39	$274,368	110,750,021	$2.48
Effect of dilutive securities:
Share units	—	641,284	—	—	496,273	(0.01)
Stock options	—	730,014	(0.01)	—	611,801	(0.02)
Diluted	$42,909	112,209,535	$0.38	$274,368	111,858,095	$2.45

	Three months ended			Nine months ended
	September 30, 2021			September 30, 2021
	Net income	WA	Per	Net income	WA	Per
	attributable to	number	share	attributable to	number	share
	stockholders	of shares	amount	stockholders	of shares	amount
Basic	$32,336	110,410,172	$0.29	$121,273	110,233,851	$1.10
Effect of dilutive securities:
Share units	—	324,218	—	—	408,574	—
Stock options	—	657,006	—	—	690,822	(0.01)
Diluted	$32,336	111,391,396	$0.29	$121,273	111,333,247	$1.09

Ritchie Bros.	15

11.    Supplemental cash flow information

Net changes in operating assets and liabilities

Nine months ended September 30,	2022	2021
Trade and other receivables	$(175,690)	$(120,160)
Inventory	(7,057)	16,926
Advances against auction contracts	(2,554)	3,132
Prepaid expenses and deposits	19,268	1,671
Income taxes receivable	12,456	(4,923)
Auction proceeds payable	163,265	217,423
Trade and other liabilities	(9,160)	(13,684)
Income taxes payable	32,511	(12,278)
Operating lease obligation	(9,757)	(9,000)
Other	6,545	831
Net changes in operating assets and liabilities	$29,827	$79,938

Interest and tax payments

Nine months ended September 30,	2022	2021
Interest paid, net of interest capitalized	$35,956	$31,054
Interest received	3,242	1,010
Net income taxes paid	19,164	56,016

Non-cash purchase of property, plant and equipment under finance lease	7,543	6,173
Non-cash right of use assets obtained in exchange for new lease obligations	19,895	13,545

Cash, cash equivalents, and restricted cash

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$438,771	$326,113
Restricted cash
Current	76,303	102,875
Non-current	—	933,464
Cash, cash equivalents, and restricted cash	$515,074	$1,362,452

12.    Fair value measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

Ritchie Bros.	16

12.    Fair value measurement (continued)

		September 30, 2022		December 31, 2021
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$438,771	$438,771	$326,113	$326,113
Restricted cash	Level 1	76,303	76,303	1,036,339	1,036,339
Loans receivable	Level 2	9,024	8,853	7,267	7,267
Derivative financial assets
Deal contingent forward contract	Level 3	—	—	751	751
Derivative financial liabilities
Deal contingent forward contract	Level 3	—	—	2,005	2,005
Forward currency contracts	Level 2	772	772	—	—
Short-term debt	Level 2	1,630	1,630	6,147	6,147
Long-term debt
Senior unsecured notes (as defined in Note 17)
2016 Notes	Level 1	495,880	490,000	494,531	508,125
2021 USD Notes	Level 2	—	—	598,052	625,125
2021 CAD Notes	Level 2	—	—	332,337	339,100
Term loan	Level 2	84,513	84,848	92,821	93,226
Long-term revolver loans	Level 2	56,951	57,000	219,699	219,772

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

The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on specific monetary loan receivables. During the three and nine month periods ended September 30, 2022, a loss of $4.3 million and $5.6 million respectively was recognized for the change in fair values of the forward currency contracts within foreign exchange loss (gain) in the consolidated income statement.

The Company also held two deal contingent foreign exchange forward currency contracts to manage its exposure to foreign currency exchange rate fluctuations against the U.S. and Canadian dollar on £343.0 million of the £775.0 million purchase consideration for the proposed Euro Auctions Acquisition. The notional amounts of the derivative instruments were £216.0 million (U.S. dollar forward) and £127.0 million (Canadian dollar forward). These forward contracts were terminated by the Company in April 2022 at no cost.

Ritchie Bros.	17

14. Trade and other receivables

Trade receivables are generally secured by the equipment that they relate to as it is Company policy that equipment is not released until payment has been collected. The following table presents the activity in the allowance for expected credit losses for the period ended September 30, 2022:

Balance at December 31, 2021	$(4,396)
Current period provision	(413)
Write-offs charged against the allowance	846
Balance at September 30, 2022	$(3,963)

15.    Other current assets

	September 30,	December 31,
	2022	2021
Advances against auction contracts	$5,580	$4,102
Assets held for sale	323	17,538
Prepaid expenses and deposits	21,609	41,955
Derivative financial asset	—	751
	$27,512	$64,346

Assets held for sale

Balance at December 31, 2021	$17,538
Reclassified from (to) property, plant and equipment	(10,148)
Disposal	(7,067)
Balance at September 30, 2022	$323

On March 17, 2022, the Company completed the sale and leaseback of a parcel of land including all buildings, in Bolton, Ontario, for a total sale consideration of $208.2 million Canadian dollars (approximately $165 million) net of closing and transaction costs, and recognized a gain on disposition of property, plant and equipment of $169.1 million. The net book value of the Bolton property was $7.1 million. The payments for the lease were not considered to be at market rates given an initial two year rent free period and, accordingly, the Company adjusted the sales proceeds and the gain to fair value. The Bolton property continues to be used for auction operations under the operating leaseback agreement until the completion of the acquisition and development of a replacement property located in Amaranth, Ontario. (Note 21)

At December 31, 2021, the Company also classified vacant land in Casa Grande, Arizona with a net book value of $10.5 million as an asset held for sale. During the quarter ended June 30, 2022, the Company assessed that the property no longer met the asset held for sale criteria and therefore reclassified the net book value of the property to property, plant and equipment.

16.    Other non-current assets

	September 30,	December 31,
	2022	2021
Right-of-use assets	$116,566	$114,414
Tax receivable	9,438	10,289
Loans receivable	6,082	—
Deferred debt issue costs	3,920	5,236
Other	11,894	12,565
	$147,900	$142,504

The Company recognized a right-of-use asset of $16.6 million as a result of the sale and leaseback transaction on the Bolton property in March 2022 (Note 15 and 21). In June 2022, the Company also recognized a right-of-use asset of $9.0 million as a result of a new lease signed on an auction site in Maltby, United Kingdom. On September 28, 2022, the Company completed the purchase of the Maltby property for $13.5 million (12.6 million GBP) and as a result derecognized the right of use asset and recognized the asset in property, plant and equipment (Note 21).

Ritchie Bros.	18

16.    Other non-current assets (continued)

Loans receivable

At September 30, 2022, the Company participated in certain financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance at September 30, 2022 was $9.0 million, of which $2.9 million is recorded in trade and other receivables and $6.1 million in non-current loans receivable (December 31, 2021: $7.3 million, of which $7.3 million was recorded in trade and other receivables and nil in non-current loans receivable). The expected credit loss allowance is not significant.

17.    Debt

	Carrying amount
	September 30,	December 31,
	2022	2021
Short-term debt	$1,630	$6,147

Long-term debt:

Revolving facilities and delayed-draw term loan facility:
Delayed-draw term loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 4.56%, due in monthly installments of interest only, maturing in September 2026	84,848	93,283
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.29%, due in monthly installments of interest only, maturing in September 2026	-	46,206
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.29%, due in monthly installments of interest only, maturing in September 2026	-	56,492
Long-term revolver loan denominated in U.S. dollars, secured, bearing interest at a weighted average rate of 3.97%, due in monthly installments of interest only, maturing in September 2026	57,000	117,000
Less: unamortized debt issue costs	(384)	(463)

Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025 (the "2016 Notes")	500,000	500,000
Less: unamortized debt issue costs	(4,120)	(5,469)
Bearing interest at 4.75% due in semi-annual installments, with the full amount of principal due in December 2031 (the "2021 USD Notes")	-	600,000
Less: unamortized debt issue costs	-	(1,948)
Bearing interest at 4.95% due in semi-annual installments, with the full amount of principal due in December 2029 (the "2021 CAD Notes")	-	333,464
Less: unamortized debt issue costs	-	(1,127)
Total long-term debt	637,344	1,737,438

Total debt	$638,974	$1,743,585

Long-term debt:
Current portion	$4,296	$3,498
Non-current portion	633,048	1,733,940
Total long-term debt	$637,344	$1,737,438

At September 30, 2022, the Company had unused committed revolving credit facilities aggregating $681.2 million that are available until September 2026 subject to certain covenant restrictions, unused uncommitted revolving credit facilities aggregating $5.0 million that are available until October 2023, and unused uncommitted revolving credit facilities aggregating $5.0 million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at September 30, 2022.

Ritchie Bros.	19

17.    Debt (continued)

Short-term debt

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 1.8% at September 30, 2022 (at December 31, 2021: 1.8%).

Long-term debt

a)	Revolving facilities and delayed-draw term loan facility

During 2016, the Company entered into a credit agreement with a syndicate of lenders. The credit agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”, together with the Revolving Facilities, the “Facilities”). The credit agreement was most recently amended in September 2021, which, among other things (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1.0 billion, including $295.0 million of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Facilities at each pricing tier level, and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.

Immediately prior to the amendment, the aggregate principal amount outstanding under the DDTL Facility was $90.0 million ($118.9 million Canadian dollars). In connection with the amendment, the Company refinanced that amount with the proceeds from a borrowing under the DDTL Facility. Under the terms of the amendment, there were no mandatory principal repayments of borrowings under the DDTL Facility until the earlier of when the remaining $205.0 million is drawn or the third quarter of 2022. The Company did not draw on the remaining $205.0 million before it expired on June 28, 2022 and, therefore, mandatory principal repayments began in the third quarter of 2022. The principal payments are subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity. As a result of the expiry of the unused portion of the DDTL Facility in the second quarter of 2022, the Company wrote off $0.7 million of deferred debt issuance costs included in non-current assets to interest expense.

At September 30, 2022, the Company had unamortized deferred debt issue costs relating to the Facilities of $4.3 million.

b)	Senior unsecured notes

2016 Notes

On December 21, 2016, the Company completed the offering of $500.0 million aggregate principal amount of 5.375% senior unsecured notes due January 15, 2025 (the “2016 Notes”). Interest on the 2016 Notes is payable semi-annually. The 2016 Notes are jointly and severally guaranteed on an unsecured basis, subject to certain exceptions, by certain of the Company’s subsidiaries. IronPlanet, Rouse, SmartEquip, and certain of their respective subsidiaries were added as additional guarantors in connection with the acquisitions of IronPlanet, Rouse and SmartEquip, respectively.

2021 Notes

On December 21, 2021, the Company completed the offering of two series of senior notes: (i) $600.0 million aggregate principal amount of 4.750% senior notes due December 15, 2031 (the “2021 USD Notes”) and (ii) $425.0 million Canadian dollar aggregate principal amount of 4.950% senior notes due December 15, 2029 (the “2021 CAD Notes”, and together with the 2021 USD Notes, the “2021 Notes”).

The gross proceeds from the 2021 Notes offering together with certain additional amounts including prepaid interest were placed into escrow accounts and were expected to be held in escrow until the completion of the proposed Euro Auctions Acquisition. On May 4, 2022, the Company redeemed all of the 2021 Notes at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest. The Company was relieved of its obligations for the 2021 Notes upon redemption and therefore recognized the difference of $4.8 million between the reacquisition price and the net carrying amount of the debt extinguished (which included unamortized deferred debt issuance costs) as a loss on redemption of the 2021 Notes in interest expense in the consolidated income statement during the second quarter of 2022.

Ritchie Bros.	20

18.    Other non-current liabilities

	September 30,	December 31,
	2022	2021
Operating lease liability	$103,824	$109,882
Tax payable	16,928	18,859
Finance lease liability	12,732	13,983
Other	3,744	4,536
	$137,228	$147,260

19.    Equity and dividends

Share capital

Common stock

Unlimited number of common shares, without par value.

Preferred stock

Unlimited number of senior preferred shares and junior preferred shares, without par value, issuable in series.

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

	Rouse		SmartEquip		Total

						Weighted average
	Common	Fair value	Common	Fair value	Common	fair value
	shares	per common	shares	per common	shares	per common
	issued	shares	issued	shares	issued	shares
Outstanding, December 31, 2021	189,665	$71.09	63,971	$68.39	253,636	$70.41
Granted	—	—	—	—	—	—
Vested	(32,452)	71.09	—	—	(32,452)	71.09
Forfeited	—	—	—	—	—	—
Outstanding, September 30, 2022	157,213	$71.09	63,971	$68.39	221,184	$70.31

Outstanding, December 31, 2020	312,193	$71.09	—	$—	312,193	$71.09
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(55,510)	71.09	—	—	(55,510)	71.09
Outstanding, September 30, 2021	256,683	$71.09	—	$—	256,683	$71.09

In the three months ended September 30, 2022, the Company recognized $0.3 million of share capital from additional paid-in capital for the portion of common shares previously issued in connection with the acquisition of Rouse that have vested as of September 30, 2022.

Ritchie Bros.	21

19.    Equity and dividends (continued)

Shares issued for business combinations (continued)

At September 30, 2022, the unrecognized share-based continuing employment cost was $4.7 million (at September 30, 2021: $9.2 million), which is expected to be recognized over a weighted average period of 1.2 years.

Change in non-controlling interest

On September 13, 2021, the Company purchased the remaining 25% membership interest of Xcira, LLC, a Delaware limited liability company, for a purchase price of $5.6 million. The transaction increased the Company’s ownership interest in Xcira, LLC to 100%.

Dividends

Declared and paid

The Company declared and paid the following dividends during the nine months ended September 30, 2022 and 2021:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Nine months ended September 30, 2022:
Fourth quarter 2021	January 21, 2022	$0.2500	February 11, 2022	$27,659	March 4, 2022
First quarter 2022	May 6, 2022	0.2500	May 27, 2022	27,693	June 17, 2022
Second quarter 2022	August 3, 2022	0.2700	August 24, 2022	29,932	September 14, 2022

Nine months ended September 30, 2021:
Fourth quarter 2020	January 22, 2021	$0.2200	February 12, 2021	$24,181	March 5, 2021
First quarter 2021	May 7, 2021	0.2200	May 26, 2021	24,279	June 16, 2021
Second quarter 2021	August 4, 2021	0.2500	August 25, 2021	27,607	September 15, 2021

Declared and undistributed

Subsequent to September 30, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.27 cents per common share, payable on December 14, 2022 to stockholders of record on November 23, 2022. This dividend payable has not been recognized as a liability in the consolidated financial statements. The payment of this dividend is expected to not have any tax consequences for the Company.

Foreign currency translation reserve

Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net loss of $10.2 million and $19.6 million for the three and nine months ended September 30, 2022 (three and nine months ended 2021: net loss of $3.3 million, and $5.9 million) respectively.

Ritchie Bros.	22

20.    Share-based payments

Share-based payments consist of the following compensation costs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Selling, general and administrative:
Stock option compensation expense	$3,249	$2,133	$8,871	$5,903
Equity-classified share units	4,759	2,283	16,450	9,840
Liability-classified share units	108	527	427	(862)
Employee share purchase plan - employer contributions	690	684	2,085	2,064
	8,806	5,627	27,833	16,945
Acquisition-related costs:
Share-based continuing employment costs	1,863	2,707	6,075	7,938
	1,863	2,707	6,075	7,938
	$10,669	$8,334	$33,908	$24,883

Stock option plans

The Company has the following three stock option plans that provide for the award of stock options and premium-priced stock options to selected employees, directors, and officers of the Company: (i) Amended and Restated Stock Option Plan, (ii) IronPlanet 1999 Stock Plan, and (iii) IronPlanet 2015 Stock Plan.

Stock option activity for the nine months ended September 30, 2022 is presented below:

	Stock options				Premium-priced stock options
			WA				WA
	Common	WA	remaining	Aggregate	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value	option	price	life (in years)	value
Outstanding, December 31, 2021	2,208,057	$42.55	7.7	$41,884	1,017,064	$91.24	5.7	$—
Granted	697,536	58.14	—	—	119,157	91.37	—	—
Exercised	(155,694)	37.02	—	4,359	—	—	—	—
Forfeited	(20,662)	47.96	—	—	(17,789)	90.93	—	—
Outstanding, September 30, 2022	2,729,237	$46.81	7.6	$43,405	1,118,432	$91.26	4.9	$—
Exercisable, September 30, 2022	1,280,995	$37.62	6.3	$31,859	—	$—	—	$—

Stock options

The Company uses the Black Scholes option pricing model to fair value stock options. Significant assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2022 and 2021 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2022		2021
Risk free interest rate	2.2%		0.5%
Expected dividend yield	1.74%		1.66%
Expected lives of the stock options	4	years	4	years
Expected volatility	31.8%		32.3%

At September 30, 2022, the unrecognized stock-based compensation cost related to the non-vested stock options was $9.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

Ritchie Bros.	23

20.    Share-based payments (continued)

Premium-priced stock options

The Company also grants premium-priced stock options to the senior executives with exercise prices above the fair market value of the Company’s common shares on grant dates. The premium-priced stock options vest and become exercisable upon the third anniversary of their grant date. The premium-priced stock options granted in August and November 2021 expire on the sixth anniversary of their grant date, and those granted in June 2022 expire in August 2027 to coincide with the expiry of the August 2021 grant. The fair values of the premium-priced stock options were calculated on the grant date using a Monte Carlo simulation model. The weighted average estimated grant date fair value of premium-priced options during the three month period ended June 30, 2022 was $8.00 per option. There were no premium-priced stock options granted during the three month period ended September 30, 2022.

The significant assumptions used to estimate the fair values were as follows:

Nine months ended September 30,	2022		2021
Risk free interest rate	3.0%		1.00%
Expected dividend yield	1.63%		1.66%
Expected lives of the stock options	4	years	5	years
Expected volatility	30.2%		30.6%

At September 30, 2022, the unrecognized stock-based compensation cost related to the premium-priced stock options was $6.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

Share unit plans

Share unit activity for the nine months ended September 30, 2022 is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs		PSUs with Market Conditions		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding at December 31, 2021	523,618	$45.90	88,305	$65.45	79,112	$54.96	156,589	$35.28
Granted	230,122	58.68	14,574	69.92	34,135	57.70	16,182	59.57
Vested and settled	(93,241)	36.42	—	—	(27,850)	44.02	—	—
Forfeited	(3,503)	50.97	—	—	(6,070)	59.67	—	—
Outstanding at September 30, 2022	656,996	$51.70	102,879	$66.08	79,327	$59.62	172,771	$37.55

The total market value of liability-classified share units vested and released during the first nine months of 2022 was nil (at December 31, 2021: nil).

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

At September 30, 2022, the unrecognized share unit expense related to equity-classified PSU’s was $17.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

Ritchie Bros.	24

20.    Share-based payments (continued)

PSUs with market conditions

The Company also grants PSUs to senior executives with a market condition where vesting is conditional upon the total stockholder return performance of the Company’s stock relative to the performance of a peer group over a three year performance period from the date of grant. The PSUs granted in August and November 2021 have a three year performance period and the PSUs granted in June 2022 have approximately a 2 year performance period to coincide with the remaining performance period of the August 2021 grant. The fair value per PSU granted during the three month period ended June 30, 2022 of $69.92 was calculated on the grant date using the Monte Carlo simulation model which takes into consideration a required post-vesting holding period of one year with a discount value of $5.34 per PSU. The discount was calculated using the Chaffe Protective Put Method and an effective tax rate of 35%. There were no PSUs with market conditions granted in the three month period ended September 30, 2022.

The significant assumptions used to estimate the fair value are presented in the following table:

Nine months ended September 30,	2022		2021
Risk free interest rate	2.7%		0.5%
Expected dividend yield	1.63%		1.63%
Expected lives of the PSUs	2	years	3	years
Expected volatility	33.4%		31.0%
Average expected volatility of comparable companies	34.4%		38.6%

At September 30, 2022, the unrecognized share unit expense related to equity-classified PSUs with market conditions was $4.5 million, which is expected to be recognized over a weighted average period of 1.9 years.

RSUs

The Company has restricted share unit plans (RSU plans) that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the market close price of the Company's common shares listed on the NYSE.

At September 30, 2022, the unrecognized share unit expense related to equity-classified RSUs was $2.1 million, which is expected to be recognized over a weighted average period of 1.5 years.

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

At September 30, 2022, the Company had a total share unit liability of $11.3 million (at December 31, 2021: $10.1 million) in respect of share units under the DSU plans.

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

On March 17, 2022, the Company completed the sale and leaseback of its Bolton property, a parcel of land including all buildings, in Bolton, Ontario (Note 15). The Company intends to lease the Bolton property for a period of 28 months until such time that the replacement property is available for the relocation of the Company’s operations. The lease has an initial rent-free period of two years and an option to renew the lease for two additional one-year periods, during which time the lease is cancellable at one month’s notice. Upon completion of the sale, the Company recorded a $16.6 million ROU asset representing the right-of-use of the Bolton property for the estimated lease term and a $4.5 million long term lease liability representing the obligation to make lease payments arising from the operating lease at the end of the initial two-year period.

On June 30, 2022, the Company also recorded $9.0 million in ROU asset and a long term lease liability relating to a lease signed on its Maltby auction site in the United Kingdom. On September 28, 2022, the Company completed the purchase of the Maltby property for a purchase price of $13.5 million and as a result derecognized the ROU asset and long term lease liability (Note 16).

The Company’s breakdown of lease expense is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$6,135	$4,592	$17,075	$13,584
Finance lease cost
Amortization of leased assets	2,457	2,693	7,705	8,096
Interest on lease liabilities	202	196	562	622
Short-term lease cost	2,818	2,845	9,182	7,428
Sublease income	—	(15)	—	(45)
	$11,612	$10,311	$34,524	$29,685

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

During the first two years of the contracts, the Company is committed to purchase on a combined basis up to either: (i) 600,000 assets, or (ii) assets with an expected minimum value of up to $77.0 million; whichever is less. At September 30, 2022, the Company has purchased 328,685 assets with a total value of $71.6 million pursuant to the two year period of this contract, which commenced on June 1, 2021.

23.    Contingencies

Legal and other claims

The Company is subject to legal and other claims that arise in the ordinary course of its business. Management does not believe that the results of these claims will have a material effect on the Company’s consolidated balance sheet or consolidated income statement.

Ritchie Bros.	26

23.    Contingencies (continued)

Guarantee contracts

In the normal course of business, the Company will in certain situations guarantee to a consignor a minimum level of proceeds in connection with the sale at auction of that consignor’s equipment.

At September 30, 2022, there were $41.2 million of assets guaranteed under contract, of which 80% is expected to be sold prior to December 31, 2022, with the remainder to be sold by December 31, 2023 (at December 31, 2021: $43.5 million of which 61% was expected to be sold prior to the end of March 31, 2022 with the remainder to be sold by December 31, 2022).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

24. Subsequent event

On November 7, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with IAA, Inc. (“IAA”), Ritchie Bros. Holdings Inc., a Washington corporation and a direct and indirect wholly owned subsidiary of the Company (“US Holdings”), Impala Merger Sub I, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 1”), and Impala Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 2”), providing for our acquisition of IAA for total consideration as of the date hereof of approximately $7.3 billion, including the assumption of approximately $1.0 billion of net debt. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub 1 will merge with and into IAA, with IAA surviving the merger as a direct wholly owned subsidiary of US Holdings (the “First Merger”) and, immediately following the consummation of the First Merger, IAA will merge with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a direct wholly owned subsidiary of US Holdings (together with the First Merger, the “Mergers”). At the effective time of the First Merger (the “Effective Time”), each share of IAA’s common stock issued and outstanding immediately prior to the Effective Time (excluding any shares held by IAA as treasury stock or owned by the Company, US Holdings, Merger Sub 1 or Merger Sub 2 immediately prior to the Effective Time and shares of IAA’s common stock owned by stockholders of IAA who have validly demanded and not withdrawn appraisal rights in accordance with applicable law) will be converted automatically into the right to receive: (A) 0.5804 of a common share of the Company and (B) $10.00 in cash, without interest. At the Effective Time, all outstanding IAA equity awards (other than those that vest in accordance with their terms upon the First Merger) will be assumed by the Company. Upon completion of the Mergers, the Company’s stockholders will own approximately 59% of the common shares of the combined company on a fully diluted basis and IAA stockholders will own approximately 41%.

Consummation of the Mergers is subject to the satisfaction of various conditions, including, among other things, (1) the approval of the issuance of our common shares by the affirmative vote of a majority of the votes cast by holders of our outstanding common shares, (2) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of IAA’s common stock, (3) certain approvals, clearances and/or expirations of waiting periods under applicable antitrust laws and (4) other customary closing conditions. The transaction is expected to close in the first half of 2023 subject to the satisfaction or waiver of these conditions.

In connection with the proposed Mergers, on November 7, 2022, the Company entered into (A) a commitment letter (the “Commitment Letter”) with Goldman Sachs Bank USA (acting through such of its affiliates or branches as it deems appropriate, “GS Bank”), Bank of America, N.A. (“BANA”), BofA Securities, Inc. (or any of its designated affiliates, “BofA Securities”, and, together with BANA, “BofA”), Royal Bank of Canada (“Royal Bank”), RBC Capital Markets, LLC (“RBCCM”, and, together with Royal Bank through such of its affiliates and branches as it deems appropriate, “RBC”, and, together with GS Bank and BofA, each, an “Initial Lender”, and collectively, the “Initial Lenders”), pursuant to which the Initial Lenders are committing to provide (i) a backstop senior secured revolving credit facility in an aggregate principal amount of up to $750 million (the “Backstop Revolving Facility”) and (ii) a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.8 billion (the “Bridge Loan Facility,” and together with the Backstop Revolving Facility, the “Facilities”) and (B) an engagement letter (the “Engagement Letter”) with Goldman, Sachs & Co. (acting through such of its affiliates or branches as it deems appropriate), BofA Securities and RBCCM (collectively, the “Investment Banks”), pursuant to which the Investment Banks agree, subject to the terms and conditions set forth in the Engagement Letter, to serve as lead arrangers and bookrunners in connection with an amendment to the Company’s existing credit facility, a Term Loan A facility, a Term Loan B facility and/or any other loan facilities, credit facilities, commercial bank financings or other bank or institutional facilities, and as lead placement agents for, or lead underwriters or initial purchasers of, any senior secured or unsecured notes and any and all secured or unsecured debt, equity or equity-linked securities of the Company or any of its subsidiaries, in each case, incurred or issued to finance the proposed Mergers or refinance any amounts borrowed under the Bridge Loan Facility.

Ritchie Bros.	27

ITEM 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including the following section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially, and include, among others, statements relating to:

●	our future strategy, objectives, targets, projections and performance;
●	potential growth and market opportunities;
●	potential future mergers and acquisitions, including the proposed acquisition of IAA, Inc. (“IAA”)
●	our expected indebtedness in connection with the proposed acquisition of IAA
●	our ability to integrate potential acquisitions;
●	the impact of our new initiatives, services, investments, and acquisitions on us and our customers;
●	our future capital expenditures and returns on those expenditures; and
●	financing available to us from our credit facilities or other sources, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs.

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and in “Part II, Item 1A: Risk Factors” of our subsequent quarterly report on Form 10-Q, which are available on our website at https://investor.ritchiebros.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for Gross Transaction Value (“GTV”)1, which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements.

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (Please see pages 54-56).

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

Through our unreserved auctions, online marketplaces, listings, and private brokerage services, we sell a broad range of primarily used commercial and industrial assets as well as government surplus. Construction and commercial transportation assets comprise the majority of the equipment sold by GTV dollar value. Customers selling equipment through our sales channels include end users (such as construction companies), equipment dealers, original equipment manufacturers (“OEMs”) and other equipment owners (such as rental companies). Our customers participate in a variety of sectors, including construction, commercial transportation, agriculture, energy, and natural resources.

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

Proposed Acquisition of IAA

On November 7, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with IAA, Ritchie Bros. Holdings Inc., a Washington corporation and a direct and indirect wholly owned subsidiary of the Company (“US Holdings”), Impala Merger Sub I, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 1”), and Impala Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 2”), providing for our acquisition of IAA for total consideration as of the date hereof of approximately $7.3 billion, including the assumption of approximately $1.0 billion of net debt. Upon completion of the acquisition, our stockholders will own approximately 59% of the common shares of the combined company on a fully diluted basis and IAA’s stockholders will own approximately 41%. During the three months and nine months ended September 30, 2022, we incurred a total of $0.9 million and $1.4 million, respectively, in acquisition-related costs related to the proposed acquisition, recognized in selling, general and administrative expenses. If completed, the acquisition of IAA will have a significant impact on our results of operations, financial condition and liquidity. For additional information regarding the proposed acquisition with IAA, see Note 24 to our condensed consolidated financial statements included in Part I – Item I of this report. Unless otherwise specifically noted, the following discussion and analysis of our results of operations and liquidity and capital resources focuses on our existing operations exclusive of the impact of the proposed acquisition of IAA, and any forward-looking statements contained herein do not take into account the impact of such proposed acquisition.

In connection with the proposed Mergers, on November 7, 2022, we entered into (A) a commitment letter (the “Commitment Letter”) with Goldman Sachs Bank USA (acting through such of its affiliates or branches as it deems appropriate, “GS Bank”), Bank of America, N.A. (“BANA”), BofA Securities, Inc. (or any of its designated affiliates, “BofA Securities”, and, together with BANA, “BofA”), Royal Bank of Canada (“Royal Bank”), RBC Capital Markets, LLC (“RBCCM”, and, together with Royal Bank through such of its affiliates and branches as it deems appropriate, “RBC”, and, together with GS Bank and BofA, each, an “Initial Lender”, and collectively, the “Initial Lenders”), pursuant to which the Initial Lenders are committing to provide (i) a backstop senior secured revolving credit facility in an aggregate principal amount of up to $750 million (the “Backstop Revolving Facility”) and (ii) a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.8 billion (the “Bridge Loan Facility,” and together with the Backstop Revolving Facility, the “Facilities”) and (B) an engagement letter (the “Engagement Letter”) with Goldman, Sachs & Co. (acting through such of its affiliates or branches as it deems appropriate), BofA Securities and RBCCM (collectively, the “Investment Banks”), pursuant to which the Investment Banks agree, subject to the terms and conditions set forth in the Engagement Letter, to serve as lead arrangers and bookrunners in connection with an amendment to our existing credit facility, a Term Loan A facility, a Term Loan B facility and/or any other loan facilities, credit facilities, commercial bank financings or other bank or institutional facilities, and as lead placement agents for, or lead underwriters or initial purchasers of, any senior secured or unsecured

Ritchie Bros.	29

notes and any and all secured or unsecured debt, equity or equity-linked securities of the Company or any of our subsidiaries, in each case, incurred or issued to finance the proposed Mergers or refinance any amounts borrowed under the Bridge Loan Facility.

Impact of COVID-19 to our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic (“COVID-19”).

In response, we transitioned all of our traditional live onsite auctions to online bidding utilizing our existing online bidding technology. As restrictions continue to ease, the health and welfare of our employees, customers and suppliers continues to be a top priority and we continue to operate with precautionary measures in place, as appropriate.

In the first nine months of 2022, our ability to move equipment to and from our auction sites and across borders has improved as travel restrictions and quarantine requirements continue to lift, but with certain countries within Asia still continuing to experience lockdowns. In the United States and Canada, COVID-19 has not materially impacted our ability to operate our businesses and move equipment. Globally, we continue to see heightened shipping, fuel and freight costs, partly attributable to the Russia-Ukraine conflict, combined with extended lead times, making equipment transportation more costly and challenging, negatively impacting the buying and selling behaviors of our customers. Additionally, COVID-19, in combination with various macro economic factors, impacted the supply chains of new equipment production, which in turn negatively affected the supply of used equipment being sold throughout our regions, most predominantly in North America.

For a further discussion of risks to our business and operating results arising from COVID-19, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

Impact of Russia-Ukraine conflict on our Business

On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia’s invasion of Ukraine, sharply affecting economic and global financial markets. Subsequent economic sanctions on Russia have exacerbated ongoing economic challenges, including issues such as rising inflation, disruption to global supply chains and increases in hydrocarbon prices.

The rise in transportation costs, in part driven by higher fuel costs, has globally impacted both costs and timing of import and export of commercial assets between countries and has contributed to higher costs in operating our equipment. Further, increases in natural gas prices in Europe may also lead to a slowdown in its economy and as a result may negatively impact the import and export of equipment in Eastern Europe, which could affect our operations.

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

Ritchie Bros.	30

Impact of Inflation on our Business

We began to see inflation impacting our business operations in early 2022 with the rise of costs in freight, fuel, supplies, non-durable goods and consumables at our yards and in our operations. Travel costs have also increased partly due to higher travel activity post COVID-19 as well as due to inflation. In addition, we have seen an increase in labor costs with the labor market remaining fairly strong. We expect inflationary pressures to continue to drive up costs for the remainder of 2022.

The United States Federal Reserve is also continuing to raise interest rates, which has contributed to a stronger U.S. dollar, which has had an unfavorable impact on the translation of some of our operations to a U.S. dollar presentation currency, particularly in Canada, Europe and Australia.

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

Revenue Mix Fluctuations

Our revenue is comprised of service revenue and inventory sales revenue. Service revenue from A&M segment activities includes commissions earned at our auctions, online marketplaces, and private brokerage services, and various auction-related fees, including listing and buyer transaction fees. We also recognize revenue from our Other Services segment as fees within service revenue. Inventory sales revenue is recognized as part of our A&M activities and relates to revenues earned through our inventory contracts.

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

Performance Overview

Net income attributable to stockholders increased 33% to $42.9 million, compared to $32.3 million in the third quarter of 2021. Diluted earnings per share (“EPS”) attributable to stockholders increased 31% to $0.38 per share in the third quarter of 2022 as compared to $0.29 per share in the third quarter of 2021. Diluted adjusted EPS attributable to stockholders increased 18% to $0.53 per share in the third quarter of 2022 compared to $0.45 per share in the third quarter of 2021.

For the third quarter of 2022 as compared to the third quarter of 2021:

Consolidated results:

●	Total revenue increased 25% to $411.5 million
o	Service revenue increased 15% to $246.7 million
o	Inventory sales revenue increased 43% to $164.8 million
●	Operating income increased 19% to $64.0 million
●	Adjusted operating income increased 13% to $85.4 million
●	Net income increased 33% to $42.9 million
●	Adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) increased 12% to $102.5 million
●	Cash provided by operating activities decreased 13% to $263.9 million for the first nine months of 2022
●	Cash on hand at the end of the third quarter of 2022 was $515.1 million, of which $438.8 million was unrestricted

Auctions & Marketplaces segment results:

●	GTV increased 7% to $1.4 billion and increased 10% when excluding the impact of foreign exchange
●	A&M total revenue increased 22% to $358.7 million
o	Service revenue increased 8% to $193.9 million
o	Inventory sales revenue increased 43% to $164.8 million

Other Services segment results:

●	Other Services total revenue increased 49% to $52.8 million
o	RBFS revenue increased 47% to $16.6 million
o	SmartEquip revenue of $5.2 million was recognized in the third quarter of 2022, which was its third full quarter since its acquisition in November 2021

In addition, the total number of organizations activated on our business inventory management system (“IMS”), a gateway into our marketplace, increased by 42% as compared to the second quarter of 2022.

Ritchie Bros.	32

Results of Operations

Financial overview

	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
(in U.S. dollars $000's, except EPS and percentages)	2022	2021	2022 over 2021		2022	2021	2022 over 2021
Service revenue:
Commissions	$108,238	$110,275	(2)%		$361,016	$343,584	5%
Fees	138,458	103,918	33%		417,043	329,387	27%
Total service revenue	246,696	214,193	15%		778,059	672,971	16%
Inventory sales revenue	164,783	115,489	43%		511,887	384,627	33%
Total revenue	411,479	329,682	25%		1,289,946	1,057,598	22%
Costs of services	41,521	35,108	18%		125,575	114,275	10%
Cost of inventory sold	147,253	102,993	43%		455,006	344,763	32%
Selling, general and administrative	133,193	106,508	25%		404,077	330,307	22%
Total operating expenses	347,858	277,131	26%		1,071,786	871,271	23%
Gain on disposition of property, plant and equipment	333	1,068	(69)%		170,499	1,311	12,905%
Operating income	63,954	53,619	19%		388,659	187,638	107%
Operating income as a % of total revenue	15.5%	16.3%	(80)	bps	30.1%	17.7%	1,240	bps
Adjusted operating income	85,442	75,735	13%		302,281	240,483	26%
Adjusted operating income as a % of total revenue	20.8%	23.0%	(220)	bps	23.4%	22.7%	70	bps
Net income attributable to stockholders	42,909	32,336	33%		274,368	121,273	126%
Adjusted net income attributable to stockholders	59,853	49,780	20%		193,889	160,320	21%
Adjusted EBITDA	102,544	91,247	12%		343,692	287,121	20%
Diluted earnings per share attributable to stockholders	$0.38	$0.29	31%		$2.45	$1.09	125%
Diluted adjusted earnings per share attributable to stockholders	$0.53	$0.45	18%		$1.73	$1.44	20%
Effective tax rate	25.5%	28.8%	(330)	bps	20.9%	26.0%	(510)	bps

Total GTV	$1,358,242	$1,270,258	7%		$4,481,622	$4,072,439	10%
Service GTV	1,193,459	1,154,769	3%		3,969,735	3,687,812	8%
Service revenue as a % of total GTV	18.2%	16.9%	130	bps	17.4%	16.5%	90	bps
Inventory GTV	164,783	115,489	43%		511,887	384,627	33%

Inventory return	$17,530	$12,496	40%		$56,881	$39,864	43%
Inventory rate	10.6%	10.8%	(20)	bps	11.1%	10.4%	70	bps

Service GTV as a % of total GTV - Mix	87.9%	90.9%	(300)	bps	88.6%	90.6%	(200)	bps
Inventory sales revenue as a % of total GTV - Mix	12.1%	9.1%	300	bps	11.4%	9.4%	200	bps

Certain amounts in the prior period have been reclassified from selling, general and administrative expenses to costs of services, refer to note 2(a) of our consolidated financial statements.

Total GTV

Total GTV increased 7% to $1.4 billion in the third quarter of 2022 and increased 10% to $4.5 billion in the first nine months of 2022. Total GTV increased 10% in the third quarter of 2022 and increased 13% in the first nine months of 2022, when excluding the impact of foreign exchange.

In the third quarter of 2022, GTV increased year-over-year driven by a rebound in lot volumes and continued strong pricing, partially offset by an unfavourable impact of foreign exchange and an unfavorable asset mix. In the United States, GTV increased due to strong execution by our strategic accounts team, particularly in the finance and rental sectors, as well as positive performances at several of our auctions. These increases were partially offset by the non-repeat of a large dispersal of $99 million of pipeline construction equipment in a single-owner auction event in the third quarter of 2021. In Canada, we saw strong year-over-year performances at our auctions and agricultural events and higher GTV generated by RBFS via PurchaseSafe which provides escrow services for private brokered transactions. These increases were partially offset by the delay of our Truro, Nova Scotia auction to Q4 2022 as a result of the impact of Hurricane Fiona. In International, the decrease in GTV volume was due to an unfavourable foreign exchange impact. Excluding foreign exchange, we saw positive performance in Europe with higher activity, partially due to the shift of an auction from the second quarter of 2022 to the third quarter of 2022.

Ritchie Bros.	33

For the first nine months of 2022, total GTV increased 10% driven by strong pricing, aided by inflation, and higher lot counts, partially offset by an unfavourable impact of foreign exchange and an unfavorable asset mix. We saw growth across all regions. In Canada, GTV growth was driven by strong performances across several agricultural and auction events, strong execution by our Canadian strategic accounts teams, higher volume from RBFS, and a higher number of inventory packages sold. In the United States, GTV volume increased primarily from positive performances across numerous auctions and strong results from our strategic accounts. We also saw growth from several of our strategic initiatives, including from our local yards and investments made by our sales teams in Texas. These increases were partially offset by the non-repeat of a large dispersal pipeline construction equipment package as discussed above. In International, Australia has driven significant growth from improved market conditions and the lifting of border restrictions, as well as from a higher mix of inventory packages and strong performances at several auction events, including a new national auction, a new event in Corio, Victoria and at two agricultural events. These increases were partially offset by softer performances in Europe and an unfavorable foreign exchange impact.

Total revenue

Total revenue increased 25% to $411.5 million in the third quarter of 2022, with total service revenue increasing by 15% and inventory sales revenue increasing by 43%. Total revenue increased 22% to $1.3 billion for the first nine months of 2022, with total service revenue increasing by 16% and inventory sales revenue increasing by 33%.

Foreign currency fluctuation also had an unfavourable impact on our revenue primarily due to the depreciation of the Euro, the Australian dollar and the Canadian dollar relative to the U.S. dollar.

Service Revenue

Service revenue is comprised of commissions that are earned on service GTV, and fees which are earned on total GTV, as well as from our other services such as Ancillary Services, RBFS, Rouse, Mascus, RB Logistics, RB Asset Solutions and SmartEquip. In the third quarter of 2022, Service GTV increased 3% to $1.2 billion mainly in Canada, and for the first nine months increased 8% to $4.0 billion across all regions with increases most notably in Canada and the United States.

In the third quarter of 2022, total service revenue increased 15% with fees revenue increasing 33%, while commissions decreased by 2%. Fees revenue increased 33% with buyer fees growing faster than the GTV increase of 7%, reflecting the increase in certain buyer fee rates implemented in early 2022. Fees revenue also increased due to higher RBFS revenues on higher funded volumes, the inclusion of fees from SmartEquip since its acquisition on November 2, 2021 and higher revenue from our Rouse business. In addition, we also saw higher fees as a result of increased activity from our Ancillary services. Commissions revenue decreased 2%, despite a 3% increase in service GTV, primarily driven by lower straight commission rate performances in the United States attributable to a higher volume sold from our strategic accounts. Canada also saw lower commissions revenue from a higher proportion of GTV contributed by RBFS from facilitating financing arrangements. These decreases were partially offset by improved guarantee rate performances in the United States.

For the first nine months of 2022, total service revenue increased 16% with fees revenue increasing 27% and commissions revenue increasing 5%. Fees revenue increased 27% with buyer fees growing faster than GTV of 10% for the same reasons as discussed above.

Commissions revenue increased 5%, slightly less than the 8% increase in service GTV, primarily for the same reason as discussed above, as well as the non-repeat of several high performing guarantee contracts in Canada.

Inventory Sales Revenue

Inventory sales revenue as a percentage of total GTV increased to 12.1% from 9.1% in the third quarter of 2022 and increased to 11.4% from 9.4% in the first nine months of 2022.

In the third quarter of 2022, inventory sales revenue increased 43% predominantly in the United States, with an increased number of inventory packages sourced from our strategic accounts group, primarily in the finance and rental sectors. We also saw increased volumes selling through our auctions as well as through our GovPlanet non-rolling and rolling stock contracts. In Canada, we saw improved year-over-year performances from inventory sold mainly in the construction sector. Partially offsetting these increases was softer year-over-year performances in International, primarily from the non-repeat of several inventory contracts in Europe and lower private treaty transactions in Australia.

For the first nine months of 2022, inventory sales revenue increased 33% predominantly in the United States partly due to a large dispersal of construction equipment in our Phoenix, Arizona auction as well as for the same reasons as discussed above. In addition, in

Ritchie Bros.	34

both the United States and Canada, we saw and a higher dollar amount of inventory sold across a number of our auctions. In International, we saw positive performances in Australia, offset by a lower volume of inventory sold in Europe.

Underwritten Contracts

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, as a percentage of total GTV, which include inventory and guarantee contracts, decreased to 17.0% in the third quarter of 2022 compared to 22.5% in the third quarter of 2021. For the first nine months of 2022, our underwritten contracts were 18.5% compared to 18.3% in the prior period.

Operating Income

For the third quarter of 2022, operating income increased 19% or $10.3 million to $64.0 million, primarily due to flow through from higher revenues partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased due to higher short-term incentive expenses driven by strong performance. Wages, salaries and benefits expenses also increased as a result of higher headcount to accelerate our growth initiatives and our transformational journey to become a trusted global marketplace and in part due to the acquisition of SmartEquip. Building, facilities and technology costs also increased mainly due to the amortization of the right-of-use asset of the Bolton property from the sale and lease back arrangement completed in the first quarter of 2022, as well as higher costs as we shift to cloud-based solutions to improve customer experiences. We also saw higher travel, advertising and promotion costs from increased activity and higher marketing costs to promote new initiatives. Share-based payments also increased as a result of higher expense relating to share-based awards issued to senior executives, and higher expense from the premium-priced options and PSU’s with market conditions granted in late 2021. Inflation also resulted in higher personnel and travel costs.

For the first nine months of 2022, operating income increased 107% due to the inclusion of a gain of $169.1 million on property, plant and equipment from the sale of the Bolton property in the first quarter of 2022. Operating income increased 17%, when excluding the impact of the gain, primarily due to flow through from higher revenue, partially offset by higher selling, general and administrative expenses mainly due the same reasons as discussed above, as well as higher professional fees primarily driven by our investment in new modern architecture to support our future marketplace and services strategy.

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

For the third quarter of 2022, income tax expense increased 13% to $14.7 million and our effective tax rate decreased 330 bps to 25.5% as compared to the third quarter of 2021. For the first nine months 2022, income tax expense increased 71% to $72.6 million and our effective tax rate decreased 510 bps to 20.9% as compared to the first nine months of 2021.

The decrease in the effective tax rate for the third quarter of 2022 compared to the third quarter of 2021 was primarily due to a lower estimate of non-deductible expenses and lower income taxes related to tax uncertainties. Partially offsetting this decrease was higher estimated expenses related to the U.S. tax reform of 2017.

The decrease in the effective tax rate for the first nine months of 2022 compared to the first nine months of 2021 was primarily due to the non-taxable gain portion on the sale of the Bolton property and a lower estimate of non-deductible expenses. Partially offsetting this decrease was a higher estimate of income taxed in jurisdictions with higher tax rates and a lower tax deduction for PSU and RSU share unit expenses that exceeded the related compensation expense.

Net income

In the third quarter of 2022, net income attributable to stockholders increased 33% to $42.9 million primarily due to higher operating income, higher interest income from a rise in interest rates, and a lower effective tax rate as discussed above. For the first nine months of 2022, net income attributable to stockholders increased 126% to $274.4 million, primarily for the same reasons as noted above, partially offset by a higher interest expense from our 2021 Notes which included a loss on redemption.

Ritchie Bros.	35

Diluted EPS

Diluted EPS attributable to stockholders increased 31% to $0.38 per share for the third quarter of 2022 and increased 125% to $2.45 per share for the first nine months of 2022, in line with net income.

U.S. dollar exchange rate comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
			2022 over
Value of one local currency to U.S. dollar	2022	2021	2021
Period-end exchange rate - September 30,
Canadian dollar	0.7227	0.7886	(8)%
Euro	0.9801	1.1581	(15)%
Australian dollar	0.6398	0.7231	(12)%

Average exchange rate - Three months ended September 30,
Canadian dollar	0.7666	0.7942	(3)%
Euro	1.0081	1.1793	(15)%
Australian dollar	0.6837	0.7351	(7)%

Average exchange rate - Nine months ended September 30,
Canadian dollar	0.7798	0.7992	(2)%
Euro	1.0655	1.1966	(11)%
Australian dollar	0.7075	0.7592	(7)%

For the third quarter of 2022, foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were primarily due to the fluctuations in the Euro, Australian dollar and Canadian dollar exchange rates relative to the U.S. dollar.

Ritchie Bros.	36

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, and make operating decisions. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our operational strategies.

We define our key operating metrics as follows:

Gross Transaction Value: Represents total proceeds from all items sold at the Company’s auctions and online marketplaces. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in the Company’s consolidated financial statements.

Inventory return: Inventory sales revenue less cost of inventory sold.

Inventory rate: Inventory return divided by inventory sales revenue.

Inventory Management System activations: Number of organizations activated on IMS. An organization is considered activated on IMS when a customer has signed an annual multi-channel contract and has an IMS instance setup to allow for equipment to be directed to one of our transaction solutions digitally.

Bids per lots sold: Each bid is completed electronically through our real-time online bidding system. A lot is defined as a single asset to be sold, or a group of assets bundled for sale as one unit. This metric calculates the total number of bids received for a lot divided by the total number of lots sold. GovPlanet business metrics are excluded from this metric as management reviews industrial equipment auction metrics excluding GovPlanet.

Total lots sold: A single asset to be sold, or a group of assets bundled for sale as one unit. Low value assets are sometimes bundled into a single lot, collectively referred to as “small value lots”. GovPlanet business metrics are excluded from this metric as management reviews industrial equipment auction metrics excluding GovPlanet.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.

Adjusted net income attributed to stockholders increased 20% to $59.9 million in the third quarter of 2022 and increased 21% to $193.9 million for the first nine months of 2022.

Diluted adjusted EPS attributable to stockholders increased 18% to $0.53 per share in the third quarter of 2022 and increased 20% to $1.73 per share for the first nine months of 2022.

Adjusted EBITDA increased 12% to $102.5 million in the third quarter of 2022 and increased 20% to $343.7 million for the first nine months of 2022.

Debt at the end of the third quarter of 2022 represented 2.1 times net income at and for the twelve months ended September 30, 2022, compared to debt at the third quarter of 2021, which represented 3.8 times net income at and for the twelve months ended September 30, 2021. The adjusted net debt/adjusted EBITDA was 0.5 times at and for the twelve months ended September 30, 2022, compared to 0.7 times at and for the twelve months ended September 30, 2021.

Ritchie Bros.	37

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other Services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our Other Services segment, is available in our Annual Report on Form 10-K for the year ended December 31, 2021.

	Three months ended September 30, 2022			Nine months ended September 30, 2022
(in U.S. dollars $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue:
Commissions	$108,238	$—	$108,238	$361,016	$—	$361,016
Fees	85,689	52,769	138,458	268,906	148,137	417,043
Total service revenue	193,927	52,769	246,696	629,922	148,137	778,059
Inventory sales revenue	164,783	—	164,783	511,887	—	511,887
Total revenue	$358,710	$52,769	$411,479	$1,141,809	$148,137	$1,289,946
Ancillary and logistical service expenses	—	14,417	14,417	—	38,618	38,618
Other costs of services	24,601	2,503	27,104	79,160	7,797	86,957
Cost of inventory sold	147,253	—	147,253	455,006	—	455,006
Selling, general and administrative	116,337	16,856	133,193	350,684	53,393	404,077
Segment profit	$70,519	$18,993	$89,512	$256,959	$48,329	$305,288

	Three months ended September 30, 2021			Nine months ended September 30, 2021
(in U.S. dollars $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue:
Commissions	$110,275	$—	$110,275	$343,584	$—	$343,584
Fees	68,607	35,311	103,918	220,037	109,350	329,387
Total service revenue	178,882	35,311	214,193	563,621	109,350	672,971
Inventory sales revenue	115,489	—	115,489	384,627	—	384,627
Total revenue	$294,371	$35,311	$329,682	$948,248	$109,350	$1,057,598
Ancillary and logistical service expenses	—	11,433	11,433	—	38,521	38,521
Other costs of services	22,728	947	23,675	72,208	3,546	75,754
Cost of inventory sold	102,993	—	102,993	344,763	—	344,763
Selling, general and administrative	94,203	12,305	106,508	296,199	34,108	330,307
Segment profit	$74,447	$10,626	$85,073	$235,078	$33,175	$268,253

Ritchie Bros.	38

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Three months ended September 30,				Nine months ended September 30,
			% Change				% Change
			2022 over				2022 over
(in U.S. dollars $000's, except percentages)	2022	2021	2021		2022	2021	2021
Service revenue:
Commissions	$108,238	$110,275	(2)%		$361,016	$343,584	5%
Fees	85,689	68,607	25%		268,906	220,037	22%
Total service revenue	193,927	178,882	8%		629,922	563,621	12%
Inventory sales revenue	164,783	115,489	43%		511,887	384,627	33%
Total revenue	$358,710	$294,371	22%		$1,141,809	$948,248	20%
A&M service revenue as a % of total A&M revenue	54.1%	60.8%	(670)	bps	55.2%	59.4%	(420)	bps
Inventory sales revenue as a % of total A&M revenue	45.9%	39.2%	670	bps	44.8%	40.6%	420	bps
Costs of services	24,601	22,728	8%		79,160	72,208	10%
Cost of inventory sold	147,253	102,993	43%		455,006	344,763	32%
Selling, general and administrative	116,337	94,203	23%		350,684	296,199	18%
A&M segment expenses	288,191	219,924	31%		884,850	713,170	24%
Cost of inventory sold as a % of A&M expenses	51.1%	46.8%	430	bps	51.4%	48.3%	310	bps
A&M segment profit	$70,519	$74,447	(5)%		$256,959	$235,078	9%
Total GTV	1,358,242	1,270,258	7%		4,481,622	4,072,439	10%
A&M service revenue as a % of total GTV- Rate	14.3%	14.1%	20	bps	14.1%	13.8%	30	bps

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

To facilitate the auction process, we have continued to enable equipment drop off at our physical yards, with buyers able to conduct inspections pre-auction and collect equipment post auction. In addition, we utilized Timed Auctioned Lots (“TAL”) solutions for nearly all our agricultural and International auctions and at several of our United States auction sites.

We believe it is meaningful to consider revenue in relation to GTV. Total GTV and Service GTV by geographical regions, as well as GTV by sector, are presented below for the comparative reporting period.

GTV by Geography

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars $000's, except percentages)	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Total GTV by Geography
United States	$855,491	$798,725	7%	$2,578,946	$2,421,204	7%
Canada	314,872	266,574	18%	1,251,029	1,028,260	22%
International	187,879	204,959	(8)%	651,647	622,975	5%
Total GTV	$1,358,242	$1,270,258	7%	$4,481,622	$4,072,439	10%

Service GTV by Geography
United States	$753,203	$761,483	(1)%	$2,320,630	$2,263,773	3%
Canada	303,486	260,788	16%	1,191,133	1,004,831	19%
International	136,770	132,498	3%	457,972	419,208	9%
Total Service GTV[1]	$1,193,459	$1,154,769	3%	$3,969,735	$3,687,812	8%

Ritchie Bros.	39

GTV by Sector

The following pie charts illustrate the breakdown of total GTV by sector for the third quarter of 2022 compared to the third quarter of 2021.

The construction sector includes heavy equipment such as trucks, excavators, cranes and dozers. The commercial transportation sector includes vehicles, buses, trailers and trucks that are used for transport. The other sector primarily includes equipment sold in the agricultural, forestry and energy industries.

In the third quarter of 2022, total GTV mix compared to the third quarter of 2021 increased by 2 percentage points in the commercial transportation sector, offset by a 2 percentage point decrease in the construction sector.

Total Auction Metrics

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Bids per lot sold *	29	26	12%	28	27	4%
Total lots sold *	125,661	107,825	17%	375,595	372,290	1%

* Management reviews industrial equipment auction metrics excluding GovPlanet; as a result, GovPlanet business metrics are excluded from these metrics

The total number of bids per lot sold increased 12% to 29 in the third quarter of 2022 compared to the third quarter of 2021 and increased 4% to 28 for the first nine months of 2022, reflecting continued strong demand for used equipment from buyers in a tight supply market.

The total lots sold increased 17% to 125,661 in the third quarter of 2022 primarily driven by an increase in lot counts, as well as the shift to a higher proportion of high value lots sold in the United States. For the first nine months of 2022, the total lots sold increased 1%.

Ritchie Bros.	40

A&M revenue

Total A&M revenue increased 22% to $358.7 million in the third quarter of 2022.

A&M revenue by geographical region are presented below:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars $000's, except percentages)	2022	2021	2022 over 2021	2022	2021	2022 over 2021
A&M Revenue by Geography
United States
Service revenue	$128,749	$120,391	7%	$394,938	$356,779	11%
Inventory sales revenue	102,288	37,242	175%	258,316	157,431	64%
A&M revenue - United States	231,037	157,633	47%	653,254	514,210	27%
Canada
Service revenue	44,637	36,947	21%	164,153	141,027	16%
Inventory sales revenue	11,386	5,786	97%	59,896	23,429	156%
A&M revenue - Canada	56,023	42,733	31%	224,049	164,456	36%
International
Service revenue	20,541	21,544	(5)%	70,831	65,815	8%
Inventory sales revenue	51,109	72,461	(29)%	193,675	203,767	(5)%
A&M revenue - International	71,650	94,005	(24)%	264,506	269,582	(2)%
Total
Service revenue	193,927	178,882	8%	629,922	563,621	12%
Inventory sales revenue	164,783	115,489	43%	511,887	384,627	33%
Total A&M revenue	$358,710	$294,371	22%	$1,141,809	$948,248	20%

United States

In the third quarter of 2022, service revenue increased 7% while service GTV decreased 1%. The increase in service revenue was primarily due to higher buyer fee rates implemented in early 2022. In addition, we saw higher fees on a higher proportion of low value lots, higher document fees from the harmonization of online document fees, and positive rate performances in our guarantee commission contracts. These increases were partially offset by softer straight commission rate performance due to a higher proportion of GTV sourced from strategic accounts.

For the first nine months of 2022, service revenue increased 11% while Service GTV increased 3% primarily due to higher buyer fee rates implemented in early 2022, and higher straight commission rates on a lower proportion of GTV sourced from strategic accounts. These increases were partially offset by lower buyer fees on a lower proportion of small value lots and lower fees associated with online inspections driven by lower online lot counts.

In the third quarter of 2022, inventory sales revenue increased 175% primarily due to higher volume of inventory selling through our strategic accounts in both the finance and rental sectors, and higher volumes sold at several of our auctions. We also saw increased volumes selling through our GovPlanet business from our non-rolling and rolling stock contracts.

For the first nine months of 2022, inventory sales revenue increased 64% primarily due to the same reasons as discussed above. In addition, we saw higher inventory sales revenue, driven by a large dispersal of construction equipment in our Phoenix, Arizona auction.

Canada

In the third quarter of 2022, service revenue increased 21%, primarily due to the 16% increase in Service GTV. The remaining increase was a result of higher buyer fee rates implemented in early 2022, partially offset by lower commissions from lower rates contributed by a higher proportion of GTV in RBFS.

For the first nine months of 2022, service revenue increased 16% while Service GTV increased 19%. Service revenue growth was lower than the increase in Service GTV primarily due to the impact of lower rates on GTV generated in RBFS, the non-repeat of several high performing guarantee contracts, as well as lower buyer fees on a lower proportion of small value lots. These were partially offset by an increase in fees primarily due to higher buyer fee rates implemented in early 2022.

Ritchie Bros.	41

In the third quarter of 2022, inventory sales revenue increased 97% primarily driven by higher performing inventory contracts mainly in the construction sector.

For the first nine months of 2022, inventory sales revenue increased 156% primarily for the same reason and from strong performances from two large inventory contracts in the commercial transportation sector.

International

In the third quarter of 2022, service revenue decreased 5% while Service GTV increased 3%. The decrease was primarily due to lower buyer fees in Europe and Australia as a result of discounts provided on fees in online transactions.

For the first nine months of 2022, service revenue increased 8% primarily in line with 9% increase in Service GTV.

In the third quarter of 2022, inventory sales revenue decreased 29% mainly due to softer year-over-year performances in Europe from the non-repeat of several contracts and a decreased number of private treaty transactions in Australia.

For the first nine months of 2022, inventory sales revenue decreased 5% primarily for the same reasons as discussed above. Offsetting these were strong performances in Australia from a higher amount of inventory sales and a few new auction events.

Costs of services

A&M costs of services increased 8% to $24.6 million in the third quarter of 2022 compared to the third quarter of 2021 in line with total GTV increase of 7%.

For the first nine months of 2022, A&M costs of services increased 10% to $79.2 million, primarily in line with total GTV increase of 10%. We incurred higher building, facilities and technology expenses to support our flagship Orlando event and other events, which returned to live in-person onsite bidding. We also incurred additional fees paid to third parties in connection with profit sharing arrangements on inventory contracts.

Cost of inventory sold

A&M cost of inventory sold increased 43% to $147.3 million in the third quarter of 2022 compared to the third quarter of 2021 primarily in line with 43% increase in inventory sales revenue.

For the first nine months of 2022, A&M cost of inventory sold increased 32% to $455.0 million primarily in line with the 33% increase in inventory sales revenue.

Selling, general and administrative

A&M selling, general and administrative increased 23% to $116.3 million in the third quarter of 2022 compared to the third quarter of 2021. This increase was primarily due to higher short-term incentive expenses driven by strong performance. Building, facilities and technology costs also increased mainly due to the amortization of the right-of-use asset of the Bolton property from the sale and lease back arrangement completed in the first quarter of 2022, as well as higher costs as we shift to cloud-based solutions to improve customer experiences. Share-based payments also increased as a result of higher expense relating to share-based awards issued to senior executives, and higher expense from the premium-priced options and PSU’s with market conditions granted in late 2021. In addition, we saw higher travel, advertising and promotion costs from increased activity in global travel, and higher marketing expenses to promote new initiatives. We also saw higher wages, salaries and benefits expenses, as well as higher headcount to accelerate our growth initiatives and our transformational journey to become a trusted global marketplace. Inflation has also driven higher personnel and travel costs. These increases were partially offset by a favourable impact of foreign exchange.

For the first nine months of 2022, A&M selling, general and administrative increased 18% to $350.7 million primarily due to higher short-term incentive expenses, higher building, facilities and technology costs, higher share-based payments, higher wages, salaries and benefits expenses and higher travel, advertising and promotion for the same reasons as discussed above. We also saw higher professional fees driven by our investment in new modern architecture to support our future marketplace and services strategy.

Ritchie Bros.	42

Other Services Segment

Results of Other Services segment operations are presented below for the comparative reporting periods.

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars $000's, except percentages)	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Service revenue	$52,769	$35,311	49%	$148,137	$109,350	35%
Ancillary and logistical service expenses	14,417	11,433	26%	38,618	38,521	0%
Other costs of services	2,503	947	164%	7,797	3,546	120%
Selling, general and administrative	16,856	12,305	37%	53,393	34,108	57%
Other services profit	$18,993	$10,626	79%	$48,329	$33,175	46%

In the third quarter of 2022, Other Services revenue increased 49% to $52.8 million primarily due to higher RBFS revenues of $5.3 million and SmartEquip of $5.2 million, being the third full quarter revenue recognized since the acquisition on November 2, 2021. In addition, ancillary revenue increased $4.2 million as a result of higher activity for value-added services and higher revenue from our Rouse business.

In the first nine months of 2022, Other Services revenue increased 35% to $148.1 million primarily due to higher RBFS revenues of $20.0 million, $14.9 million of revenue from SmartEquip and $3.2 million of revenue from Rouse.

Ancillary and logistical service expenses increased 26% to $14.4 million in the third quarter of 2022, in line with higher ancillary revenue, and remained flat at $38.6 million in the first nine months of 2022. Other costs of services increased 164% to $2.5 million in the third quarter of 2022 and increased 120% to $7.8 million in the first nine months of 2022 mainly due to the inclusion of SmartEquip since its acquisition on November 2, 2021. Selling, general and administrative increased 37% to $16.9 million in the third quarter of 2022 and increased 57% to $53.4 million in the first nine months of 2022, primarily due to the inclusion of SmartEquip, higher wages, salaries and benefits expenses due to the growth in our RBFS business, and higher headcount in Rouse to support our growth initiatives.

RBFS revenue increased 47% in the third quarter of 2022 and increased 62% in the first nine months of 2022, driven by higher funded volumes and improved rate on fees earned from facilitating financing arrangements. In the third quarter of 2022, our funded volume, which represents the amount of lending brokered by RBFS, increased 38% to $243.7 million, and increased 43% when excluding the impact of foreign exchange. In the first nine months of 2022, our funded volume increased 49% to $775.0 million, and increased 53% when excluding the impact of foreign exchange.

In the third quarter of 2022 and in the first nine months of 2022, Other Services profit increased 79% to $19.0 million and increased 46% to $48.3 million primarily driven by our RBFS business.

Additionally, in the first quarter of 2021, we launched a business version of our IMS, which offers our customers asset management and disposition services, data analytics, dashboards, branded e-commerce sites and multiple external sales channels to help our customers achieve optimal returns. We continue to grow the number of organizations activated on IMS. During the third quarter of 2022, the number of organizations activated on our IMS increased by 42% compared to the second quarter of 2022.

As we evolve to a marketplace, we also facilitate retail and peer-to-peer auction events and equipment sale transactions via our online technology in exchange for hosting fees. During the third quarter of 2022, customers that used this service disposed of $22.5 million of assets, which is a decrease of 33% from the third quarter of 2021 primarily driven by an unfavourable supply environment. For the first nine months of 2022, this service facilitated transactions of $90.8 million, a 19% decrease as compared to the prior year for the same reason mentioned above.

Ritchie Bros.	43

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities, which we renewed on September 21, 2021.

We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. Our material short-term cash requirements include (i) inventory purchases, (ii) capital expenditures for intangible assets and property, plant and equipment (iii) payment of quarterly dividends on an as-declared basis, (iv) settlement of contracts with consignors and other suppliers, (v) personnel expenditures, with a majority of bonuses paid annually in the first quarter following each fiscal period, (vi) income tax payments, primarily paid in quarterly installments, (vii) lease payments, and (viii) principal payments on short-term and current portions of long-term debt, (ix) interest payments related to our current debt obligations, and (x) any transaction costs related to the proposed acquisition of IAA. We also have inventory purchase commitments, related to our GovPlanet business, which is described in Note 23 of our consolidated financial statements.

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

If we were to consider further acquisitions to deliver on our strategic growth drivers, we may seek financing through equity markets or additional debt markets. The issuance of equity securities may result in dilution to our shareholders. Issuance of preferred equity securities could provide for rights, preferences or privileges senior to those of our common stock. Further, this additional capital may not be available on reasonable terms, or at all.

We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, share repurchases, our net capital spending1, and voluntary repayments of debt. We believe our principal sources of liquidity, which include cash flow from operations, our current unused capacity under our revolving credit facilities of $691 million, is sufficient to fund our current operating activities and future growth strategies.

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

On November 7, 2022, we entered into the Merger Agreement providing for our acquisition of IAA. We have agreed to various covenants and agreements, including, among others, agreements to use reasonable best efforts to conduct our business in the ordinary course in all material respects between the execution of the Merger Agreement and the closing of the transaction and not to take certain actions described in the Merger Agreement. We do not believe that these provisions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements. In addition, if the Merger Agreement is terminated in certain circumstances, we or IAA, as applicable, would be required to pay the other a termination fee of $189 million.

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	44

In connection with the proposed acquisition of IAA, on November 7, 2022, we entered into a Commitment Letter pursuant to which the Initial Lenders thereunder are committing to provide (i) the Backstop Revolving Facility and (ii) the Bridge Loan Facility. We expect to replace the Bridge Loan Facility prior to the closing of the acquisition of IAA with permanent financing, which may include the issuance of debt securities and/or one or more senior term loan facilities. Taking on additional indebtedness in connection with the proposed acquisition, as a result of the borrowings under the Bridge Loan Facility and/or other permanent financing that replaces such facility, would increase the cash outlays to service our debt in future periods.

Cash flows

	Nine months ended September 30,
			% Change

(in U.S. dollars $000's, except percentages)	2022	2021	2022 over 2021
Cash provided by (used in):
Operating activities	$263,906	$304,118	(13)%
Investing activities	108,340	(32,376)	(435)%
Financing activities	(1,194,004)	(103,256)	1,056%
Effect of changes in foreign currency rates	(25,620)	(7,027)	265%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(847,378)	$161,459	(625)%

Net cash provided by operating activities decreased $40.2 million in the first nine months of 2022, mainly due to lower cash inflows from the change in operating assets and liabilities, partially offset by the increase in our net income, which contributed to an increase in cash provided by operating activities. The reduction in cash inflow from the change in operating assets and liabilities arose primarily due to the timing, size and number of auctions. We also saw a net higher outflows for inventory purchases. These outflows were offset by the deferral of cash tax relating to the taxable gain portion on the sale of our Bolton property made in the first quarter of 2022 and lower-income tax payments as a result of timing of instalments. We also saw a positive net cash flow impact from prepaying in the fourth quarter of 2021 the first quarter of 2022 interest on the 2021 Notes held in escrow and from lower bonus payments.

Net cash provided by investing activities increased $140.7 million in the first nine months of 2022. This increase was primarily due to the sale of our Bolton property for total net cash proceeds of approximately $165.0 million, offset by an increase in purchases of property plant and equipment of $19.2 million primarily as a result of the purchase of our Maltby auction site in the United Kingdom.

Net cash used in financing activities increased $1.1 billion in the first nine months of 2022, primarily due to the $931 million repayment of long-term debt as a result of the redemption of our 2021 Notes on May 4, 2022. We also made a $164.0 million repayment of debt on our long-term revolving credit facilities from the proceeds from the sale of the Bolton property in the first quarter of 2022. In addition, we also saw higher dividends of $9.1 million paid to our stockholders and lower proceeds of $8.2 million from the exercise of stock options compared to the comparative period in 2021. Offsetting these, we had lower cash outflows in the third quarter ended September 30, 2021 when we paid $5.6 million to acquire the remaining 25% membership interest in Xcria, LLC. We also saw positive impacts from lower withholding tax payments on the issuance of shares of $5.3 million and lower net draws of $5.1 million on our short-term debt compared to the comparative period in 2021.

Dividend information

We declared a dividend of $0.25 per common share for each of the quarter ended September 30, 2021, December 31, 2021, and March 31, 2022. We declared a dividend of $0.27 per common share for the quarter ended June 30, 2022. We have declared, but not yet paid, a dividend of $0.27 per common share for the quarter ended September 30, 2022. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Return on average invested capital

During the quarter ended September 30, 2022, we updated our calculation of return on average invested capital (“ROIC”) and adjusted ROIC. Refer to the non-GAAP measures section below, specifically our Adjusted Return and Adjusted ROIC Reconciliation, for further information.

ROIC increased 680 bps to 17.0% for the twelve months period ending September 30, 2022 from 10.2% for the twelve months period ending September 30, 2021. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period, mainly driven by the gain from the sale of the Bolton property. This increase was offset by a higher average invested capital over the comparative period as a result of the senior notes issued into escrow on December 21, 2021. Adjusted return

Ritchie Bros.	45

on average invested capital increased 100 bps to 15.8% during the twelve months ended September 30, 2022 compared to 14.8% in 2021, primarily due to a higher adjusted return as a result of higher operating income.

Credit facilities

We have a credit agreement which is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”, together with the Revolving Facilities, the “Facilities”). The credit agreement was most recently amended in September 2021, which, among other things (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1.0 billion, including $295.0 million of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Facilities at each pricing tier level, and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.

Immediately prior to the amendment, the aggregate principal amount outstanding under the DDTL Facility was $90.0 million ($118.9 million CAD). In connection with the amendment, the Company refinanced that amount with the proceeds from a borrowing under the DDTL Facility. There are no mandatory principal repayments of borrowings under the DDTL Facility until the earlier of when the remaining $205.0 million is drawn or third quarter of 2022. The Company did not draw on the remaining $205.0 million before it expired on June 28, 2022 and, therefore, mandatory principal repayments began in the third quarter of 2022. The principal payments are subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity.

Credit facilities at September 30, 2022 and December 31, 2021 were as follows:

(in U.S. dollars $000's, except percentages)	September 30, 2022	December 31, 2021	% Change
Committed
DDTL Facility	$84,848	$298,284	(72)%
Revolving credit facilities	750,000	750,000	—%
Uncommitted
Revolving credit facilities	10,000	10,000	—%
Total credit facilities	$844,848	$1,058,284	(20)%
Unused
DDTL Facility	$—	$205,000	(100)%
Revolving credit facilities	691,171	525,581	32%
Total credit facilities unused	$691,171	$730,581	(5)%

Debt covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at September 30, 2022.

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

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience and related circumstances. At September 30, 2022, other than the estimates in accounting for the sale and leaseback transaction related to the sale of our Bolton property in the first quarter of 2022, as described below, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Effective October 1, 2021, we early adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update primarily addresses the accounting for contract assets and contract

Ritchie Bros.	46

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

Significant items subject to estimates and judgements during the nine month period ended September 30, 2022 were made in accounting for the completed sale and leaseback transaction of our Bolton property. We determined the following estimates in calculating the gain on sale: the present value of market rental payments of the Bolton property sold, the expected lease term in the leaseback arrangement and our incremental borrowing rate based on information available at the commencement date of the lease.

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

Adjusted Operating Income Reconciliation

We believe that adjusted operating income provides useful information about the growth or decline of our operating income for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted operating income enhances our ability to evaluate and understand ongoing operations, underlying business profitability, and facilitate the allocation of resources.

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

In 2021, we updated the calculation of adjusted operating income to add-back share-based payments expense, all acquisition-related costs (including any share based continuing employment costs recognized in acquisition-related costs), amortization of acquired intangible assets, and gain or loss on disposition of property, plant and equipment. We have also adjusted for certain non-recurring advisory, legal and restructuring costs. These adjustments have been applied retrospectively to all periods presented, as applicable.

The following table reconciles adjusted operating income to operating income, which is the most directly comparable GAAP measure in our consolidated financial statements.

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars $000's, except percentages)	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Operating income	$63,954	$53,619	19%	$388,659	$187,638	107%
Share-based payments expense	8,806	5,627	56%	27,833	16,945	64%
Acquisition-related costs	2,031	10,255	(80)%	15,067	16,226	(7)%
Amortization of acquired intangible assets	8,227	6,622	24%	25,185	20,065	26%
Loss (Gain) on disposition of property, plant and equipment and related costs	930	(1,068)	(187)%	(167,737)	(1,311)	12,695%
Loss on redemption of the 2021 Notes and certain related interest expense	—	—	—%	9,664	—	100%
Change in fair value of derivatives	—	—	—%	(1,263)	—	(100)%
Non-recurring advisory, legal and restructuring costs	1,494	680	120%	4,873	920	430%
Adjusted operating income	$85,442	$75,735	13%	$302,281	$240,483	26%
(1)	Please refer to pages 54-56 for a summary of adjusting items during the three and nine months ended September 30, 2022 and September 30, 2021.
(2)	Adjusted operating income represents operating income excluding the effects of adjusting items.

Ritchie Bros.	47

Adjusted Net Income Attributable to Stockholders and Diluted Adjusted EPS Attributable to Stockholders Reconciliation

We believe that adjusted net income attributable to stockholders provides useful information about the growth or decline of our net income attributable to stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS attributable to stockholders eliminates the financial impact of adjusting items from net income attributable to stockholders that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related costs, amortization of acquired intangible assets, management reorganization costs, and certain other items, which we refer to as “adjusting items”.

In 2021, we updated the calculation of diluted adjusted EPS attributable to stockholders to add-back certain adjustments that have been applied retrospectively to all periods presented, as applicable (refer to adjusted operating income reconciliation above).

The following table reconciles adjusted net income attributable to stockholders and diluted adjusted EPS attributable to stockholders to net income attributable to stockholders and diluted EPS attributable to stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements.

(in U.S. dollars $000's, except share and per share data, and percentages)	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Net income attributable to stockholders	$42,909	$32,336	33%	$274,368	$121,273	126%
Share-based payments expense	8,806	5,627	56%	27,833	16,945	64%
Acquisition-related costs	2,031	10,255	(80)%	15,067	16,226	(7)%
Amortization of acquired intangible assets	8,227	6,622	24%	25,185	20,065	26%
Loss (Gain) on disposition of property, plant and equipment and related costs	930	(1,068)	(187)%	(167,737)	(1,311)	12,695%
Loss on redemption of the 2021 Notes and certain related interest expense	—	—	—%	9,664	—	100%
Change in fair value of derivatives	—	—	—%	(1,263)	—	(100)%
Non-recurring advisory, legal and restructuring costs	1,494	680	120%	4,873	920	430%
Related tax effects of the above	(4,544)	(4,672)	(3)%	5,899	(13,798)	(143)%
Adjusted net income attributable to stockholders	$59,853	$49,780	20%	$193,889	$160,320	21%
Weighted average number of dilutive shares outstanding	112,209,535	111,391,396	1%	111,858,095	111,333,247	0%

Diluted earnings per share attributable to stockholders	$0.38	$0.29	31%	$2.45	$1.09	125%
Diluted adjusted earnings per share attributable to stockholders	$0.53	$0.45	18%	$1.73	$1.44	20%
(1)	Please refer to pages 54-56 for a summary of adjusting items during the three and nine months ended September 30, 2022 and September 30, 2021.
(2)	Adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Diluted adjusted EPS attributable to stockholders is calculated by dividing adjusted net income attributable to stockholders, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Ritchie Bros.	48

Adjusted EBITDA

We believe adjusted EBITDA provides useful information about the growth or decline of our net income when compared between different financial periods. We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and it provides management with the ability to monitor its controllable incremental revenues and costs.

In 2021, we updated the calculation of adjusted EBITDA to add-back certain adjustments which have been applied retrospectively to all periods presented, as applicable (refer to adjusted operating income reconciliation above).

The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
			2022 over			2022 over
(in U.S. dollars $000's, except percentages)	2022	2021	2021	2022	2021	2021
Net income	$42,924	$32,357	33%	$274,436	$121,277	126%
Add: depreciation and amortization	24,290	21,907	11%	72,813	64,912	12%
Add: interest expense	9,199	8,807	4%	48,348	26,620	82%
Less: interest income	(1,827)	(375)	387%	(3,242)	(1,009)	221%
Add: income tax expense	14,697	13,057	13%	72,564	42,541	71%
EBITDA	89,283	75,753	18%	464,919	254,341	83%
Share-based payments expense	8,806	5,627	56%	27,833	16,945	64%
Acquisition-related costs	2,031	10,255	(80)%	15,067	16,226	(7)%
Loss (Gain) on disposition of property, plant and equipment and related costs	930	(1,068)	(187)%	(167,737)	(1,311)	12,695%
Change in fair value of derivatives	—	—	—%	(1,263)	—	(100)%
Non-recurring advisory, legal and restructuring costs	1,494	680	120%	4,873	920	430%
Adjusted EBITDA	$102,544	$91,247	12%	$343,692	$287,121	20%
(1)	Please refer to pages 54-56 for a summary of adjusting items during the three and nine months ended September 30, 2022 and September 30, 2021.
(2)	Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, loss (gain) on disposition of property, plant and equipment, terminated and ongoing transaction costs, and excluding the effects of any non-recurring or unusual adjusting items.

Ritchie Bros.	49

Adjusted Net Debt and Adjusted Net Debt/Adjusted EBITDA Reconciliation

We believe that comparing adjusted net debt/adjusted EBITDA on a trailing twelve months basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are noted under “Liquidity and Capital Resources”.

The following table reconciles adjusted net debt to debt, adjusted EBITDA to net income, and adjusted net debt/ adjusted EBITDA to debt/ net income, respectively, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	As at and for the twelve months ended September 30,
					% Change
(in U.S. dollars $millions, except percentages)	2022		2021		2022 over 2021
Short-term debt	$1.6		$18.5		(91)%
Long-term debt	637.3		633.7		1%
Debt	638.9		652.2		(2)%
Less: cash and cash equivalents	(438.8)		(362.6)		21%
Adjusted net debt	200.1		289.6		(31)%
Net income	$305.0		$170.2		79%
Add: depreciation and amortization	95.8		84.3		14%
Add: interest expense	58.7		35.4		66%
Less: interest income	(3.6)		(1.6)		125%
Add: income tax expense	83.4		59.3		41%
EBITDA	539.3		347.6		55%
Share-based payments expense	34.0		21.5		58%
Acquisition-related costs	29.0		22.2		31%
Loss (Gain) on disposition of property, plant and equipment and related costs	(167.9)		(1.3)		12,815%
Change in fair value of derivatives	—		—		—%
Non-recurring advisory, legal and restructuring costs	7.5		0.9		733%
Adjusted EBITDA	$441.9		$390.9		13%
Debt/net income	2.1	x	3.8	x	(45)%
Adjusted net debt/adjusted EBITDA	0.5	x	0.7	x	(29)%
(1)	Please refer to pages 54-56 for a summary of adjusting items during the trailing twelve months ended September 30, 2022 and September 30, 2021.
(2)	Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, loss (gain) on disposition of property, plant and equipment, terminated and ongoing transaction costs, and excluding the effects of any non-recurring or unusual adjusting items.
(3)	Adjusted net debt is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt/Adjusted EBITDA is calculated by dividing adjusted net debt by adjusted EBITDA.

Ritchie Bros.	50

Operating Free Cash Flow (“OFCF”) Reconciliation

We believe OFCF, when compared on a trailing twelve months basis to different financial periods, provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes OFCF as a performance metric. OFCF is also an element of the performance criteria for certain annual short-term and long-term incentive awards.

The following table reconciles OFCF to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	Twelve months ended September 30,
			% Change
(in U.S. dollars $millions, except percentages)	2022	2021	2022 over 2021
Cash provided by operating activities	$277.4	$296.7	(7)%
Property, plant and equipment additions	29.1	11.4	155%
Intangible asset additions	36.3	34.6	5%
Proceeds on disposition of property plant and equipment	(165.4)	(1.8)	9,089%
Net capital spending	$(100.0)	$44.2	(326)%
OFCF	$377.4	$252.5	49%
(1)	OFCF is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	51

Adjusted Return and Adjusted ROIC Reconciliation

We believe that comparing adjusted ROIC on a trailing twelve months basis for different financial periods provides useful information about the after-tax return generated by our investments. Adjusted ROIC is a measure used by management to determine how productively the Company uses its long-term capital to gauge investment decisions.

Previously, we calculated ROIC as net income attributable to stockholders divided by average invested capital. During the quarter ended September 30, 2022, we updated our calculation of ROIC to better align to industry standards. ROIC is now calculated as reported return divided by average invested capital. Reported return is defined as net income attributable to stockholders excluding the impact of net interest expense, tax effected at the Company’s adjusted annualized effective tax rate. We also updated the calculation of average invested capital to include average short term debt.

Similarly, we updated our calculation of adjusted ROIC. Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital. Adjusted return is defined as reported return, updated as noted above, and adjusted for items that we do not consider to be part of our normal operating results, tax effected at the applicable tax rate. Adjusted average invested capital is calculated as average invested capital, updated as noted above, but excludes any long-term debt in escrow.

These changes have been applied retrospectively to all periods presented, as applicable. Accordingly, the Company will no longer report adjusted ROIC excluding escrowed debt as one of our non-GAAP measures as previously labeled.

The following table reconciles adjusted return and adjusted ROIC to net income attributable to stockholders and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the twelve months ended September 30,
			% Change
(in U.S. dollars $millions, except percentages)	2022	2021	2022 over 2021
Net income attributable to stockholders	$305.0	$170.1	79%
Add:
Interest expense	58.7	35.4	66%
Interest income	(3.6)	(1.6)	125%
Interest, net	55.1	33.8	63%
Tax on interest, net	(14.6)	(8.8)	66%
Reported return	$345.5	$195.1	77%

Add:
Share-based payments expense	34.0	21.5	58%
Acquisition-related costs	29.0	22.2	31%
Amortization of acquired intangible assets	33.1	25.7	29%
Loss (Gain) on disposition of property, plant and equipment and related costs	(167.9)	(1.3)	12,815%
Non-recurring advisory, legal and restructuring costs	7.5	0.9	733%
Related tax effects of the above	1.9	(20.0)	(110)%
Change in uncertain tax provision - tax effect	—	1.5	(100)%
Adjusted return	$283.1	$245.6	15%

Short-term debt - opening balance	$18.5	$20.3	(9)%
Short-term debt - ending balance	1.6	18.5	(91)%
Average short-term debt	10.1	19.4	(48)%
Long-term debt - opening balance	633.7	632.6	0%
Long-term debt - ending balance	637.3	633.7	1%
Average long-term debt	635.5	633.2	0%
Stockholders' equity - opening balance	1,061.9	959.5	11%
Stockholders' equity - ending balance	1,238.8	1,061.9	17%
Average stockholders' equity	1,150.4	1,010.7	14%
Average invested capital	$1,796.0	$1,663.3	8%
Adjusted average invested capital	$1,796.0	$1,663.3	8%

ROIC	17.0%	10.2%	680	bps
Adjusted ROIC	15.8%	14.8%	100	bps
(1)	Please refer to pages 54-56 for a summary of adjusting items during the trailing twelve months ended September 30, 2022 and September 30, 2021.

Ritchie Bros.	52

(2)	ROIC is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average short-term, long-term debt and average stockholders’ equity over a trailing twelve months period.
(3)	Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

The following table reconciles adjusted return and adjusted ROIC to net income attributable to stockholders and average invested capital on a quarterly basis, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	As at and for the twelve months ended
	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30
(in U.S. dollars $millions, except percentages)	2022	2022	2022	2021	2021	2021	2021	2020	2020
Net income attributable to stockholders	$305.0	$294.4	$301.8	$151.9	$170.1	$183.2	$175.7	$170.0	$172.8
Add:
Interest expense	58.7	58.3	48.7	37.0	35.4	35.3	35.3	35.6	37.1
Interest income	(3.6)	(2.2)	(1.6)	(1.4)	(1.6)	(1.7)	(1.8)	(2.3)	(3.1)
Interest, net	55.1	56.1	47.1	35.6	33.8	33.6	33.5	33.3	34.0
Tax on interest, net	(14.6)	(14.8)	(12.3)	(9.1)	(8.8)	(8.8)	(9.0)	(9.1)	(8.9)
Reported return	$345.5	$335.7	$336.6	$178.4	$195.1	$208.0	$200.2	$194.2	$197.9

Add:
Share-based payments expense	34.0	30.8	24.7	23.1	21.5	24.4	23.3	21.9	17.6
Acquisition-related costs	29.0	37.3	36.9	30.2	22.2	12.0	8.9	6.0	-
Amortization of acquired intangible assets	33.1	31.5	29.9	28.0	25.7	24.1	22.2	21.1	21.0
Loss (Gain) on disposition of property, plant and equipment and related costs	(167.9)	(169.9)	(171.2)	(1.4)	(1.3)	(0.5)	(1.6)	(1.6)	(1.6)
Change in fair value of derivatives	—	-	-	1.2	-	-	-	-	-
Non-recurring advisory, legal and restructuring costs	7.5	6.6	5.8	3.5	0.9	4.2	3.9	3.9	3.9
Related tax effects of the above	1.9	1.8	3.2	(20.3)	(20.0)	(23.3)	(23.7)	(20.5)	(17.2)
Change in uncertain tax provision - tax effect	—	-	-	-	1.5	1.5	7.8	7.8	6.2
Adjusted return	$283.1	$273.8	$265.9	$242.7	$245.6	$250.4	$241.0	$232.8	$227.8

Short-term debt - opening balance	$18.5	$35.2	$25.9	$29.1	$20.3	$22.0	$33.1	$4.7	$5.8
Short-term debt - ending balance	1.6	8.6	22.1	6.1	18.5	35.2	25.9	29.1	20.3
Average short-term debt	10.1	21.9	24.0	17.6	19.4	28.6	29.5	16.9	13.1
Long-term debt - opening balance	633.7	636.5	636.7	636.7	632.6	632.0	630.5	645.5	689.3
Long-term debt - ending balance	637.3	644.4	1,582.0	1,737.4	633.7	636.5	636.7	636.7	632.6
Less: long-term debt in escrow	—	-	(939.8)	(933.5)	-	-	-	-	-
Adjusted ending long-term debt	637.3	644.4	642.2	803.9	633.7	636.5	636.7	636.7	632.6
Average long-term debt	635.5	640.5	1,109.4	1,187.1	633.2	634.3	633.6	641.1	661.0
Adjusted average long-term debt	635.5	640.5	639.5	720.3	633.2	634.3	633.6	641.1	661.0
Stockholders' equity - opening balance	1,061.9	1,056.3	1,005.5	1,007.2	959.5	899.1	839.8	901.8	838.2
Stockholders' equity - ending balance	1,238.8	1,244.1	1,225.0	1,070.7	1,061.9	1,056.3	1,005.5	1,007.2	959.5
Average stockholders' equity	1,150.4	1,150.2	1,115.3	1,039.0	1,010.7	977.7	922.7	954.5	898.9
Average invested capital	$1,796.0	$1,812.6	$2,248.7	$2,243.7	$1,663.3	$1,640.6	$1,585.8	$1,612.5	$1,573.0
Adjusted average invested capital	$1,796.0	$1,812.6	$1,778.8	$1,776.9	$1,663.3	$1,640.6	$1,585.8	$1,612.5	$1,573.0

ROIC	17.0%	16.2%	13.4%	6.8%	10.2%	11.2%	11.1%	10.5%	11.0%
Adjusted ROIC	15.8%	15.1%	14.9%	13.7%	14.8%	15.3%	15.2%	14.4%	14.5%
(1)	Please refer to pages 54-56 for a summary of adjusting items during the trailing twelve months for each quarter presented above.
(2)	ROIC is calculated as net income attributable to stockholders divided by average invested capital. We calculate average invested capital as the average short-term, long-term debt and average stockholders’ equity over a trailing twelve months period.
(3)	Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	53

Adjusting Items Non-GAAP Measures

In 2021, we began adjusting for share-based payment expenses, amortization of acquired intangible assets and all gains or losses on disposition of property, plant and equipment, which we did not consider to be part of our normal operating results. These adjustments in 2021 have been applied retrospectively to all periods presented.

Adjusting items during the trailing twelve months ended September 30, 2022 were:

Recognized in the third quarter of 2022

●	$8.8 million share based payments expense.
●	$2.0 million of acquisition-related costs primarily relating to the share-based continuing employment costs for the acquisitions of Rouse and SmartEquip.
●	$8.2 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$0.9 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, offset by $0.3 million gain on disposition of property, plant and equipment in the quarter.
●	$1.5 million of non-recurring advisory, legal and restructuring costs, which include $1.1 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team during the first quarter of 2022, driven by our strategy to build a new digital technology platform, and $0.1 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the second quarter of 2022

●	$13.6 million share based payments expense.
●	$3.4 million of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$8.4 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$1.2 million gain on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, and $0.1 million gain on disposition of property, plant and equipment in the quarter.
●	$9.7 million loss on redemption of the 2021 Notes and certain related interest expense includes (a) $4.8 million of loss on redemption of the 2021 Notes due to a difference between the reacquisition price of the 2021 Notes and the net carrying amount of the extinguished debt (primarily the write off of the unamortized debt issuance costs), (b) $0.7 million of deferred debt issuance costs written off due to the expiry of the undrawn $205.0 million DDTL Facility in the quarter, and (c) non-recurring interest expense of $4.2 million incurred in the quarter relating to the 2021 Notes, which were redeemed as a result of the discontinued Euro Auctions acquisition in April 2022.
●	$1.1 million of non-recurring advisory, legal and restructuring costs, which include $0.6 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, and $0.2 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Ritchie Bros.	54

Recognized in the first quarter of 2022

●	$5.4 million share based payments expense.
●	$8.5 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$169.8 million gain recognized on the disposition of property, plant and equipment of which $169.1 million related to the sale of a property located in Bolton, Ontario.
●	$9.6 million of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$1.3 million gain due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.3 million of non-recurring advisory, legal and restructuring costs, which include $0.9 million related to severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, $0.5 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million of SOX remediation costs, and $0.6 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the fourth quarter of 2021

●	$6.2 million share based payments expense.
●	$7.9 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$14.0 million of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$0.1 million gain recognized on the disposition of property, plant and equipment
●	$1.3 million loss due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.6 million of non-recurring advisory, legal and restructuring costs, which include $1.4 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.7 million of SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, and $0.5 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Ritchie Bros.	55

Adjusting items during the trailing twelve months ended September 30, 2021 were:

Recognized in the third quarter of 2021

●	$5.6 million share based payments expense.
●	$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$10.3 million of acquisition-related costs related to the acquisitions of Rouse, and SmartEquip and proposed acquisition of Euro Auctions.
●	$1.1 million gain recognized on the sale of a property in Denver, Colorado.
●	$0.7 million of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the third quarter of 2021.

Recognized in the second quarter of 2021

●	$7.5 million share based payments expense.
●	$6.8 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$3.0 million of acquisition-related costs related to the acquisition of Rouse.
●	$0.2 million gain recognized on the disposition of property, plant and equipment
●	$0.2 million of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the second quarter of 2021.

Recognized in the first quarter of 2021

●	$3.8 million share based payments expense.
●	$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$2.9 million of acquisition-related costs related to the acquisition of Rouse.

Recognized in the fourth quarter of 2020

●	$4.6 million share based payments expense.
●	$5.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$6.0 million of acquisition-related costs related to the acquisition of Rouse.
●	$1.5 million of current income tax expense recognized related to an unfavourable adjustment to reflect final regulations published in the second quarter of 2020 regarding hybrid financing arrangements.

Ritchie Bros.	56

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2022 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on our website at www.rbauction.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as at September 30, 2022. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of September 30, 2022, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

On November 2, 2021, the Company completed the acquisition of SmartEquip. SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. The Company is in the process of incorporating SmartEquip into its system of internal control over financial reporting. SmartEquip’s total assets and revenues constituted 7.0% and 1.3%, respectively, of the Company’s total assets and revenues as shown in its consolidated financial statements for the three month period ended September 30, 2022.

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	57

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

There were no material changes in risk factors during the three months or nine months ended September 30, 2022, except as outlined below.

Risks Related to the Proposed Acquisition of IAA

The pendency of our acquisition of IAA or our failure to complete such acquisition could have a material adverse effect on our business, results of operations, financial condition and stock price.

On November 7, 2022, we entered into an Agreement and Plan of Merger and Reorganization with IAA, US Holdings, Merger Sub 1 and Merger Sub 2 (the “Merger Agreement”), providing for our acquisition of IAA. Consummation of the acquisition is subject to the satisfaction of various conditions, including, among other things, (1) the approval of the issuance of our common shares by the affirmative vote of a majority of the votes cast by holders of our outstanding common shares, (2) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of IAA’s common stock, (3) certain approvals, clearances and/or expirations of waiting periods under applicable antitrust laws and (4) other customary closing conditions.

The acquisition may be delayed, and may ultimately not be completed, due to a number of factors, including the failure to satisfy these conditions to the completion of the acquisition, or the possibility that a material adverse effect on our business or IAA’s business would permit IAA or us, respectively, not to close the acquisition. There is no assurance that all of the various conditions will be satisfied or waived, or that the acquisition will be completed on the proposed terms, within the expected timeframe, or at all. Also, potential litigation filed against us or IAA could prevent or delay the completion of the acquisition or result in the payment of damages following completion of the acquisition.

In the event that the proposed acquisition is not consummated or is materially delayed for any reason, we will have spent considerable time and resources, and incurred substantial costs related to the acquisition, many of which must be paid even if the acquisition is not completed. If the acquisition is not completed, our business and stockholders would be exposed to additional risks, including, but not limited to:

•

to the extent that the market price of our common shares reflects an assumption that the acquisition will be completed, the price of our common shares could decrease if the acquisition is not completed;

•

investor confidence could decline, litigation could be brought against us, relationships with existing and prospective sellers, customers, service providers, investors and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending acquisition; and

●	the requirement that we pay a termination fee of $189 million if the Merger Agreement is terminated under certain circumstances.

Also, during the period prior to the closing of the acquisition, our business will be exposed to certain inherent risks due to the potential impact of the announcement or pendency of the acquisition on our business, financial condition and operating results, including, but not limited to:

•	the possibility of disruption to our business and operations, including diversion of management attention and resources;

Ritchie Bros.	58

•

the inability to attract and retain key personnel, and the possibility that our current employees could be distracted and their productivity decline, due to uncertainty regarding the pending acquisition;

•	the inability to pursue alternative business opportunities or make material changes to our business pending the completion of the acquisition;
•	the amount of the costs, fees, expenses and charges related to the acquisition; and
•

other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions, capital markets and interest rates that may affect the timing or success of the proposed acquisition.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are generally required to use reasonable efforts to conduct our business in the ordinary course in all material respects, and are restricted from taking certain actions set forth in the Merger Agreement without IAA’s prior consent. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets that would reasonably be expected to delay or impair the consummation of the acquisition, dispose of certain assets, reclassify or issue certain securities, and pay dividends (other than our regular quarterly dividend). These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

We may experience difficulties in integrating our operations with those of IAA and realizing the expected benefits of the acquisition.

The success of the proposed acquisition of IAA, if completed, will depend in part on our ability to realize the anticipated business opportunities and cost synergies from combining with IAA in an efficient and effective manner. We may not realize these business opportunities and cost synergies to the extent expected or at all. Further, our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. The post-closing integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of IAA’s business with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed transaction, and our business, results of operations and financial condition could be adversely affected.

We will incur a substantial amount of debt to complete the acquisition, which could have a material adverse effect on our business, cash flows and financial condition.

We will incur significant debt to complete the acquisition of IAA including borrowing up to $2.8 billion under the Bridge Loan Facility or pursuant to other permanent financing that replaces such facility, which may include the issuance of debt securities and/or one or more senior term loan facilities. We will also have a $750 million Backstop Revolving Facility in place immediately following the acquisition. Our ability to make payments on our debt, fund our other liquidity needs and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. If our cash flows and capital resources are insufficient to fund debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. The degree to which we are currently leveraged and will be leveraged following the completion of the acquisition of IAA could have important consequences for stockholders. For example, it could:

●	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
●	require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends and other corporate purposes;
●	increase our vulnerability to general adverse economic or industry conditions;
●	expose us to the risk of increased interest rates for any borrowings at variable rates of interest;

Ritchie Bros.	59

●	limit our flexibility in planning for and reacting to changes in our industry; and
●	place us at a competitive disadvantage compared to businesses in our industry that have less debt.

Additionally, our debt agreements, including any agreements that we may enter into in connection with the proposed acquisition of IAA, may contain a number of covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

Significant costs have been incurred and are expected to be incurred in connection with the consummation of the acquisition of IAA.

We expect to incur one-time costs in connection with integrating our operations, products and personnel with those of IAA, in addition to costs related directly to completing the acquisition. Additional unanticipated costs may be incurred as we integrate our business with IAA following the closing. Although we expect the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with IAA, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term or to the extent anticipated.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

Ritchie Bros.	60

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
10.1*	Strategic Alliance and Remarketing Agreement, entered into as of August 29, 2016, by and between the Company, IronPlanet, Inc. and Caterpillar, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T , for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

* Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

Ritchie Bros.	61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: November 7, 2022	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: November 7, 2022	By:	/s/ Eric Jacobs
Eric Jacobs
Chief Financial Officer

Ritchie Bros.	62