Form 10-K
period 2022-12-31
RITCHIE BROS AUCTIONEERS INC
filed 2023-02-21
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) was approximately $7,200,381,824. The number of common shares of the registrant outstanding as of February 17, 2023, was 111,142,700.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2022, in connection with the registrant’s 2022 Annual and Special Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-K

For the year ended December 31, 2022

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K of Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These statements are based on our current expectations and estimates about our business and markets, and may include, among others, statements relating to:

●	our future strategy, objectives, targets, projections and performance;
●	our ability to drive shareholder value;
●	potential growth and market opportunities;
●	our internet initiatives and the level of participation in our auctions by internet bidders, and the success of our online marketplaces;
●	our ability to grow our businesses, acquire new customers, enhance our sector reach, drive geographic depth, and scale our operations;
●	the impact of our initiatives, services, investments, and acquisitions on us and our customers;
●	the severity, magnitude and duration of the COVID-19 pandemic (“COVID-19”) and the direct and indirect impact of such pandemic on our operations and personnel, commercial activity and demand across our business and our customers' businesses, as well as responses to the pandemic by the government, business and consumers;
●	the acquisition or disposition of properties;
●	potential future mergers and acquisitions, including the proposed acquisition of IAA, Inc. (“IAA”);
●	our expected indebtedness in connection with the proposed acquisition of IAA;
●	the impact of our new initiatives, services, investments, and acquisitions on us and our customers;
●	our future capital expenditures and returns on those expenditures;
●	our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our existing services and support additional value-added service offerings;
●	the supply trend of equipment in the market and the anticipated price environment for late model equipment, as well as the resulting effect on our business and Gross Transaction Value (“GTV”);
●	fluctuations in our quarterly revenues and operating performance resulting from the seasonality of our business;
●	our compliance with all laws, rules, regulations, and requirements that affect our business;
●	effects of various economic, financial, industry, and market conditions or policies, including inflation, the supply and demand for property, equipment, or natural resources;
●	the geopolitical situation in Eastern Europe in light of Russia’s invasion of Ukraine;
●	the behavior of equipment pricing;
●	the relative percentage of GTV represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;
●	the projected increase to our fee revenues as a result of the harmonization of our fee structure;
●	our future capital expenditures and returns on those expenditures;
●	the effect of any currency exchange and interest rate fluctuations on our results of operations;
●	the grant and satisfaction of equity awards pursuant to our compensation plans;
●	any future declaration and payment of dividends, including the special dividend to be paid to our shareholder in connection with the proposed acquisition of IAA, and the tax treatment of any such dividends;
●	financing available to us from our credit facilities or other sources, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and
●	our ability to satisfy our present operating requirements and fund future growth through existing working capital, credit facilities and debt.

Ritchie Bros.	1

While we have not described all potential risks related to our business and owning our common shares, the factors discussed in “Part I, Item 1A: Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2022 are among those that may affect our performance materially or could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K:

Risks Related to the Proposed Acquisition of IAA

●	The pendency of our acquisition of IAA or our failure to complete such acquisition could have a material adverse effect on our business, results of operations, financial condition and stock price.
●	While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
●	We may experience difficulties in integrating our operations with those of IAA and realizing the expected benefits of the acquisition.
●	We will incur a substantial amount of debt to complete the acquisition of IAA, which could have a material adverse effect on our business, cash flows and financial condition.
●	Significant costs have been incurred and are expected to be incurred in connection with the consummation of the acquisition of IAA.

Risks Related to Our Business

●	We may not realize the anticipated benefits of, and synergies from, acquisitions and may become responsible for certain liabilities and integration costs as a result.
●	Damage to our reputation could harm our business.
●	We may incur losses as a result of our guarantee and inventory contracts and advances to consignors.
●	The availability and performance of our technology infrastructure, including our websites, is critical to our business and continued growth.
●	Consumer behavior is rapidly changing, and if we are unable to successfully adapt to consumer preferences and develop and maintain a relevant and reliable inventory management and multichannel disposition experience for our customers, our financial performance and brand image could be adversely affected.
●	We rely on data provided by third parties, the loss of which could limit the functionality of certain of our platforms and disrupt our business.
●	Government regulation of the Internet and e-commerce is evolving, and unfavorable changes in this or other regulations could substantially harm our business and results of operations.
●	If our ability, or the ability of our third party service partners, cloud computing platform providers or third party data center hosting facilities, to safeguard the reliability, integrity and confidentiality of our and their information technology systems is compromised, if unauthorized access is obtained to our systems or customers’, suppliers', counterparties' and employees' confidential information, or if authorized access is blocked or disabled, we may incur significant reputational harm, legal exposure, or a negative financial impact.
●	Our future expenses may increase significantly and our operations and ability to expand may be limited as a result of licenses, laws and regulations governing auction sites, environmental protection, international trade and other matters.
●	Losing the services of one or more key personnel or the failure to attract, train and retain personnel could materially affect our business.
●	Failure to maintain safe sites could materially affect our business and reputation.
●	Income and commodity tax amounts, including tax expense, may be materially different than expected and there is a trend by global tax collection authorities towards the adoption of more aggressive laws, regulations, interpretations and audit practices.
●	Our substantial international operations expose us to foreign exchange rate fluctuations that could harm our results of operations.

Ritchie Bros.	2

●	Our business operations may be subject to a number of federal and local laws, rules and regulations including export control regulations.
●	Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the Corruption of Foreign Public Officials Act, or the CFPOA, and similar laws associated with our activities outside of the U.S. could subject us to penalties and other adverse consequences.
●	We are pursuing a long-term growth strategy that may include acquisitions and developing and enhancing an appropriate sales strategy, which requires upfront investment with no guarantee of long-term returns.
●	We are regularly subject to general litigation and other claims, which could have an adverse effect on our business and results of operations.
●	Privacy concerns and our compliance with current and evolving domestic or foreign laws and regulations regarding the processing of personal information and other data may increase our costs, impact our marketing efforts or decrease adoption and use of our products and services, and our failure to comply with those laws and regulations may expose us to liability and reputational harm.
●	Our business continuity plan may not operate effectively in the event of a significant interruption of our business.
●	Our insurance may be insufficient to cover losses that may occur as a result of our operations.
●	Our business operations, results of operations, cash flows and financial performance may continue to be affected by the COVID-19 pandemic.
●	Certain global conditions may affect our ability to conduct successful events.

Financial Risks

●	Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price.
●	We have substantial indebtedness, and the degree to which we are leveraged may materially and adversely affect our business, financial condition and results of operations.
●	Our debt instruments have restrictive covenants that could limit our financial flexibility.
●	Our operating results are subject to quarterly variations.

Risks Related to Our Intellectual Property

●	We may be unable to adequately protect or enforce our intellectual property rights, which could harm our reputation and adversely affect our growth prospects.
●	Our use of open source software could subject us to risks, including with respect to the terms of open source licenses.

Risks Related to Our Industry

●	Competition could result in reductions in our future revenues and profitability.
●	Decreases in the supply of, demand for, or market values of used equipment, could harm our business.

Risks Related to Our Organization and Governance

●	Our articles, by-laws, shareholder rights plan and Canadian law contain provisions that may have the effect of delaying or preventing a change in control.
●	U.S. civil liabilities may not be enforceable against us, our directors, or our officers.
●	We are governed by the corporate laws of Canada which in some cases have a different effect on shareholders than the corporate laws of Delaware.

Ritchie Bros.	3

PART I

ITEM 1:       BUSINESS

Company Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) was founded in 1958 in Kelowna, British Columbia, Canada and is a world leader in asset management and disposition technologies for commercial assets, used equipment and other assets. Our expertise, unprecedented global reach, market insights, and trusted portfolio of brands provide us with a unique position within the used equipment market.

Through our unreserved auctions, online marketplaces, listings, and private brokerage services, we sell a broad range of primarily used commercial and industrial assets, as well as government surplus. Construction and commercial transportation assets comprise the majority of the equipment sold by GTV dollar value, though we sell a wide variety of assets. Customers selling equipment through our sales channels include end users (such as construction companies), equipment dealers, original equipment manufacturers (“OEMs”) and other equipment owners (such as rental companies). Our customers participate in a variety of sectors, including construction, commercial transportation, agriculture, energy, and natural resources.

We also provide our customers with a wide array of value-added services aligned with our growth strategy to create a global marketplace for used equipment services and solutions. Our other services include equipment financing, asset appraisals and inspections, online equipment listings, logistical services, and ancillary services such as equipment refurbishment. We offer our customers asset technology solutions to manage the end-to-end disposition process of their assets and provide market data intelligence to make more accurate and reliable business decisions. Additionally, we offer our customers an innovative technology platform that supports equipment lifecycle management and parts procurement integration with both original equipment manufacturers and dealers, as well as a software as a service platform for end-to-end parts procurement, and access to digital catalogs and diagrams.

We operate globally with locations in 13 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands, and maintain a presence in 42 countries where customers can sell from their own yards. We employ more than 2,800 full-time employees worldwide.

Proposed Acquisition of IAA

On November 7, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization, which was subsequently amended on January 22, 2023 (the “Merger Agreement”), pursuant to which it agreed to acquire IAA, Inc., a leading global digital marketplace connecting vehicle buyers and sellers. IAA stockholders will receive $12.80 in cash and 0.5252 common shares of the Company for each share of IAA common stock they own. Accordingly, the Company will (i) issue approximately 70.3 million shares of its common stock to the stockholders of IAA and (ii) pay to the stockholders of IAA approximately $1.7 billion in cash consideration. In addition, the Company will repay approximately $1.2 billion of IAA’s net debt. The acquisition of IAA is expected to close in the first half of 2023, subject to the satisfaction of various conditions, including, among other things, (1) the approval of the issuance of our common shares by the affirmative vote of a majority of the votes cast by holders of our outstanding common shares, (2) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of IAA’s common stock, and (3) other customary closing conditions.

The Company plans to fund the proposed acquisition of IAA through a combination of cash, borrowings under its credit facilities and proceeds from the sale of debt securities. In connection with the Merger Agreement, the Company entered into a debt commitment letter with certain financial institutions that committed to provide, subject to certain terms and conditions, the bridge loan facility in an aggregate principal amount of up to $2.8 billion and a backstop senior secured revolving credit facility in an aggregate principal amount of up to $750.0 million. On December 9, 2022, the Company subsequently closed an amendment to its existing credit agreement with a syndicate of lenders pursuant to which, among other things, the Company obtained (a) amendments to the facility to specifically permit the proposed acquisition of IAA (b) commitments for a term loan A facility in an aggregate principal amount of up to $1.8 billion to be used to finance the proposed IAA acquisition and (c) the ability to borrow up to $200.0 million of the revolving facility on a limited conditionality basis to finance the proposed IAA acquisition. The amendment allowed the Company to permanently terminate the backstop senior revolving credit commitments and reduce the senior secured bridge facility commitments by the amount of the term loan A facility and the amount of the existing term loans under the existing credit agreement.

Ritchie Bros.	4

On January 23, 2023, the Company announced that it expects to approve the payment of a one-time special dividend to the Company’s shareholders in the amount of $1.08 per share, contingent upon the completion of the merger and consent of the TSX. IAA stockholders will not be entitled to receive the special dividend with respect to any of the Company’s common shares received as consideration. We will not pay the special dividend if the Merger Agreement is terminated or if the merger is not completed. Furthermore, if the Merger Agreement is terminated under specified circumstances, the Company or IAA may be required to pay the other a termination amount of $189 million or the Company may be required to reimburse IAA for its out-of-pocket expenses incurred in connection with the Merger Agreement up to an aggregate amount of $5 million.

We believe that the proposed acquisition of IAA accelerates our journey to become the trusted global marketplace for insights, services and transaction solutions. The transaction is expected to diversify our customer base by providing the Company with a significant presence in the vehicle remarketing vertical that has strong industry fundamentals with proven secular growth. We believe that the combination will accelerate our growth and strategic vision to create a next-generation global marketplace for commercial assets and vehicles, supported by advanced technologies and data analytics. Additionally, our management team has extensive experience in the automotive and insurance ecosystem, which we believe will help shape the go-forward customer experience. With enhanced scale and an expanded addressable market, the Company believes it will be able to drive additional GTV growth through its platforms and auction sites, in turn generating more insights for its customers and expanding the adoption of our other high-margin tech-enabled services.

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

We do not have any operations in Russia or Ukraine or any material operations in neighboring countries. We have a limited number of direct customers in the effected region and have sourced a limited number of assets in 2022 from neighboring countries to sell through our operations. However, we cannot estimate the extent of the ongoing conflict’s impacts or future developments, including the continued evolution of military activity and sanctions imposed with Russia’s invasion of Ukraine, which could adversely affect the domestic economy generally and our business specifically.

Impact of Inflation on Our Business

Inflation impacted our global business operations in 2022, with the rise of costs in freight, fuel, supplies, labor, non-durable goods and consumables at our yards and in our operations. Our travel costs have also increased, partly due to higher travel activity post pandemic, increased travel to support our growth strategy and acquisitions, as well as due to inflation. In addition, we have seen an increase in labor costs with the labor market remaining fairly strong. We expect inflationary pressures to continue into 2023 and we regularly evaluate operational productivity improvements that may offset these pressures while continuing to drive growth and strong financial performance.

The United States Federal Reserve is also continuing to raise interest rates, contributing to a stronger U.S. dollar, which has had an unfavorable impact on the translation of some of our operations to a U.S. dollar presentation currency, particularly in Canada, Europe and Australia.

Impact of COVID-19 and Supply Chain Constraints to Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic (“COVID-19”). In response, we transitioned all of our traditional live onsite auctions to online bidding utilizing our existing online bidding technology. In 2022, with the lifting of travel restrictions and quarantine requirements we began to return to live in-person onsite bidding at some of our auction events, offering both onsite and online bidding, and we significantly improved our ability to move equipment to and from our auction sites and across borders. However, we also saw heightened transportation costs, extended lead times and supply chain delays and disruptions, negatively impacting our business and the buying and selling behaviours of our customers. Supply of equipment was

Ritchie Bros.	5

tight with increased constraints as our customers were delaying disposition of aged equipment and turnover of equipment slowed down, primarily from lease and rental companies. In our operations, we also incurred higher maintenance costs from the delay in turnover of our leased vehicle fleets. These impacts were partly due to the impact of COVID -19, but also partly due to other more recent macroeconomic factors such as inflation and the Russian-Ukraine conflict.

Strategy

Our strategy to become the trusted global marketplace for insights, services and transaction solutions for commercial assets and vehicles will help us address the large and fragmented used equipment marketplace that we operate in today. We believe our strategy will help us unlock significant growth opportunities by building on Ritchie Bros.’ core business and expanding into additional services. We are building on our position as a trusted advisor to our customers by evolving from transactional selling to meeting the needs of our customers through solution selling.

We see significant growth opportunities ahead by becoming the trusted global marketplace for insights, services, and transaction solutions for commercial assets and vehicles. This represents not a shift, but an expansion of our transaction solutions for which we are already well known. We value our long-tenured relationships with our customers, and the trust they have in our brand and platform. We are leveraging our sales channels to create a global marketplace for services and solutions that help our customers gain the insights they need to make decisions and run their businesses. We also intend to offer complimentary third-party services on our platform where it will help our customers.

This strategy is supported by five strategic pillars on which we will build our future success:

The trusted global marketplace
for insights, services and transaction solutions
for commercial assets and vehicles.
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

Ritchie Bros.	6

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

Auctions and Marketplace

The tables below illustrate the various channels and brand solutions available under our Auctions and Marketplaces (“A&M”) segment.

Channels	Brand Solutions	Description of Offering
Live Onsite Auctions		Live unreserved onsite auctions, with live online simulcast, where we have care, custody and control of consignors’ assets
Online Auctions and Marketplaces		Online marketplace for selling and buying used equipment
Online marketplace offering multiple price and timing options
Online marketplace for the sale of government and military assets
Brokerage Service		Confidential, negotiated sale of large equipment

Ritchie Bros.	7

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

We collectively refer to guarantee and inventory contracts as underwritten or “at-risk” contracts. In 2022, our underwritten business accounted for approximately 19% of our GTV, compared to 18% in 2021 and 20% in 2020.

Value-added services

We also provide a wide array of value-added services to make the process of selling and buying equipment convenient for our customers. In addition to the other services listed in the table below, we also provide the following value-added services to our customers:

●	conducting title searches, where registries are commercially available, to ensure equipment is sold free and clear of all liens and encumbrances (if we are not able to deliver clear title, we provide a full refund up to the purchase price to the buyer);
●	making equipment available for inspection, testing, and comparison by prospective buyers;
●	displaying high-quality, zoomable photographs of equipment on our website;
●	providing 360-degree video inspection technology to increase buyer confidence in equipment being purchased;
●	providing industry-leading professional equipment inspections and reports;
●	providing free detailed equipment information on our website for most equipment;
●	providing access to insurance and powertrain warranty products;
●	providing access to commercial transportation companies and customs brokerages through our logistical services;
●	handling all pre-auction marketing, as well as collection and disbursement of proceeds;
●	providing equipment sales and rental data intelligence and performance benchmarking solutions; and
●	providing an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers and dealers.

Our IronClad Assurance equipment condition certification provides online marketplace buyers with information on the condition of the equipment that includes, but is not limited to, providing buyers with pictures and comprehensive inspection information of key systems and components.

Ritchie Bros.	8

Other Services

The tables below illustrate the various services and brand solutions available under our other services segment.

Service	Brand Solutions	Description of Offering
Financial Service		Loan origination service that uses a brokerage model to match loan applicants with appropriate financial lending institutions
Appraisal Service		Unbiased, certified appraisal services
Inspection Service		Truck and lease return inspection services
Online Listing Service		Online equipment listing service and B2B dealer portal
Ancillary Services		Repair, paint, and other make-ready services
Logistical Service		End-to-end transportation and customs clearance solution for sellers and buyers with shipping needs
Software Service		Cloud-based platform to manage end-to-end disposition
Data Service		A leading provider of construction equipment market intelligence
Parts Service		Digital marketplace connecting equipment owners with parts manufacturers

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

Competition

Competition Overview

The global used equipment market is highly fragmented with total annual global used equipment volumes estimated at more than $300.0 billion. We estimate the used equipment auction segment is $30 billion. Ritchie Bros. is the largest auction company with approximately $6.0 billion in GTV volume in 2022. We compete based on breadth, brand reputation, security, technology, and global reach of our services, as well as in the variety of contracts and methods and channels of selling equipment. In addition to the auction segment, other major segments include brokers, as well as the retail segment which includes OEMs, OEM dealers, rental companies and large strategic accounts. We also compete with private sales – often securing new business from equipment owners who had previously tried selling their equipment privately. Given the fragmentation in the auction market as well as upstream opportunities in private sales and retail, there is significant opportunity for growth.

Ritchie Bros.	9

Competitive Advantages

Our key strengths provide distinct competitive advantages and have enabled us to achieve significant and profitable growth over the long term.

Global Platform

We pride ourselves on our ability to connect buyers and sellers through our digital channels, as well as a global network of over 40 auction sites in 13 countries, including the U.S., Canada, Australia, the United Arab Emirates, and the Netherlands. Our online bidding technology and Ritchie Bros. website are currently available in 10 and 22 languages, respectively. Our global presence allows us to generate deep pools of liquidity for transactions enabling global market pricing for our equipment sellers, helping to deliver strong and efficient price realization for assets.

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

In addition to transaction solutions, Ritchie Bros. offers a variety of value-added services to our customers including financial services, market data, valuation insights, inspections, appraisals, commercial transportations, refurbishment and digital parts procurement.

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

Ritchie Bros.	10

Our People

Human Capital

At December 31, 2022, we employed approximately 2,800 full-time employees (up 3.7% from 2021) and 1,400 part-time employees (down 12.5%) worldwide, representing approximately 67% and 33%, respectively, of our global workforce. We also periodically hire contractors as needed to support our auctions, various businesses, and other projects.

Of our total full-time employees, 966 people work locally in the field to support our global auction operations (2021: 950) and 421 people are focused on sales and solutions for our customers (2021: 394).

Development and Engagement

We believe that our people are our greatest asset and that engaged employees are paramount to the health and success of our business. We invest in a variety of training, development and engagement practices to deliver on our growth agenda and create more leaders.

In 2022, we invested $1.4 million in employee development (2021: $1.7 million) and $0.6 million in development for sales employees (2021: $1.3 million). All full-time employees are encouraged to have development plans that focus on functional and career growth. We provide all our employees access to instructor-led courses, as well as a library of over 3,000 online courses, videos, books, and resources for ongoing personal, functional, and professional growth. In addition, our Tuition Reimbursement program provides tuition assistance to eligible employees for professional development courses outside of the organization. We have curated tools and resources and developed training programs to provide our leaders and employees with the skills to successfully work remotely and manage the challenges in these uncertain times. We check in with our employees through pulse surveys and communicate through distribution of a weekly newsletter named #RitchieStrong. Our newsletter, which comes directly from our CEO to all of our employees, promotes our successes, highlights our people and encourages social distancing and safety practices. Each newsletter ends with a reminder that employees can raise comments and ask questions directly to our CEO via email.

During 2022, we achieved the following objectives to strengthen the development and engagement of our people:

1.	Continued roll out of PRINT®, a human motivation model, to our people-leaders and their teams to gain insights on what drives them so that they can operate at their highest level;
2.	Rolled out the Diversity, Equity & Inclusion training, delivered by Eagle’s Flight Creative Training Excellence Inc., to our leaders to understand personal biases and create an inclusive environment. To date, 62% of our senior-leaders and 41% of our people-leaders have completed the training. Our facilitators became certified to deliver the training to our employees in the third quarter of 2022 and accordingly, 11% of our employees have completed the training. We will continue to deliver the training throughout 2023;
3.	Continued quarterly performance conversations to drive performance and engagement with a simplified year-end review process without performance ratings to allow for more meaningful conversations about accomplishments, values and opportunities; and
4.	Launched a new sales coverage model for North America and a long tail sales team. As a result, we conducted six new hire bootcamp workshops.

Ritchie Bros.	11

We continue to look for ways to create on the-job learning opportunities so that our employees feel invested and engaged. Employees are involved in strategic initiatives and finding ways to better serve our customers and each other.

Health & Safety

Our objective is to keep our people healthy and safe – to send everyone home, every day, the way they came to work.

All new employees are required to complete a safety onboarding training that captures our health and safety programs, our policy statement and provides an overview of our global Employee Health and Safety (“EHS”) policies and expectations. Our 2022 completion rate for the safety onboarding program was 93.4% (2021: 98%).

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

Daily, our employees conduct either a field level hazard assessment or complete a risk identification card to identify risks relating to the performance of their roles. These risk identification cards are monitored by our yard managers and/or our regional operations managers and corrective actions are taken to ensure that the risk is reduced or eliminated. During 2022 we had over 17,000 (2021: 14,000) risk identification cards completed by our staff.

We also conduct annual online safety training with employees who perform certain operational tasks. In 2022, our completion rate for this training was 91% (2021: 98.5%). In 2022 we switched platforms on which the training was provided, and as a result the online safety training was only available from January to June contributing to the lower completion rate. Additionally, in 2022, managers at our sites were also required to complete a series of online courses as part of their professional development. In 2022, we had a completion rate of over 94% (2021: 94.5%).

We also measure our Total Recordable Injury Rate (“TRIR”) which measures the number of reportable incidences per 100 full-time workers during the year. Our annual TRIR goal is to meet or do better by being below the industrial average. TRIR for 2022 was 1.14 (2021: 1.38), which was below the industrial average.

Every region within our organization also has a Safety Steering team that provides feedback on our safety journey and assists in identifying issues or concerns that may arise. Our success in health and safety relies on everyone taking an active role in the development and implementation of our programs, participating in training and providing feedback on our progress in our safety journey.

Diversity & Inclusion

We aspire to have a culture that fosters respect, inclusion and opportunity for growth for all, where everyone feels like they belong. Specifically, we want our teams to understand the strength of diversity, the power that comes from an inclusive environment and the effect it can have on our teams, customers and stakeholders. Outlined below are the initiatives that demonstrate our dedication to diversity, equity and inclusion (“DE&I”).

Gender Diversity and Equality

We continue to be committed to gender diversity. Representation of women at our most senior executive leadership level is at 33% (2021: 40%). We also continue to maintain strong representation of women at the Board of Directors level with four (out of nine) Board members being women, representing 44% (2021: 50%) of the Board. Approximately 36% of our full-time employees are women and 64% are men, consistent with 2021.

Ritchie Bros.	12

In 2022 and beyond, we will continue to measure and analyze recruitment efforts and strive to increase the number of candidates and hires from underrepresented groups. We plan to improve our partnership with diversity-focused organizations and increase the number of outreach campaigns to candidates from underrepresented groups.

Employee Resource Groups (“ERG”)

Women’s LINK, our first ERG established in 2018, which focuses on gender diversity and equality, had 34 new members join in 2022 and maintains a membership of around 200 colleagues.

Our second ERG, the Black Lives Matter (“BLM”) Committee, which was established in 2020 and has approximately 80 members, encourages courageous conversations and brings awareness to issues affecting the Black community. In late 2021, a book club was formed to further foster connections and dialogue among its members. In 2022, the BLM Committee made a donation to Title I schools in Atlanta to help students, including students from low-income families, expanded the number of profiles on Black History Month and promoted several roundtable discussions.

In 2021, we further delivered on our commitment to create a framework to support our employees’ diverse needs by establishing two new ERGs – Pride and SERVE. In 2022, the core teams for each group worked to support and bring awareness about issues facing the communities of focus for their groups as outlined below.

The Pride ERG, which focuses on creating a welcoming and inclusive workplace for Two Spirit, lesbian, gay, bisexual, transgender, queer or questioning, and nonbinary (2SLGBTQ+) employees, had a positive impact in 2022 by donating funds to GATE, an international advocacy organization working towards justice and equality for transgender, gender diverse and intersex communities, in honor of International Transgender Day of Visibility. The Company also made a donation to the Human Rights Watch LGBT program, which documents and exposes abuses based on sexual orientation and gender identity worldwide, in honor of International Day Against Homophobia, Transphobia & Biphobia. The ERG also participated in and celebrated Pride month.

The SERVE ERG embraces our proud community of military service members and Veteran colleagues by building awareness and providing resources to past or present military service members and their families. We became the main sponsor for the Lincoln Marathon in 2022 a celebration of the Lincoln, Nebraska community, which included sponsorship of a veteran and three members of the National Guard running the marathon. SERVE ERG also honored Memorial Day, Remembrance Day and Veteran Day by sharing service stories of Ritchie Bros. colleagues and family members who have served or are serving in the military throughout the month of November.

We are committed to investing the time and resources needed to ensure we continue to live up to our diversity, equality and inclusion vision of having a culture that fosters respect, inclusion and opportunity of growth for all, where everyone feels like they belong.

Ritchie Bros.	13

Community Giving

The Company has been rooted in community since our founding over 60 years ago and we are committed to use our global scale and success to give back to our local communities. Our objective is to continue to engage in efforts to maintain community giving as our employees are passionate about having a meaningful impact in their communities.

In 2021, we developed a community giving framework centered around supporting local economies and people in the communities in which we operate. In 2022, we delivered on this framework by launching the #RitchieGives Community Impact platform in Canada and the United States to allow employees to sign up for volunteer opportunities and complete charitable donations with the Company matching donations. In Canada, in 2021, we established the Ritchie Bros. Community Impact fund to support causes across Canada and in 2022, in the United States, we granted funds to Local Initiatives Support Corporation’s (LISC) Bridges Careers Opportunities program, which connects unemployed and underemployed people to career and training pathways in heavy machinery related fields in the Los Angeles area, a region of expected growth.

Flexible Workplace

COVID-19 has changed the way we work and, to maintain the health and well-being of all employees, employees who are able to work remotely continued to do so throughout 2022. Flexibility has become the future of work at Ritchie Bros. as we work to support employees’ safety, health and well-being while continuing to meet business needs in a hybrid world.

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

Environmental, Social & Governance

We have advanced our commitment to Environmental, Social and Governance (“ESG”) matters in 2022 and developed a ESG framework to help guide and communicate our high-level goals, targets and performance metrics. We also updated our ESG governance structure and identified individuals to advance and integrate our ESG objectives.

Environmental

The Company is regulated by federal, state and international environmental laws governing the protection of the environment, health and safety, the use, transport and disposal of hazardous substances and control of emissions including greenhouse gases into the environment. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings or global competitive position. However, climate change initiatives and changing laws and regulations governing the environment may affect the supply of, the demand for, and the market values of equipment in the future.

We support the transition to a low-carbon world through enabling a circular economy of vehicles and equipment and through our efforts to manage our greenhouse gas emissions. We engage our customers to optimize the use and efficiency of equipment, to re-use, refurbish and recycle before disposition, as extending the life of heavy equipment is core to our business model. In turn, we believe this reduces waste and lessens the need to extract natural resources to produce equipment. Our largest sources of emissions are direct combustion of diesel fuel and natural gas, as well as our electricity consumption. During 2022, we invested in developing our baseline inventory of our Scope 1 and 2 greenhouse gas emissions and have a target of completing our Scope 3 inventory in 2023 to allow us to set reduction targets in 2024 and in the future. In addition, we improved the efficiency and effectiveness of our operations to lessen our environmental footprint in delivering our services. We provide virtual ramping which allows large machines to be sold by video screen and eliminates emissions from transportation of equipment across the ramp. We also improved yard lanes and optimized the equipment delivery and loadout schedules to minimize equipment movement and idling.

We continue our commitment to environmental management by ensuring availability of treatment systems to manage wastewater, a recycling system to promote waste management and air filtration systems when necessary. We also promote environmentally conscious facilities including electrification at our sites and corporate offices.

Ritchie Bros.	14

Social

Please refer to the “Our People” section for a summary of our human capital programs to promote employee engagement and development, health and safety, and diversity and inclusion, as well as our commitment to community giving.

Governance

We believe in doing the right thing for everyone involved in our business and seek to do business with third parties who follow the same core values. This is reflected in our Code of Business Conduct and Ethics which is delivered through annual training to our employees, and supported by our third-party Ethics Hotline. With the exception of our CEO, our Board of Directors consists of elected independent individuals and are selected in accordance with our Director Selection Guidelines to promote diversity.

Oversight of our ESG enterprise strategy is provided by the Nominating and Corporate Governance Committee, while our ESG Steering Committee provides strategic direction and oversight of ESG across key business functions. We have also established an ESG Working Group for the implementation of ESG initiatives across the organization.

We will continue to integrate ESG across our teams and are working to dedicate additional roles to ESG to provide support and momentum behind our ESG programs.

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

Our commitment to data security and privacy is demonstrated in our overall approach to governance. We are incorporating security and privacy by design and increasing awareness around the Company with support from management and our Board by taking certain actions, including the following:

●	We have formed a Data Privacy Committee. The oversight of the committee is to develop and approve our general strategy and policies on data privacy and data protection, assess the data privacy risks associated with our business activities, and provide direction to, and support the initiatives of, our Data Privacy Office.
●	Our Information Security and Policy committee meets on a monthly basis and advises on technology and legal and internal audit issues relating to security and risk reduction. This committee is responsible for reviewing and setting security policies, assessing risk and impacts of security incidents, and providing guidance and direction for security programs and strategy. The committee will be advised regarding information security assessment activities and will provide advice regarding education and communication that may be needed to support the information security policies and other compliance policy.
●	All eligible employees complete mandatory privacy and information-security training courses, which are refreshed annually. Through continual awareness-building, such as our Cybersecurity Awareness Month every October, we work to promote a culture that understands the critical importance of data security and privacy, areas of vulnerability and how to remain vigilant when handling data.

Ritchie Bros.	15

●	We invested in enterprise leading cybersecurity tools and solutions to improve our detection, protection and response capabilities, as well as grew our internal dedicated cybersecurity team.

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

Revenue Mix Fluctuations

Our revenue is comprised of service revenue and inventory sales revenue. Service revenue from A&M segment activities includes commissions earned at our auctions, online marketplaces, and private brokerage services, and various auction-related fees, including listing and buyer transaction fees. We also recognize fees from our Other Services activities as service revenue. Inventory sales revenue is recognized as part of our A&M activities and relates to revenues earned through our inventory contracts.

Inventory sales revenue can fluctuate significantly, as it changes based on whether our customers sell using a straight or guarantee commission contract, or an inventory contract. Straight or guarantee commission contracts will result in the commission being recognized as service revenue, while inventory contracts will result in the gross transaction value of the equipment sold being recorded as inventory sales revenue with the related cost recognized in cost of inventory sold. As a result, a change in the revenue mix between service revenues and revenue from inventory sales can have a significant impact on revenue growth percentages.

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

Available Information

We file with the SEC reports on Form 10-K, Form 10-Q, Form 8-K, proxy materials and other filings required under the Exchange Act. Investors may access any materials we file with the SEC through the EDGAR database on the SEC’s website at www.sec.gov.

Ritchie Bros.	16

In addition, investors and others should note that we announce material financial information using our company website (www.ritchiebros.com) and investor relations website (https://investor.ritchiebros.com), which host our SEC filings, press releases, public conference calls, and webcasts. Information about Ritchie Bros., its business, and its results of operations may also be announced by posts on the following social media channels:

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

We are providing these website addresses solely for the information of investors, and the information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

Also available for investors in the Governance section of our investor relations website are the Code of Business Conduct and Ethics for our directors, officers and employees (“Code of Conduct”), Board Mandate, Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, Corporate Governance Guidelines, Diversity Policy, Shareholder Engagement Policy, Articles and Bylaws, Majority Voting Policy and Board Chair Role and Description. Additional information related to Ritchie Bros. is also available on SEDAR at www.sedar.com.

As a Canada Business Corporations Act (“CBCA”) company with our principal place of business in Canada, U.S. civil liabilities may not be enforceable against us. Please see “Item 1A. Risk Factors—U.S. civil liabilities may not be enforceable against us, our directors, or our officers,” which is incorporated into this Item 1 by this reference.

Ritchie Bros.	17

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

On November 7, 2022, we entered into an Agreement and Plan of Merger and Reorganization with IAA (the “Merger Agreement”), amended on January 22, 2023, providing for our acquisition of IAA. Consummation of the acquisition is subject to the satisfaction of various conditions, including, among other things, (1) the approval of the issuance of our common shares by the affirmative vote of a majority of the votes cast by holders of our outstanding common shares, (2) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of IAA’s common stock, and (3) other customary closing conditions.

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

In the event that the proposed acquisition is not consummated or is materially delayed for any reason, we will have spent considerable time and resources, and incurred substantial costs related to the acquisition, many of which must be paid even if the acquisition is not completed. If the acquisition is not completed, our business and shareholders would be exposed to additional risks, including, but not limited to the following: (a) to the extent that the market price of our common shares reflects an assumption that the acquisition will be completed, the price of our common shares could decrease if the acquisition is not completed; (b) investor confidence could decline, litigation could be brought against us, relationships with existing and prospective sellers, customers, service providers, investors and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending acquisition; and (c) the requirement that we pay a termination fee of $189 million if the Merger Agreement is terminated under certain circumstances.

Also, during the period prior to the closing of the acquisition, our business will be exposed to certain inherent risks due to the potential impact of the announcement or pendency of the acquisition on our business, financial condition and operating results, including, but not limited to the following: (a) the possibility of disruption to our business and operations, including diversion of management attention and resources; (b) the inability to attract and retain key personnel, and the possibility that our current employees could be distracted and their productivity decline, due to uncertainty regarding the pending acquisition; (c) the inability to pursue alternative business opportunities or make material changes to our business pending the completion of the acquisition; (d)the amount of the costs, fees, expenses and charges related to the acquisition; and (e) other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions, capital markets and interest rates that may affect the timing or success of the proposed acquisition.

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

Ritchie Bros.	18

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

We will incur a substantial amount of debt to complete the acquisition of IAA, which could have a material adverse effect on our business, cash flows and financial condition.

We will incur significant debt to complete the acquisition of IAA, including borrowing up to $2.8 billion under a bridge loan facility, inclusive of $1.8 billion of bridge commitments with term A loan commitments, or pursuant to other permanent financing that replaces such facility, which may include the issuance of debt securities and/or one or more senior term loan facilities. On an expected combined company basis, we expect that together with IAA, we would have approximately $3.4 billion of indebtedness, excluding $709.8 million of undrawn commitments under our revolving credit facility. Our ability to make payments on our debt, fund our other liquidity needs and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. If our cash flows and capital resources are insufficient to fund debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. The degree to which we are currently leveraged and will be leveraged following the completion of the acquisition of IAA could have important consequences for shareholders. For example, it could: (a) limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements; (b) require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends and other corporate purposes; (c) increase our vulnerability to general adverse economic or industry conditions; (d) expose us to the risk of increased interest rates for any borrowings at variable rates of interest; (e) limit our flexibility in planning for and reacting to changes in our industry; and (f) place us at a competitive disadvantage compared to businesses in our industry that have less debt.

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

Significant costs have been incurred and are expected to be incurred in connection with the consummation and integration of the acquisition of IAA.

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

Ritchie Bros.	19

related to the integration of our operations with IAA, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term or to the extent anticipated.

Risk Related to Our Business

We may not realize the anticipated benefits of, and synergies from, acquisitions and may become responsible for certain liabilities and integration costs as a result.

We have acquired, and may continue to acquire, businesses that have previously operated independently from us. The integration of our operations with those of acquired businesses, including IAA, is intended to result in financial and operational benefits, including certain tax and run-rate synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and other benefits. Integration may also be difficult, unpredictable and subject to delay because of possible company culture conflicts and different opinions on future business development. We may be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.

In addition, in connection with acquisitions, we have assumed, and may assume in connection with future acquisitions, certain potential liabilities. To the extent such liabilities are not identified by us or to the extent indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business.

For a description of risks related to our pending acquisition of IAA, see “Risks Related to the Proposed Acquisition of IAA” below.

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

Our most common type of auction contract is a straight commission contract, under which we earn a pre-negotiated, fixed commission rate on the gross sales price of the consigned equipment at auction. We use straight commission contracts when we act as agent for consignors. In recent years, a majority of our annual business has been conducted on a straight commission basis. In certain other situations, we will enter into underwritten transactions and either offer to (a) guarantee a minimum level of sale proceeds to the consignor, regardless of the ultimate selling price of the consignment; or (b) purchase the equipment outright from the seller for sale through one of our sales channels.

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

Occasionally, we advance to consignors a portion of the estimated auction proceeds prior to the auction. We generally make these advances only after taking possession of the assets to be auctioned and upon receipt of a security interest in the assets to secure the obligation. If we were unable to auction the assets or if auction proceeds were less than amounts advanced, we could incur a loss. Additionally, we have two vendor contracts with the U.S. Government’s Defense Logistics Agency (“DLA”) pursuant to which we acquire, manage and resell certain assets of the DLA. Each of the DLA contracts obliges the Company to purchase rolling and non-

Ritchie Bros.	20

rolling stock assets in an amount and of a type over which we have limited ability to control. In many cases, the type of assets purchased are not what we typically sell through any of our other channels. Although the prices we pay for the non-rolling stock inventory are a fraction of the original acquisition value, we may not have the ability to attract buyers for those assets and we may be unable to sell those assets on a timely basis or at all. This would have an adverse effect on our financial results.

The availability and performance of our technology infrastructure, including our websites, is critical to our business and continued growth.

The satisfactory performance, reliability and availability of our websites, online bidding service, auction management systems, enterprise resource planning system, transaction processing systems, network infrastructure and customer relationship management system are important to our reputation, our business and our continued growth. We currently rely on both our own proprietary technology and licensed on-premise systems, as well as third-party cloud computing platform providers located in the United States and other countries. The technology and systems we rely on may experience service interruptions or degradation because of hardware or software defects or malfunctions, denial of service or ransomware attacks and other cybersecurity events, human error and natural events beyond our control. Some of our systems are not fully redundant, and our recovery planning may not be sufficient for all possible disruptions. Further, licensed hardware, software and cloud computing platforms may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software or cloud computing platforms or the loss of the functionality of our internet systems could significantly increase our expenses, damage our reputation and otherwise result in delays in provisioning of our services. Our business and results of operations would be particularly harmed if we were to lose access to or the functionality of our internet systems for any reason, especially if such loss of service prevented internet bidders from effectively participating in one of our auctions.

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

Our analytics teams rely on asset, pricing and other data including personal data provided to us by our customers and other third parties. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customers with consent. If in the future any of these parties could change their data sharing policies and terms of use, including by making them more restrictive, terminating or not renewing agreements, or, if customers revoke their consent, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data or related services to our customers.

These third parties could also interpret our data collection and use policies or practices as being inconsistent with their policies or business objectives, or lose confidence in our data protection and privacy practices, which could result in the loss of our ability to

Ritchie Bros.	21

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

We are subject to federal, provincial, state and local laws, rules and regulations governing the internet and e-commerce. Existing and future laws and regulations may impede the growth of the internet, e-commerce or other services, and increase the cost of doing business, including providing online auction services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, and other communications, consumer protection, broadband residential internet access and the characteristics and quality of services. It is not always clear how existing laws governing issues such as property ownership, digital, sales and similar taxes, libel, and personal privacy apply to the Internet and e-commerce. Changes to laws, rules and regulations and unfavorable resolution of these issues may harm our business and results of operations.

If our ability, or the ability of our third party service partners, cloud computing platform providers or third party data center hosting facilities, to safeguard the reliability, integrity and confidentiality of our and their information technology systems is compromised, if unauthorized access is obtained to our systems or customers’, suppliers', counterparties' and employees' confidential information, or if authorized access is blocked or disabled, we may incur significant reputational harm, legal exposure, or a negative financial impact.

We rely on information technology (“IT”) resources to manage and operate our business, including maintaining proprietary databases containing sensitive and confidential information about our customers, suppliers, counterparties and employees (which may include personal information and credit information) and utilizing approved third-party technology providers to support the management and operation of IT systems and infrastructure. As the malicious tools and techniques used to breach, obtain unauthorized access to or impair IT systems and devices and the data processed thereby become more sophisticated and change frequently, the risk of a cybersecurity event increases, given that we may not be able to anticipate these malicious tools and techniques or to implement adequate preventative and protective measures. Unauthorized parties have in the past, and may also in the future, attempt to gain access to our and our providers’ primary and backup systems or facilities through various means, including hacking into IT systems or facilities, fraud, trickery or other means of deceiving our and their employees or contractors. Although we have policies restricting the access to the personal and confidential information we store, there is a risk that these policies may not be effective in all cases. Ransomware attacks are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, and diversion of funds. Further, breaches experienced by other companies may also be leveraged against us and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. There can be no assurance that impacts from these incidents will not be material or significant in the future.

In addition, our limited control over our customers may affect the security and integrity of our IT systems and create financial or legal exposure. For example, our customers may accidentally disclose their passwords, use insecure passwords, or store them on a device that is lost or stolen, providing bad actors with access to a customer’s account and the possible means to redirect customer payments. Further, users on our platforms could have vulnerabilities on their own devices that are entirely unrelated to our systems and platforms but could mistakenly attribute their own vulnerabilities to us. Under credit card payment rules and our contracts with credit card processors, if there is a breach of payment card information used to process transactions, we could be liable to the payment card issuing banks for certain fraudulent credit card transactions and other payment disputes with customers, including the cost of issuing new cards and related expenses. If we were liable for a significant number of fraudulent transactions or unable to accept payment cards, our results of operations would be materially and adversely affected.

Although we implement, maintain and adjust information security measures to mitigate our risks with respect to IT-related cybersecurity incidents, there can be no assurance that these measures will ensure that our operations are not disrupted, that we will prevent an attack from occurring in the future, or that our internal controls, for instance relating to user access management, will perform as intended to prevent unauthorized access to our systems and data. Any breach of our IT systems may have a material adverse impact on our business, the assessment of the performance of our internal control environment, results of operations, reputation, stock price and our ability to access capital markets, and may also be deemed to contribute to a material weakness in internal controls over financial reporting.

Ritchie Bros.	22

Security events, hacking or other malicious or surreptitious activity (or the perception that such activities have occurred), could damage our reputation, cause a loss of confidence in the security of our services and thereby a loss of customers, and expose us to a risk of loss, governmental investigations and enforcement actions or litigation and possible liability for damages. We may be required to make significant expenditures and divert management attention to monitor, detect and prevent security events, to remediate known or potential security vulnerabilities, or to alleviate problems caused by any security events. In addition, circumvention of our security measures may result in the loss or misappropriation of valuable business data, intellectual property or trade secret information, misappropriation of our customers’ or employees’ personal information, damage to our computing infrastructure, networks and stored data, service delays, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration and other adverse impacts on our business. Further, such a breach may require us to incur significant expenses to notify governmental agencies, individuals or other third parties pursuant to various privacy and security laws.

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

Our future expenses may increase significantly and our operations and ability to expand may be limited as a result of licenses, laws and regulations governing auction sites, environmental protection, international trade and other matters.

A variety of federal, provincial, state and local laws, rules and regulations throughout the world apply to our business, relating to, among other things, tax and accounting rules, the auction business, imports and exports of equipment, property ownership laws, licensing, worker safety, privacy and security of customer information, land use and the use, storage, discharge and disposal of environmentally sensitive materials. Complying with revisions to laws, rules and regulations could result in an increase in expenses and a deterioration of our financial performance. Failure to comply with applicable laws, rules and regulations could result in substantial liability to us, suspension or cessation of some or all of our operations, restrictions on our ability to expand at present locations or into new locations, requirements for the acquisition of additional equipment or other significant expenses or restrictions.

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

Ritchie Bros.	23

These restrictions, or the adoption of more stringent environmental laws, including laws enacted in response to climate change, could inhibit materially the ability of customers to ship equipment to or from our auction sites, reducing our GTV and harming our business, financial condition and results of operations.

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

The growth and performance of our business depends to a significant extent on the efforts and abilities of our employees. Many of our key employees have extensive experience with our business. These employees have knowledge and an understanding of our company and industry that cannot be readily duplicated. The loss of any key personnel, or the inability to replace any lost personnel with equally trained personnel, could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our revenues. In addition, the success of our strategic initiatives to expand our business to complimentary service offerings will require new competencies in many positions, and our management and employees will have to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes or we are unable to attract new employees who are able to do so, we may be unable to realize the full benefits of our strategic initiatives. We do not maintain key person insurance on the lives of any of our executive officers or other key personnel. As a result, we would have no way to cover the financial loss if we were to lose the services of such employees. This uncertainty may adversely affect our ability to attract and retain key employees.

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

Our employees and customers are often in close proximity with mechanized equipment, moving vehicles and chemical and other industrial substances. Our auction sites and warehouses are, therefore, potentially dangerous places and involve the risk of accidents, environmental incidents and other incidents which may expose us to investigations and litigation or could negatively affect the perception of customer and employee safety, health and security. Even in the absence of any incidents, unsafe site conditions could lead to employee turnover or harm our reputation generally, each of which would affect our financial performance. While safety is a primary focus of our business and is critical to our reputation and performance, our failure to implement safety procedures or implement ineffective safety procedures would increase this risk and our operations and results from operations may be adversely impacted.

Income and commodity tax amounts, including tax expense, may be materially different than expected, and there is a trend by global tax collection authorities towards the adoption of more aggressive laws, regulations, interpretations and audit practices.

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

Ritchie Bros.	24

The audit and review activities of tax authorities affect the ultimate determination of the actual amounts of commodity taxes payable or receivable, income taxes payable or receivable, deferred income tax assets and liabilities, and income tax expense.

There is no assurance that taxes will be payable as anticipated or that the amount or timing of receipt or use of the tax-related assets will be as currently expected. Our experience indicates that taxation authorities are increasing the frequency and depth of audits and reviews. The Canada Revenue Agency (“CRA”) has been conducting audits for our 2014, 2015, 2017, 2018 and 2019 taxation years. On February 13, 2023, the CRA issued a proposal letter to Ritchie Bros. Auctioneers (International) Ltd., asserting that one of its Luxembourg subsidiaries was resident in Canada from 2010 to 2015 and that its worldwide income should be subject to Canadian income taxation. In the event that the CRA issues a notice of assessment or reassessment and a court of competent jurisdiction makes a final determination that the income of the Luxembourg subsidiary for 2010 through 2015 was subject to Canadian income tax laws, the Company may ultimately be liable for additional total Canadian federal and provincial income tax, interest and penalties for such period which could have a material negative effect on our operations. The CRA may also challenge the manner in which the Company has filed its tax returns and reported its income with respect to 2016 to 2020 taxation years and may assert that the income of the Luxembourg subsidiary was subject to Canadian income tax because the Luxembourg subsidiary was also resident in Canada during these years. The Company could then incur additional income taxes, penalties and interest which could have a material negative effect on our operations. In addition, future tax authority determinations, including changes to tax interpretations, regulations, legislation or jurisprudence, could have a material impact to our financial position. The fact that we operate internationally increases our exposure in this regard given the multiple forms of taxation imposed upon us. Further and more generally, there has been increased political, media and tax authority focus on taxation in recent years; the intent of which appears to be to enhance transparency and address perceived tax avoidance. As such, in addition to tax risk from a financial perspective, our activities may expose us to reputational risk.

Our substantial international operations expose us to additional risks that could harm our business, including foreign exchange rate fluctuations that could harm our results of operations.

We conduct business in many countries around the world and intend to continue to expand our presence in international markets, including emerging markets.

Although we report our financial results in U.S. dollars, a significant portion of our revenues and expenses are generated outside the U.S., primarily in currencies other than the U.S. dollar. In particular, a significant portion of our revenues are earned, and expenses incurred, in the Canadian dollar and the Euro. The results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars for financial reporting purposes. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues or expenses will result in increased U.S. dollar denominated revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Canadian dollar and the Euro, our translation of foreign currency denominated revenues or expenses will result in lower U.S. dollar denominated revenues and expenses. We do not currently engage in foreign currency hedging arrangements on any of our revenues or expenses. Fluctuating currency exchange rates may negatively affect our business in international markets and our related results of operations.

In addition, currency exchange rate fluctuations between the different countries in which we conduct our operations impact the purchasing power of buyers, the motivation of consignors, asset values and asset flows between various countries, including those in which we do not have operations. These factors and other global economic conditions may harm our business and our results of operations.

Other risks inherent in doing business internationally include, but are not limited to the following: (a) trade barriers, trade regulations, currency controls, import or export regulations, and other restrictions on doing business freely; (b) local labor, environmental, tax, and other laws and regulations, and the potential for adverse changes in such laws and regulations or the interpretations thereof; (c) difficulties in staffing and managing foreign operations; (d) economic, political, social or labor instability or unrest; (e) terrorism, war, hostage-taking, or military repression; (f) corruption; (g) expropriation and nationalization, or difficulties in enforcing or protecting our property rights, including with respect to intellectual property; (h) increased exposure to high rates of inflation; and (i) unpredictability as to litigation in foreign jurisdictions and enforcement of local laws.

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

Ritchie Bros.	25

Our business operations may be subject to a number of federal and local laws, rules and regulations governing international trade, including export control regulations.

Our business operations may be subject to a number of federal and local laws, rules and regulations, including the Export Administration Regulations, or EAR, maintained by the U.S. Department of Commerce, economic and trade sanctions maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, and similar laws and regulations in Canada, the UK and the EU. These laws and regulations restrict us from providing services to, or otherwise engaging in direct or indirect transactions or dealings with, certain countries, territories, governments, and persons. We have implemented procedures designed to maintain compliance with these laws, including monitoring, on an automatic and manual basis, the identity and location of potential sellers and buyers. We can offer no assurances that these procedures will always be effective.

If we were to violate applicable export control or sanctions, we could be subject to administrative or criminal penalties which, in certain circumstances, could be material. We could be subject to damages, financial penalties, denial of export privileges, incarceration of our employees, other restrictions on our operations, and reputational harm. Further, any action on the part of the U.S. Department of Commerce, OFAC or other applicable regulator against the company or any of our employees for potential violations of these laws could have a negative impact on our reputation, business, operating results and prospects.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the Corruption of Foreign Public Officials Act, or the CFPOA, and similar laws associated with our activities outside of the U.S. could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the CFPOA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010, or the U.K. Bribery Act, and similar other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities or facilitate the buying and selling of equipment, including the EU. We face significant risks if we fail to comply with the FCPA, the CFPOA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations, and private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA, the CFPOA or other applicable laws and regulations. In addition, we leverage various third parties to sell our solutions and conduct our business abroad. We and our other third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Our Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties.

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

Ritchie Bros.	26

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

We are subject to general litigation and other claims that arise in the ordinary course of our business. The outcome and impact of such litigation cannot be predicted with certainty, but regardless of the outcome, these proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. While the results of these claims have not historically had a material effect on us, we may not be able to defend ourselves adequately against these claims in the future, and these proceedings may have a material adverse impact on our financial condition or results of operations.

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

Many potential litigants, including some patent-holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Such a license may be unavailable or may require us to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

Privacy concerns and our compliance with current and evolving domestic or foreign laws and regulations regarding the processing of personal information and other data may increase our costs, impact our marketing efforts, or decrease adoption and use of our products and services, and our failure to comply with those laws and regulations may expose us to liability and reputational harm.

Governments around the world continue to propose and adopt new, or modify existing, laws and regulations addressing data privacy, data protection, data sovereignty and the processing of data, generally. Although we monitor the regulatory environment and have invested in addressing these developments, such as through our cybersecurity and privacy readiness programs, these laws may require us to incur further compliance costs to make changes to our practices, products and services to enable us or our customers to meet the new legal requirements. In addition, if we are found to have breached any such laws or regulations, we may be subject to enforcement actions that require us to change our practices, products and services, which may negatively impact our revenue, as well as expose us to liability through new or higher potential penalties and fines for non-compliance, civil and criminal penalties, and litigation for alleged violations, as well as adverse publicity that could cause our customers to lose trust in us and negatively impact our reputation and business in a manner that harms our financial position. These new or proposed laws and regulations are subject to differing interpretations that may change over time resulting in further compliance costs, as well as diversion of resources to monitor and address developments. New and proposed laws and regulations may also be inconsistent among jurisdictions or conflict with other laws and regulations. As a result, these requirements and other potential self-regulatory standards and industry codes of conduct could require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and otherwise process data or, in some cases, impact our ability to offer certain services in certain locations, to deploy our software or data solutions, to market to current and prospective customers, or to derive insights from customers’ online activity and data globally.

Ritchie Bros.	27

We believe that laws and regulations in the United States, Canada, the United Kingdom, Australia the European Union and in other jurisdictions will be increasingly restrictive in the field of data privacy and protection and will in turn result in an increase in regulatory burdens for us to address to continue meeting our customers’ expectations, in particular in relation to the sharing of personal information with third parties, the use of machine learning and big data, and the tracking of online activities for advertising. As our capacity to process large volumes of data increases, customer sentiment towards increased transparency and control and further interpretive guidance from regulatory agencies may require us to change our operations and practices in a manner adverse to our business. In this uncertain and shifting regulatory and trust climate, even the perception that the privacy and security of personal information are not satisfactorily addressed or do not meet regulatory requirements could result in adverse publicity and reputation loss.

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

We maintain property and general liability insurance. This insurance may not remain available to us at commercially reasonable rates, and the amount of our coverage may not be adequate to cover all liabilities that we may incur. Our auctions generally involve the operation of large equipment close to a large number of people, and despite our focus on safe work practices, an accident could damage our facilities, injure auction attendees and harm our reputation and our business. In addition, if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our coverage, the resulting costs could harm our financial condition and results of operations.

Our business operations, results of operations, cash flows and financial performance may continue to be affected by the COVID-19 pandemic.

Since 2020, a novel strain of coronavirus (COVID-19) has spread throughout the world, including in all of the countries in which we operate. National, state, provincial and local governments have responded to COVID-19 in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although we have recently begun to offer in-person onsite bidding alongside online-only bidding at some of our auction events, transportation costs and supply chain delays remain elevated, and further restrictions or the rollback of reopening measures due to higher infection rates may further disrupt our operations and the operations of our partners and customers. In addition, COVID-19 has also adversely impacted, and may continue to adversely impact, the businesses and needs of our customers including their ability to secure financing. The ultimate impact of the COVID-19 pandemic on our business remains uncertain at this time and will depend on future developments, including the severity of evolving variants, availability, efficacy and distribution of various vaccines and treatments for COVID-19, as well as any longer-term effects of the pandemic on the global economy, including in the industries our customers serve.

Certain global conditions may affect our ability to conduct successful events.

Like most businesses with global operations, we are subject to the risk of certain global or regional adverse conditions, such as pandemics or other disease outbreaks, including COVID-19, or natural disasters including extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires or floods that could hinder our ability to conduct our scheduled auctions, restrict our customers’ travel patterns or their desire to attend auctions or impact our online operations, including disrupting the internet or mobile networks or one or more of our service providers. If any of these conditions were to occur, we may not be able to generate sufficient equipment consignments to sustain our business or to attract enough bidders to our auctions to achieve world fair market values for the items we sell. This could harm our financial condition and results of operations. To the extent that climate change causes rising sea levels, increased intensity of weather, and increased frequency of extreme precipitation and flooding, the risks noted above may increase.

Ritchie Bros.	28

Financial Risk Factors

Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price.

As a public company, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting identified by our management. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

As previously reported, during the fiscal year ended December 31, 2020, we identified two material weaknesses in our internal control over financial reporting. These material weaknesses were remediated as of December 31, 2021, and we did not identify any additional material weaknesses during the fiscal year ended December 31, 2022. However, we may identify additional material weaknesses in our internal control over financial reporting in the future, and, if we do, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude in the future that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, our stock price could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We have substantial indebtedness, and the degree to which we are leveraged may materially and adversely affect our business, financial condition and results of operations.

At December 31, 2022, we have $0.6 billion of total debt outstanding, consisting of:

●	$114.6 million under an amended and extended credit agreement entered into in December 2022 (the “Credit Agreement”) with a syndicate of lenders;
●	$500.0 million aggregate principal amount of 5.375% senior unsecured notes issued December 21, 2016 (the “2016 Notes”); and
●	net of $4.0 million of unamortized debt issue costs.

There are no current drawings under our foreign credit facilities, and we can borrow an additional $709.8 million under the Credit Agreement.

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

Ritchie Bros.	29

indebtedness that has the same priority as the Notes and the guarantees thereof, the holders of that indebtedness will be entitled to share ratably with the holders of the Notes and the guarantees thereof in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of the Company. Subject to restrictions in the Credit Agreement and the indenture governing the Notes, we also will have the ability to incur additional secured indebtedness that would be effectively senior to the Notes offered hereby, to the extent of the value of the assets securing such obligations. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments have restrictive covenants that could limit our financial flexibility.

The terms of the Credit Agreement and the 2016 Notes indenture contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our Credit Agreement is subject to compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant.

The Credit Agreement includes other restrictions that limit our ability in certain circumstances to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures governing the 2016 Notes contain covenants that limit our ability in certain circumstances to: incur additional indebtedness (including guarantees thereof); incur or create liens on their assets securing indebtedness; make certain restricted payments; make certain investments; dispose of certain assets; allow certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; engage in certain transactions with affiliates; and consolidate, amalgamate or merge with or into other companies.

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

Historically, our revenues and operating results have fluctuated from quarter to quarter. We expect to continue to experience these fluctuations as a result of the following factors, among others, (a) the size, timing, nature and frequency of our auctions; (b) the seasonal nature of the auction business in general, with peak activity typically occurring in the second and fourth calendar quarters, mainly as a result of the seasonal nature of the construction and natural resources industries; (c) the extent and performance of our underwritten (guarantee and outright purchase) contracts; (d) general economic conditions in the geographical regions in which we operate; and (e) the timing of acquisitions and development of auction facilities and related costs.

In addition, we may incur substantial costs when entering new geographies, and variability in the number and size of auctions at new sites can cause volatility in our operations. These and other factors may cause our future results to fall short of investor expectations or not to compare favorably to our past results. Further, as our results generally fluctuate from quarter to quarter, period-to-period comparisons of our results of operations may not be meaningful indicators of future performance.

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

We are the registered owners of many Internet domain names internationally. As we seek to protect our domain names in an increasing number of jurisdictions, we may not be successful in doing so in certain jurisdictions. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplace and possibly leading to customer confusion. In addition, we could face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our brand names. The legal means we use to protect our proprietary technology and intellectual property do not afford complete protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot guarantee that: any of our present or future intellectual property rights will not lapse or be invalidated, circumvented, challenged or abandoned; our

Ritchie Bros.	30

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

Our use of open source software could subject us to risks, including with respect to the terms of open source licenses.

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

In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide maintenance, warranties or controls on the origin of the software. Open source software may also present risks of unforeseen or unmanaged security vulnerabilities that could potentially unintentionally be introduced into our software. Use of open source software may also present additional security risks because the public availability of this software may make it easier for hackers and other third parties to determine how to compromise our technology platform. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial condition and results of operations.

Risk Related to Our Industry

Competition could result in reductions in our future revenues and profitability.

The global used equipment market, including the auction segment of that market, is highly fragmented. We compete for potential purchasers and sellers of equipment with other auction companies and with non-auction competitors such as equipment manufacturers, distributors and dealers, equipment rental companies, and other online marketplaces. When sourcing equipment to sell at our auctions or other marketplaces, we compete with other onsite and online auction companies, OEM and independent dealers, equipment brokers, other third parties, and equipment owners that have traditionally disposed of equipment in private sales.

Some of our competitors have significantly greater financial and marketing resources and name recognition than we do. New competitors with greater financial and other resources and/or different business models/strategies may enter the equipment auction market in the future. Additionally, existing or future competitors may succeed in entering and establishing successful operations in

Ritchie Bros.	31

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

Our revenues could decrease if there is significant erosion in the supply of, demand for, or market values of used equipment, which could adversely affect our financial condition and results of operations. We have no control over any of the factors that affect the supply of or demand for used equipment and the circumstances that cause market values for equipment to fluctuate including, among other things, economic uncertainty, the global geopolitical climate, disruptions to credit and financial markets, lower commodity prices, and our customers’ restricted access to capital. Recent economic conditions have caused fluctuations in the supply, mix and market values of used equipment available for sale, which has a direct impact on our revenues.

In addition, price competition and the availability of equipment directly affect the supply of, demand for, and market value of used equipment. Climate change initiatives, including significant changes to engine emission standards applicable to equipment, may also adversely affect the supply of, demand for our market values of equipment.

Risk Related to Our Organization and Governance

Our articles, by-laws, shareholder rights plan and Canadian law contain provisions that may have the effect of delaying or preventing a change in control.

Certain provisions of our articles of amalgamation and by-laws, as well as certain provisions of the Canada Business Corporations Act (the “CBCA”) and applicable Canadian securities law, could discourage potential acquisition proposals, delay or prevent a change in control or materially adversely impact the price that certain investors might be willing to pay for our common shares. For instance, our articles of amalgamation authorize our board of directors to determine the designations, rights and restrictions to be attached to, and to issue an unlimited number of, junior preferred shares and senior preferred shares. In addition, our by-laws contain provisions establishing that shareholders must give advance notice to us in circumstances where nominations of persons for election to our board of directors are made by our shareholders other than pursuant to either a requisition of a meeting made in accordance with the provisions of the CBCA or a shareholder proposal made in accordance with the provisions of the CBCA. Among other things, these advance notice provisions set a deadline by which shareholders must notify us in writing of an intention to nominate directors for election to the board of directors prior to any shareholder meeting at which directors are to be elected and set forth the information required in this notice for it to be valid.

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

Ritchie Bros.	32

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

International Network of Auction Sites

We generally attempt to establish our auction sites in industrial areas close to major cities. Our auction sites benefit consignors who prefer to drop off their equipment on premise, where we offer “care, custody and control”. Our auction sites also allow buyers to come in advance of the onsite auction and physically inspect the equipment they plan to bid on. Although we lease some auction sites, we have historically preferred to purchase land and construct purpose-built facilities once we have established a base of business and determined that a region can generate sufficient financial returns to justify the investment.

We currently have over 40 locations in our auction site network that are either owned or leased as of the date of this Annual Report on Form 10-K. We have 22 local satellite yards (4 were added in 2022 compared to 18 added in 2021) globally to reduce transportation barriers for our customers and increase their accessibility to our auctions and online marketplaces. We also have 28 GovPlanet yards and 2 GovPlanet warehouses in the United States, which are used for servicing our US military agreements.

In March 2022, we completed the sale and leaseback of our Bolton property, a parcel of land including all buildings, in Bolton, Ontario, Canada. We intend to lease the Bolton property for our auction operations until mid-2024 when we expect to have completed

Ritchie Bros.	33

the acquisition and development of a replacement property located in Ontario, Canada. In September 2022, we also completed the purchase of an auction site in Maltby, United Kingdom.

The general location and ownership of our auction site network properties and our yards used in our A&M segment are set forth below:

Location	Number of Auction Sites	Owned Acreage	Leased Acreage
Main auction sites
United States	20	1,747	210
Canada	10	672	117
Europe	6	325	—
Australia	2	82	—
Other	3	341	44
Total	41	3,167	371

Local satellite yards
United States	11	113	107
Canada	3	—	26
Europe	3	—	14
Australia	5	—	17
Total	22	113	164

GovPlanet yards
United States	28	—	259
Total	28	—	259

We believe that our administrative offices and auction sites are adequate and suitable to conduct our operations. In 2022, many of our employees continued to work remotely. The longer-term strategy with respect to our administrative offices and auction sites will reflect on-going review of business and customer needs, as well as consider employee preferences.

ITEM 3:       LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 4:       MINE SAFETY DISCLOSURES

Not applicable.

Ritchie Bros.	34

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

Market Information

Our common shares, without par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common shares trade on the NYSE and on the TSX under the symbol “RBA”. On February 21, 2023, there were 625 holders of record of our common shares that do not include the shareholders for whom shares are held in a nominee or street name.

Dividend Policy

We currently pay a regular quarterly cash dividend of $0.27 per common share. We currently intend to continue to declare and pay a regular quarterly cash dividend on our common shares; however, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after considering our operating results, financial condition, cash requirements, financing agreement restrictions and any other factors our Board of Directors may deem relevant.

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

Special Dividend

On January 23, 2023, we announced that our Board of Directors expects to approve the payment of a one-time special dividend to our shareholders in the amount of $1.08 per share, contingent upon the closing of the merger with IAA. The special dividend will be payable to holders of record of our common shares as of a record date prior to the effective time to be determined with the consent of the TSX and only if the merger is completed. Our shareholders will only be eligible to receive the special dividend if they own their common shares through the record date determined for the special dividend, which we will publicly announce following determination. IAA stockholders will not be entitled to receive the special dividend with respect to any of our common shares received as consideration in the merger. We will not pay the special dividend if the merger agreement is terminated or the merger is otherwise not completed for any reason.

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in our common shares over the last five fiscal years beginning December 31, 2017 through December 31, 2022, to that of the cumulative return on a $100 investment in the Russell Global Index (“Russell 2000”), the S&P / TSX Composite Index (“S&P/TSX”) and the Dow Jones Industrial Average Index (“DJIA”) for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Ritchie Bros.	35

Company / index	2017	2018	2019	2020	2021	2022
RBA (NYSE)	$100.0	$111.1	$148.8	$244.9	$218.8	$210.3
Russell 2000	$100.0	$88.1	$110.6	$132.6	$152.3	$121.1
S&P/TSX	$100.0	$90.6	$111.3	$117.5	$147.1	$138.6
DJIA	$100.0	$96.1	$120.5	$132.2	$159.9	$148.9

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the Company’s equity compensation plans at December 31, 2022.

Number of securities remaining
	Number of securities to be issued		Weighted average exercise		available for future issuance under
	upon exercise of options,		price of outstanding options,		equity compensation plans (excluding
	warrants and rights		warrants and rights		securities reflected in column (a))
Plan Category	(a)		(b)		I
Equity compensation plans approved by security holders	4,682,264	(1)	$59.77	(2)	5,299,246	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,682,264		$59.77		5,299,246
(1)	Reflects our Stock Option Plan, the IronPlanet Stock Plans, PSUs granted under the Executive PSU Plan and the Employee PSU Plan, and equity-classified RSUs. This amount reflects 100% of target numbers of PSUs granted and includes dividend equivalent rights credited in connection with such PSUs. Under the PSU Plans, the number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met. For the PSUs with market conditions granted in 2021 and 2022 under the PSU Plans, the market vesting condition is based on the total stockholder return performance of the Company relative to the performance of the S&P 500 index members at the date of grant. PSUs with market conditions can result in participants earning between 0% and 300% of the target number granted. There were no market vesting conditions for the share units granted under the PSU Plans in 2019 and 2020. Share units granted under our PSU plans with no market vesting conditions are based on the achievement of specific performance measures and can result in participants earning between 0% and 200% of the target number of PSUs granted. Further, we have the option to choose whether to settle these PSUs without market vesting conditions in

Ritchie Bros.	36

cash or in shares. For further discussion on the PSUs granted under our Plans, refer to Note 25 of the consolidated financial statements, Share-based Payments.
(2)	Weighted average exercise price does not include the effect of our outstanding share units. The remaining term of our stock options is 6.5 years.
(3)	Consists of: (a) 3,919,069 common shares available for issuance under the Stock Option Plan; (b) no common shares are available for issuance under the IronPlanet Stock Plans; (c) 778,551 common shares that we may elect to issue upon settlement of our PSUs granted under the PSU Plans; and (d) 601,626 common shares that we may elect to issue upon settlement of our RSUs granted under the RSU Plans.

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

Ritchie Bros.	37

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

ITEM 6: [RESERVED]

Ritchie Bros.	38

ITEM 7:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About Us

Established in 1958, Ritchie Bros. (NYSE and TSX: RBA) is a world leader in asset management technologies and disposition of commercial assets. We offer customers end-to-end solutions for buying and selling used heavy equipment, trucks and other assets. Operating in a number of sectors, including construction, commercial transportation, agriculture, energy, oil and gas, mining, and forestry, our selling channels include: Ritchie Bros. Auctioneers, the world’s largest industrial auctioneer offers live auction events with online bidding and onsite bidding (at certain auction events); IronPlanet, an online marketplace with featured weekly auctions and providing the exclusive IronClad Assurance® equipment condition certification; Marketplace-E, a controlled marketplace offering multiple price and timing options; Mascus & RitchieList, online equipment listing services; Rouse, a leader in market intelligence on sales and rental equipment data; SmartEquip, an innovative technology platform offering equipment lifecycle support and part procurement; and Ritchie Bros. Private Treaty, offering privately negotiated sales. Our suite of multichannel sales solutions also includes RB Asset Solutions, a complete end-to-end asset management and disposition system. We also offer sector-specific solutions including GovPlanet, and TruckPlanet, plus equipment financing and leasing through Ritchie Bros. Financial Services.

Through our unreserved onsite and online bidding auctions, online marketplaces, and private brokerage services, we sell a broad range of used and unused commercial assets, including earthmoving equipment, truck tractors, truck trailers, government surplus, oil and gas equipment and other industrial assets. Construction and heavy machinery comprise the majority of the equipment sold. Customers selling equipment through our sales channels include end-users (such as construction companies), equipment dealers, original equipment manufacturers (“OEMs”), and other equipment owners (such as rental companies). Our customers participate in a variety of sectors, including heavy construction, commercial transportation, agriculture, energy, and mining.

Overview

This section of the Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the consolidated financial statements and the notes thereto included in “Part II, Item 8. Financial Statements and Supplementary Data” presented in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the “Non-GAAP Measures” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Ritchie Bros.	39

Performance Overview

Net income attributable to stockholders for 2022 increased 110% to $319.7 million compared to $151.9 million in 2021. Diluted earnings per share (“EPS”) attributable to stockholders increased 110% to $2.86 from $1.36 per share. Adjusted net income attributable to stockholders increased 25% to $269.9 million in 2022 as compared to $216.1 million in 2021. Diluted adjusted EPS attributable to stockholders increased 24% to $2.41 per share in 2022 as compared to $1.94 per share in 2021.

For the year ended December 31, 2022 as compared to the year ended December 31, 2021:

Consolidated Results:

●	Total revenue increased 22% to $1.7 billion
o	Service revenue increased 14% to $1.1 billion
o	Inventory sales revenue increased 37% to $683.2 million
●	Operating income increased 89% to $454.5 million
●	Adjusted operating income increased 24% to $400.4 million
●	Net income increased 111% to $319.8 million
●	Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased 21% to $465.2 million
●	Cash provided by operating activities was $463.1 million
●	Cash on hand was $625.9 million, of which $494.3 million was unrestricted

Auctions & Marketplaces Segment Results:

●	GTV increased 9% to $6.0 billion and increased 12% when excluding the impact of foreign exchange
●	A&M total revenue increased 22% to $1.5 billion
o	Service revenue increased 12% to $852.0 million
o	Inventory sales revenue increased 37% to $683.2 million

Other Services Segment Results:

●	Other Services total revenue increased 28% to $198.6 million
o	RBFS revenue increased 47% to $68.9 million
o	Rouse revenue increased 17% to $31.3 million
o	SmartEquip revenue of $20.5 million was recognized in 2022, which was its first full year since acquisition on November 2, 2021

Operational Highlights

In 2022, the organization focused on our growth strategy and vision of becoming the trusted global marketplace for insights, services, and transaction solutions for commercial assets and vehicles. We also continue to focus on the needs of our customers, stakeholders, partners and our people to drive short-term results while building on opportunities to achieve long term success for the Company. Shown below are some notable highlights during the year:

●	We achieved approximately $6.0 billion in GTV, which is the Company’s highest ever, with growth in our strategic accounts and across all regions. Our U.S. region saw record inventory GTV, primarily from the finance sector.
●	We also achieved record setting GTV from Marketplace-E, our online reserved format, which increased 39% year-over-year, driven by continued strong adoption of the platform, particularly in North America.
●	For the first time in its 11-year history, RBFS surpassed $1.0 billion in annual funded volume, helping tens of thousands of customers around the world purchase used equipment, vehicles and other industrial assets.
●	Our GovPlanet business realized process improvements and efficiencies in inventory management, resulting in higher revenue, in part as a result of our strong relationship with the United States Government Defense Logistics Agency.
●	We adjusted and harmonized our buyer fee structure in early 2022 across North America to continue to drive growth with new initiatives and remain competitive while supporting all of our services across our platforms.

Ritchie Bros.	40

●	In February 2022, we held our massive premier six-day global auction event in Orlando, Florida, U.S which attracted and welcomed back together thousands of buyers from around the world and leveraged the best of the onsite and online worlds. We introduced a new online inspection tool that provided users with 360-degree view of items selling, enhanced sale day experience with live videos and bidder maps, and offered bidders a new mobile experience for online bidding. We offered our online global audiences similar tools and experiences in our major auction events in Edmonton and Fort Worth.
●	We successfully integrated Rouse and SmartEquip businesses acquired in late 2020 and 2021, respectively, with strong synergies resulting in positive year-over-year growth.
●	We expanded our sales coverage model strategies to accelerate growth.
●	We continued to expand our RitchieList customer base by more than 300% and surpassed 75,000 active listings for equipment, vehicles and other assets. RitchieList is our first North American listing site which provides our customers with one-stop shop for insights, services and a variety of transaction solutions.

We further accelerated our journey against many of our strategic pillars by entering into a Merger Agreement to acquire IAA in November 2022, subsequently amended in January 2023. The proposed acquisition of IAA is expected to close in the first half of 2023. IAA is a leading global digital marketplace connecting vehicle buyers and sellers. The proposed acquisition will diversify our customer base by providing the Company with a significant presence in the vehicle remarketing vertical that has strong industry fundamentals with proven secular growth.

In addition to the proposed acquisition of IAA, we took several steps to advance our new growth strategy in 2022 highlighted below:

Customer Experience

●	We continued to improve our digital experience by adding two new valuable tools with the launch of a new podcast and blog to help keep our customers informed about the equipment market, pricing and volume trends, auction results, inspection tips and providing data-based insights.
●	We continued to scale our local satellite yards program with four new satellite yards established in 2022. The program provides our sellers with more locations to store and display equipment for potential buyers. It further ensures that we continue to enable the circular economy on a local basis by enabling growth in a low-cost and environmentally friendly way.
●	We expanded our complete suite of transaction solutions, services and insights to our customers and consignors in the oil & gas industry with a new dedicated Ritchie Bros. Energy team upon the discontinuation of our Kruse Energy brand.

Best Employee Experience

●	We rolled out online safety trainings for all onsite managers to make sure employees return home every day the way they came to work.
●	We enhanced our employee experience in areas of diversity, equity and inclusion (DE&I) and community given, including launch of the Diversity, Equity & Inclusion training to our senior leaders and people leaders, with sessions rolling out to all employees in 2023.
●	We conducted six new hire bootcamp workshops with the launch of a new sales coverage model for North America and for a long tail sales team.
●	We continue to provide our employees with flexible work arrangements.
●	We recognized Juneteenth as a company holiday for employees in the United States and recognized National Day of Truth and Reconciliation for employees in Canada.
●	We continued to have positive community impact from Pride (2SLGBTQ+) and Serve (Military Veterans) Employee Resource Groups
●	We enhanced our community giving efforts by launching #RitchieGives Community Impact platform which includes providing our employees with extensive volunteering opportunities.

Modern Architecture

●	At the beginning of 2022, we partnered with Thoughtworks, a global technology consultancy, to accelerate our modernization and digitization journey to deliver our vision of a modern, digital marketplace that is seamless for our customers, employees and partners. During the year, our engineering teams, together with Thoughtworks, designed and built certain capabilities in the development of our digital marketplace ecosystem, such as the check-out functionality and delivery of inspection reports.

Ritchie Bros.	41

Inventory Management System (“IMS”)

●	IMS (business version) was launched in 2021, which offers our customers end-to-end asset management and disposition services, data analytics, dashboards, branded e-commerce sites and multiple external sales channels to help our customers achieve optimal returns. During 2022, organizations activated on IMS grew 465% compared to 2021.
●	Improved backend systems and processes to enable faster growth.
●	Increased use of IMS for transactional workflow.

Ritchie Bros.	42

Results of Operations

	Year ended December 31,
				% Change
(in U.S. dollars $000's, except EPS and percentages)	2022	2021	2020	2022 over 2021		2021 over 2020
Service revenue:
Commissions	$485,916	$469,718	$452,882	3%		4%
Fees	564,667	448,041	418,714	26%		7%
Total service revenue	1,050,583	917,759	871,596	14%		5%
Inventory sales revenue	683,225	499,212	505,664	37%		(1)%
Total revenue	1,733,808	1,416,971	1,377,260	22%		3%
Costs of services	168,127	155,258	164,528	8%		(6)%
Cost of inventory sold	608,574	447,921	458,293	36%		(2)%
Selling, general and administrative	539,933	456,203	410,291	18%		11%
Total operating expenses	1,450,096	1,178,260	1,115,659	23%		6%
Gain on disposition of property, plant and equipment	170,833	1,436	1,559	11,796%		(8)%
Operating income	454,545	240,147	263,160	89%		(9)%
Operating income as a % of total revenue	26.2%	16.9%	19.1%	930	bps	(220)	bps
Adjusted operating income	400,358	323,471	314,514	24%		3%
Adjusted operating income as a % of total revenue	23.1%	22.8%	22.8%	30	bps	—	bps
Net income attributable to stockholders	319,657	151,868	170,095	110%		(11)%
Adjusted net income attributable to stockholders	269,919	216,106	208,660	25%		4%
Adjusted EBITDA	465,215	385,324	374,295	21%		3%
Diluted earnings per share attributable to stockholders	$2.86	$1.36	$1.54	110%		(12)%
Diluted adjusted earnings per share attributable to stockholders	$2.41	$1.94	$1.89	24%		3%
Effective tax rate	21.2%	26.0%	27.8%	(480)	bps	(180)	bps

Total GTV	6,025,889	5,533,931	5,411,218	9%		2%
Service GTV	5,342,664	5,034,719	4,905,554	6%		3%
Service revenue as a % of total GTV	17.4%	16.6%	16.1%	80	bps	50	bps
Inventory GTV	683,225	499,212	505,664	37%		(1)%

Inventory return	$74,651	$51,291	$47,371	46%		8%
Inventory rate	10.9%	10.3%	9.4%	60	bps	90	bps

Service GTV as a % of total GTV - Mix	88.7%	91.0%	90.7%	(230)	bps	30	bps
Inventory sales revenue as a % of total GTV - Mix	11.3%	9.0%	9.3%	230	bps	(30)	bps

Certain amounts in the prior period have been reclassified from selling, general and administrative expenses to costs of services, refer to note 2(a) of our consolidated financial statements.

Total GTV

Total GTV increased 9% to $6.0 billion as compared to 2021, and increased 12% in 2022 as compared to 2021 when excluding the impact of foreign exchange.

In 2022, total GTV increased 9% driven by continued strong demand, strong asset pricing and higher lot counts, partially offset by an unfavourable impact of foreign exchange and an unfavorable asset mix. We saw growth across all regions but most notably in Canada and the United States. In Canada, GTV growth was driven by strong performances across several auction events, including agricultural events, strong execution by our Canadian strategic accounts teams, higher volume from RBFS from providing escrow services for private brokered transactions, and a higher number of inventory packages sold primarily in the commercial transportation sector. In the United States, GTV volume increased primarily from positive performances across numerous auctions and on our online marketplaces mainly due to higher volume of inventory contracts including strong results from our strategic accounts in the rental and finance sectors. We also saw growth from several of our strategic initiatives, including from our local yards and continued investments made in our sales coverage model. These increases were partially offset by the non-repeat of a large dispersal of pipeline construction equipment in a single-owner auction event in 2021. In International, Australia saw significant growth from improved market conditions and the lifting of border restrictions, as well as from a higher mix of inventory packages and strong performances at several auction events. We also saw improved year-over-year performances in Europe mainly offset by an unfavorable foreign exchange impact.

Ritchie Bros.	43

Total Revenue

Total revenue increased 22% to $1.7 billion as compared to 2021, with total service revenue increasing by 14% and inventory sales revenue increasing by 37%.

Foreign currency fluctuation also had an unfavourable impact on our revenue primarily due to the depreciation of the Euro, the Australian dollar and the Canadian dollar relative to the U.S. dollar.

Service Revenue

Service revenue is comprised of commissions that are earned on Service GTV, and fees that are earned on total GTV, as well as from our other services such as RBFS, Ancillary Services, Rouse, SmartEquip, Mascus, and RB Logistics. In 2022, service GTV increased 6% to $5.3 billion driven by positive results across all regions due to strong pricing despite the unfavourable supply environment.

In 2022, total service revenue increased 14% with fees revenue increasing 26% and commissions revenue increasing 3%. Fees revenue increased 26% with buyer fees growing faster than GTV of 9%, reflecting the increase in certain buyer fee rates implemented in early 2022. Fees revenue also increased due to higher RBFS revenues on higher funded volumes, the inclusion of fees from SmartEquip since its acquisition on November 2, 2021 and higher revenue from our Rouse business. Commissions revenue increased 3%, slightly less than the 6% increase in service GTV, primarily driven by lower straight commission rate performances in Canada from a higher proportion of GTV contributed by RBFS from facilitating financing arrangements, as well as the non-repeat of several high performing guarantee contracts. These decreases were partially offset by improved straight commission and guarantee rate performances in the United States.

Inventory Sales Revenue

Inventory sales revenue as a percent of total GTV increased to 11% from 9% in 2021.

In 2022, inventory sales revenue increased 37% predominantly in the United States partly due to an increased number of inventory packages sourced, including from our strategic accounts team and primarily in the finance and rental sectors. We also saw increased volumes selling through our auction events, including higher volumes from our GovPlanet non-rolling and rolling stock contracts. In Canada, we saw improved year-over-year performances from inventory sold mainly in the commercial transportation and construction sectors. In International, inventory sales revenue grew in Australia from the overall improvement in market conditions and the lifting of border restrictions, as well as from several new auction events. We also saw slightly lower year-over-year performances in Europe primarily due an unfavourable foreign exchange impact, as well as the non-repeat of several inventory contracts.

Underwritten Contracts

We offer our customers the opportunity to use underwritten commission contracts to serve their disposition strategy needs, entering into such contracts where the risk and reward profile of the terms are agreeable. Our underwritten contracts, as a percentage of total GTV, which include inventory and guarantee contracts, increased to 19% in 2022, compared to 18% 2021 primarily due to increased GTV signed with inventory contracts.

Operating Income

Operating income increased 89% due to the inclusion of a gain of $169.1 million from the sale of the Bolton property in the first quarter of 2022. Operating income increased 21%, when excluding the impact of the gain, primarily due to flow through from higher revenue, partially offset by higher selling, general and administrative expenses, higher depreciation and amortization expense from the investments made in developing our new digital marketplace platform and ecosystem and from the intangible assets acquired in SmartEquip, and higher acquisition related costs primarily in relation to the proposed acquisition of IAA. Selling, general and administrative expenses increased due to higher short-term incentive expenses driven by strong performance. Building, facilities and technology costs also increased, mainly due to the amortization of the right-of-use asset of the Bolton property from the sale and lease back arrangement completed in the first quarter of 2022, higher costs to support our new local satellite yards, as well as higher costs as we shift to cloud-based solutions to improve customer experiences. Share-based payments also increased as a result of higher expense relating to share-based awards issued to senior executives and higher expense from the premium-priced options and PSUs with market conditions granted in late 2021. In addition, we saw higher travel, advertising and promotion costs from increased activity from the return to global travel to support and promote our various growth initiatives with the easing of COVID-19 restrictions. We also saw higher wages, salaries and benefits expenses from higher headcount to accelerate our growth initiatives and our transformational journey to become a trusted global marketplace. We also saw higher professional fees driven by our investment in new modern architecture to support our future marketplace and services strategy. In addition, high inflationary pressures and rising costs have

Ritchie Bros.	44

further contributed to higher selling, general and administrative expenses. These increases were partially offset by a favourable impact of foreign exchange.

Income Tax Expense and Effective Tax Rate

We recorded an income tax expense of $86.2 million in 2022 compared to $53.4 million in 2021. Our effective tax rate was 21.2% compared to 26.0% in 2021. The decrease in the effective tax rate over the comparative period was primarily due to the non-taxable gain portion of the sale of the Bolton property and a lower estimate of non-deductible expenses. Partially offsetting this decrease was a higher estimate of income taxes in jurisdictions with higher tax rates and a lower tax deduction for PSU and RSU share unit expenses that exceeded the related compensation expense.

Net Income

Net income attributable to stockholders increased 110% to $319.7 million compared to $151.9 million in 2021. The increase was primarily due to the inclusion of a gain of $169.1 million on property, plant and equipment from the sale of the Bolton property. The increase was also due to higher operating income and a lower effective tax rate as discussed above, partially offset by higher interest expense from our 2021 Notes, which included a loss on redemption.

Diluted EPS

Diluted EPS attributable to stockholders increased 110% to $2.86 per share compared to $1.36 in 2021. This increase was primarily due to the increase in net income attributable to stockholders as discussed above, combined with an increase in the weighted average number of dilutive shares outstanding over 2021.

U.S. Dollar Exchange Rate Comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

				% Change
				2022 over	2021 over
Value of one local currency to U.S. dollar	2022	2021	2020	2021	2020
Period-end exchange rate - December 31,
Canadian dollar	0.7378	0.7846	0.7843	(6)%	0%
Euro	1.0661	1.1322	1.2296	(6)%	(8)%
Australian dollar	0.6765	0.7250	0.7689	(7)%	(6)%

Average exchange rate - Year ended December 31,
Canadian dollar	0.7690	0.7977	0.7462	(4)%	7%
Euro	1.0543	1.1834	1.1413	(11)%	4%
Australian dollar	0.6949	0.7514	0.6901	(8)%	9%

In 2022, approximately 42% of our revenues and 34% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 45% and 47%, respectively, in 2021.

We recognized $1.0 million in foreign exchange gains in 2022 and $0.8 million of losses in 2021. Foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were mainly due to the fluctuations in the Euro, Australian dollar and the Canadian dollar exchanges rates relative to the U.S. dollar during the year.

Ritchie Bros.	45

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

Ritchie Bros.	46

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.

Adjusted net income attributable to stockholders increased 25%, to $269.9 million compared to $216.1 million in 2021.

Diluted adjusted EPS attributable to stockholders increased 24% to $2.41 per share compared to $1.94 per share in 2021.

Adjusted EBITDA increased 21% to $465.2 million compared to $385.3 million in 2021.

Debt at December 31, 2022 represented 1.9 times net income for 2022, compared to debt at December 31, 2021, which represented 11.5 times net income for 2021. The decrease in this debt/net income multiplier was primarily due to lower debt balances following the redemption of our 2021 Notes and higher net income for the year ended December 31, 2022 compared to December 31, 2021. The adjusted net debt/ adjusted EBITDA was 0.3 times at December 31, 2022 compared to 1.3 times at December 31, 2021. The decrease in adjusted net debt/adjusted EBITDA was primarily due to lower adjusted net debt balance at December 31, 2022, as well as a 21% increase in adjusted EBITDA compared to the prior year.

Segment Performance

We provide our customers with a wide array of services. The following table presents a breakdown of our consolidated results between the A&M segment and Other services segment. A complete listing of channels and brand solutions under the A&M segment, as well as our “Other services segment”, is available under Item 1 of this Annual Report.

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
(in U.S. dollars $000's)	A&M	Other	Consolidated	A&M	Other	Consolidated	A&M	Other	Consolidated
Service revenue:
Commissions	$485,916	$—	$485,916	$469,718	$—	$469,718	$452,882	$—	$452,882
Fees	366,079	198,588	564,667	293,408	154,633	448,041	291,775	126,939	418,714
Total service revenue	851,995	198,588	1,050,583	763,126	154,633	917,759	744,657	126,939	871,596
Inventory sales revenue	683,225	—	683,225	499,212	—	499,212	505,664	—	505,664
Total revenue	$1,535,220	$198,588	$1,733,808	$1,262,338	$154,633	$1,416,971	$1,250,321	$126,939	$1,377,260
Ancillary and logistical service expenses	—	52,628	52,628	—	52,301	52,301	—	59,982	59,982
Other costs of services	104,902	10,597	115,499	97,423	5,534	102,957	103,232	1,314	104,546
Cost of inventory sold	608,574	—	608,574	447,921	—	447,921	458,293	—	458,293
Selling, general and administrative	466,251	73,682	539,933	406,360	49,843	456,203	382,254	28,037	410,291
Segment profit	$355,493	$61,681	$417,174	$310,634	$46,955	$357,589	$306,542	$37,606	$344,148

Ritchie Bros.	47

Auctions and Marketplaces Segment

Results of A&M segment operations are presented below for the comparative reporting periods.

	Year ended December 31,
				% Change
				2022 over		2021 over
(in U.S. dollars $000's, except percentages)	2022	2021	2020	2021		2020
Service revenue:
Commissions	$485,916	$469,718	$452,882	3%		4%
Fees	366,079	293,408	291,775	25%		1%
Total service revenue	851,995	763,126	744,657	12%		2%
Inventory sales revenue	683,225	499,212	505,664	37%		(1)%
Total revenue	$1,535,220	$1,262,338	$1,250,321	22%		1%
A&M service revenue as a % of total A&M revenue	55.5%	60.5%	59.6%	(500)	bps	90	bps
Inventory sales revenue as a % of total A&M revenue	44.5%	39.5%	40.4%	500	bps	(90)	bps
Costs of services	104,902	97,423	103,232	8%		(6)%
Cost of inventory sold	608,574	447,921	458,293	36%		(2)%
Selling, general and administrative	466,251	406,360	382,254	15%		6%
A&M segment expenses	1,179,727	951,704	943,779	24%		1%
Cost of inventory sold as a % of A&M expenses	51.6%	47.1%	48.6%	450	bps	(150)	bps
A&M segment profit	$355,493	$310,634	$306,542	14%		1%
Total GTV	6,025,889	5,533,931	5,411,218	9%		2%
A&M service revenue as a % of total GTV- Rate	14.1%	13.8%	13.8%	30	bps	—	bps

Gross Transaction Value

To facilitate the auction process, we enable equipment drop off at our physical yards, with buyers able to conduct inspections pre-auction and collect equipment post auction. In addition, we utilized Timed Auctioned Lots (“TAL”) solutions for nearly all our agricultural events in Canada, International auctions and at several of our United States auction sites. In 2022, we began to return to live in-person onsite bidding at some of our auction events, offering both onsite and online bidding.

We believe it is meaningful to consider revenue in relation to GTV. Total GTV and Service GTV by geographical regions, as well as GTV by sector, are presented below for the comparative reporting period.

Ritchie Bros.	48

GTV by Geography

	Year ended December 31,
				% Change
(in U.S. dollars $000's, except percentages)	2022	2021	2020	2022 over 2021	2021 over 2020
Total GTV by Geography
United States	$3,432,366	$3,230,708	$3,235,548	6%	(0)%
Canada	1,707,072	1,441,929	1,392,249	18%	4%
International	886,451	861,294	783,421	3%	10%
Total GTV	$6,025,889	$5,533,931	$5,411,218	9%	2%

Service GTV by Geography
United States	$3,081,001	$3,029,661	$3,017,404	2%	0%
Canada	1,636,642	1,410,252	1,307,992	16%	8%
International	625,021	594,806	580,158	5%	3%
Total Service GTV[1]	$5,342,664	$5,034,719	$4,905,554	6%	3%

1 Service GTV is calculated as total GTV less inventory sales revenue

GTV by Sector

The following pie charts illustrate the breakdown of total GTV by sector for the year ended December 31, 2022, December 31, 2021, and December 31, 2020.

The construction sector includes heavy equipment such as trucks, excavators, cranes and dozers. The commercial transportation sector includes vehicles, buses, trailers and trucks that are used for transport. The other sector primarily includes equipment sold in the agricultural, forestry and energy industries.

In 2022, total GTV mix compared to 2021 increased by 2 percentage points in the commercial transportation sector, offset by a 3 percentage point decrease in the construction sector and 1 percentage point increase in the others sector.

Total Auction Metrics

	For the year ended December 31,
				% Change
	2022	2021	2020	2022 over 2021	2021 over 2020
Bids per lot sold *	28	28	24	0%	17%
Total lots sold *	520,959	493,371	543,342	6%	(9)%

* Management reviews industrial equipment auction metrics excluding GovPlanet; as a result, GovPlanet business metrics are excluded from these metrics

The number of bids per lot sold remained flat at 28 in 2022 when compared to 2021.

Ritchie Bros.	49

The total lots sold increased 6% to 520,959 in 2022 primarily driven by an increase in lot counts mainly in the United States and Canada.

A&M Revenue

Total A&M revenue increased 22% to $1.5 billion as compared to 2021.

A&M revenue by geographical region are presented below:

	Year ended December 31,
				% Change
(in U.S. dollars $000's, except percentages)	2022	2021	2020	2022 over 2021	2021 over 2020
A&M Revenue by Geography
United States
Service revenue	$526,590	$476,759	$480,264	10%	(1)%
Inventory sales revenue	351,365	201,047	218,144	75%	(8)%
A&M revenue - United States	877,955	677,806	698,408	30%	(3)%
Canada
Service revenue	226,798	193,850	179,232	17%	8%
Inventory sales revenue	70,430	31,677	84,257	122%	(62)%
A&M revenue - Canada	297,228	225,527	263,489	32%	(14)%
International
Service revenue	98,607	92,517	85,161	7%	9%
Inventory sales revenue	261,430	266,488	203,263	(2)%	31%
A&M revenue - International	360,037	359,005	288,424	0%	24%
Total
Service revenue	851,995	763,126	744,657	12%	2%
Inventory sales revenue	683,225	499,212	505,664	37%	(1)%
Total A&M revenue	$1,535,220	$1,262,338	$1,250,321	22%	1%

United States

Service revenue increased 10% while Service GTV increased 2% primarily due to higher buyer fee rates implemented in early 2022, and higher document fees from the harmonization of online document fees and increase in the total number of titled lots sold. We also saw slightly improved rate performances on both straight commission and guarantee contracts.

Inventory sales revenue increased 75% primarily due to higher volume of inventory selling through our strategic accounts, primarily in the finance and rental sectors, and higher volumes sold at several of our auctions. We also saw increased volumes selling through our GovPlanet business from our non-rolling and rolling stock contracts and a large dispersal of a construction equipment inventory package.

Canada

Service revenue increased 17%, primarily in line with the 16% increase in Service GTV. The increase in fees was primarily due to higher buyer fee rates implemented in early 2022. These increases were partially offset by lower commissions from lower rates contributed by a higher proportion of GTV in RBFS, lower buyer fees on a lower proportion of small value lots, as well as the non-repeat of several high performing guarantee contracts.

Inventory sales revenue increased 122% mainly driven by strong performances from two large inventory contracts in the commercial transportation sector.

International

Service revenue increased 7% primarily in line with a 5% increase in Service GTV. The remaining increase was primarily due to improved buyer fee rate performance in Australia from a favourable mix of contracts.

Inventory sales revenue decreased 2% mainly due to slightly lower volumes of inventory contracts in Europe, an unfavourable foreign exchange impact, as well as lower inventory sales from private treaty transactions in Australia. Offsetting these decreases we saw higher volumes of inventory contracts sold at several auction events throughout Australia.

Ritchie Bros.	50

Costs of Services

A&M costs of services increased 8% to $104.9 million, primarily in line with total GTV increase of 9%.

Cost of Inventory Sold

A&M costs of inventory sold increased 36% to $608.6 million, primarily in line with the 37% increase in inventory sales revenue.

Selling, General and Administrative

A&M selling, general and administrative increased 15% to $466.3 million primarily due to higher short-term incentive expenses driven by strong performance. Building, facilities and technology costs also increased, mainly due to the amortization of the right-of-use asset of the Bolton property from the sale and lease back arrangement completed in the first quarter of 2022, higher costs to support our new local satellite yards, as well as higher costs as we shift to cloud-based solutions to improve customer experiences. Share-based payments also increased as a result of higher expense relating to share-based awards issued to senior executives and higher expense from the premium-priced options and PSUs with market conditions granted in late 2021. In addition, we saw higher travel, advertising and promotion costs from increased activity from the return to global travel to support and promote our various growth initiatives with the easing of COVID-19 restrictions. We also saw higher wages, salaries and benefits expenses from higher headcount to accelerate our growth initiatives and our transformational journey to become a trusted global marketplace. We also saw higher professional fees driven by our investment in new modern architecture to support our future marketplace and services strategy. In addition, high inflationary pressures and rising costs have further contributed to higher selling, general and administrative expenses. These increases were partially offset by a favourable impact of foreign exchange.

Other Services Segment

Results of Other Services segment operations are presented below for the comparative reporting periods.

	Year ended December 31,
				% Change
(in U.S. dollars $000's, except percentages)	2022	2021	2020	2022 over 2021	2021 over 2020
Service revenue	$198,588	$154,633	$126,939	28%	22%
Ancillary and logistical service expenses	52,628	52,301	59,982	1%	(13)%
Other costs of services	10,597	5,534	1,314	91%	321%
Selling, general and administrative	73,682	49,843	28,037	48%	78%
Other services profit	$61,681	$46,955	$37,606	31%	25%

Other Services revenue increased 28% to $198.6 million primarily due to higher RBFS revenues of $21.9 million and a full year revenue of $20.5 million recognized for SmartEquip since its acquisition on November 2, 2021. In addition, we saw higher revenue of $4.4 million from our Rouse business.

Other costs of services increased 91% to $10.6 million mainly due to the inclusion of SmartEquip since its acquisition on November 2, 2021. Selling, general and administrative increased 48% to $73.7 million primarily due to the inclusion of SmartEquip, higher wages, salaries and benefits expenses due to the growth in our RBFS business, and higher headcount in Rouse to support our growth initiatives.

RBFS revenue increased 47% driven by higher funded volumes and improved rate on fees earned from facilitating financing arrangements. Our funded volume, which represents the amount of lending brokered by RBFS, increased 38% to $1.0 billion, and increased 44% when excluding the impact of foreign exchange.

Other Services profit increased 31% to $61.7 million primarily driven by our RBFS business.

Additionally, in the first quarter of 2021, we launched a business version of our IMS, which offers our customers asset management and disposition services, data analytics, dashboards, branded e-commerce sites and multiple external sales channels to help our customers achieve optimal returns. We continue to grow the number of organizations activated on IMS. In 2022, the number of organizations activated on our IMS increased by 465% compared to 2021.

As we evolve to a marketplace, we also facilitate retail and peer-to-peer auction events and equipment sale transactions via our online technology in exchange for hosting fees. In 2022, customers that used this service disposed of $108.3 million, a 24% decrease as compared to the prior year primarily driven by an unfavourable supply environment.

Ritchie Bros.	51

Liquidity and Capital Resources

Our principal sources of liquidity are our cash provided by operating activities and borrowings from our revolving credit facilities, which we renewed on September 21, 2021 and amended on December 9, 2022.

Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, (ii) settlement of contracts with consignors and other suppliers, (iii) personnel expenditures, with a majority of bonuses paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments on short-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture and (vii) purchase price cash consideration and acquisition-related costs related to our acquisitions.

In January 2023, we acquired approximately 10.0 million units of VeriTread, LLC (“VeriTread”) for approximately $28 million of cash consideration, funded from existing cash on hand, and as a result, we now hold approximately a 75% investment in VeriTread.

We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. Our long-term recurring cash requirements include:

●	Debt principal repayments of $585.5 million, of which $4.4 million is due within one year, as well as associated interest payments of $32.3 million due within one year. For more information on our debt, including long term debt principal repayments listed according to maturity, see Note 22 in our consolidated financial statements.
●	Payments on our operating and finance lease obligations of $185.6 million, of which $27.6 million is due within one year. This includes our Bolton property under a sale leaseback arrangement. For more information on our leases, see Note 26 in our consolidated financial statements.

We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $719.8 million, is sufficient to fund our current and planned operating activities.

Cash provided by operating activities can fluctuate significantly from period to period due to factors such as differences in the timing and amount of tax and employee compensation payments, timing, size and number of auctions during the year, the volume of our inventory contracts, the timing of the receipt of auction proceeds from buyers and of the payment of net amounts due to consignors, as well as the location of the auction with respect to restrictions on the use of cash generated therein. Our cash provided by operating activities can also fluctuate depending on the timing and size of our tax installments.

During the first quarter of 2022, we completed the sale and leaseback of the Bolton property for a total sale consideration and net proceeds of approximately $165.0 million. The proceeds from the sale were used to repay our revolving credit facilities. We have also leased back the Bolton property while we complete the acquisition and development of a replacement property and auction site located in Amaranth, Ontario, Canada over the next two years. We intend to fund the material cash requirement for the acquisition and development of the replacement property from cash flows from ongoing operations.

During the second quarter of 2022, as a result of the Company’s decision to discontinue the phase 2 review by the United Kingdom’s Competition and Markets Authority (“CMA”) in connection with the proposed acquisition of Euro Auctions, the Company redeemed all of the 2021 Notes, which were held in escrow, at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest. As such, on May 4, 2022, the Company paid net proceeds of approximately $931.0 million to its bondholders.

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	52

In February 2023, we closed a securities purchase agreement with Starboard Value LP and certain of its affiliated funds to issue and sell in a private placement $485.0 million of newly-issued shares of our senior preferred stock and $15.0 million of common shares. The newly-issued preferred equity securities provide rights, preferences and privileges senior to those of our common stock. The preferred shareholders will receive annual dividends on a cumulative basis initially equal to 5.5% of the aggregate principal amount of $485.0 million, which will be payable quarterly in arrears in cash or in common shares at our election. The preferred shares are also entitled to receive, on an as-converted basis, any regular dividends paid to common shareholders, subject to a $0.27 per share per quarter floor. We expect that our net income attributable to common stockholders will decrease as a result of the cumulative dividends rights of the senior preferred shares and the rights of the senior preferred shares to participate in the allocation of undistributed earnings with common shares and the senior preferred shares. We also expect to use the funds for general corporate purposes and to repay certain obligations.

Proposed Acquisition of IAA

In connection with the signing of the Merger Agreement in relation to our proposed acquisition of IAA, we have agreed to various covenants and agreements, including, among others, agreements to use reasonable best efforts to conduct our business in the ordinary course in all material respects between the execution of the Merger Agreement and the closing of the proposed acquisition and not to take certain actions described in the Merger Agreement. We do not believe that these provisions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements. In addition, if the Merger Agreement is terminated in certain circumstances, we or IAA, as applicable, would be required to pay the other a termination fee of $189.0 million.

In connection with the proposed acquisition of IAA, the Company also entered into a debt commitment letter with certain financial institutions that committed to provide, subject to certain terms and conditions, a bridge loan facility in an aggregate principal amount of up to $2.8 billion and a backstop senior secured revolving credit facility in an aggregate principal amount of up to $750.0 million. On December 9, 2022, the Company subsequently closed an amendment to its existing credit agreement with a syndicate of lenders. The amendment allowed the Company to terminate the backstop commitments and replaced an additional $1.8 billion of bridge commitments with new term loan A facility commitment. We plan to fund the cash portion of the proposed IAA acquisition through a combination of (i) cash from the balance sheet, (ii) borrowings under certain credit facilities, (iii) the proceeds from the sale of debt securities or for any combination for the foregoing.

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

Cash Flows

	Year ended December 31,
				% Change
				2022 over	2021 over
(in U.S. dollars $000's, except percentages)	2022	2021	2020	2021	2020
Cash provided by (used in):
Operating activities	$463,055	$317,586	$257,872	46%	23%
Investing activities	77,332	(214,066)	(276,722)	(136)%	(23)%
Financing activities	(1,258,122)	960,908	(111,461)	(231)%	(962)%
Effect of changes in foreign currency rates	(18,771)	(8,871)	16,950	112%	(152)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(736,506)	$1,055,557	$(113,361)	(170)%	(1,031)%

Net cash provided by operating activities increased by $145.5 million during 2022, mainly due to higher cash inflows from the change in operating assets and liabilities and by an increase in our net income. The deferral of cash tax relating to the taxable gain portion of the sale of our Bolton property combined with higher taxable income and lower income tax payments as a result of timing of installments further contributed to cash inflows. We also saw positive net cash flow related to timing of higher employee compensation payments, prepayment in the fourth quarter of 2021 the first quarter of 2022 interest on the 2021 Notes held in escrow and timing, size and number of auctions. These positive impacts are partially offset by the timing of inventory purchases and higher advances on auction contracts.

Net cash provided by investing activities increased $291.4 million in 2022. This increase was primarily due to minimal cash outflows in the current year on acquisitions compared to $171.0 million cash outflow in 2021 for the acquisition of SmartEquip. We also saw

Ritchie Bros.	53

cash inflows from the sale of our Bolton property for total net cash proceeds of approximately $165.0 million. These were offset by cash outflows for the purchases of property plant and equipment primarily for the purchase of our Maltby auction site in the United Kingdom, higher issuances of loans receivables in our RBFS business, and higher investments for the development of a new digital technology platform and modern architecture.

Net cash used in financing activities increased $2.2 billion in 2022. In 2021 we raised financing through the issuance of our 2021 Notes to fund the Euro Auctions acquisition which were fully redeemed and repaid during the current year, contributing to $1.8 billion of the change year-over -year. In addition, we had borrowed $0.2 billion on our long-term revolver loan in 2021 to fund the acquisition of SmartEquip which was repaid in the current year using proceeds from the sale of the Bolton property and with cash on hand, also contributing to $0.4 billion of the change year-over year.

Working Capital

Working capital is calculated as total current assets less total current liabilities. Working capital at December 31, 2022 was $167.8 million, a decrease of $6.0 million compared to 2021.

Dividend Information

We declared and paid a regular cash dividend of $0.25 per common share for the quarters ended September 30, 2021, December 31, 2021, and March 31, 2022. We declared and paid regular cash dividends of $0.27 per common share for the quarter ended June 30, 2022 and September 30, 2022. We have declared, but not yet paid, a dividend of $0.27 per common share for the quarter ended December 31, 2022. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Return on Average Invested Capital

During the quarter ended September 30, 2022, we updated our calculation of return on average invested capital (“ROIC”) and adjusted ROIC. Refer to the non-GAAP measures section below, specifically our Adjusted Return and Adjusted ROIC Reconciliation, for further information.

ROIC increased 720 bps to 15.2% in 2022 from 8.0% in 2021. This increase is primarily due to an increase in net income attributable to stockholders over the comparative period, mainly driven by the gain from the sale of the Bolton property. Adjusted ROIC increased 210 bps to 15.8% in 2022 compared to 13.7% in 2021, primarily due to a higher adjusted return as a result of higher operating income.

Credit Facilities

During 2016, we entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”, together with the Revolving Facilities, the “Facilities”).

The Credit Agreement was most recently amended in December 2022 (the “December 2022 Amendment”), which, among other things, (i) permits the proposed merger with IAA, (ii) provides commitments for a term loan A facility (the “TLA Facility”) in an aggregate principal amount of up to $1.8 billion to be used to finance, in part, the IAA merger, (iii) provides us the ability to borrow up to $200.0 million of the Revolving Facilities under the Credit Agreement on a limited conditionality basis to finance, in part, the IAA merger, and (iv) provides the ability for us to add a term loan B facility in a future incremental amendment, the proceeds of which would be used to finance, in part, the proposed IAA acquisition.

Ritchie Bros.	54

Credit facilities at December 31, 2022 and 2021 were as follows:

(in U.S. dollars $000's, except percentages)	December 31, 2022	December 31, 2021	% Change
Committed
DDTL Facility	$85,523	$298,284	(71)%
Revolving credit facilities	750,000	750,000	—%
Uncommitted
Revolving credit facilities	10,000	10,000	—%
Total credit facilities	$845,523	$1,058,284	(20)%
Unused
DDTL Facility	$—	$205,000	(100)%
Revolving credit facilities	709,807	525,581	35%
Total credit facilities unused	$709,807	$730,581	(3)%

Revolving Credit Facilities

At December 31, 2022, of the $760.0 million in revolving credit facilities, $750.0 million relates to our syndicated credit facility and $10.0 million relates to credit facilities in certain foreign jurisdictions.

On December 31, 2022, we had $719.8 million of unused revolving credit facilities, which consisted of:

●	$709.8 million under our Credit Agreement that expires on September 21, 2026;
●	$5.0 million under a foreign credit facility that expires on October 27, 2023; and
●	$5.0 million under a foreign demand credit facility that has no maturity date.

Term Loan Facility

The amendment to the Credit Agreement made in September 2021 (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1.0 billion, including $295.0 million of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Facilities at each pricing tier level, and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.

In connection with the September 2021 Amendment, the Company refinanced $90.0 million with the proceeds from a borrowing under the DDTL Facility. Under the terms of the September 2021 Amendment, mandatory principal repayments began in the third quarter of 2022 and are subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity. The remaining $205.0 million commitments under the DDTL Facility was not drawn and accordingly expired on June 28, 2022. We did not make any voluntary prepayments to our drawn DDTL in 2022.

Senior Unsecured Notes

At December 31, 2022, we had senior unsecured notes (the “2016 Notes”) outstanding that expire on January 15, 2025 for an aggregate principal amount of $500.0 million, bearing an interest rate of 5.375% per annum. The proceeds of the offering of the 2016 Notes were used to finance the IronPlanet acquisition. The 2016 Notes are jointly and severally guaranteed on an unsecured basis, subject to certain exceptions, by each of our subsidiaries that is a borrower or guarantees indebtedness under the Credit Agreement.

On December 21, 2021, we completed the offering of two series of senior notes: (i) $600.0 million aggregate principal amount of 4.750% senior notes due December 15, 2031 and (ii) $425.0 million Canadian dollar aggregate principal amount of 4.950% due December 15, 2029 (together the “2021 Notes”). On May 4, 2022, the Company redeemed all of the 2021 Notes at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest as the proposed Euro Auctions Acquisition was not completed.

Debt Covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at December 31, 2022. Our debt covenants applicable as of December 31, 2022 did not change as a result of the amendments made effective on December 9, 2022 to

Ritchie Bros.	55

our Credit Agreement. However, we expect that certain baskets under covenants will increase once the proposed acquisition of IAA closes.

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

Our 2016 Notes were issued pursuant to an indenture, dated December 21, 2016, with U.S. Bank National Association as trustee. The indenture contains covenants that limit our ability, and the ability of certain of our subsidiaries to, among other things and subject to certain significant exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests; (iii) make any principal payment on, or redeem or repurchase, subordinated debt; (iv) make loans, advances or other investments; (v) incur liens; (vi) sell or otherwise dispose of assets; and (vii) enter into transactions with affiliates. The indenture also provides for certain events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2016 Notes under the indenture to be declared immediately due and payable.

Ritchie Bros.	56

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

Business Combinations

Accounting for business combinations requires management to make significant estimates and assumptions, particularly for the valuation of intangible assets. The fair value of intangible assets are based upon widely-accepted valuation techniques, including discounted cash flows, multi period excess earnings method, and relief from royalty method, depending on the nature of the assets acquired or liabilities assumed. Inherent in each valuation technique are critical assumptions, including future cash flows and growth rates, gross margins, attrition rates, royalty rates, discount rates, and terminal value and forecast period assumptions. The discount rates used to discount expected cash flows to present values are typically derived from a weighted average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results. We have also issued common shares in return for continuing employment services from certain previous unitholders or shareholders which are measured at the fair value on acquisition date and amortized to acquisition-related costs until restrictions lapse and the common shares have vested.

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

A&M reporting unit goodwill

For the year ended December 31, 2022, we performed a qualitative assessment of the A&M reporting unit and we concluded there were no indicators of impairment that existed.

Mascus reporting unit goodwill

For the year ended December 31, 2022, we performed a qualitative assessment of the Mascus reporting unit and we concluded there were no indicators of impairment that existed.

Rouse reporting unit goodwill

For the year ended December 31, 2022, we performed a quantitative assessment of the Rouse reporting unit using an income approach based on discounted cash flows. The fair value of the Rouse reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate. In determining our future cash flows, we estimated an annual revenue growth rate

Ritchie Bros.	57

ranging between 4% to 30%, an operating margin ranging between 31% to 50% from 2023 to 2032, based on our best estimate of the reporting units’ growth trajectory. We estimated a discount rate of 16% reflecting the risk premium, including company specific risk, on this reporting unit, and a terminal growth rate of 4% for the period beyond ten years, based on our best estimate of the cash flows and using market comparatives. As the fair value of the Rouse reporting unit was greater than its carrying amount, we concluded that Rouse goodwill was not impaired at December 31, 2022. An increase of one percentage to the discount rate used would not have resulted in goodwill impairment.

SmartEquip reporting unit goodwill

For the year ended December 31, 2022, we performed a quantitative assessment of the SmartEquip reporting unit using an income approach based on discounted cash flows. The fair value of the SmartEquip reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate. In determining our future cash flows, we estimated an annual revenue growth rate ranging between 3% to 37% and an operating margin ranging between 19% to 62% from 2023 to 2032, based on our best estimate of the reporting units’ growth trajectory. We estimated a discount rate of 20% reflecting the risk premium on this reporting unit, including company specific risk, on this reporting unit, and a terminal growth rate of 3% for the period beyond ten years, based on our view of the cash flows and using market comparatives. As the fair value of the SmartEquip reporting unit was greater than its carrying amount, we concluded that SmartEquip goodwill was not impaired at December 31, 2022. An increase of one percentage to the discount rate used would not have resulted in goodwill impairment.

In the quantitative assessments performed, if estimates for future cash flows, which are driven by reporting units’ ability to generate revenue growth were to decline, the overall reporting units’ fair value would decrease, resulting in potential goodwill impairment charges. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that the estimates and assumptions made for purposes of impairment tests will prove to be an accurate prediction of the future.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets are tested at least annually for impairment, and between annual tests if indicators of potential impairment exist. To test our indefinite-lived intangible assets for impairment we first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of our indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Based on our qualitative assessment, we determined there were no potential indicators of impairment of our indefinite-lived intangible assets at December 31, 2022.

Long-lived Assets

We test long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows. Our assessment concluded that the carrying amounts of our long-lived assets are recoverable at December 31, 2022.

Recoverability of Trade Receivables

Our trade receivables are generally secured by the equipment. Refer to Note 14 of the consolidated financial statements, Trade Receivables, regarding the activity in the allowance for expected credit losses.

Collapse Provision

Under our standard terms and conditions for our auction sales, we are not obligated to pay a consignor for an asset that has not been paid for by the buyer, provided that the asset has not been released to the buyer. If the buyer defaults on its payment obligation, also referred as a collapse sale, the sale is cancelled and the asset is returned to the consignor or re-sold at a future time. We estimate the expected sales that may collapse at each reporting period relating to service revenue recognized and record a collapse provision for expected cancelled sales. The collapse provision estimate is based on our historical experience with collapses and cancelled sales, our knowledge of the customer, data, and reasonable and supportable forecasts of the outcome of such transactions.

Sale Leaseback Transactions

From time to time, we enter into sale leaseback transactions. In 2022, we completed the sale and leaseback of our Bolton property. To determine the gain on sale, we estimated the present value of relevant market rental payments, the expected lease term in the leaseback arrangement and our incremental borrowing rate based on information available at the commencement date of the lease.

Ritchie Bros.	58

Valuation of Inventories

Inventory consists of equipment and other assets purchased for resale in an upcoming onsite auction or online marketplace events. We typically purchase inventory for resale through a competitive process where the consignor or vendor has determined this to be the preferred method of disposition through the auction process. We value our inventory at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation.

For the year ended December 31, 2022, we reviewed our Inventory to ensure that it is recorded at the lower of cost and net realizable value. Refer to Note 15 of the consolidated financial statements, Inventory, regarding the activity in inventory write-downs.

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

For a discussion of our new and amended accounting standards refer to Note 2 of the consolidated financial statements, Significant Accounting Policies.

Recent Accounting Pronouncements

Recent accounting pronouncements that significantly impact our accounting policies or the presentation of our consolidated financial position or performance have been disclosed in the notes to our consolidated financial statements included in “Part II, Item 8: Financial Statements and Supplementary Data” presented elsewhere in this Annual Report on Form 10-K.

Ritchie Bros.	59

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

	Year ended December 31,
				% Change
				2022 over	2021 over
(in U.S. dollars $000's, except percentages)	2022	2021	2020	2021	2020
Operating income	$454,545	$240,147	$263,160	89%	(9)%
Share-based payments expense	36,961	23,106	21,882	60%	6%
Acquisition-related costs	37,261	30,197	6,014	23%	402%
Amortization of acquired intangible assets	33,387	27,960	21,098	19%	33%
Loss (gain) on disposition of property, plant and equipment and related costs	(166,857)	(1,436)	(1,559)	11,520%	(8)%
Non-recurring advisory, legal and restructuring costs	5,061	3,497	3,919	45%	(11)%
Adjusted operating income	$400,358	$323,471	$314,514	24%	3%
(1)	Please refer to pages 67-69 for a summary of adjusting items during the years ended December 31, 2022, 2021, and 2020.
(2)	Adjusted operating income represents operating income excluding the effects of adjusting items.

Ritchie Bros.	60

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

(in U.S. dollars $000's, except share and per share data, and percentages)	Year ended December 31,
				% Change
				2022 over	2021 over
	2022	2021	2020	2021	2020
Net income attributable to stockholders	$319,657	$151,868	$170,095	110%	(11)%
Share-based payments expense	36,961	23,106	21,882	60%	6%
Acquisition-related costs	37,261	30,197	6,014	23%	402%
Amortization of acquired intangible assets	33,387	27,960	21,098	19%	33%
Loss (gain) on disposition of property, plant and equipment and related costs	(166,857)	(1,436)	(1,559)	11,520%	(8)%
Loss on redemption of the 2021 Notes and certain related interest expense	9,664	—	—	100%	—%
Change in fair value of derivatives	(1,263)	1,248	—	(201)%	100%
Non-recurring advisory, legal and restructuring costs	5,061	3,497	3,919	45%	(11)%
Related tax effects of the above	(3,952)	(20,334)	(20,544)	(81)%	(1)%
Change in uncertain tax provision - tax effect	—	—	7,755	—%	(100)%
Adjusted net income attributable to stockholders	$269,919	$216,106	$208,660	25%	4%
Weighted average number of dilutive shares outstanding	111,886,025	111,406,830	110,310,984	0%	1%
Diluted earnings per share attributable to stockholders	$2.86	$1.36	$1.54	110%	(12)%
Diluted adjusted earnings per share attributable to stockholders	$2.41	$1.94	$1.89	24%	3%
(1)	Please refer to pages 67-69 for a summary of adjusting items during the years ended December 31, 2022, 2021, and 2020.
(2)	Adjusted net income attributable to stockholders represents net income attributable to stockholders excluding the effects of adjusting items.
(3)	Diluted adjusted EPS attributable to stockholders is calculated by dividing adjusted net income attributable to stockholders, net of the effect of dilutive securities, by the weighted average number of dilutive shares outstanding.

Ritchie Bros.	61

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

In 2021, we updated the calculation of adjusted EBITDA to add-back certain adjustments that have been applied retrospectively to all periods presented, as applicable (refer to adjusted operating income reconciliation above).

The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				% Change
				2022 over	2021 over
(in U.S. dollars $000's, except percentages)	2022	2021	2020	2021	2020
Net income	$319,758	$151,854	$170,358	111%	(11)%
Add: depreciation and amortization	97,155	87,889	74,921	11%	17%
Add: interest expense	57,880	36,993	35,568	56%	4%
Less: interest income	(6,971)	(1,402)	(2,338)	397%	(40)%
Add: income tax expense	86,230	53,378	65,530	62%	(19)%
EBITDA	554,052	328,712	344,039	69%	(4)%
Share-based payments expense	36,961	23,106	21,882	60%	6%
Acquisition-related costs	37,261	30,197	6,014	23%	402%
Loss (gain) on disposition of property, plant and equipment and related costs	(166,857)	(1,436)	(1,559)	11,520%	(8)%
Change in fair value of derivatives	(1,263)	1,248	—	(201)%	100%
Non-recurring advisory, legal and restructuring costs	5,061	3,497	3,919	45%	(11)%
Adjusted EBITDA	$465,215	$385,324	$374,295	21%	3%
(1)	Please refer to pages 67-69 for a summary of adjusting items during the years ended December 31, 2022, 2021, and 2020.
(2)	Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, loss (gain) on disposition of property, plant and equipment, change in fair value of derivatives, non-recurring advisory, legal and restructuring costs which includes terminated and ongoing transaction costs, and excluding the effects of any non-recurring or unusual adjusting items.

Ritchie Bros.	62

Adjusted Net Debt and Adjusted Net Debt/ Adjusted EBITDA Reconciliation

We believe that comparing adjusted net debt/adjusted EBITDA on a trailing twelve-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are noted under “Liquidity and Capital Resources”.

The following table reconciles adjusted net debt to debt, adjusted EBITDA to net income, and adjusted net debt/ adjusted EBITDA to debt/ net income, respectively, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	Year ended December 31,
							% Change
(in U.S. dollars in millions, except percentages)	2022		2021		2020		2022 over 2021	2021 over 2020
Short-term debt	$29.1		$6.1		$29.1		377%	(79)%
Long-term debt	581.5		1,737.4		636.7		(67)%	173%
Debt	610.6		1,743.5		665.8		(65)%	162%
Less: long-term debt in escrow	—		(933.5)		—		(100)%	100%
Less: cash and cash equivalents	(494.3)		(326.1)		(278.8)		52%	17%
Adjusted net debt	116.3		483.9		387.0		(76)%	25%
Net income	$319.8		$151.9		$170.4		111%	(11)%
Add: depreciation and amortization	97.2		87.9		74.9		11%	17%
Add: interest expense	57.9		37.0		35.6		56%	4%
Less: interest income	(7.0)		(1.4)		(2.3)		400%	(39)%
Add: income tax expense	86.2		53.4		65.5		61%	(18)%
EBITDA	554.0		328.8		344.1		69%	(4)%
Share-based payments expense	37.0		23.1		21.9		60%	5%
Acquisition-related costs	37.3		30.2		6.0		24%	403%
Loss (gain) on disposition of property, plant and equipment and related costs	(166.9)		(1.4)		(1.6)		11,821%	(13)%
Change in fair value of derivatives	(1.3)		1.2		—		(208)%	100%
Non-recurring advisory, legal and restructuring costs	5.1		3.5		3.9		46%	(10)%
Adjusted EBITDA	$465.2		$385.4		$374.3		21%	3%
Debt/net income	1.9	x	11.5	x	3.9	x	(83)%	195%
Adjusted net debt/adjusted EBITDA	0.3	x	1.3	x	1.0	x	(77)%	30%
(1)	Please refer to pages 67-69 for a summary of adjusting items during the years ended December 31, 2022, 2021, and 2020.
(2)	Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related costs, loss (gain) on disposition of property, plant and equipment, change in fair value of derivatives, non-recurring advisory, legal and restructuring costs which includes terminated and ongoing transaction costs, and excluding the effects of any non-recurring or unusual adjusting items.
(3)	Adjusted net debt is calculated by subtracting cash and cash equivalents from short and long-term debt.
(4)	Adjusted net debt/Adjusted EBITDA is calculated by dividing adjusted net debt by adjusted EBITDA.

Ritchie Bros.	63

Operating Free Cash Flow (“OFCF”) Reconciliation

We believe OFCF, when compared on a trailing twelve-month basis to different financial periods provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes OFCF as a performance metric. OFCF is also an element of the performance criteria for certain annual short-term and long-term incentive awards.

The following table reconciles OFCF to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2022	2021	2020	2022 over 2021	2021 over 2020
Cash provided by operating activities	$463.1	$317.6	$257.9	46%	23%
Property, plant and equipment additions	32.0	9.8	14.3	227%	(31)%
Intangible asset additions	40.0	33.7	28.9	19%	17%
Proceeds on disposition of property plant and equipment	(165.5)	(1.9)	(16.4)	8611%	(88)%
Net capital spending	$(93.5)	$41.6	$26.8	(325)%	55%
OFCF	$556.6	$276.0	$231.1	102%	19%
(1)	OFCF is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	64

Adjusted Return and Adjusted ROIC Reconciliation

We believe that comparing adjusted ROIC on a trailing twelve-month basis for different financial periods provides useful information about the after-tax return generated by our investments. Adjusted ROIC is a measure used by management to determine how productively the Company uses its long-term capital to gauge investment decisions.

Previously, we calculated ROIC as net income attributable to stockholders divided by average invested capital. During the quarter ended September 30, 2022, we updated our calculation of ROIC to better align to industry standards. ROIC is now calculated as reported return divided by average invested capital. Reported return is defined as net income attributable to stockholders excluding the impact of net interest expense, tax effected at the Company’s adjusted annualized effective tax rate. We also updated the calculation of average invested capital to include average short-term debt.

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

Ritchie Bros.	65

The following table reconciles adjusted return and adjusted ROIC to net income attributable to stockholders and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				2022 over		2021 over
(in U.S. dollars in millions, except percentages)	2022	2021	2020	2021		2020
Net income attributable to stockholders	$319.7	$151.9	$170.0	110%		(11)%
Add:
Interest expense	57.9	37.0	35.6	56%		4%
Interest income	(7.0)	(1.4)	(2.3)	400%		(39)%
Interest, net	50.9	35.6	33.3	43%		7%
Tax on interest, net	(12.7)	(9.1)	(9.1)	40%		—%
Reported return	$357.9	$178.4	$194.2	101%		(8)%

Add:
Share-based payments expense	37.0	23.1	21.9	60%		5%
Acquisition-related costs	37.3	30.2	6.0	24%		403%
Amortization of acquired intangible assets	33.4	28.0	21.1	19%		33%
Loss (gain) on disposition of property, plant and equipment and related costs	(166.9)	(1.4)	(1.6)	11,821%		(13)%
Change in fair value of derivatives	(1.3)	1.2	—	(208)%		100%
Non-recurring advisory, legal and restructuring costs	5.1	3.5	3.9	46%		(10)%
Related tax effects of the above	(4.0)	(20.3)	(20.5)	(80)%		(1)%
Change in uncertain tax provision - tax effect	—	—	7.8	—%		(100)%
Adjusted return	$298.5	$242.7	$232.7	23%		4%

Short-term debt - opening balance	$6.1	$29.1	$4.7	(79)%		519%
Short-term debt - ending balance	29.1	6.1	29.1	377%		(79)%
Average short-term debt	17.6	17.6	16.9	—%		4%
Long-term debt - opening balance	1,737.4	636.7	645.5	173%		(1)%
Less: long-term debt in escrow	(933.5)	—	—	(100)%		—%
Adjusted opening long-term debt	803.9	636.7	645.5	26%		(1)%
Long-term debt - ending balance	581.5	1,737.4	636.7	(67)%		173%
Less: long-term debt in escrow	—	(933.5)	—	(100)%		(100)%
Adjusted ending long-term debt	581.5	803.9	636.7	(28)%		26%
Average long-term debt	1,159.5	1,187.1	641.1	(2)%		85%
Adjusted average long-term debt	692.7	720.3	641.1	(4)%		12%
Stockholders' equity - opening balance	1,070.7	1,007.2	901.8	6%		12%
Stockholders' equity - ending balance	1,289.6	1,070.7	1,007.2	20%		6%
Average stockholders' equity	1,180.2	1,039.0	954.5	14%		9%
Average invested capital	$2,357.3	$2,243.7	$1,612.5	5%		39%
Adjusted average invested capital	$1,890.5	$1,776.9	$1,612.5	6%		10%

ROIC	15.2%	8.0%	12.0%	720	bps	(400)	bps
Adjusted ROIC	15.8%	13.7%	14.4%	210	bps	(70)	bps
(1)	Please refer to pages 67-69 for a summary of adjusting items for the years ended December 31, 2022, 2021, and 2020.
(2)	ROIC is calculated as reported return divided by average invested capital. We calculate average invested capital as the average short-term, long-term debt and average stockholders’ equity over a trailing twelve-month period.
(3)	Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	66

Adjusting items for the year ended December 31, 2022:

Recognized in the fourth quarter of 2022

●	$9.1 million share-based payments expense.
●	$22.2 million of acquisition-related costs primarily relating to the proposed acquisition of IAA, and the share-based continuing employment costs for the acquisitions of Rouse and SmartEquip.
●	$8.2 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$0.9 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, partially offset by $0.3 million gain on disposition of property, plant and equipment in the quarter.
●	$0.2 million of non-recurring advisory, legal and restructuring costs relating to retention costs in connection with the restructuring of our information technology team during the year.

Recognized in the third quarter of 2022

●	$8.8 million share-based payments expense.
●	$2.0 million of acquisition-related costs primarily relating to the share-based continuing employment costs for the acquisitions of Rouse and SmartEquip.
●	$8.2 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$0.9 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, partially offset by $0.3 million gain on disposition of property, plant and equipment in the quarter.
●	$1.5 million of non-recurring advisory, legal and restructuring costs, which include $1.1 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team during the first quarter of 2022, driven by our strategy to build a new digital technology platform, and $0.1 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the second quarter of 2022

●	$13.6 million share-based payments expense.
●	$3.4 million of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$8.4 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$1.2 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, and $0.1 million gain on disposition of property, plant and equipment in the quarter.
●	$9.7 million loss on redemption of the 2021 Notes and certain related interest expense includes (a) $4.8 million of loss on redemption of the 2021 Notes due to a difference between the reacquisition price of the 2021 Notes and the net carrying amount of the extinguished debt (primarily the write off of the unamortized debt issuance costs), (b) $0.7 million of deferred debt issuance costs written off due to the expiry of the undrawn $205.0 million DDTL Facility in the quarter, and (c) non-recurring interest expense of $4.2 million incurred in the quarter relating to the 2021 Notes, which were redeemed as a result of the discontinued Euro Auctions acquisition in April 2022.
●	$1.1 million of non-recurring advisory, legal and restructuring costs, which include $0.6 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, and $0.2 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Ritchie Bros.	67

Recognized in the first quarter of 2022

●	$5.4 million share-based payments expense.
●	$8.5 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$169.8 million gain recognized on the disposition of property, plant and equipment of which $169.1 million related to the sale of a property located in Bolton, Ontario.
●	$9.6 million of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$1.3 million gain due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.3 million of non-recurring advisory, legal and restructuring costs, which include $0.9 million related to severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, $0.5 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million of SOX remediation costs, and $0.6 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Adjusting items for the year ended December 31, 2021:

Recognized in the fourth quarter of 2021

●	$6.2 million share-based payments expense.
●	$7.9 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$14.0 million of acquisition-related costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$0.1 million gain recognized on the disposition of property, plant and equipment.
●	$1.3 million loss due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.6 million of non-recurring advisory, legal and restructuring costs, which include $1.4 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.7 million of SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, and $0.5 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the third quarter of 2021

●	$5.6 million share-based payments expense.
●	$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$10.3 million of acquisition-related costs related to the acquisitions of Rouse, and SmartEquip and proposed acquisition of Euro Auctions.
●	$1.1 million gain recognized on the sale of a property in Denver, Colorado.
●	$0.7 million of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the third quarter of 2021.

Recognized in the second quarter of 2021

●	$7.5 million share-based payments expense.
●	$6.8 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$3.0 million of acquisition-related costs related to the acquisition of Rouse.
●	$0.2 million gain recognized on the disposition of property, plant and equipment.
●	$0.2 million of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the second quarter of 2021.

Recognized in the first quarter of 2021

●	$3.8 million share-based payments expense.
●	$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$2.9 million of acquisition-related costs related to the acquisition of Rouse.

Ritchie Bros.	68

Adjusting items for the year ended December 31, 2020:

Recognized in the fourth quarter of 2020

●	$4.6 million share-based payments expense.
●	$5.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$6.0 million of acquisition-related costs related to the acquisition of Rouse.
●	$1.5 million of current income tax expense recognized related to an unfavourable adjustment to reflect final regulations published in the second quarter of 2020 regarding hybrid financing arrangements.

Recognized in the third quarter of 2020

●	$8.6 million share-based payments expense.
●	$5.0 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet.
●	$0.3 million gain recognized on the disposition of property, plant and equipment.
●	$3.9 million of severance costs, recognized in non-recurring advisory, legal and restructuring costs, related to the realignment of leadership to support the new global operations organization, in line with strategic growth priorities led by the new CEO. These severance costs were reclassified to non-recurring advisory, legal and restructuring costs in 2021.

Recognized in the second quarter of 2020

●	$6.4 million share-based payments expense.
●	$4.9 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet.
●	$1.2 million gain recognized on the sales of property in Manchester, New Hampshire and in St. Louis, Missouri.
●	$6.2 million tax expense related to an unfavourable adjustment to reflect final regulations published regarding hybrid financing arrangements, of which $0.8 million relates to current income tax expense.

Recognized in the first quarter of 2020

●	$2.4 million share-based payments expense.
●	$5.5 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet.

Ritchie Bros.	69

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We conduct operations in local currencies in countries around the world, but we use the U.S. dollar as our presentation currency. As a result, we are exposed to currency fluctuations and exchange rate risk. We cannot accurately predict the future effects of foreign currency fluctuations on our financial condition or results of operations, nor quantify their effects on the macroeconomic environment. The proportion of revenues denominated in currencies other than the U.S. dollar in a given period will differ from the annual proportion for the year ended December 31, 2022, which was 42%, depending on the size and location of auctions held during the period. On an annual basis, we expect fluctuations in revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar.

During 2022, we recorded a foreign currency translation adjustment of $29.2 million, compared to $21.7 million in 2021. Our foreign currency translation adjustment arises from the translation of our net assets denominated in currencies other than the U.S. dollar to the U.S. dollar for reporting purposes. Based on our exposures to foreign currency transactions at December 31, 2022, and assuming all other variables remain constant, a 10% appreciation or depreciation of the Canadian dollar and Euro against the U.S. dollar would result in an increase/decrease of approximately $34.7 million in our consolidated comprehensive income, of which $35.2 million relates to our foreign currency translation adjustment and is offset by $0.5 million to our net income.

We enter into forward contracts to protect against foreign currency exchange rate risks related to certain intercompany balances denominated in currencies other than the U.S. dollar.

Interest Rate Risk

Loans under our syndicated and foreign credit facilities bear interest, at our option, at a rate equal to either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or floating rate customarily used by the syndicate and depending on the borrowing currency, including LIBOR, SOFR, SONIA, €STR, EURIBOR, and TIBOR. In either case, an applicable margin is added to the rate. At December 31, 2022, we had a total of $114.6 million in loans (facilities drawn and term loans) bearing floating rates of interest, as compared to $319.1 million at December 31, 2021. Based on the amount owing at December 31, 2022, and assuming all other variables remain constant, a change in the interest rate by 100 bps would result in an increase/decrease of approximately $1.1 million in the pre-tax interest we accrue per annum.

At December 31, 2022, fixed rate debt (the 2016 Notes) represents 82% of our long-term debt and bears interest at a fixed rate of 5.375% per annum (2021: 91% of our long-term debt bearing interest at fixed rates between 4.750% and 5.375% per annum). The proportion of fixed-to-floating debt is anticipated to change upon consummation of the IAA merger and the related funding of the $1.8 billion of new Term Loan A commitments, which are floating rate, and from the issuance of any debt securities and/or additional debt financing required to complete the proposed acquisition of IAA. We continue to monitor our exposure to interest rate risk, and while we have not adopted a long-term hedging strategy to protect against interest rate fluctuations associated with our variable rate debt, we may consider hedging specific borrowings if we deem it appropriate in the future.

Ritchie Bros.	70

ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ritchie Bros. Auctioneers Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ritchie Bros. Auctioneers Incorporated (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Ritchie Bros.	71

Valuation of Goodwill related to the SmartEquip and Rouse reporting units

Description of the Matter

At December 31, 2022, the Company’s goodwill related to SmartEquip and Rouse was $114.5 million and $164.0 million respectively. As discussed in Note 2(s) to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is further described in Note 20 to the consolidated financial statements.

Auditing management’s annual goodwill impairment tests related to the SmartEquip and Rouse reporting units involved subjective auditor judgment due to the significant estimation uncertainly in determining the fair values of the reporting units. The fair value estimates were made using discounted cash flow models. Significant judgment was required in assessing the assumptions used, in particular projected revenue growth rates, projected earnings before interest, taxes, depreciation and amortization (EBITDA) margins, terminal growth rates and discount rates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review, including controls over management’s review of the significant assumptions described above.

Our substantive procedures to test the Company’s estimated fair values of the SmartEquip and Rouse reporting units, included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We assessed the projected revenue growth rates, projected EBITDA margins and terminal growth rates used by management by comparing them to current economic and industry trends. We also assessed the Company’s projections for revenue growth rates and EBITDA margins by comparing the projections to actual historic operating results. We performed sensitivity analysis on the projected revenue growth rates, projected EBITDA margins, terminal growth rates and discount rates to evaluate the potential changes in fair values of the reporting units that would result from changes in the assumptions. We also involved our valuation specialists to assist in the review of the valuation methodology as well as the evaluation of the Company’s discount rates by comparing the rates against discount rate ranges that were independently developed by our valuation specialists using publicly available market data for comparable entities.

/s/ Ernst & Young LLP

Chartered Professional Accountants

We have served as the Company‘s auditor since 2013.

Vancouver, Canada

February 21, 2023

Ritchie Bros.	72

Consolidated Income Statements

(Expressed in thousands of United States dollars, except share and per share data)

Year ended December 31,	2022	2021	2020
Revenue:
Service revenue	$1,050,583	$917,759	$871,596
Inventory sales revenue	683,225	499,212	505,664
Total revenue	1,733,808	1,416,971	1,377,260

Operating expenses:
Costs of services	168,127	155,258	164,528
Cost of inventory sold	608,574	447,921	458,293
Selling, general and administrative	539,933	456,203	410,291
Acquisition-related costs	37,261	30,197	6,014
Depreciation and amortization	97,155	87,889	74,921
Foreign exchange (gain) loss	(954)	792	1,612
Total operating expenses	1,450,096	1,178,260	1,115,659
Gain on disposition of property, plant and equipment	170,833	1,436	1,559
Operating income	454,545	240,147	263,160

Interest expense	(57,880)	(36,993)	(35,568)
Interest income	6,971	1,402	2,337
Change in fair value of derivatives, net	1,263	(1,248)	—
Other income, net	1,089	1,924	5,959
Income before income taxes	405,988	205,232	235,888

Income tax expense	86,230	53,378	65,530
Net income	$319,758	$151,854	$170,358

Net income attributable to:
Stockholders	$319,657	$151,868	$170,095
Non-controlling interests	101	(14)	263
Net income	$319,758	$151,854	$170,358

Earnings per share attributable to stockholders:
Basic	$2.89	$1.38	$1.56
Diluted	$2.86	$1.36	$1.54

Weighted average number of shares outstanding:
Basic	110,781,282	110,315,782	109,054,493
Diluted	111,886,025	111,406,830	110,310,984

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	73

Consolidated Statements of Comprehensive Income

(Expressed in thousands of United States dollars)

Year ended December 31,	2022	2021	2020

Net income	$319,758	$151,854	$170,358
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(29,154)	(21,712)	24,861
Total comprehensive income	$290,604	$130,142	$195,219

Total comprehensive income (loss) attributable to:
Stockholders	$290,526	$130,190	$194,899
Non-controlling interests	78	(48)	320
	$290,604	$130,142	$195,219

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	74

Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share data)

	December 31,	December 31,
	2022	2021
Assets

Cash and cash equivalents	$494,324	$326,113
Restricted cash	131,622	102,875
Trade and other receivables	186,448	150,895
Less: allowance for credit losses	(3,268)	(4,396)
Inventory	103,050	102,494
Other current assets	48,341	64,346
Income taxes receivable	2,600	19,895
Total current assets	963,117	762,222

Restricted cash	—	933,464
Property, plant and equipment	459,137	449,087
Other non-current assets	163,375	142,504
Intangible assets	322,652	350,516
Goodwill	948,816	947,715
Deferred tax assets	6,630	7,406
Total assets	$2,863,727	$3,592,914

Liabilities and Equity

Auction proceeds payable	$425,716	$292,789
Trade and other liabilities	294,763	280,308
Income taxes payable	41,307	5,677
Short-term debt	29,118	6,147
Current portion of long-term debt	4,386	3,498
Total current liabilities	795,290	588,419

Long-term debt	577,111	1,733,940
Other non-current liabilities	147,290	147,260
Deferred tax liabilities	53,961	52,232
Total liabilities	1,573,652	2,521,851

Commitments and Contingencies (Note 27 and Note 28 respectively)
Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 110,881,363 (December 31, 2021: 110,618,049)	246,283	227,504
Additional paid-in capital	85,261	59,535
Retained earnings	1,043,169	839,609
Accumulated other comprehensive loss	(85,104)	(55,973)
Stockholders' equity	1,289,609	1,070,675
Non-controlling interests	466	388
Total stockholders' equity	1,290,075	1,071,063
Total liabilities and equity	$2,863,727	$3,592,914

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	75

Consolidated Statements of Changes in Equity

(Expressed in thousands of United States dollars, except where noted)

	Attributable to stockholders
			Additional		Accumulated	Non-
	Common stock		paid-In		other	controlling
	Number of		capital	Retained	comprehensive	interest	Total
	shares	Amount	("APIC")	earnings	income (loss)	("NCI")	equity
Balance, December 31, 2019	109,337,781	$194,771	$52,110	$714,051	$(59,099)	$5,154	$906,987
Net income	—	—	—	170,095	—	263	170,358
Other comprehensive loss	—	—	—	—	24,804	57	24,861
	—	—	—	170,095	24,804	320	195,219
Stock option exercises	1,563,941	55,669	(11,541)	—	—	—	44,128
Issuance of common stock related to vesting of share units	187,825	3,181	(9,900)	—	—	—	(6,719)
Issuance of common stock related to business combinations	312,193	—	1,459	—	—	—	1,459
Share-based continuing employment costs related to business combinations	—	—	802	—	—	—	802
Stock option compensation expense	—	—	5,853	—	—	—	5,853
Equity-classified share units expense	—	—	9,897	—	—	—	9,897
Equity-classified share units dividend equivalents	—	—	491	(491)	—	—	—
Cash dividends paid	—	—	—	(91,737)	—	(320)	(92,057)
Shares repurchased	(1,525,312)	(53,170)	—	—	—	—	(53,170)
Balance, December 31, 2020	109,876,428	$200,451	$49,171	$791,918	$(34,295)	$5,154	$1,012,399
Net income	—	—	—	151,868	—	(14)	151,854
Other comprehensive income	—	—	—	—	(21,678)	(34)	(21,712)
	—	—	—	151,868	(21,678)	(48)	130,142
Stock option exercises	495,021	20,013	(3,763)	—	—	—	16,250
Issuance of common stock related to vesting of share units	238,139	2,276	(11,724)	—	—	—	(9,448)
Acquisition of remaining interest in NCI	—	—	(1,170)	70	—	(4,614)	(5,714)
Issuance of common stock related to business combinations	63,971	—	—	—	—	—	—
Forfeiture of common stock related to business combinations	(55,510)	—	(98)	—	—	—	(98)
Share-based continuing employment costs related to business combinations	—	4,764	6,105	—	—	—	10,869
Stock option compensation expense	—	—	8,365	—	—	—	8,365
Equity-classified share units expense	—	—	12,199	—	—	—	12,199
Equity-classified share units dividend equivalents	—	—	450	(450)	—	—	—
Cash dividends paid	—	—	—	(103,797)	—	(104)	(103,901)
Balance, December 31, 2021	110,618,049	$227,504	$59,535	$839,609	$(55,973)	$388	$1,071,063
Net income	—	—	—	319,657	—	101	319,758
Other comprehensive loss	—	—	—	—	(29,131)	(23)	(29,154)
	—	—	—	319,657	(29,131)	78	290,604
Stock option exercises	159,920	7,226	(1,354)	—	—	—	5,872
Issuance of common stock related to vesting of share units	103,394	2,905	(6,814)	—	—	—	(3,909)
Share-based continuing employment costs related to business combinations	—	8,648	(1,148)	—	—	—	7,500
Stock option compensation expense	—	—	12,145	—	—	—	12,145
Equity-classified share units expense	—	—	22,019	—	—	—	22,019
Equity-classified share units dividend equivalents	—	—	878	(878)	—	—	—
Cash dividends paid	—	—	—	(115,219)	—	—	(115,219)
Balance, December 31, 2022	110,881,363	$246,283	$85,261	$1,043,169	$(85,104)	$466	$1,290,075

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	76

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

Year ended December 31,	2022	2021	2020
Cash provided by (used in):
Operating activities:
Net income	$319,758	$151,854	$170,358
Adjustments for items not affecting cash:
Depreciation and amortization	97,155	87,889	74,921
Share-based payments expense	41,664	31,335	16,552
Deferred income tax expense	(253)	3,859	9,152
Unrealized foreign exchange (gain) loss	(6,468)	(107)	2,453
Gain on disposition of property, plant and equipment	(170,833)	(1,436)	(1,559)
Loss on redemption of the 2021 Notes	4,792	—	—
Amortization of debt issuance costs	3,872	2,926	3,123
Amortization of right-of-use assets	19,373	12,832	12,240
Gain on contingent consideration from equity investment	—	—	(1,700)
Change in fair value of derivatives	(1,263)	1,248	—
Other, net	4,076	2,752	1,466
Net changes in operating assets and liabilities	151,182	24,434	(29,134)
Net cash provided by operating activities	463,055	317,586	257,872
Investing activities:
Acquisitions, net of cash acquired	(63)	(170,976)	(250,039)
Property, plant and equipment additions	(31,972)	(9,816)	(14,263)
Proceeds on disposition of property, plant and equipment	165,542	1,911	16,385
Intangible asset additions	(39,965)	(33,671)	(28,873)
Issuance of loans receivable	(22,037)	(2,622)	(9,071)
Repayment of loans receivable	5,487	1,108	3,227
Distribution from equity investment	—	—	4,212
Proceeds on contingent consideration from equity investment	—	—	1,700
Other, net	340	—	—
Net cash provided by (used in) investing activities	77,332	(214,066)	(276,722)
Financing activities:
Share repurchase	—	—	(53,170)
Dividends paid to stockholders	(115,219)	(103,797)	(91,737)
Acquisition of remaining interest in NCI	—	(5,556)	—
Dividends paid to NCI	—	(104)	(320)
Proceeds from exercise of options and share option plans	5,872	16,250	44,128
Payment of withholding taxes on issuance of shares	(3,955)	(9,283)	(6,656)
Net increase (decrease) in short-term debt	776	(21,608)	21,431
Proceeds from long-term debt	—	1,106,957	—
Repayment of long-term debt	(1,131,000)	(5,328)	(13,711)
Debt issue costs	(4,257)	(5,655)	(2,038)
Repayment of finance lease obligations	(10,339)	(10,968)	(9,388)
Net cash provided by (used in) financing activities	(1,258,122)	960,908	(111,461)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(18,771)	(8,871)	16,950
(Decrease) Increase	(736,506)	1,055,557	(113,361)
Beginning of period	1,362,452	306,895	420,256
Cash, cash equivalents, and restricted cash, end of period	$625,946	$1,362,452	$306,895

See accompanying notes to the consolidated financial statements.

Ritchie Bros.	77

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

On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia’s invasion of Ukraine, sharply affecting economic and global financial markets. Subsequent economic sanctions of Russia have exacerbated ongoing economic challenges, including issues such as rising inflation, increasing fuel costs and global supply chain disruption. The Company does not have any direct or significant operations in Russia or Ukraine, or any material operations in neighboring countries and only has limited number of direct customers in the effected region. The extent of the ongoing impacts of the conflict on our operational and financial performance, the impact of higher fuel costs globally adding to inflationary pressures, including our ability to execute on our business strategies and initiatives and sustain our operations in Europe and globally, will depend on future developments, including the continued evolution of military activity and sanctions imposed with Russia’s invasion of Ukraine. Given the evolving nature of the crisis, the Company cannot currently reasonably estimate the impacts of the conflict on its business operations, results of operations, cash flows or financial performance.

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

(b)   Basis of Consolidation (continued)

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

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, or upon completion of the performance obligation, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The transaction price is reduced by estimates of variable consideration such as volume rebates and discounts. All estimates, which are evaluated at each reporting period, are based on the Company’s historical experience, anticipated volumes, and best judgment. For auctions, revenue is recognized when the auction sale is complete and the performance obligation is satisfied at the end of the auction process. Revenue is measured at the fair value of the consideration received or receivable and is shown net of value-added tax and duties.

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

Under the standard terms and conditions of its auction sales, the Company is not obligated to pay a consignor for property that has not been paid for by the buyer, provided the property has not been released to the buyer. If the buyer defaults on its payment obligation, also referred to as a collapsed sale, the sale is cancelled in the period in which the determination is made, and the property is returned to the consignor or placed in a later event-based or online auction. The Company recognizes a provision for expected collapsed or cancelled sales which is the Company’s best estimate of the service revenues relating to transactions which may not complete and where the buyer may default on its obligation. The Company determines the provision based on historical collapse experience, customer data and reasonable and supportable forecasts of the outcome of such transactions.

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

(d)   Costs of Services

Costs of services incurred in earning A&M revenues are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenue, and earning other fee revenue. Direct expenses include direct labor, buildings and facilities charges, travel, advertising and promotion costs and fees paid to unrelated third parties who introduce the Company to equipment sellers who sell property at the Company's auctions and marketplaces. Costs of services to operate our online marketplace revenue excludes hosting costs where we leverage a shared infrastructure that supports both our internal technology requirements and external sales to our customers.

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

Costs of services incurred in earning other fee revenue include ancillary and logistical service expenses, direct labor (including commissions on sales), cloud infrastructure and hosting costs, software maintenance fees, and materials. Costs of services exclude depreciation and amortization expenses.

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

(f)    Share-based Payments (continued)

Liability-classified Share-based Payments (continued)

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. The Company includes lease payments for renewal or termination options in its determination of lease term, ROU asset, and lease liability when it is reasonably certain that the Company will exercise these options. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in costs of services and selling, general and administrative expenses.

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

(l)    Restricted Cash

In certain jurisdictions, local laws require the Company to hold cash in segregated bank accounts, which are used to settle auction proceeds payable resulting from live onsite auctions and online marketplace sales conducted in those regions. In addition, the Company also holds cash generated from its online marketplace sales in separate escrow accounts, for settlement of the respective online marketplace transactions as a part of its secured escrow service. Restricted cash balances also include funds held in accounts owned by the Company in support of short-term stand-by letters of credit to provide seller security. Non-current restricted cash consists of funds that are restricted as to withdrawal or use for other than current operations and are designated for expenditure in the acquisition of non-current assets and in business combinations.

(m)   Trade and Other Receivables

Trade receivables principally include amounts due from customers as a result of live onsite auction and online marketplace transactions. The recorded amount reflects the purchase price of the item sold, including the Company’s commission. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer economic data and reasonable and supportable forecasts of future economic conditions.

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

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

2.     Significant Accounting Policies (continued)

(n)    Inventory

Inventory consists of equipment and other assets purchased for resale in an upcoming live onsite auction or online marketplace event. The Company typically purchases inventory for resale through a competitive process where the consignor or vendor has determined this to be the preferred method of disposition through the auction process. In addition, certain jurisdictions require auctioneers to hold title to assets and facilitate title transfer on sale. Inventory is valued at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation. As part of its government business, the Company purchases inventory for resale as part of its commitment to purchase certain surplus government property (Note 27). The significant elements of cost include the acquisition price, in-bound transportation costs of the inventory, and make-ready costs to prepare the inventory for sale that are not selling expenses. Write-downs to the carrying value of inventory are recorded in cost of inventory sold on the consolidated income statement.

(o)   Property, Plant and Equipment

All property, plant and equipment are stated at cost less accumulated depreciation. Cost includes all expenditures that are directly attributable to the acquisition or development of the asset, net of any amounts received in relation to those assets, including scientific research and experimental development tax credits.

The cost of self-constructed assets includes the cost of materials and direct labor, any other costs directly attributable to bringing the assets to working condition for their intended use, the costs of dismantling and removing items and restoring the site on which they are located (if applicable), and capitalized interest on qualifying assets. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably.

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

(x)   Advertising Costs

Advertising costs are expensed as incurred. Advertising expense is included in costs of services and selling, general and administrative expenses on the accompanying consolidated income statements.

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

(z)   New and Amended Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update primarily addresses the accounting for contract assets and contract liabilities from revenue contracts with customers acquired in a business combination. The update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 - Revenue from Contracts with Customers, whereas prior to the adoption of the update, contract assets acquired and contract liabilities assumed in a business combination were recognized at fair value on the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company early adopted the update as of October 1, 2021 and therefore has applied the amendments to all acquisitions completed since January 1, 2021, which includes only the acquisition of SmartEquip, which was completed on November 2, 2021.

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

In December 2022, the Company performed a qualitative goodwill assessment of the A&M and Mascus reporting units, and concluded that there were no indicators of impairment. The Company performed a quantitative goodwill assessment of the Rouse and SmartEquip reporting units and concluded that the fair value of both reporting units exceeded their carrying amounts.

Significant items subject to estimates and judgments in 2022 were made in accounting for the completed sale and leaseback transaction of our Bolton property (Note 18 & Note 26). The Company determined the following estimates in calculating the gain on sale: the present value of market rental payments of the Bolton property sold, the expected lease term in the leaseback arrangement and the Company’s incremental borrowing rate based on information available at the commencement date of the lease.

Accounting for business combinations also requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Such estimates of fair value may require valuation methods which use significant estimates and assumptions. At the acquisition of SmartEquip, we estimated the fair value of the intangible assets acquired, using valuation methods, which required management to make estimates with respect to expected future cash flows and growth rates, gross margins, attrition rates, royalty rates, discount rates, terminal value, and forecast period. The Company based these estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions that it believes are reasonable, including assumptions as to future events.

Ritchie Bros.	91

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.   Business Combinations

Proposed IAA Acquisition

On November 7, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization which was subsequently amended on January 22, 2023 (the “Merger Agreement”), pursuant to which it has agreed to acquire IAA, Inc. (“IAA”). Under the terms of the Merger Agreement, IAA stockholders will receive $12.80 in cash and 0.5252 shares of the Company for each share of IAA common stock they own. Pursuant to such terms, the Company will (i) issue approximately 70.3 million shares of its common stock to the stockholders of IAA and (ii) pay to the stockholders of IAA approximately $1.7 billion in cash consideration. In addition, the Company will repay approximately $1.2 billion of IAA’s net debt. Certain outstanding equity awards will also be cancelled and exchanged into equivalent outstanding equity awards covering the Company’s common shares based on the equity award exchange ratio. Upon completion of the acquisition, the Company’s shareholders will own approximately 59% of the common shares of the combined company on a fully diluted basis, IAA’s stockholders will own approximately 37%, and Starboard will own approximately 4% (Note 24).

The acquisition of IAA is expected to close in the first half of 2023, subject to the satisfaction of various conditions, including, among other things, (1) the approval of the issuance of our common shares by the affirmative vote of a majority of the votes cast by holders of our outstanding common shares, (2) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of IAA’s common stock, and (3) other customary closing conditions.

In connection with the Merger Agreement, the Company entered into a debt commitment letter with certain financial institutions that committed to provide, subject to certain terms and conditions, a bridge loan facility in an aggregate principal amount of up to $2.8 billion and a backstop senior secured revolving credit facility in an aggregate principal amount of up to $750.0 million. On December 9, 2022, the Company subsequently closed an amendment to its existing credit agreement (Note 22) with a syndicate of lenders and obtained commitments for term loan A facility in an aggregate amount of up to $1.8 billion to be used to finance the proposed IAA acquisition. The amendment also allowed the Company to permanently terminate the backstop senior revolving credit commitments and reduce the senior secured bridge facility commitments by the amount of the term loan A facility and the amount of the existing term loans under the existing credit agreement.

The Board of Directors of the Company also expects to approve the payment of a one-time special dividend to the Company’s shareholders in the amount of $1.08 per share, contingent upon the completion of the merger and consent of the TSX. IAA stockholders will not be entitled to receive the special dividend with respect to any of the Company’s common shares received as consideration. We will not pay the special dividend if the Merger Agreement is terminated or if the merger is not completed. Furthermore, if the Merger Agreement is terminated under specified circumstances, the Company or IAA may be required to pay the other a termination amount of $189.0 million or the Company may be required to reimburse IAA for its out-of-pocket expenses incurred in connection with the Merger Agreement up to an aggregate amount of $5.0 million.

VeriTread Acquisition

On January 3, 2023, the Company acquired 8,889,766 units of VeriTread, LLC (“VeriTread”), a Florida limited liability company, for approximately $25.0 million from its existing unitholders and acquired another 1,056,338 units through an investment of $3.0 million cash. As a result, the Company increased its investment in VeriTread from 11% to 75%. VeriTread is a transportation technology company that provides an online marketplace solution for open deck transport, connecting shippers and service providers. Also, on January 3, 2023, the Company entered into a put/call agreement with one of the minority unitholders of VeriTread for their remaining units. Pursuant to this agreement, the minority unitholder has rights, in certain circumstances, to put its remaining units of VeriTread to the Company, subject to VeriTread achieving certain performance targets, and the Company has the right to call the remaining units of the minority unitholder upon achievement of certain integration milestones.

Ritchie Bros.	92

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.   Business Combinations (continued)

SmartEquip Acquisition

On November 2, 2021, the Company acquired all of the issued and outstanding common shares of SmartEquip for a total cash purchase price of $173.7 million. During 2022, the Company finalized the net working capital adjustment under the purchase agreement and increased the purchase price by $0.1 million, resulting in a total purchase price of $173.8 million. The Company also decreased the deferred tax asset acquired by $3.8 million to $5.1 million, with a corresponding adjustment to goodwill, as a result of additional information obtained about the facts and circumstances that existed at the date of the acquisition. Accordingly, the purchase price allocation was finalized.

SmartEquip is an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers and dealers.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

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

The deferred tax assets are presented net of a valuation allowance of $0.9 million.

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

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

4.   Business Combinations (continued)

Euro Auctions Acquisition

On August 9, 2021, the Company entered into a Sale and Purchase Agreement (“SPA”) pursuant to which it agreed to purchase Euro Auctions Limited, William Keys & Sons Holdings Limited, Equipment & Plant Services Ltd, and Equipment Sales Ltd. (collectively, “Euro Auctions”), each being a private limited company incorporated in Northern Ireland (the “Euro Auctions Acquisition”). Under the terms of the SPA, the Company was to acquire all of the outstanding shares of Euro Auctions from their existing shareholders for approximately £775.0 million (approximately $1.02 billion) cash consideration, to be paid on closing. On April 29, 2022, the Company made a decision to discontinue the Phase 2 review by the United Kingdom’s Competition and Markets Authority (“CMA”). The SPA automatically terminated on June 28, 2022. In addition, in April 2022, the Company terminated, without cost, its deal contingent forward currency contracts (Note 13) and on May 4, 2022, redeemed all of the 2021 Notes (Note 22) at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest.

5.     Segmented Information

The Company’s principal business activity is the management and disposition of used industrial equipment and other durable assets. The Company’s operations are comprised of one reportable segment and other business activities that are not reportable as follows:

●	Auctions and Marketplaces – This is the Company’s only reportable segment, which consists of the Company’s live onsite auctions, its online auctions and marketplaces, and its brokerage service; and
●	Other includes the results of Ritchie Bros. Financial Services (“RBFS”), Rouse, SmartEquip, Mascus & RitchieList online services, and the results from various value-added services and make-ready activities, including the Company’s equipment refurbishment services, and Ritchie Bros. Logistical Services (“RB Logistics”) and appraisals and inspections.

Ritchie Bros.	94

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

5.     Segmented Information (continued)

	Year ended December 31, 2022
	A&M	Other	Consolidated
Service revenue:
Commissions	$485,916	$—	$485,916
Fees	366,079	198,588	564,667
Total service revenue	851,995	198,588	1,050,583
Inventory sales revenue	683,225	—	683,225
Total revenue	$1,535,220	$198,588	$1,733,808
Costs of services	104,902	63,225	168,127
Cost of inventory sold	608,574	—	608,574
Selling, general and administrative	466,251	73,682	539,933
Segment profit	$355,493	$61,681	$417,174
Acquisition-related costs			37,261
Depreciation and amortization			97,155
Foreign exchange gain			(954)
Total operating expenses			$1,450,096
Gain on disposition of property, plant and equipment			170,833
Operating income			$454,545
Interest expense			(57,880)
Interest income			6,971
Change in fair value of derivatives			1,263
Other income, net			1,089
Income tax expense			(86,230)
Net income			$319,758

	Year ended December 31, 2021
	A&M	Other	Consolidated
Service revenue:
Commissions	$469,718	$—	$469,718
Fees	293,408	154,633	448,041
Total service revenue	763,126	154,633	917,759
Inventory sales revenue	499,212	—	499,212
Total revenue	$1,262,338	$154,633	$1,416,971
Costs of services	97,423	57,835	155,258
Cost of inventory sold	447,921	—	447,921
Selling, general and administrative	406,360	49,843	456,203
Segment profit	$310,634	$46,955	$357,589
Acquisition-related costs			30,197
Depreciation and amortization			87,889
Foreign exchange loss			792
Total operating expenses			$1,178,260
Gain on disposition of property, plant and equipment			1,436
Operating income			$240,147
Interest expense			(36,993)
Interest income			1,402
Change in fair value of derivatives			(1,248)
Other income, net			1,924
Income tax expense			(53,378)
Net income			$151,854

Ritchie Bros.	95

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

5.     Segmented Information (continued)

	Year ended December 31, 2020
	A&M	Other	Consolidated
Service revenue:
Commissions	$452,882	$—	$452,882
Fees	291,775	126,939	418,714
Total service revenue	744,657	126,939	871,596
Inventory sales revenue	505,664	—	505,664
Total revenue	$1,250,321	$126,939	$1,377,260
Costs of services	103,232	61,296	164,528
Cost of inventory sold	458,293	—	458,293
SG&A expenses	382,254	28,037	410,291
Segment profit	$306,542	$37,606	$344,148
Acquisition-related costs			6,014
D&A expenses			74,921
Foreign exchange loss			1,612
Total operating expenses			$1,115,659
Gain on disposition of property, plant and equipment			1,559
Operating income			$263,160
Interest expense			(35,568)
Interest income			2,337
Other income, net			5,959
Income tax expense			(65,530)
Net income			$170,358

The Chief Operating Decision Maker “CODM” does not evaluate the performance of the Company’s operating segments or assess allocation of resources based on segment assets and liabilities, nor does the Company classify liabilities on a segmented basis.

The carrying value~~s~~ of goodwill are allocated as follows to A&M and Other:

At December 31,	2022	2021
A&M	$651,539	$653,183
Other
Mascus	18,846	19,984
Rouse	163,968	163,968
SmartEquip	114,463	110,580
Total Goodwill	$948,816	$947,715

The Company’s geographic information as determined by the revenue and location of assets, which represents property, plant and equipment is as follows:

	United
	States	Canada	Australia	Europe	Other	Consolidated
Total revenue for the year ended:
December 31, 2022	$970,848	$375,670	$181,339	$143,232	$62,719	$1,733,808
December 31, 2021	748,730	281,105	149,551	183,004	54,581	1,416,971
December 31, 2020	754,815	305,236	119,490	158,999	38,720	1,377,260

	United
	States	Canada	Australia	Europe	Other	Consolidated
Property, plant and equipment:
December 31, 2022	$241,937	$87,264	$20,035	$86,702	$23,199	$459,137
December 31, 2021	232,351	93,826	21,478	75,538	25,894	449,087

Ritchie Bros.	96

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

6.    Revenues

The Company’s revenue from the rendering of services and sale of inventory is as follows:

Year ended December 31,	2022	2021	2020
Commissions	$485,916	$469,718	$452,882
Fees
Auction related fees	366,079	293,408	291,775
Financing fees	68,862	46,991	32,216
Other fees	129,726	107,642	94,723
Service revenue	1,050,583	917,759	871,596

Inventory sales revenue	683,225	499,212	505,664
	$1,733,808	$1,416,971	$1,377,260

Auction related fees primarily relate to buyer transaction fees and other fees required to generate revenue from auction and marketplaces activities. Financing fees are fees earned in RBFS relating to loan origination services. Other fees include revenue from other services, including ancillary, parts, data, logistics, inspection, appraisal and online listing services.

7.     Operating Expenses

Costs of Services

Year ended December 31,	2022	2021	2020
Employee compensation expenses	$66,081	$58,808	$54,977
Ancillary and logistical service expenses	52,628	52,301	59,982
Travel, advertising and promotion expenses	22,604	18,536	22,636
Other costs of services	14,718	15,426	17,047
Buildings, facilities and technology expenses	12,096	10,187	9,886
	$168,127	$155,258	$164,528

Selling, General and Administrative

Year ended December 31,	2022	2021	2020
Wages, salaries and benefits	$323,686	$285,535	$257,797
Share-based compensation expense	36,961	23,106	21,879
Buildings, facilities and technology expenses	88,852	73,490	62,755
Travel, advertising and promotion expenses	38,024	25,940	25,780
Professional fees	29,819	25,969	18,220
Other selling, general and administrative	22,591	22,163	23,860
	$539,933	$456,203	$410,291

Ritchie Bros.	97

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

7.     Operating Expenses (continued)

Acquisition-related Costs

Acquisition-related costs consist of operating expenses incurred in connection with business combinations, such as due diligence, advisory, legal, integration planning, and share-based continuing employment costs. The following is a summary of our acquisition-related costs:

Year ended December 31,	2022	2021	2020
IAA	$21,282	$—	$—
SmartEquip	3,052	4,965	—
Euro Auctions	7,385	13,596	—
Rouse	5,414	11,636	6,014
Other	128	—	—
	$37,261	$30,197	$6,014

During the year ended December 31, 2022, the Company incurred $5.1 million (2021: $10.3 million; 2020: $0.8 million) of share-based continuing employment costs for the acquisition of Rouse and $2.4 million (2021: $0.4 million: 2020: nil) for the acquisition of SmartEquip, included within acquisition-related costs.

Depreciation and Amortization Expenses

Year ended December 31,	2022	2021	2020
Depreciation	$31,421	$32,401	$31,330
Amortization	65,734	55,488	43,591
	$97,155	$87,889	$74,921

8.     Other Income

Other income primarily includes rental income, as well as costs relating to settlement of legal disputes. In 2020, the Company recognized $1.7 million of other income related to the contingent consideration received on the disposition of one of the Company’s equity accounted for investments upon achievement of certain financial targets.

Ritchie Bros.	98

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

9.     Income Taxes

The expense for the year can be reconciled to income before income taxes as follows:

Year ended December 31,	2022	2021	2020
Earnings before income tax	$405,988	$205,232	$235,888
Statutory federal and provincial tax rate in British Columbia, Canada	27.00%	27.00%	27.00%
Expected income tax expense	$109,617	$55,413	$63,690

Non-deductible expenses	7,978	7,853	4,732
Non-taxable gain on capital items	(19,457)	(265)	(60)
Changes in the valuation of deferred tax assets	(2,302)	(355)	(2,027)
Different tax rates of subsidiaries operating in foreign jurisdictions	(6,394)	(6,257)	(12,016)
U.S. tax reform impacts	7	3,584	17,105
Deductions for tax purposes in excess of accounting expenses	(754)	(2,698)	(1,566)
Unrecognized tax benefits	(1,476)	(474)	817
Benefits of deductible stock options	(1,518)	(2,121)	(4,070)
Expired losses with full valuation allowance	689	620	725
Other	(160)	(1,922)	(1,800)
	$86,230	$53,378	$65,530

The income tax expense (recovery) consists of:

Year ended December 31,	2022	2021	2020
Canadian:
Current tax expense	$60,897	$21,664	$27,766
Deferred tax expense	2,725	5,639	3,970

Foreign:
Current tax expense before application of operating loss carryforwards	29,573	30,093	30,280
Tax benefit of operating loss carryforwards	(3,987)	(2,238)	(1,668)
Total current tax expense	25,586	27,855	28,612
Deferred tax expense before adjustment
to opening valuation allowance	(2,978)	(1,781)	6,127
Adjustment to opening valuation allowance	—	1	(945)
Total deferred tax (recovery) expense	(2,978)	(1,780)	5,182
	$86,230	$53,378	$65,530

The foreign provision for income taxes is based on foreign pre-tax earnings of $93.1 million, $100.2 million, and $117.2 million in 2022, 2021, and 2020, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that we intend to repatriate in the foreseeable future. At December 31, 2022, income taxes have not been provided on a cumulative total of $744.0 million as we do not foresee repatriating these foreign earnings. The amount of unrecognized deferred tax liability related to these foreign earnings is estimated to be approximately $17.7 million. Earnings retained by subsidiaries and equity-accounted investments amount to approximately $767.0 million (2021: $702.7 million; 2020: $645.8 million). The Company accrues withholding and other taxes that would become payable on the distribution of earnings only to the extent that either the Company does not control the relevant entity or it is expected that these earnings will be remitted in the foreseeable future.

Ritchie Bros.	99

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

9.     Income Taxes (continued)

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities were as follows:

At December 31,	2022	2021
Deferred tax assets:
Working capital	$15,357	$16,622
Property, plant and equipment	5,049	6,098
Share-based compensation	10,580	5,661
Tax losses and tax credit carryforwards	22,131	31,001
Lease liabilities	29,553	28,769
Notes receivable/payable	4,276	760
Other	7,429	6,576
	94,375	95,487
Deferred tax liabilities:
Property, plant and equipment	$(18,204)	$(18,305)
Goodwill	(10,564)	(7,382)
Intangible assets	(59,909)	(66,320)
Right-of-use assets	(26,016)	(25,606)
Long-term debt	(131)	(3,605)
Notes receivable/payable	(9,893)	(879)
Other	(7,681)	(5,053)
	(132,398)	(127,150)
Net deferred tax liabilities	$(38,023)	$(31,663)

Valuation allowance	(9,308)	(13,162)
	$(47,331)	$(44,825)

At December 31, 2022, the Company had non-capital loss carryforwards that are available to reduce taxable income in the future years. These non-capital loss carryforwards expire as follows:

2023	$1,278
2024	194
2025	115
2026	31
2027 and thereafter	39,955
$41,573

The Company has capital loss carryforwards of approximately $82.5 million (2021: $82.2 million) available to reduce future capital gains and interest deduction carryforwards of $1.8 million (2021: $2.5 million), both of which carryforward indefinitely.

Tax losses are denominated in the currency of the countries in which the respective subsidiaries are located and operate. Fluctuations in currency exchange rates could reduce the U.S. dollar equivalent value of these tax loss and tax credit carry forwards in future years.

At December 31, 2022, the Company had gross unrecognized tax benefits of $16.0 million (2021: $18.9 million). Of this total, $6.9 million (2021: $8.6 million) represents the net amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

Ritchie Bros.	100

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

9.     Income Taxes (continued)

Reconciliation of gross unrecognized tax benefits:

At December 31,	2022	2021
Unrecognized tax benefits, beginning of year	$18,859	$20,298
Increases – tax positions taken in prior period	591	452
Increases – tax positions taken in current period	590	1,077
Settlement and lapse of statute of limitations	(3,570)	(3,303)
Currency translation adjustment	(479)	335
Unrecognized tax benefits, end of year	$15,991	$18,859

Interest expense and penalties related to unrecognized tax benefits are recorded within the provision for income tax expense on the consolidated income statement. At December 31, 2022, the Company had accrued $3.5 million (2021: $3.9 million) for interest and penalties.

In the normal course of business, the Company is subject to audit by the Canadian federal and provincial taxing authorities, by the U.S. federal and various state taxing authorities and by the taxing authorities in various foreign jurisdictions. Tax years ranging from 2014 to 2021 remain subject to examination in Canada, the United States, Luxembourg, and the Netherlands.

The Canada Revenue Agency (“CRA”) has been conducting audits of the Company’s 2014, 2015, 2017, 2018 and 2019 taxation years. If the CRA challenges the manner in which the Company has filed its tax returns and reported its income with respect to any of the audits, the Company will have the option to appeal any such decision. While the Company believes it is, and has been, in full compliance with Canadian tax laws and expects to vigorously contest any proposed assessments or any notice of assessments or reassessments received from the CRA, the Company is unable to predict the ultimate outcome of these audits and the final disposition of any appeals pertaining to such audits. If the CRA makes an adverse determination and the Company is unsuccessful in appealing such determination reflected in any assessment or reassessment, then the Company could incur additional income taxes, penalties, and interest, which could have a material negative effect on its operations.

On February 13, 2023, the CRA issued a proposal letter to Ritchie Bros. Auctioneers (International) Ltd. asserting that one of its Luxembourg subsidiaries was resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation. The Luxembourg subsidiary was in operation from 2010 until 2020. In the event that the CRA issues a notice of assessment or reassessment, the Company expects to vigorously contest such notice as the Company disagrees with the assertion regarding Canadian residency. In the event that a court of competent jurisdiction makes a final determination that the income of the Luxembourg subsidiary for 2010 through 2015 was subject to Canadian income tax laws, the Company may ultimately be liable for additional total Canadian federal and provincial income tax of approximately $26.0 million - $30.0 million, exclusive of interest and penalties, for the period specified in the proposal letter. The CRA may also challenge the manner in which the Company has filed its tax returns and reported its income with respect to 2016 to 2020 taxation years and may assert that the income of the Luxembourg subsidiary was subject to Canadian income tax because the Luxembourg subsidiary was also resident in Canada during these years. The Company could then incur additional income taxes, penalties and interest which could have a material negative effect on its operations.

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

	Net income	WA	Per
	attributable to	number	share
Year ended December 31, 2022	stockholders	of shares	amount
Basic	$319,657	110,781,282	$2.89
Effect of dilutive securities:
Share units	—	516,144	(0.01)
Stock options	—	588,599	(0.02)
Diluted	$319,657	111,886,025	$2.86

	Net income	WA	Per
	attributable to	number	share
Year ended December 31, 2021	stockholders	of shares	amount
Basic	$151,868	110,315,782	$1.38
Effect of dilutive securities:
Share units	—	388,083	(0.01)
Stock options	—	702,965	(0.01)
Diluted	$151,868	111,406,830	$1.36

	Net income	WA
	attributable to	number	Per share
Year ended December 31, 2020	stockholders	of shares	amount
Basic	$170,095	109,054,493	$1.56
Effect of dilutive securities:
Share units	—	541,054	(0.01)
Stock options	—	715,437	(0.01)
Diluted	$170,095	110,310,984	$1.54

Ritchie Bros.	102

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

11.   Supplemental Cash Flow Information

Year ended December 31,	2022	2021	2020
Trade and other receivables	$(44,059)	$(11,607)	$22,079
Inventory	(7,209)	(21,884)	(18,149)
Advances against auction contracts	(5,730)	2,073	6,705
Prepaid expenses and deposits	2,613	(17,739)	2,196
Income taxes receivable	16,751	(13,457)	13
Auction proceeds payable	143,111	82,484	(74,114)
Trade and other liabilities	14,615	27,995	38,078
Income taxes payable	35,179	(11,484)	9,671
Operating lease obligation	(12,932)	(11,844)	(11,162)
Other	8,843	(103)	(4,451)
Net changes in operating assets and liabilities	$151,182	$24,434	$(29,134)

Year ended December 31,	2022	2021	2020
Interest paid, net of interest capitalized	$38,014	$45,048	$32,521
Interest received	6,971	1,402	2,338
Net income taxes paid	29,562	71,229	43,398

Non-cash purchase of property, plant and equipment under finance lease	13,365	7,720	11,326
Non-cash right of use assets obtained in exchange for new lease obligations	30,251	13,917	10,588
Non-cash equity consideration in connection with Rouse acquisition	—	—	1,459

At December 31,	2022	2021	2020
Cash and cash equivalents	$494,324	$326,113	$278,766
Restricted cash
Current	131,622	102,875	28,129
Non-current	—	933,464	—
Cash, cash equivalents, and restricted cash	$625,946	$1,362,452	$306,895

Ritchie Bros.	103

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

12.   Fair Value Measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

		December 31, 2022		December 31, 2021
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Cash and cash equivalents	Level 1	$494,324	$494,324	$326,113	$326,113
Restricted cash	Level 1	131,622	131,622	1,036,339	1,036,339
Loans receivable	Level 2	23,362	23,283	7,267	7,267
Derivative financial assets
Deal contingent forward contract	Level 3	—	—	751	751
Forward currency contracts	Level 2	150	150	—	—
Derivative financial liabilities
Deal contingent forward contract	Level 3	—	—	2,005	2,005
Forward currency contracts	Level 2	29	29	—	—
Short-term debt	Level 2	29,118	29,118	6,147	6,147
Long-term debt
Senior unsecured notes (as defined in Note 22)
2016 Notes	Level 1	496,331	491,875	494,531	508,125
2021 USD Notes	Level 2	—	—	598,052	625,125
2021 CAD Notes	Level 2	—	—	332,337	339,100
Term loan	Level 2	85,166	85,523	92,821	93,226
Long-term revolver loans	Level 2	—	—	219,699	219,772

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

The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on specific monetary loan receivables. In 2022, a loss of $4.6 million was recognized for the change in fair values of the forward currency contracts within foreign exchange loss (gain) in the consolidated income statement (2021: $nil).

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

14.   Trade and Other Receivables

At December 31,	2022	2021
Trade receivables	$143,790	$123,246
Consumption taxes receivable	31,183	20,359
Loans receivable	8,017	7,267
Other receivables	3,458	23
	$186,448	$150,895

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

The following table presents the activity in the allowance for expected credit losses on trade receivables for the period ended December 31, 2022:

Balance at December 31, 2021	$(4,396)
Current period provision	65
Write-offs charged against the allowance	1,063
Balance at December 31, 2022	$(3,268)

15.   Inventory

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. Specific consideration was given to the valuation of the surplus government inventory. The Company determined that the valuation provision was not significant.

During the year ended December 31, 2022, the Company recorded an inventory write-down of $4.4 million (2021: $2.7 million; 2020: $1.7 million).

Ritchie Bros.	105

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

16.   Other Current Assets

	December 31,	December 31,
	2022	2021
Advances against auction contracts	$8,891	$4,102
Assets held for sale	323	17,538
Prepaid expenses and deposits	38,977	41,955
Derivative financial asset	150	751
	$48,341	$64,346

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

Assets Held for Sale

Balance, December 31, 2020	$—
Reclassified from property, plant and equipment	17,779
Disposal	(241)
Balance at December 31, 2021	$17,538
Reclassified from (to) property, plant and equipment	(10,148)
Disposal	(7,067)
Balance at December 31, 2022	$323

On March 17, 2022, the Company completed the sale and leaseback of a parcel of land including all buildings, in Bolton, Ontario, Canada for a total sale consideration of $208.2 million Canadian dollars (approximately $165 million) net of closing and transaction costs, and recognized a gain on disposition of property, plant and equipment of $169.1 million. The net book value of the Bolton property was $7.1 million. The payments for the lease were not considered to be at market rates given an initial two year rent free period and, accordingly, the Company adjusted the sales proceeds and the gain to fair value. The Bolton property continues to be used for auction operations under the operating leaseback agreement until the completion of the acquisition and development of a replacement property located in Amaranth, Ontario, Canada (Note 26). On February 3, 2023, the Company signed an amendment to its agreement to purchase a replacement property, and as a result of the vendor completing its conditions under the agreement, the Company anticipates to close the purchase of the Amaranth property of $22 million in early March 2023 and begin its development.

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

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

17.   Property, Plant and Equipment

		Accumulated
At December 31, 2022	Cost	depreciation	Net book value
Land and improvements	$368,430	$(85,537)	$282,893
Buildings	245,444	(134,969)	110,475
Yard and automotive equipment	86,882	(54,401)	32,481
Computer software and equipment	82,891	(72,496)	10,395
Office equipment	37,554	(28,664)	8,890
Leasehold improvements	23,398	(16,712)	6,686
Assets under development	7,317	—	7,317
	$851,916	$(392,779)	$459,137

		Accumulated
At December 31, 2021	Cost	depreciation	Net book value
Land and improvements	$347,980	$(83,709)	$264,271
Buildings	250,692	(129,237)	121,455
Yard and automotive equipment	79,536	(53,945)	25,591
Computer software and equipment	84,371	(73,330)	11,041
Office equipment	37,187	(26,957)	10,230
Leasehold improvements	23,471	(15,995)	7,476
Assets under development	9,023	—	9,023
	$832,260	$(383,173)	$449,087

In 2022, the Company completed the purchase of the Maltby property for a purchase price of $13.5 million.

During the year ended December 31, 2022, interest of $0.1 million (2021: $0.1 million; 2020: $0.2 million) was capitalized to the cost of assets under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 4.33% (2021: 2.54%; 2020: 3.02%).

Additions during the year include $13.2 million (2021: $7.5 million; 2020: $11.4 million) of property, plant and equipment under finance leases.

18.   Other Non-current Assets

	December 31,	December 31,
	2022	2021
Right-of-use assets	$122,934	$114,414
Tax receivable	9,088	10,289
Loans receivable	15,346	—
Deferred debt issue costs	3,910	5,236
Other	12,097	12,565
	$163,375	$142,504

The Company recognized a right-of-use asset of $16.6 million as a result of the sale and leaseback transaction on the Bolton property in March 2022 (Note 16 and 26). In June 2022, the Company also recognized a right-of-use asset of $9.0 million as a result of a new lease signed on an auction site in Maltby, United Kingdom. On September 28, 2022, the Company completed the purchase of the Maltby property for $13.5 million (12.6 million GBP) and as a result derecognized the right of use asset and recognized the asset in property, plant and equipment (Note 26).

Ritchie Bros.	107

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

18.   Other Non-Current Assets (continued)

Loans Receivable

At December 31, 2022, the Company participated in certain financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance at December 31, 2022 was $23.4 million, of which $8.0 million is recorded in trade and other receivables and $15.4 million in non-current loans receivable (December 31, 2021: $7.3 million, of which $7.3 million was recorded in trade and other receivables and nil in non-current loans receivable). The expected credit loss allowance is not significant.

19.   Intangible Assets

		Accumulated
At December 31, 2022	Cost	amortization	Net book value
Trade names and trademarks	$54,023	$(2,889)	$51,134
Customer relationships	245,407	(85,657)	159,750
Software and technology assets	289,078	(182,303)	106,775
Software under development	4,535	—	4,535
Backlog	1,100	(642)	458
	$594,143	$(271,491)	$322,652

		Accumulated
At December 31, 2021	Cost	amortization	Net book value
Trade names and trademarks	$54,400	$(2,147)	$52,253
Customer relationships	245,984	(65,480)	180,504
Software and technology assets	255,636	(144,309)	111,327
Software under development	5,424	—	5,424
Backlog	1,100	(92)	1,008
	$562,544	$(212,028)	$350,516

At December 31, 2022, a net carrying amount of $54.5 million (December 31, 2021: $55.6 million) included in intangible assets was not subject to amortization. During the year ended December 31, 2022, the cost of additions was reduced by $1.1 million for recognition of tax credits (2021: $2.2 million; 2020: $2.6 million).

During the year ended December 31, 2022, interest of $0.4 million (2021: $0.3 million; 2020: $0.3 million) was capitalized to the cost of software under development. These interest costs relating to qualifying assets are capitalized at a weighted average rate of 4.82% (2021: 2.48%; 2020: 3.04%).

During the year ended December 31, 2022, the weighted average amortization period for all classes of intangible assets was 8.6 years (2021: 9.0; 2020: 9.1).

At December 31, 2022, estimated annual amortization expense for the next five years ended December 31 are as follows:

2023	$55,829
2024	41,016
2025	24,661
2026	20,672
2027	18,590
$160,768

Ritchie Bros.	108

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

20.   Goodwill

Balance, December 31, 2020	$840,610
Additions	108,778
Foreign exchange movement	(1,673)
Balance, December 31, 2021	$947,715
Additions	3,882
Foreign exchange movement	(2,781)
Balance, December 31, 2022	$948,816

In 2022, the Company recognized an increase in goodwill of $3.9 million as a result of finalizing the SmartEquip net working capital adjustment and acquisition purchase price allocation.

In 2021, the Company recognized $110.6 million of goodwill from the acquisition of SmartEquip, as well as a reduction in goodwill of $1.8 million as a result of finalizing the Rouse acquisition purchase price allocation.

21.   Trade and Other Liabilities

At December 31,	2022	2021
Trade payables	$77,564	$85,743
Accrued liabilities	141,401	116,647
Social security and sales taxes payable	38,741	41,608
Net consumption taxes payable	14,482	11,360
Share unit liabilities	6,267	10,056
Other payables	16,279	12,889
Derivative financial liability	29	2,005
	$294,763	$280,308

Ritchie Bros.	109

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

22.   Debt

	Carrying amount
	December 31,	December 31,
	2022	2021
Short-term debt	$29,118	$6,147

Long-term debt:

Revolving facilities and delayed-draw term loan facility:
Delayed-draw term loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 5.86%, due in monthly installments of interest and quarterly installments of principal, maturing in September 2026	85,523	93,283
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.29%, due in monthly installments of interest only, maturing in September 2026	-	46,206
Long-term revolver loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 2.29%, due in monthly installments of interest only, maturing in September 2026	-	56,492
Long-term revolver loan denominated in U.S. dollars, secured, bearing interest at a weighted average rate of 5.42%, due in monthly installments of interest only, maturing in September 2026	-	117,000
Less: unamortized debt issue costs	(357)	(463)

Senior unsecured notes:
Bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025 (the "2016 Notes")	500,000	500,000
Less: unamortized debt issue costs	(3,669)	(5,469)
Bearing interest at 4.75% due in semi-annual installments, with the full amount of principal due in December 2031 (the "2021 USD Notes")	-	600,000
Less: unamortized debt issue costs	-	(1,948)
Bearing interest at 4.95% due in semi-annual installments, with the full amount of principal due in December 2029 (the "2021 CAD Notes")	-	333,464
Less: unamortized debt issue costs	-	(1,127)
Total long-term debt	581,497	1,737,438

Total debt	$610,615	$1,743,585

Long-term debt:
Current portion	$4,386	$3,498
Non-current portion	577,111	1,733,940
Total long-term debt	$581,497	$1,737,438

Short-term Debt

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 5.8% (December 31, 2021: 1.8%).

Ritchie Bros.	110

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

22.   Debt (continued)

Long-term Debt

a)	Term Loan and Long-term Revolver Loans

During 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”, together with the Revolving Facilities, the “Facilities”).

The Credit Agreement was amended in September 2021 (the “September 2021 Amendment”), which, among other things, (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1.0 billion, including $295.0 million of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Facilities at each pricing tier level, and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.

Immediately prior to the September 2021 Amendment, the aggregate principal amount outstanding under the DDTL Facility was $90.0 million ($118.9 million Canadian dollars). In connection with the September 2021 Amendment, the Company refinanced that amount with the proceeds from a borrowing under the DDTL Facility. Under the terms of the September 2021 Amendment, there were no mandatory principal repayments of borrowings under the DDTL Facility until the earlier of when the remaining $205.0 million is drawn or the third quarter of 2022. The Company did not draw on the remaining $205.0 million before it expired on June 28, 2022 and, therefore, mandatory principal repayments began in the third quarter of 2022. The principal payments are subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity. As a result of the expiry of the unused portion of the DDTL Facility during 2022, the Company wrote off $0.7 million of deferred debt issuance costs included in non-current assets to interest expense.

The Credit Agreement was amended in December 2022 (the “December 2022 Amendment”), which, among other things, (i) permits the proposed merger with IAA (the “IAA merger”), (ii) provides commitments for a term loan A facility (the “TLA Facility”) in an aggregate principal amount of up to $1.8 billion to be used to finance, in part, the IAA merger, (iii) provides the Company the ability to borrow up to $200.0 million of the Revolving Facilities under the Credit Agreement on a limited conditionality basis to finance, in part, the IAA merger, and (iv) provides the ability for the Company to add a term loan B facility in a future incremental amendment, the proceeds of which would be used to finance, in part, the proposed IAA acquisition.

The Company incurred total debt issuance costs of $0.8 million in connection with the December 2022 Amendment, of which $0.3 million has been included in non-current assets and $0.5 million in acquisition-related costs.

At December 31, 2022, the Company had unamortized deferred debt issue costs relating to the Facilities and the TLA Facility of $4.3 million (2021: $5.7 million)

For the year ended December 31, 2022, the Company made scheduled repayments on the DDTL Facility of $2.2 million (2021: $5.3 million). The Company did not make any voluntary term loan prepayments during the year ended December 31, 2022 (2021: $nil).

Ritchie Bros.	111

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

22.   Debt (continued)

Long-term Debt (continued)

b)	Senior Unsecured Notes

2016 Notes

On December 21, 2016, the Company completed the offering of $500.0 million aggregate principal amount of 5.375% senior unsecured notes due January 15, 2025 (the “2016 Notes”). Interest on the 2016 Notes is payable semi-annually. The 2016 Notes are jointly and severally guaranteed on an unsecured basis, subject to certain exceptions, by certain of the Company’s subsidiaries. IronPlanet, Rouse, SmartEquip, and certain of their respective subsidiaries were added as additional guarantors in connection with the acquisitions of IronPlanet, Rouse and SmatEquip, respectively.

2021 Notes

On December 21, 2021, the Company completed the offering of two series of senior notes: (i) $600.0 million aggregate principal amount of 4.750% senior notes due December 15, 2031 and (ii) $425.0 million Canadian dollar aggregate principal amount of 4.950% senior notes due December 15, 2029 (together the “2021 Notes”).

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

At December 31, 2022, principal repayments for the remaining period to the contractual maturity for our long term debt are as follows:

Face value
2023	$4,386
2024	4,386
2025	504,386
2026	72,365
2027	—
Thereafter	—
$585,523

At December 31, 2022, the Company had unused committed revolving credit facilities aggregating $709.8 million that are available until September 2026 subject to certain covenant restrictions, unused uncommitted revolving credit facilities aggregating $5.0 million that are available until October 2023, and unused uncommitted revolving credit facilities aggregating $5.0 million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at December 31, 2022.

23.   Other Non-current Liabilities

	December 31,	December 31,
	2022	2021
Operating lease liability	$111,871	$109,882
Tax payable	15,991	18,859
Finance lease liability	15,349	13,983
Other	4,079	4,536
	$147,290	$147,260

Ritchie Bros.	112

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.   Equity and Dividends

Share Capital

Common Stock

Unlimited number of common shares, without par value.

Preferred Stock

Unlimited number of senior preferred shares and junior preferred shares, without par value, issuable in series.

All issued shares are fully paid.

No preferred shares have been issued at December 31, 2022. In January 2023, the Company entered into a securities purchase agreement with Starboard Value LP and certain of its affiliates (together, "Starboard") pursuant to which Starboard made a $485 million convertible preferred equity and a $15 million common share investment in the Company. The newly issued senior preferred shares are convertible into common shares at an initial conversion price of $73.00 per share. The preferred shares carry an initial 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's common share dividends, subject to a $0.27 per share per quarter floor. If the IAA Acquisition is terminated, the Company has the right to redeem the preferred shares at a redemption price of 102% of par plus accrued and unpaid dividends.

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

Shares issuance for business combination activity is presented below:

	Rouse		SmartEquip		Total

						Weighted average
	Common	Fair value	Common	Fair value	Common	fair value
	shares	per common	shares	per common	shares	per common
	issued	shares	issued	shares	issued	shares
Outstanding, December 31, 2019	—	$—	—	$—	—	$—
Granted	312,193	71.09	—	—	312,193	71.09
Forfeited	—	—	—	—	—	—
Outstanding, December 31, 2020	312,193	$71.09	—	$—	312,193	$71.09
Granted	—	—	63,971	68.39	63,971	68.39
Vested	(67,018)	71.09	—	—	(67,018)	71.09
Forfeited	(55,510)	71.09	—	—	(55,510)	71.09
Outstanding, December 31, 2021	189,665	$71.09	63,971	$68.39	253,636	$70.41
Granted	—	—	—	—	—	—
Vested	(104,105)	71.09	(21,325)	68.39	(125,430)	70.63
Forfeited	—	—	—	—	—	—
Outstanding, December 31, 2022	85,560	$71.09	42,646	$68.39	128,206	$70.19

Ritchie Bros.	113

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.   Equity and Dividends (continued)

Share Capital (continued)

Shares Issued for Business Combinations (continued)

In 2022, the Company recognized $8.6 million (2021: $4.8 million) of share capital from additional paid-in capital for the portion of common shares previously issued in connection with the acquisitions of Rouse and SmartEquip that have vested as of December 31, 2022.

At December 31, 2022, the unrecognized share-based continuing employment costs was $3.2 million (2021: $10.7 million), which is expected to be recognized over a weighted average period of 1.1 years.

Share Repurchase

There were no common shares repurchased during the year ended December 31, 2022. There were no common shares repurchased in the year ended December 2021 and 1,525,312 common shares repurchased for $53.2 million in the year ended December 2020.

Change in Non-controlling Interests

On September 13, 2021, the Company purchased the remaining 25% membership interest of Xcira, LLC, a Delaware limited liability Company, for a purchase price of $5.6 million. The transaction increased the Company’s ownership interest in Xcira, LLC to 100%.

Dividends

In January 2023, the Company announced that it expects its Board of Directors to approve the issuance of a one-time special dividend to the Company’s shareholders in the amount of $1.08 per common share, which will be payable to holders of record as of a pre-closing record date of the proposed IAA acquisition to be determined with the consent of the TSX and contingent on the closing of the proposed IAA acquisition (Note 4).

Declared and Paid

The Company declared and paid the following dividends during the years ended December 31, 2022, 2021, and 2020:

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date
Year ended December 31, 2022:
Fourth quarter 2021	January 21, 2022	$0.2500	February 11, 2022	$27,659	March 4, 2022
First quarter 2022	May 6, 2022	0.2500	May 27, 2022	27,693	June 17, 2022
Second quarter 2022	August 3, 2022	0.2700	August 24, 2022	29,932	September 14, 2022
Third quarter 2022	November 2, 2022	0.2700	November 23, 2022	29,935	December 14, 2022

Year ended December 31, 2021:
Fourth quarter 2020	January 22, 2021	$0.2200	February 12, 2021	$24,181	March 5, 2021
First quarter 2021	May 7, 2021	0.2200	May 26, 2021	24,279	June 16, 2021
Second quarter 2021	August 4, 2021	0.2500	August 25, 2021	27,607	September 15, 2021
Third quarter 2021	November 3, 2021	0.2500	November 24, 2021	27,652	December 15, 2021

Year ended December 31, 2020:
Fourth quarter 2019	January 24, 2020	$0.2000	February 14, 2020	$21,905	March 6, 2020
First quarter of 2020	May 6, 2020	0.2000	May 27, 2020	21,681	June 17, 2020
Second quarter of 2020	August 5, 2020	0.2200	August 26, 2020	24,053	September 16, 2020
Third quarter 2020	November 4, 2020	0.2200	November 25, 2020	24,098	December 16, 2020

Ritchie Bros.	114

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

24.   Equity and Dividends (continued)

Dividends (continued)

Declared and Undistributed

In addition to the above dividends, since the end of the year the Directors have recommended the payment of a final dividend of $0.27 per common share, accumulating to a total dividend of $27.8 million. The aggregate amount of the proposed final dividend is expected to be paid out of retained earnings on March 3, 2023 to stockholders of record on February 10, 2023. This dividend has not been recognized as a liability in the financial statements. The payment of this dividend will not have a tax consequence for the Company.

Foreign Currency Translation Reserve

Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature, which generated net loss of $10.5 million for 2022 (2021: net loss of $8.8 million; 2020: net gain of $10.8 million).

25.   Share-based Payments

Share-based payments consist of the following compensation costs:

Year ended December 31,	2022	2021	2020
Selling, general and administrative:
Stock option compensation expense	$12,145	$8,365	$5,853
Equity-classified share units	22,027	12,574	9,897
Liability-classified share units	3	(580)	3,635
Employee share purchase plan - employer contributions	2,786	2,747	2,497
	36,961	23,106	21,882
Acquisition-related costs:
Share-based continuing employment costs	7,500	10,771	802
	7,500	10,771	802
	$44,461	$33,877	$22,684

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

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.   Share-based Payments (continued)

Stock Option Plans (continued)

Stock option activity is presented below:

	Stock options				Premium-priced stock options
			WA				WA
	Common	WA	remaining	Aggregate	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value	option	price	life (in years)	value
Outstanding, December 31, 2019	2,797,189	$29.05	7.1	$38,874	—	$—	—	$—
Granted	822,626	41.94	—	—	—	—	—	—
Exercised	(1,563,941)	28.22	—	37,062	—	—	—	—
Forfeited	(68,056)	34.30	—	—	—	—	—	—
Expired	(2,064)	20.74	—	—	—	—	—	—
Outstanding, December 31, 2020	1,985,754	$34.95	7.7	$68,717	—	$—	—	$—
Granted	758,256	56.29	—	—	1,017,064	91.24	—	—
Exercised	(495,021)	32.83	—	14,147	—	—	—	—
Forfeited	(40,932)	45.86	—	—	—	—	—	—
Outstanding, December 31, 2021	2,208,057	$42.55	7.7	$41,884	1,017,064	$91.24	5.7	$—
Granted	710,847	58.08	—	—	119,157	91.37	—	—
Exercised	(159,920)	36.72	—	4,494	—	—	—	—
Forfeited	(28,689)	48.09	—	—	(17,789)	90.93	—	—
Outstanding, December 31, 2022	2,730,295	$46.88	7.3	$31,151	1,118,432	$91.26	4.7	$—
Exercisable, December 31, 2022	1,308,853	$38.36	5.9	$25,815	—	$—	—	$—

Stock options

The Company uses the Black Scholes option pricing model to fair value stock options. Stock options are granted with an exercise price equal to the fair market value of the Company’s common shares at the grant date, with a three year vesting period and terms not exceeding 10 years. At December 31, 2022, there were 3,919,069 (December 31, 2021: 4,705,117) shares authorized and available for grants of options under the stock option plans. The options outstanding at December 31, 2022 expire on dates ranging to December 16, 2032. The weighted average grant date fair value of options granted during the year ended December 31, 2022 was $14.35 per option (2021: $12.72; 2020: $8.69). The weighted average share price of options exercised during the year ended December 31, 2022 was $64.82 (2021: $61.40; 2020: $51.92).

The significant assumptions used to estimate the fair value of stock options granted are presented in the following table on a weighted average basis:

Year ended December 31,	2022		2021		2020
Risk free interest rate	2.2%		0.5%		0.7%
Expected dividend yield	1.74%		1.64%		1.96%
Expected lives of the stock options	4	years	4	years	5	years
Expected volatility	31.8%		32.3%		28.0%

At December 31, 2022, the unrecognized stock-based compensation cost related to non-vested stock options was $7.1 million, which is expected to be recognized over a weighted average period of 2.0 years. Cash received from stock-based award exercises for the year ended December 31, 2022 was $5.9 million (2021: $16.3 million; 2020: $44.1 million). The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.4 million for the year ended December 31, 2022 (2021: $1.8 million; 2020: $4.6 million).

Ritchie Bros.	116

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.   Share-based Payments (continued)

Stock Option Plans (continued)

Premium-priced Stock Options

The Company also grants premium-priced stock options to the senior executives with exercise prices above the fair market value of the Company’s common shares on grant dates. The premium-priced stock options vest and become exercisable upon the third anniversary of their grant date. The premium-priced stock options granted in August and November 2021 expire on the sixth anniversary of their grant date, and those granted in June 2022 expire in August 2027 to coincide with the expiry of the August 2021 grant. The fair values of the premium-priced stock options were calculated on the grant date using a Monte Carlo simulation model. The weighted average estimated grant date fair value of premium-priced options for the year ended December 31, 2022 was $8.00 per option (2021: $8.59).

The significant assumptions used to estimate the fair values were as follows:

Year ended December 31,	2022		2021
Risk free interest rate	3.0%		1.1%
Expected dividend yield	1.63%		1.59%
Expected lives of the stock options	4	years	5	years
Expected volatility	30.2%		30.6%

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

At December 31, 2022, the unrecognized stock-based compensation cost related to the premium-priced stock options was $5.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

Share Unit Plans

Share unit activity is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs		PSUs with Market Conditions		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2019	428,724	$32.89	—	$—	237,420	$29.72	118,368	$29.64
Granted	303,829	42.09	—	—	45,781	51.36	19,146	47.01
Vested and settled	(156,238)	31.94	—	—	(98,542)	27.68	—	—
Forfeited	(33,639)	36.60	—	—	(49,722)	28.14	—	—
Outstanding, December 31, 2020	542,676	$38.09	—	$—	134,937	$39.14	137,514	$32.06
Granted	160,713	57.67	88,305	65.45	46,675	60.98	19,075	58.48
Vested and settled	(161,248)	31.14	—	—	(93,426)	35.04	—	—
Forfeited	(18,523)	47.58	—	—	(9,074)	55.81	—	—
Outstanding at December 31, 2021	523,618	$45.90	88,305	$65.45	79,112	$54.96	156,589	$35.28
Granted	236,855	58.53	14,574	69.92	34,495	57.71	21,824	58.24
Vested and settled	(93,241)	36.42	—	—	(37,714)	50.29	(70,048)	36.13
Forfeited	(4,598)	51.76	—	—	(7,869)	60.30	—	—
Outstanding at December 31, 2022	662,634	$51.71	102,879	$66.08	68,024	$58.32	108,365	$39.35

The total market value of liability-classified share units vested and released during the year ended December 31, 2022 was $4.9 million (2021: $nil; 2020: $nil).

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

The fair value of the equity-classified PSUs awarded in 2022, 2021 and 2020 is estimated on grant date using the market close price of the Company’s common shares listed on the NYSE, as these awards are not subject to market vesting conditions.

At December 31, 2022, the unrecognized share unit expense related to equity-classified PSUs was $14.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

PSUs with Market Conditions

The Company also grants PSUs to senior executives with a market condition where vesting is conditional upon the total stockholder return performance of the Company’s stock relative to the performance of a peer group over a three year performance period from the date of grant. The PSUs granted in August and November 2021 have a three year performance period and the PSUs granted in June 2022 have approximately a two year performance period to coincide with the remaining performance period of the August 2021 grant. The fair value per PSU granted during the year ended December 31, 2022 of $69.92 was calculated on the grant date using the Monte Carlo simulation model which takes into consideration a required post-vesting holding period of one year with a discount value of $5.34 per PSU. The discount was calculated using the Chaffe Protective Put Method and an effective tax rate of 35%.

The significant assumptions used to estimate the fair value are presented in the following table:

Year ended December 31,	2022		2021
Risk free interest rate	2.7%		0.5%
Expected dividend yield	1.63%		1.63%
Expected lives of the PSUs	2	years	3	years
Expected volatility	33.4%		31.0%
Average expected volatility of comparable companies	34.4%		38.6%

At December 31, 2022, the unrecognized share unit expense related to equity-classified PSUs with market conditions was $3.9 million, which is expected to be recognized over a weighted average period of 1.6 years.

RSUs

The Company has restricted share unit plans (RSU plans) that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the market close price of the Company's common shares listed on the NYSE.

At December 31, 2022, the unrecognized share unit expense related to equity-classified RSUs was $1.6 million, which is expected to be recognized over a weighted average period of 1.4 years.

Ritchie Bros.	118

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

25.   Share-based Payments (continued)

Share Unit Plans (continued)

DSUs

The Company has deferred share unit plans (DSU plans) that are cash-settled and not subject to market vesting conditions.

Fair values of deferred share units (“DSUs”) are estimated on grant date and at each reporting date using the market close price of the Company's common shares listed on the NYSE. DSUs are granted under the DSU plan to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant.

At December 31, 2022, the Company had a total share unit liability of $6.3 million (2021: $10.1 million) in respect of share units under the DSU plans presented in trade and other liabilities.

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

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.   Leases

The Company's breakdown of lease expense is as follows:

Year ended December 31,	2022	2021	2020
Operating lease cost	$22,966	$17,932	$16,927
Finance lease cost
Amortization of leased assets	10,242	10,804	9,268
Interest on lease liabilities	795	814	915
Short-term lease cost	12,160	10,046	9,799
Sublease income	(111)	(76)	(429)
	$46,052	$39,520	$36,480

The lease expenditure charged to earnings during the year ended December 31, 2022 was $35.1 million (2021: $28.0 million; 2020: $26.7 million).

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

The majority of the Company's operating leases have a fixed term with a remaining life between one month and 17 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. At the inception of a lease, the Company determines whether it is reasonably certain to exercise a renewal option and includes the options in the determination of the lease term and the lease liability where it is reasonably certain to exercise the option. If the Company's intention is to exercise an option subsequent to the commencement of the lease, the Company will re-assess the lease term. The Company has included certain renewal options in its operating lease liabilities for key property leases for locations that have strategic importance to the Company such as its Corporate Head Office. The Company has not included any purchase options available within its operating lease portfolio in its determination of its operating lease liability.

On March 17, 2022, the Company completed the sale and leaseback of its Bolton property, a parcel of land including all buildings, in Bolton, Ontario (Note 16). The Company intends to lease the Bolton property for a period of 28 months until such time that the replacement property is available for the relocation of the Company’s operations. The lease has an initial rent-free period of two years and an option to renew the lease for two additional one-year periods, during which time the lease is cancellable at one month’s notice. Upon completion of the sale, the Company recorded a $16.6 million ROU asset representing the right-of-use of the Bolton property for the estimated lease term and a $4.5 million long term lease liability representing the obligation to make lease payments arising from the operating lease at the end of the initial two-year period.

Ritchie Bros.	120

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.   Leases (continued)

Operating Leases (continued)

The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

2023	$17,397
2024	17,741
2025	12,992
2026	12,327
2027	11,547
Thereafter	87,301
Total future minimum lease payments	$159,305
less: imputed interest	(34,689)
Total operating lease liability	$124,616
less: operating lease liability - current	(12,745)
Total operating lease liability - non current	$111,871

At December 31, 2022, the weighted average remaining lease term for operating leases is 12.4 years (December 31, 2021: 14.0 years) and the weighted average discount rate is 3.9% (December 31, 2021: 3.7%). There are no additional undiscounted commitments for leases not yet commenced at December 31, 2022 (December 31, 2021: $2.5 million).

Finance Leases

The Company has entered into finance lease arrangements for certain vehicles, computer and yard equipment and office furniture. The majority of the leases have a fixed term with a remaining life of one month to five years with renewal options included in the contracts. In certain of these leases, the Company has the option to purchase the leased asset at fair market value or a stated residual value at the end of the lease term. For certain leases such as vehicle leases the Company has included renewal options in the determination of its lease liabilities.

At December 31, 2022, the net carrying amount of computer and yard equipment and other assets under finance leases is $24.1 million (December 31, 2021: $22.2 million), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.

Assets recorded under finance leases are as follows:

		Accumulated	Net book
At December 31, 2022	Cost	depreciation	value
Auto equipment	$22,102	$(9,487)	$12,615
Computer equipment	14,325	(8,021)	6,304
Yard and others	14,072	(8,930)	5,142
	$50,499	$(26,438)	$24,061

		Accumulated	Net book
At December 31, 2021	Cost	depreciation	value
Auto equipment	$16,380	$(6,279)	$10,101
Computer equipment	13,920	(7,728)	6,192
Yard and others	16,628	(10,683)	5,945
	$46,928	$(24,690)	$22,238

Ritchie Bros.	121

Notes to the Consolidated Financial Statements

(Tabular amounts expressed in thousands of United States dollars, except where noted)

26.   Leases (continued)

Finance Leases (continued)

The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

2023	$10,160
2024	7,624
2025	4,518
2026	2,936
2027	1,097
Thereafter	—
Total future minimum lease payments	$26,335
less: imputed interest	(1,683)
Total finance lease liability	$24,652
less: finance lease liability - current	(9,303)
Total finance lease liability - non current	$15,349

At December 31, 2022, the weighted average remaining lease term for finance leases is 3.2 years (December 31, 2021: 2.9 years) and the weighted average discount rate is 4.4% (December 31, 2021: 3.5%).

Subleases

At December 31, 2022, the total future minimum sublease payments expected to be received under non-cancellable subleases is $1.0 million (2021: $nil; 2020: $0.1 million).

27.   Commitments

Commitments for Expenditures

The Company is obligated to make $31.9 million in future payments under unconditional purchase obligations. Approximately $8.8 million (December 31, 2021: $1.1 million) is related to capital expenditures for property, plant and equipment and intangible assets and $23.1 million is related to services agreements as we invest in technology to further transition to a modern cloud-based architecture and build a digital technology platform.

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

During the first two years of the contracts, the Company is committed to purchase on a combined basis up to either: (i) 600,000 assets, or (ii) assets with an expected minimum value of up to $77.0 million; whichever is less. At December 31, 2022, the Company has reached its commitment on the contract and since June 1, 2021 has purchased 380,847 assets with a total value of $85.2 million.

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

At December 31, 2022, there were $31.0 million of assets guaranteed under contract, of which 62% is expected to be sold prior to March 31, 2023 with the remainder to be sold by December 31, 2023 (December 31, 2021: $43.5 million of which 61% was expected to be sold prior to the end of March 31, 2022 with the remainder to be sold by December 31, 2022).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

29. Subsequent Event

In January 2023, the Company amended the terms of the Merger Agreement for the proposed acquisition of IAA and changed the consideration mix of cash/stock to be issued to IAA stockholders (Note 4). The Company also received a concurrent investment of $485 million convertible preferred equity and $15 million common share investment from Starboard (Note 24) and increased its investment in VeriTread from 11% to 75% (Note 4). Further, the Company announced that it expects to approve a one-time special dividend to its common shareholders, contingent on the closing of the proposed IAA acquisition (Note 24).

On February 3, 2023, the Company amended an agreement to purchase a replacement property in Amaranth, Ontario, Canada (Note 16). On February 13, 2023, the Company received a proposal letter from the CRA with respect to certain taxation years under audit (Note 9).

Ritchie Bros.	123

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

Based upon their evaluation of the Company’s disclosure controls and procedures, as of December 31, 2022, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Ritchie Bros.	124

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on its assessment under the framework in COSO, management has concluded that internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ritchie Bros.	125

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ritchie Bros. Auctioneers Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Ritchie Bros. Auctioneers Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Ritchie Bros. Auctioneers Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 21, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chartered Professional Accountants
Vancouver, Canada
February 21, 2023

Ritchie Bros.	126

ITEM 9B:    OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this Item is incorporated by reference to our definitive Proxy Statement for our 2022 Annual and Special Meeting of Shareholders, to be filed within 120 days of December 31, 2022, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the 2023 Proxy Statement).

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

ITEM 11:     EXECUTIVE COMPENSATION

The information responsive to this Item is incorporated by reference to our 2023 Proxy Statement.

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this Item is incorporated by reference to our 2023 Proxy Statement.

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this Item is incorporated by reference to our 2023 Proxy Statement.

ITEM 14:     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this Item is incorporated by reference to our 2023 Proxy Statement.

Ritchie Bros.	127

PART IV

ITEM 15:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Documents Filed with this Report:

1.     FINANCIAL STATEMENTS

2.    FINANCIAL STATEMENT SCHEDULES

None.

3.    EXHIBITS

The exhibits listed in (b) below are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

(b)  Exhibits:

Exhibit Number	Document
2.1*

Agreement and Plan of Merger, dated August 29, 2016, by and among the Company, Topaz Mergersub, Inc., IronPlanet, and Fortis Advisors LLC (as representative of the indemnifying securityholders thereunder) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 31, 2016)

2.2

Share Purchase Agreement, dated August 9, 2021, by and among the Purchaser and the Vendors (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021)

2.3

Agreement and Plan of Merger dated September 24, 2021 among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc., Lego Merger Sub, Inc., SmartEquip, Inc., the Key Securityholders, the Rollover Members and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2021)

2.4

First Amendment to Agreement and Plan of Merger dated October 30, 2021, by and among Ritchie Bros. Holdings Inc., SmartEquip, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 2, 2021)

2.5*

Agreement and Plan of Merger and Reorganization, dated as of November 7, 2022, by and among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc., Impala Merger Sub I, LLC, Impala Merger Sub II, LLC, and IAA, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022)

2.6

Amendment to the Agreement and Plan of Merger and Reorganization, dated January 22, 2023, by and among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros, Holdings Inc., Impala Merger Sub I, LLC, Impala Merger Sub II, LLC, and IAA, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 22, 2023)

3.1	Articles of Amalgamation and Amendments (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-K filed on February 1, 2023)
3.3	Amended and Restated By-law No. 1 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K furnished on February 27, 2015)
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

Ritchie Bros.	128

4.3

Indenture, dated as of December 21, 2016, among the Company, the guarantors party thereto and US Bank National Association, as trustee, relating to the Company’s 5.375% Senior Notes due 2025 (includes form of note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2016)

4.4

Indenture, dated as of December 21, 2021, between Ritchie Bros. Holdings Inc. and US Bank National Association, as trustee, relating to Ritchie Bros. Holdings Inc.’s 4.750% Senior Notes due 2031 (includes form of note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2021) Indenture, dated as of December 21, 2021, among Ritchie Bros. Holdings Ltd. and US Bank National Association, as trustee, and TSX Trust Company as Canadian co-trustee, relating to Ritchie Bros. Holdings Ltd.’s 4.950% Senior Notes due 2029 (includes form of note) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 21, 2021)

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

Ritchie Bros.	129

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

Strategic Alliance and Remarketing Agreement, entered into as of August 29, 2016, by and between the Company, IronPlanet, Inc. and Caterpillar, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2022)

10.40

Amended and Restated Commitment Letter, dated September 16, 2016, from Goldman Sachs Bank USA and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016)

10.41

Fourth Amended and Restated Commitment Letter, dated August 8, 2021, from Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021)

10.42

Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 4, 2016)

10.43

First Amendment, dated as of January 17, 2017, to Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10‐K filed on February 21, 2017)

Ritchie Bros.	130

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
10.51#

Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Douglas Feick, dated August 29, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)

10.52#

Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and James Jeter, dated August 28, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)

10.53#

Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Carmen Thiede, dated February 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020)

10.54#

Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Baron Concors, dated March 13, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020)

10.55#

Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and James Kessler dated May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2020)

10.56#

Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Kevin Geisner, dated August 4, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020)

10.57#

Membership Interest Purchase Agreement, dated October 28, 2020, between the Company, Ritchie Bros. Auctioneers (America) Inc., Rouse, the members of Rouse, and Scott Rouse, in his capacity as seller representative (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020)

10.58

Agreement of Purchase and Sale, dated August 13, 2021, between Ritchie Bros. Properties Ltd. and 3 Manchester Court Holdings Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021)

10.59#

Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Eric Jacobs, dated May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022)

10.60

Commitment Letter, dated as of November 7, 2022, by and among Ritchie Bros. Auctioneers Incorporated, Goldman Sachs Bank, Bank of America, N.A., BofA Securities, Inc., Royal Bank of Canada and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022)

10.61

Sixth Amendment to Credit Agreement, dated as of December 9, 2022, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022)

10.62

Securities Purchase Agreement, dated as of January 22, 2023, by and among Ritchie Bros. Auctioneers Incorporated, Starboard Value LP, Jeffrey Smith and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2023)

10.63

Registration Rights Agreement, dated as of February 1, 2023, by and among Ritchie Bros. Auctioneers Incorporated and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2023)

21.1	List of Company Subsidiaries
23.1	Consent of Ernst & Young LLP

Ritchie Bros.	131

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL

#     Indicates management contract or compensatory plan or arrangement.

*     Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

ITEM 16:     FORM 10-K SUMMARY

Not applicable.

Ritchie Bros.	132

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED
Date: February 21, 2023	By:	/s/ Ann Fandozzi
Ann Fandozzi Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ann Fandozzi	Chief Executive Officer (principal executive officer)	February 21, 2023
Ann Fandozzi

By:	/s/ Eric Jacobs	Chief Financial Officer	February 21, 2023
	Eric Jacobs	(principal financial officer)

By:	/s/ Erik Olsson	Chair of the Board	February 21, 2023
Erik Olsson

By:	/s/ Robert G. Elton	Director	February 21, 2023
Robert G. Elton

By:	/s/ Adam DeWitt	Director	February 21, 2023
Adam DeWitt

By:	/s/ Sarah E Raiss	Director	February 21, 2023
Sarah E. Raiss

By:	/s/ Christopher Zimmerman	Director	February 21, 2023
Christopher Zimmerman

By:	/s/ Lisa Hook	Director	February 21, 2023
Lisa Hook

By:	/s/ Mahesh Shah	Director	February 21, 2023
Mahesh Shah

By:	/s/ Carol Stephenson	Director	February 21, 2023
Carol Stephenson

Ritchie Bros.	133