Form 10-Q
period 2023-03-31
RITCHIE BROS AUCTIONEERS INC
filed 2023-05-10
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-13425

Ritchie Bros. Auctioneers Incorporated

(Exact Name of Registrant as Specified in its Charter)

Canada	98-0626225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Westbrook Corporate Center, Suite 500,
Westchester, Illinois, USA	60154
(Address of Principal Executive Offices)	(Zip Code)

(708) 492-7000

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	RBA	New York Stock Exchange
Common Share Purchase Rights	N/A	New York Stock Exchange

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 181,790,031 common shares, without par value, outstanding as of May 9, 2023.

RITCHIE BROS. AUCTIONEERS INCORPORATED

FORM 10-Q

For the quarter ended March 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in millions of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Revenue:
Service revenue	$343.6	$244.9
Inventory sales revenue	168.8	149.0
Total revenue	512.4	393.9

Operating expenses:
Costs of services	76.4	39.0
Cost of inventory sold	151.5	131.6
Selling, general and administrative	148.2	126.6
Acquisition-related and integration costs	126.2	9.6
Depreciation and amortization	36.2	24.2
Total operating expenses	538.5	331.0
Gain on disposition of property, plant and equipment	1.2	169.8
Operating (loss) income	(24.9)	232.7

Interest expense	(20.9)	(20.7)
Interest income	6.3	0.5
Change in fair value of derivatives, net	—	1.3
Other income, net	2.4	0.3
Foreign exchange (loss) gain	(0.4)	0.2
(Loss) income before income taxes	(37.5)	214.3

Income tax (benefit) expense	(9.3)	36.2
Net (loss) income	$(28.2)	$178.1

Net (loss) income attributable to:
Controlling interests	$(28.1)	$178.1
Non-controlling interests	—	—
Redeemable non-controlling interests	(0.1)	—
Net (loss) income	$(28.2)	$178.1

Net (loss) income attributable to controlling interests	(28.1)	178.1
Cumulative dividends on Series A Senior Preferred Shares	(4.3)	—
Allocated earnings to Series A Senior Preferred Shares	(1.8)	—
Net (loss) income available to common stockholders	$(34.2)	$178.1

(Loss) earnings per share available to common stockholders:
Basic	$(0.28)	$1.61
Diluted	$(0.28)	$1.60

Weighted average number of shares outstanding:
Basic	120,487,251	110,647,700
Diluted	120,487,251	111,655,861

Ritchie Bros.	1

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Expressed in millions of U.S. dollars)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net (loss) income	$(28.2)	$178.1
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	15.1	(1.2)
Total comprehensive (loss) income	$(13.1)	$176.9

Total comprehensive (loss) income attributable to:
Controlling interests	$(13.0)	$176.9
Non-controlling interests	—	—
Redeemable non-controlling interests	(0.1)	—
	$(13.1)	$176.9

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	2

Condensed Consolidated Balance Sheets

(Expressed in millions of U.S. dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets

Cash and cash equivalents	$568.3	$494.3
Restricted cash	138.7	131.6
Trade and other receivables	793.1	186.5
Less: allowance for credit losses	(4.1)	(3.3)
Prepaid consigned vehicle charges	23.0	—
Inventory	207.3	103.1
Other current assets	82.9	48.3
Income taxes receivable	20.5	2.6
Total current assets	1,829.7	963.1

Property, plant and equipment	1,144.9	459.1
Operating lease right-of-use assets	1,369.8	123.0
Other non-current assets	74.7	40.4
Intangible assets	2,670.6	322.7
Goodwill	4,769.1	948.8
Deferred tax assets	9.2	6.6
Total assets	$11,868.0	$2,863.7

Liabilities, Temporary Equity and Equity

Auction proceeds payable	$629.7	$449.0
Trade and other liabilities	558.4	258.7
Current operating lease liabilities	90.1	12.7
Income taxes payable	7.0	41.3
Short-term debt	23.6	29.1
Current portion of long-term debt	95.7	4.4
Total current liabilities	1,404.5	795.2

Long-term operating lease liabilities	1,266.4	111.9
Long-term debt	3,124.7	577.1
Other non-current liabilities	59.3	35.4
Deferred tax liabilities	658.5	54.0
Total liabilities	6,513.4	1,573.6

Temporary equity:
Series A Senior Preferred Shares; no par value, shares authorized, issued and outstanding at March 31, 2023: 485,000,000 (December 31, 2022: nil)	482.0	—
Redeemable non-controlling interest	8.8	—

Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 181,788,431 (December 31, 2022: 110,881,363)	3,984.5	246.3
Additional paid-in capital	88.8	85.3
Retained earnings	858.2	1,043.2
Accumulated other comprehensive loss	(70.0)	(85.1)
Stockholders' equity	4,861.5	1,289.6
Non-controlling interests	2.3	0.5
Total stockholders' equity	4,863.8	1,290.1
Total liabilities, temporary equity and equity	$11,868.0	$2,863.7

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Equity

(Expressed in millions of U.S. dollars, except where noted)

(Unaudited)

				Attributable to common stockholders
			Redeemable			Additional		Accumulated	Non-
	Senior A Senior Preferred Shares		non-	Common stock		paid-In		other	controlling
	Number of		controlling	Number of		capital	Retained	comprehensive	interest	Total
Three months ended March 31, 2023	shares	Amount	interest	shares	Amount	("APIC")	earnings	loss	("NCI")	equity
Balance, December 31, 2022	—	$—	$—	110,881,363	$246.3	$85.3	$1,043.2	$(85.1)	$0.5	$1,290.1
Net loss	—	—	(0.1)	—	—	—	(28.1)	—	—	(28.1)
Other comprehensive income	—	—	—	—	—	—	—	15.1	—	15.1
	—	—	(0.1)	—	—	—	(28.1)	15.1	—	(13.0)
Stock option exercises	—	—	—	19,277	0.8	(0.1)	—	—	—	0.7
Issuance of common stock related to vesting of share units	—	—	—	296,905	8.9	(21.3)	—	—	—	(12.4)
Issuance of common stock related to business combination	—	—	—	70,339,723	3,713.2	—	—	—	—	3,713.2
Share-based continuing employment costs related to business combinations	—	—	—	—	0.3	0.5	—	—	—	0.8
Replacement of share-based awards in business combination	—	—	—	—	—	13.1	—	—	—	13.1
Stock option compensation expense	—	—	—	—	—	2.6	—	—	—	2.6
Equity-classified share units expense	—	—	—	—	—	8.3	—	—	—	8.3
Equity-classified share units dividend equivalents	—	—	—	—	—	0.4	(0.4)	—	—	—
NCI acquired in business combination	—	—	8.9	—	—	—	—	—	1.8	1.8
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	485,000,000	482.0	—	251,163	15.0	—	—	—	—	15.0
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(1.8)	—	—	(1.8)
Cumulative 5.5% dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(4.3)	—	—	(4.3)
Dividends paid to common stockholders	—	—	—	—	—	—	(150.4)	—	—	(150.4)
Balance, March 31, 2023	485,000,000	$482.0	$8.8	181,788,431	$3,984.5	$88.8	$858.2	$(70.0)	$2.3	$4,863.8

Balance, December 31, 2021	—	$—	$—	110,618,049	$227.5	$59.5	$839.6	$(56.0)	$0.4	$1,071.1
Net income	—	—	—	—	—	—	178.1	—	0.0	178.1
Other comprehensive loss	—	—	—	—	—	—	—	(1.2)	—	(1.2)
	—	—	—	—	—	—	178.1	(1.2)	0.0	176.9
Stock option exercises	—	—	—	24,248	1.2	(0.2)	—	—	—	1.0
Issuance of common stock related to vesting of share units	—	—	—	92,946	2.4	(5.9)	—	—	—	(3.5)
Issuance (forfeiture) of common stock related to business combinations	—	—	—	—	—	—	—	—	—	—
Share-based continuing employment costs related to business combinations	—	—	—	—	—	2.1	—	—	—	2.1
Stock option compensation expense	—	—	—	—	—	2.6	—	—	—	2.6
Equity-classified share units expense	—	—	—	—	—	2.9	—	—	—	2.9
Equity-classified share units dividend equivalents	—	—	—	—	—	0.1	(0.1)	—	—	—
Dividends paid to common stockholders	—	—	—	—	—	—	(27.7)	—	—	(27.7)
Balance, March 31, 2022	—	$—	$—	110,735,243	$231.1	$61.1	$989.9	$(57.2)	$0.4	$1,225.4

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	4

Condensed Consolidated Statements of Cash Flows

(Expressed in millions of U.S. dollars)

(Unaudited)

Three months ended March 31,	2023	2022
Cash provided by (used in):
Operating activities:
Net (loss) income	$(28.2)	$178.1
Adjustments for items not affecting cash:
Depreciation and amortization	36.2	24.2
Share-based payments expense	12.2	7.6
Deferred income tax (benefit) expense	(2.9)	12.4
Unrealized foreign exchange loss (gain)	4.8	(0.2)
Gain on disposition of property, plant and equipment	(1.2)	(169.8)
Loss on redemption of 2016 Notes	3.3	—
Amortization of debt issuance costs	0.9	0.8
Amortization of right-of-use assets	5.0	3.5
Change in fair value of derivatives	—	(1.3)
Gain on remeasurement of investment upon acquisition	(1.4)	—
Other, net	0.8	1.1
Net changes in operating assets and liabilities	(86.8)	128.7
Net cash (used in) provided by operating activities	(57.3)	185.1
Investing activities:
Acquisition of IAA, net of cash acquired	(2,759.1)	—
Acquisition of VeriTread, net of cash acquired	(24.7)	—
Acquisition of SmartEquip, net of cash acquired	—	(0.1)
Property, plant and equipment additions	(23.5)	(2.0)
Proceeds on disposition of property, plant and equipment	1.4	164.7
Intangible asset additions	(16.9)	(7.8)
Issuance of loans receivable	(0.9)	(1.1)
Repayment of loans receivable	0.7	1.2
Net cash (used in) provided by investing activities	(2,823.0)	154.9
Financing activities:
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	496.9	—
Dividends paid to common stockholders	(150.4)	(27.7)
Dividends paid to Series A Senior Preferred shareholders	(4.9)	—
Proceeds from exercise of options and share option plans	0.7	1.0
Payment of withholding taxes on issuance of shares	(10.0)	(1.5)
Net (decrease) increase in short-term debt	(5.4)	15.4
Proceeds from long-term debt	3,175.0	—
Repayment of long-term debt	(501.1)	(162.7)
Payment of debt issue costs	(38.7)	(2.3)
Repayment of finance lease obligations	(3.6)	(2.5)
Net cash provided by (used in) financing activities	2,958.5	(180.3)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	2.9	7.8
Increase	81.1	167.6
Beginning of period	625.9	1,362.5
Cash and cash equivalents, and restricted cash, end of period	$707.0	$1,530.1

See accompanying notes to the condensed consolidated financial statements.

Ritchie Bros.	5

1.    General Information

Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”, “Ritchie Bros.”, “we”, “us”, or “our”) provide a marketplace for insights, services and transaction solutions for commercial assets and vehicles. The Company offers its customers end-to-end transaction solutions for used commercial and other durable assets through its omnichannel platform, which includes auctions, online marketplaces, listing services, and private brokerage services. The Company also offers a wide array of value-added services connected to commercial assets and vehicles as well as asset management software and data as a service solutions to help customers make more accurate and reliable business decisions.

On March 20, 2023, the Company acquired all the issued and outstanding shares of IAA, Inc. (“IAA”), which has been consolidated from the date of acquisition. IAA is a leading global digital marketplace connecting vehicle buyers and sellers and facilitates the marketing and sale of total loss, damaged and low-value vehicles for a full spectrum of sellers. IAA has more than 200 facilities throughout the United States, Canada and the United Kingdom.

On January 3, 2023, the Company also acquired a 75% interest in VeriTread LLC (“VeriTread”), which has been consolidated from the date the Company obtained control on January 18, 2023. VeriTread is a transportation technology company in the United States that provides an online marketplace solution for open deck transport, connecting shippers and service providers.

Ritchie Bros. Auctioneers Incorporated is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). The Company moved its headquarters to Westchester, Illinois, United States from Burnaby, British Columbia, Canada after the close of the IAA acquisition.

2.    Significant Accounting Policies

(a) Basis of Preparation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). They include the accounts of Ritchie Bros. Auctioneers Incorporated and its subsidiaries from their respective dates of formation, acquisition or control. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated interim financial statements follow the same accounting policies and methods of application as our most recent annual audited consolidated financial statements except as described in Note 2(b) “New Accounting Standards and Accounting Policies”. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in temporary equity and equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Unless otherwise indicated, all amounts in the following tables are in millions except share and per share amounts.

Ritchie Bros.	6

2.    Significant Accounting Policies (continued)

(a) Basis of Preparation (continued)

Reclassifications

The following reclassifications have been made in the presentation of prior period financial statements to conform to the presentation of the current period financial statements:

(i)	reclassification in 2022 of $23.3 million from trade and other liabilities to auction proceeds payable relating to amounts payable to consignors from our auctions and marketplaces, which are held for various reasons beyond the typical payment terms of 21 days;

(ii)	reclassification in 2022 of $122.9 million from other non-current assets to operating lease right-of-use assets, $12.7 million from trade and other liabilities to current operating lease liabilities, and $111.9 million from other non-current liabilities to long-term operating lease liabilities; and

(iii)	reclassification of $0.2 million foreign exchange gain for the three-month period ended March 31, 2022, from operating income to below operating income.

(b) New Accounting Standards and Accounting Policies

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its consolidated financial statements or disclosures.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual financial statements, including the following accounting policies which have been disclosed to reflect the significant accounting policies of the combined Company following its business combinations (Note 5) and changes in the nature of the business and its operations:

Prepaid Consigned Vehicle Charges

Prepaid consigned vehicle charges include the inbound tow, titling costs and enhancement charges associated with a consigned vehicle. These prepaid charges are recorded in cost of services at the date the vehicle is sold and revenue is recognized.

Redeemable Non-controlling Interest

Redeemable non-controlling interest is classified as temporary equity on the consolidated balance sheet, as the holder may demand cash and put the non-controlling interest to the Company. Redeemable non-controlling interest is initially carried at its acquisition date fair value. If it becomes probable that the redeemable non-controlling interest will be redeemed, the Company then will recognize any change in its estimated redemption value immediately to retained earnings and adjust the carrying amount to equal the estimated redemption value at the end of each reporting period.

Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock is classified as temporary equity on the consolidated balance sheet because it could become redeemable due to a change in control which would be outside of the Company’s control and requires a cash payment upon redemption. The redeemable convertible preferred stock is initially carried at fair value, and if redemption becomes probable, the Company will recognize any change in its estimated redemption value immediately to retained earnings and adjust the carrying amount to equal the estimated redemption value at the end of each reporting period. Direct and incremental costs incurred in connection with the issuance of redeemable convertible stock are recorded against the proceeds received and included in its initial carrying amount.

On February 1, 2023, the Company sold an aggregate of 485.0 million of redeemable convertible preferred stock, convertible into common stock, designated as Series A Senior Preferred Shares (“Series A Senior Preferred Shares”).

Ritchie Bros.	7

2.    Significant Accounting Policies (continued)

(b) New Accounting Standards and Accounting Policies (continued)

Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the two-class method, given that the Company’s Series A Senior Preferred Shares are considered a participating security as it contractually entitles its holders to participate in the Company’s earnings. The two-class method is an earnings allocation method for computing earnings or losses per share when a Company’s capital structure includes common stock and participating securities. The two-class method determines earnings per share between holders of common stock and the Company’s participating preferred stock based on dividends declared and their respective participation rights in undistributed earnings.

Net income available to common stockholders is computed as: net income attributable to controlling interests less cumulative dividends on Series A Senior Preferred Shares and allocated earnings to participating securities. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated similarly, except that it is computed based upon the lower of the two-class method or the if-converted method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares, and the effect of shares issuable under the Company’s stock-based incentive plans if such effect is dilutive.

Revenue

Revenues are comprised of:

●	Service revenue, including the following:
i.	Revenue from commissions earned when the Company sells consigned assets at live and online bidding auctions or online marketplaces, and from private brokerage services where the Company acts as an agent for consignors of assets; and
ii.	Revenue from buyer fees earned on the purchase of consigned assets or inventory at live and online bidding auctions or online marketplaces, and from private brokerage services, which are typically based on a tiered structure that increases with the sales price of the assets; and
iii.	Revenue from marketplace services fees earned from auction related activities, such as document, listing and title search services, and from additional marketplaces services provided to customers, such as buyer towing, refurbishment, logistical and electronic title and liens processing, financing, appraisals, subscriptions for data, parts and software services, and other ancillary and transactional service fees.

●	Inventory sales revenue which consists of revenue relating to assets that are purchased by the Company and then resold through either our live and online bidding auctions, online marketplaces, or our private brokerage services.

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, or upon completion of the performance obligation, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The transaction price is reduced by estimates of variable consideration such as volume rebates and discounts. All estimates, which are evaluated at each reporting period, are based on the Company’s historical experience, anticipated volumes, and best judgment. For auctions, revenue is recognized when the auction sale is complete, and the performance obligation is satisfied at the end of the auction process. Revenue is measured at the fair value of the consideration received or receivable and is shown net of value-added tax and duties.

Ritchie Bros.	8

2.    Significant Accounting Policies (continued)

(b) New Accounting Standards and Accounting Policies (continued)

Revenue (continued)

The Company offers consignors several contract options:

●	Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
●	Fixed fee commission contracts, where the consignor receives the gross proceeds from the sale less a fixed flat fee;
●	Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
●	Inventory contracts, where we purchase, take custody, and hold used equipment and other assets before they are resold in the ordinary course of business.

Service Revenue

The Company’s commissions are earned as a pre-negotiated fixed percentage rate of the gross selling price or as a fixed fee. Commissions are calculated as a percentage of the winning bid price of the property sold at auction or are fixed in value. Fixed fees are earned in auction contracts for sellers relating to the sale of vehicles and includes the remarketing of vehicles, including the inbound tow, processing, storage, titling, enhancing and sale at auction. Related costs are deferred and recognized at the time of sale. Other commissions from sales at the Company’s auctions are earned from underwritten commission contracts when the Company typically guarantees a certain level of proceeds to a consignor.

The Company accepts assets on consignment and stimulates buyer interest through professional marketing techniques by matching sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering an item for sale on its online marketplaces, the Company also performs inspections.

Buyer fees are calculated based on a tiered structure that increases with the sales price of the item sold.

Marketplace services fees earned in the process of conducting the Company’s auctions include administrative, documentation, and advertising fees as well as fees charged to sellers for listing and inspecting equipment. The Company also offers other services to customers such as transportation and logistics, storage, vehicle condition reporting, parts, data, inspections, appraisals, financing, and other ancillary services such as refurbishment, repairs, paint, make ready, towing, listings, and title and liens processing. Marketplace services fees also includes fixed registration fees from buyers of vehicles to access the auctions for a one- or two-year term in addition to the buyer fees paid upon the purchase of a vehicle.

With the final acceptance of the winning bid, the highest bidder becomes legally obligated to pay the full purchase price, which is the winning bid of the property purchased and the seller is legally obligated to relinquish the property in exchange for the winning bid less any seller’s commissions. Commission and fee revenue are recognized on the date of the auction sale upon the final acceptance of the winning bid. Registration fees to access certain vehicle auctions for a one- or two-year term are recognized ratably over the contract term.

Under the standard terms and conditions of its auction sales, except for contracts for the sale of vehicles, the Company is not obligated to pay a consignor for property that has not been paid for by the buyer, provided the property has not been released to the buyer. Under the standard terms and conditions of its vehicle auction sales, the Company in certain arrangements may have to pay a consignor for property that has not been paid for by the buyer. If the buyer defaults on its payment obligation, also referred to as a collapsed sale, the sale is cancelled in the period in which the determination is made, and the property is returned to the consignor or placed in a later event-based or online auction. The Company recognizes a provision for expected collapsed or cancelled sales, which is the Company’s best estimate of the service revenues relating to transactions which may not complete and where the buyer may default on its obligation. The Company determines the provision based on historical collapse experience, customer data and reasonable and supportable forecasts of the outcome of such transactions.

Ritchie Bros.	9

2.    Significant Accounting Policies (continued)

(b) New Accounting Standards and Accounting Policies (continued)

Service Revenue (continued)

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

Marketplace services fees are recognized in the period in which the service is provided or the product is delivered to the customer.

Inventory Sales Revenue

Underwritten commission contracts can take the form of inventory contracts. Revenue related to inventory contracts is recognized in the period in which the sale is completed, title to the property passes to the buyer and the Company has fulfilled any other obligations that may be relevant to the transaction. In its role as auctioneer, the Company auctions its inventory to buyers through the auction process. Following the sale of the item, the Company invoices the buyer for the purchase price of the asset, taxes, and, if applicable, the buyer transaction fee, and collects payment from the buyer.

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

Ritchie Bros.	10

2.    Significant Accounting Policies (continued)

(b) New Accounting Standards and Accounting Policies (continued)

Costs of Services

Costs of services incurred in earning revenue are comprised of expenses incurred in direct relation to conducting auctions (“direct expenses”), earning online marketplace revenue, and earning marketplace services fee revenue. Direct expenses include direct labor, buildings and facilities charges, subcontract services such as towing, service contract claims, and travel, advertising and promotion costs and fees paid to unrelated third parties who introduce the Company to equipment sellers who sell property at the Company's auctions and marketplaces. Direct expenses at auction yards which conduct regular weekly events include cost of full-time employees, part time labour, lease expense and maintenance. Costs of services to operate our online marketplace revenue excludes hosting costs where we leverage a shared infrastructure that supports both our internal technology requirements and external sales to our customers.

Costs of services incurred to earn online marketplace revenue in addition to the costs listed above also include inspection costs. Costs of earning online marketplace revenue also include costs for the Company’s customer support, online marketplace operations, logistics, and title and lien investigation functions.

Costs of services incurred in earning marketplace services revenue include ancillary and logistical service expenses, direct labor (including commissions on sales), cloud infrastructure and hosting costs, software maintenance fees, and materials. Costs of services exclude depreciation and amortization expenses.

Cost of Inventory Sold

Cost of inventory sold includes the purchase price of assets sold for the Company’s own account and is determined using a specific identification basis. Inventories are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring ownership of the vehicle.

Trade and Other Receivables

Trade receivables principally include amounts due from customers as a result of live onsite and online auctions and online marketplace transactions and services. The recorded amount reflects the purchase price of the item sold, including the Company’s commission. The amounts due with respect to any consigned sales are generally deducted from the sales proceeds upon the eventual auction or other disposition of the asset. For vehicle sales, advance charges paid on a seller’s behalf are also included in trade receivables.

The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer economic data and reasonable and supportable forecasts of future economic conditions. The Company regularly reviews the allowance for credit losses and past due balances for collectability. Account balances are charged against the allowance when the Company believes that the receivable will not be recovered.

Self-insurance Reserves

The Company self-insures a portion of employee medical benefits, as well as a portion of its automobile, general liability and workers’ compensation claims. The Company has insurance coverage that limits the exposure on individual claims. The cost of the insurance is expensed over the contract periods. Utilizing historical claims experience, the Company records an accrual for the claims related to its employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims, which includes the cost of claims that have been incurred but not reported.

Ritchie Bros.	11

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

Significant items subject to estimates and judgments during the three months ended March 31, 2023 related to the preliminary purchase price allocations for the acquisitions of IAA and VeriTread and the valuation of the redeemable non-controlling interest recognized in connection with the acquisition of VeriTread.

Given the date of the acquisition in relation to the reporting date, the fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed.

Accounting for business combinations requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Such estimates of fair value require valuation methods which rely on significant estimates and assumptions. In connection with the acquisitions of IAA and VeriTread, the valuation of intangible assets required significant estimates and assumptions and included estimates regarding future cash flows, growth rates, attrition rates, royalty rates, obsolescence rates, discount rates, terminal value and forecasted period assumptions, as applicable. The Company based these estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions that it believes are reasonable, including assumptions as to the occurrence of future events. In addition, in connection with the acquisition of IAA, the valuation of property, plant, and equipment required significant estimates and assumptions, including estimates regarding market value. Preliminary estimates were based on valuation market, income and cost approaches, as applicable.

In connection with the acquisition of VeriTread, management applied judgement and assessed that it is probable that the redeemable non-controlling interest will be redeemed at a future date. At the end of each reporting period, if redemption of the redeemable non-controlling interest continues to be probable, then the carrying value of the redeemable non-controlling interest is adjusted to its estimated redemption value as one of the allowable methods under the applicable accounting standards. The valuation of the redemption value at acquisition, and at each reporting period, requires management to assess whether VeriTread and the Company will be able to successfully achieve certain integration milestones and performance targets over a three-year period. The valuation of the estimated redemption value also includes estimates such as future cash flows, growth rates and discount rates, among others.

4.    Seasonality

The Company’s operations are both seasonal and event driven and can fluctuate from quarter to quarter. The volume of assets sold through our auctions and marketplaces is driven by the supply of assets available for sale as well as changes in severe weather conditions. During the third quarter, supply of assets is generally low as commercial and transportation equipment is actively being used and mild weather conditions and decreases in traffic volume can contribute to a decline in available supply of vehicles.

Ritchie Bros.	12

5.   Business Combinations

(a)	IAA Acquisition

On March 20, 2023, the Company completed its acquisition of IAA for a total purchase price of $6.6 billion. The Company acquired IAA to create a leading omnichannel marketplace for vehicle buyers and sellers.

On November 7, 2022, the Company had entered into an Agreement and Plan of Merger and Reorganization, which was subsequently amended on January 22, 2023 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, IAA stockholders received $12.80 per share in cash and 0.5252 shares of the Company for each share of IAA common stock they owned (the “Exchange Ratio”). As such, the Company paid $1.7 billion in cash consideration and issued 70.3 million shares of its common stock. In addition, the Company repaid $1.2 billion of IAA’s net debt, which included all outstanding borrowings and unpaid fees under IAA’s credit agreement and $500.0 million principal amount of IAA senior notes, at a redemption price equal to 102.75% of the principal amount plus accrued and unpaid interest.

IAA’s outstanding equity awards were also cancelled and exchanged into equivalent outstanding equity awards relating to the Company’s common stock, based on the equity award exchange ratio of 0.763139.

The purchase price was determined as follows:

Cash consideration	$1,714.2
Fair value of common shares issued	3,713.0
Fair value of exchanged IAA equity awards attributable to pre-combination service	13.1
Reimbursement of sell-side acquisition costs	48.8
Repayment of IAA net debt	1,157.1
Total fair value of consideration transferred	$6,646.2

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The identifiable assets acquired and liabilities assumed were recorded at their estimated preliminary acquisition date fair values. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

Ritchie Bros.	13

5.   Business Combinations (continued)

(a)	IAA Acquisition (continued)

IAA Preliminary Purchase Price Allocation

Purchase price	$6,646.2

Assets acquired:
Cash and cash equivalents	161.0
Trade and other receivables	498.7
Prepaid consigned vehicle charges	8.7
Inventory	57.6
Other current assets	31.1
Property, plant and equipment	655.7
Operating lease right-of-use assets	1,252.5
Other non-current assets	34.8
Intangible assets	2,340.0

Liabilities assumed:
Auction proceeds payable	60.7
Trade and other liabilities	250.4
Current operating lease liability	78.0
Long-term operating lease liability	1,166.0
Other non-current liabilities	23.4
Deferred tax liabilities	604.2

Fair value of identifiable net assets acquired	2,857.4
Goodwill acquired on acquisition	$3,788.8

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired:

	Preliminary fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	$2,030.0	9 years
Developed technology	150.0	6 years
Trade names and trademarks	160.0	6 years
Total	$2,340.0	8.6 years

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Given the date of the acquisition in relation to the reporting date, the fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed.

Certain of the more significant balances that are not yet finalized include the valuation of property, plant and equipment, intangible assets (including goodwill), operating lease right-of-use assets and related lease liabilities, and related income tax considerations. Accordingly, management considers the balances above to be preliminary, and there could be adjustments to the consolidated financial statements in subsequent periods, including changes to depreciation and amortization expense related to the property, plant, and equipment and intangible assets acquired and their respective useful lives, among other adjustments. In addition, management has not completed the allocation of goodwill acquired to its reporting units.

The final determination of the fair values of the assets acquired and liabilities assumed will be completed within the measurement period of up to one year from the acquisition date.

Ritchie Bros.	14

5.   Business Combinations (continued)

(a)	IAA Acquisition (continued)

Goodwill

Goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of IAA and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and systems. The transaction is considered a non-taxable business combination and the goodwill is not deductible for tax purposes.

Contributed Revenue and Net Income

The results of IAA’s operations are included in these consolidated financial statements from the date of acquisition. From the date of acquisition, the amount of IAA revenue and net income included in the consolidated income statement for the period from March 20, 2023 to March 31, 2023 was $80.0 and $2.9 million, respectively.

The following table includes unaudited pro forma financial information that presents the combined results of operations as if the IAA acquisition, the acquisition debt financing, and certain other related transactions had occurred on January 1, 2022, the beginning of the comparable annual period.

The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, and transaction costs. The unaudited pro forma financial information for the three months ended March 31, 2022 also includes one-time acquisition-related expenses of $201.2 million, of which $50.5 million were IAA pre-acquisition transaction costs. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Revenue	988.0	950.7
Net income	91.4	6.4

The unaudited pro forma information presented is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred on January 1, 2022, nor of the results of our future operations of the combined business. The pro forma results are based on the preliminary purchase price allocation and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.

Ritchie Bros.	15

5.   Business Combinations (continued)

(b)	VeriTread Acquisition

On January 3, 2023, the Company acquired 8,889,766 units of VeriTread, for $25.2 million cash consideration from its existing unitholders and acquired another 1,056,338 units through an investment of $3.0 million cash. As a result, the Company increased its investment in VeriTread to 75% and obtained control of VeriTread pursuant to an amended operating agreement on January 18, 2023. Immediately prior to the acquisition, the Company owned 11% of VeriTread, with an acquisition date fair value of $4.3 million based on the per unit purchase price, and therefore, upon remeasurements of its previously held interest, the Company recorded a gain of $1.4 million in other income, net at acquisition. VeriTread is a transportation technology company that provides an online marketplace solution for open deck transport, connecting shippers and service providers.

Concurrently, the Company entered into a put/call agreement with one of the minority unitholders of VeriTread for its remaining units, another 21% ownership interest. Pursuant to this agreement, the minority unitholder has rights, in certain circumstances, to put or sell its remaining units of VeriTread to the Company, subject to VeriTread achieving certain performance targets at a pre-determined value or fair value, depending on the timing and targets achieved. The Company also has the right to call or purchase the remaining units of the minority unitholder upon achievement of certain integration milestones at fair value. The redeemable non-controlling interest is classified in temporary equity on the consolidated balance sheet, as the minority unitholder of VeriTread can put the remaining units to the Company for cash upon the achievement of certain performance targets, which is not within the control of the Company and is considered probable. An additional non-controlling interest of 4% held in VeriTread is classified within equity as that interest does not contain put/call options.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

VeriTread Preliminary Purchase Price Allocation

Total cash consideration paid	$28.1
Fair value of previously held interest	4.3
Purchase price	$32.4

Assets acquired:
Cash and cash equivalents	3.4
Trade and other receivables, and other current assets	0.9
Intangible assets	14.7

Liabilities assumed:
Trade and other liabilities	1.1

Fair value of identifiable net assets acquired	17.9

Redeemable non-controlling interest	(8.9)
Non-controlling interest	(1.8)

Goodwill acquired on acquisition	$25.2

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired:

	Preliminary fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	$7.2	5 years
Software and technology assets	7.1	7 years
Trade names and trademarks	0.4	2 years
Total	$14.7	5.9 years

Ritchie Bros.	16

5.   Business Combinations (continued)

(b)	VeriTread Acquisition (continued)

The amounts included in VeriTread’s preliminary purchase price allocation are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of the acquisition. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date. The purchase price will be finalized upon the determination of closing working capital and valuation of the intangible assets acquired. Adjustments to the preliminary values during the measurement period may impact the amounts recorded as assets and liabilities with a corresponding adjustment to goodwill and will be recognized in the period in which the adjustments are determined.

The results of VeriTread’s operations are included in these consolidated financial statements from the date of acquisition. Pro forma results have not been presented as such financial information would not be significantly different from historical results.

Goodwill

Goodwill relates to benefits expected from the acquisition of VeriTread’s business, its assembled workforce and associated technical expertise, as well as anticipated synergies from applying VeriTread’s transportation platform, network of transport carriers, equipment database and services to the Company’s customer base. This acquisition is expected to accelerate the Company’s marketplace strategy, which brings services, insights, and transaction solutions together to improve the overall customer experience. The transaction is considered a non-taxable business combination and the goodwill is not deductible for tax purposes.

(c)	Terminated Euro Auctions Acquisition

On August 9, 2021, the Company entered into a Sale and Purchase Agreement (“SPA”) pursuant to which it agreed to purchase Euro Auctions Limited, William Keys & Sons Holdings Limited, Equipment & Plant Services Ltd, and Equipment Sales Ltd. (collectively, “Euro Auctions”), each being a private limited company incorporated in Northern Ireland (the “Euro Auctions Acquisition”). Under the terms of the SPA, the Company was to acquire all of the outstanding shares of Euro Auctions from their existing shareholders for approximately £775.0 million (approximately $1.02 billion) cash consideration, to be paid on closing. On April 29, 2022, the Company made a decision to discontinue the Phase 2 review by the United Kingdom’s Competition and Markets Authority (“CMA”). The SPA automatically terminated on June 28, 2022. In addition, in April 2022, the Company terminated, without cost, its deal contingent forward currency contracts and on May 4, 2022, redeemed all of the 2021 Notes (Note 18) at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest.

6.    Segment Information

The Company’s principal business activity is the management and disposition of used industrial equipment, vehicles and other durable assets. Effective as of the first quarter of 2023, the Company’s operations are comprised of one reportable segment following the acquisition of IAA on March 20, 2023. During the first quarter of 2023, senior management of the Company reassessed the organizational reporting structure of the Company and how to manage the combined business. As a result, the Company now operates in one operating and reportable segment to reflect the way the Chief Operating Decision Maker (“CODM”) reviews and assesses performance of the business and allocates resources. The long-term strategy for the Company is to sell Gross Transaction Value (“GTV”) while offering integrated marketplace services. The CODM does not evaluate the performance of the Company or assess allocation of resources at any level below the consolidated level or based on assets and liabilities.

The Company’s geographic breakdown of total revenue and location is as follows:

	United
Total revenue for the three months ended:	States	Canada	Australia	Europe	Other	Consolidated
March 31, 2023	$360.1	$68.3	$19.1	$50.7	$14.2	$512.4
March 31, 2022	248.0	65.2	29.1	37.8	13.8	393.9

Ritchie Bros.	17

7.    Revenue

The Company’s revenue from the rendering of services and the sale of inventory is as follows:

	Three months ended
	March 31,
	2023	2022
Commissions	$130.6	$116.4
Buyer fees	140.7	75.6
Marketplace services revenue	72.3	52.9
Total service revenue	343.6	244.9

Inventory sales revenue	168.8	149.0
Total revenue	$512.4	$393.9

Commissions are earned from consignors on the sale of consigned assets at auctions and online marketplaces, and private brokerage services. Buyer fees are fees earned from the purchase of consigned assets or from the sale of inventory at auctions and online marketplaces, and from private brokerage services. Marketplace services revenue includes fees earned from services provided to customers in marketplaces such as refurbishing, parts, data, transportation and logistics, inspection, appraisal, listings, financing and title and liens processing, as well as other auction-related fees.

8.    Operating Expenses

Acquisition-related and Integration Costs

Acquisition-related and integration costs consist of operating expenses incurred in connection with business combinations, such as due diligence, advisory, legal, integration, severance, acceleration of share-based payments expense and share-based continuing employment costs.

The following is a summary of our acquisition-related and integration costs:

	Three months ended
	March 31,
	2023	2022
IAA
Financing	$30.0	$—
Severance	14.0	—
Integration	5.1	—
Acceleration of share-based payments expense	5.0	—
Legal	9.5	—
Investment banking, consulting and other acquisition-related costs	61.6	—
	125.2	—

SmartEquip	0.3	1.2
Euro Auctions	—	6.6
Rouse	0.5	1.8
VeriTread	0.2	—
Total acquisition-related and integration costs	$126.2	$9.6

Depreciation and Amortization

	Three months ended
	March 31,
	2023	2022
Depreciation	$11.5	$7.7
Amortization	24.7	16.5
	$36.2	$24.2

Ritchie Bros.	18

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

For the three months ended March 31, 2023, income tax benefit was $9.3 million compared to an income tax expense of $36.2 million for the same period in 2022. The effective tax rate was 25% in the first quarter of 2023, compared to 17% in the first quarter of 2022. A higher tax rate was observed in the first quarter of 2023 compared to the first quarter of 2022 primarily due to a higher tax deduction for PSU and RSU share unit expenses that exceeded the related compensation expense, a benefit on the revaluation of opening deferred liabilities and a benefit related to Foreign-Derived Intangible Income that increased our income tax benefit. Partially offsetting these increases were a higher estimate of non-deductible expenses and the non-recurrence of the non-taxable gain portion on the sale of a parcel of land including all buildings in Bolton, Ontario in 2022.

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

The Company is expected to initially reply to the CRA’s proposal letter by June 13, 2023; however, the discussions with CRA could take numerous years to be ultimately resolved.

Ritchie Bros.	19

10.    Earnings Per Share Attributable to Common Stockholders

Basic EPS attributable to common stockholders has been calculated by dividing the net income available to common stockholders by the weighted average (“WA”) number of common shares outstanding during the period. Diluted EPS attributable to common stockholders was calculated by dividing the net income available to common stockholders by the WA number of shares of common stock outstanding, if the potentially dilutive securities had been issued.

Potentially dilutive securities include unvested Performance Share Units (“PSUs”), unvested Restricted Share Units (“RSUs”), and outstanding stock options. The dilutive effect of potentially dilutive securities is reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The WA shares outstanding used to calculate basic and diluted EPS attributable to common stockholders were not adjusted for the potential common shares to be issued to settle the cumulative dividend payments and allocated earnings attributable to the Series A Senior Preferred Shares as such amounts are expected to be cash settled at the Company’s election.

	Three months ended
	March 31,
	2023	2022
Net (loss) income available to common stockholders	$(34.2)	$178.1

Denominator:
Basic weighted average share outstanding	120,487,251	110,647,700
Effect of dilutive securities:
Share units	—	450,259
Stock options	—	557,902
Diluted average shares outstanding	120,487,251	111,655,861

Net (loss) income per share attributable to common shares:
Basic	$(0.28)	$1.61
Diluted	$(0.28)	$1.60

The following effect of dilutive securities is presented based on the amounts outstanding at period end, which were excluded from the computation of diluted net (loss) per share for the three months ended March 31, 2023 because the impact of including them would have been anti-dilutive.

	Three months ended
	March 31,
	2023	2022
Share units	631,409	—
Stock options	541,082	—
Preferred stock (as converted to common stock)	6,775,252	—
Total	7,947,743	—

Ritchie Bros.	20

11.    Supplemental Cash Flow Information

Net Changes in Operating Assets and Liabilities

Three months ended March 31,	2023	2022
Trade and other receivables	$(104.3)	$(142.3)
Prepaid consigned vehicle charges	(14.2)	—
Inventory	(46.4)	23.2
Advances against auction contracts	1.0	(5.0)
Prepaid expenses and deposits	(6.3)	12.2
Income taxes receivable	(16.0)	0.4
Auction proceeds payable	118.2	242.2
Trade and other liabilities	38.9	(19.2)
Income taxes payable	(40.8)	19.5
Operating lease obligations	(10.9)	(2.7)
Other	(6.0)	0.4
Net changes in operating assets and liabilities	$(86.8)	$128.7

Interest and Tax Payments

Three months ended March 31,	2023	2022
Interest paid, net of interest capitalized	$20.4	$19.2
Interest received	6.3	0.5
Net income taxes paid	50.9	4.1

Non-cash purchase of property, plant and equipment under finance lease	4.9	2.5
Non-cash operating right of use assets obtained in exchange for new lease obligations	1.4	4.7

12.    Fair Value Measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

Ritchie Bros.	21

12.    Fair Value Measurement (continued)

		March 31, 2023		December 31, 2022
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Loans receivable	Level 2	$23.4	$23.3	$23.4	$23.3
Derivative financial assets
Forward currency contracts	Level 2	0.2	0.2	0.2	0.2
Long-term debt
Senior secured and unsecured notes
2016 Notes	Level 1	—	—	496.3	491.9
2023 Secured Notes	Level 1	542.3	565.1	—	—
2023 Unsecured Notes	Level 1	788.8	835.5	—	—
Term loans	Level 2	1,889.3	1,909.8	85.2	85.5

The fair value of the loan receivables with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The carrying values of the term loans, before deduction of deferred debt issuance costs, approximate their fair values as the interest rates on the loans is short-term in nature. The fair values of the senior secured and unsecured notes are determined by reference to a quoted market price traded in an over-the-counter broker market.

The Company holds derivative financial assets and liabilities that are required to be measured at fair value on a recurring basis. The fair values of the forward currency contracts are determined using observable Level 2 inputs, including foreign currency spot exchange rates and forward pricing curves. The fair value considers the credit risk of the Company and its counterparties.

13. Derivative Financial Instruments

The Company’s derivative financial instruments are accounted for as derivatives under ASC 815, Derivatives and Hedging, and are classified in other current assets and other current liabilities. The Company has not applied hedge accounting to these instruments.

The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on specific monetary loan receivables. During the first quarter of 2023, a loss of $0.2 million (March 31, 2022: $0.6 million) was recognized for the change in fair values of the forward currency contracts within foreign exchange loss (gain) in the consolidated income statement.

14. Trade and Other Receivables

The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables.

The following table presents the activity in the allowance for expected credit losses for the period ended March 31, 2023:

Balance at December 31, 2022	$3.3
Current period provision	1.5
Write-offs charged against the allowance	(0.7)
Balance at March 31, 2023	$4.1

	March 31,	December 31,
	2023	2022
Advanced charges receivable	$361.6	$—
Trade account receivable	397.4	143.8
Consumption taxes receivable	22.1	31.2
Other receivables	12.0	11.5
Trade and other receivables, gross	793.1	186.5
Less: allowance for credit losses	(4.1)	(3.3)
Trade and other receivables, net	$789.0	$183.2

Ritchie Bros.	22

15.    Other Current Assets

	March 31,	December 31,
	2023	2022
Advances against auction contracts	$8.0	$8.9
Assets held for sale	—	0.3
Prepaid expenses and deposits	74.7	38.9
Derivative financial asset	0.2	0.2
	$82.9	$48.3

On March 17, 2022, the Company completed the sale and leaseback of a parcel of land including all buildings, in Bolton, Ontario, for a total sale consideration of $208.2 million Canadian dollars (approximately $165.0 million) net of closing and transaction costs, and recognized a gain on disposition of property, plant and equipment of $169.1 million as a component of gain on disposition of property, plant and equipment. The net book value of the Bolton property was $7.1 million. The payments for the lease were not considered to be at market rates given an initial two-year rent-free period and, accordingly, the Company adjusted the sales proceeds and the gain to fair value. The Bolton property continues to be used for auction operations under the operating leaseback agreement until the completion of the acquisition and development of a replacement property located in Amaranth, Ontario. On March 30, 2023, the Company completed its purchase of the Amaranth property for a total purchase consideration of $23.1 million Canadian dollars (approximately $17.1 million) and is proceeding with its development.

16.    Other Non-current Assets

	March 31,	December 31,
	2023	2022
Tax receivable	$9.4	$9.1
Loans receivable	15.1	15.3
Refundable deposits	24.3	—
Deferred debt issuance costs	5.1	3.9
Other	20.8	12.1
	$74.7	$40.4

Loans Receivable

At March 31, 2023, the Company participated in certain financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance at March 31, 2023 was $23.4 million, of which $8.3 million is recorded in trade and other receivables and $15.1 million in non-current loans receivable (December 31, 2022: $23.4 million, of which $8.0 million was recorded in trade and other receivables and $15.4 million in non-current loans receivable). The expected credit loss allowance is not significant.

Ritchie Bros.	23

17. Trade and Other Payables

	March 31,	December 31,
	2023	2022
Trade payables	$139.1	$54.3
Accrued liabilities	217.5	128.6
Social security and sales taxes payable	47.2	38.7
Net consumption taxes payable	16.3	14.5
Share unit liabilities	6.7	6.3
Book overdrafts	108.9	—
Other payables	22.7	16.3
	$558.4	$258.7

Book overdrafts represent outstanding checks in excess of funds on deposit.

18.    Debt

	Carrying amount
	March 31,	December 31,
	2023	2022
Short-term debt	$23.6	$29.1

Long-term debt:

Term loans:
DDTL Facility loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 5.86%, due in monthly installments of interest and quarterly installments of principal, maturing in September 2026	—	85.5
Term Loan A Facility loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 7.69%, due in monthly or quarterly installments of interest, dependent on the loan term and quarterly installments of principal which commenced on March 31, 2023, maturing in September 2026 ("CAD TLA Facility")	84.8	—
Term Loan A Facility loan denominated in US dollars, secured, bearing interest at a weighted average rate of 7.54%, due in monthly or quarterly installments of interest, dependent on the loan term and quarterly installments of principal commencing June 30, 2023, maturing in September 2026 ("USD TLA Facility")	1,825.0	—
Less: unamortized debt issuance costs	(20.5)	(0.4)

Senior secured and unsecured notes:
Senior unsecured notes bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025 (the "2016 Notes")	—	500.0
Less: unamortized debt issuance costs	—	(3.6)
Senior secured notes bearing interest at 6.75% due in semi-annual installments, with the full amount of principal due in March 2028 (the "2023 Secured Notes")	550.0	—
Less: unamortized debt issuance costs	(7.7)	—
Senior unsecured notes bearing interest at 7.75% due in semi-annual installments, with the full amount of principal due in March 2031 (the "2023 Unsecured Notes")	800.0	—
Less: unamortized debt issuance costs	(11.2)	—
Total long-term debt	3,220.4	581.5

Total debt	$3,244.0	$610.6

Long-term debt:
Current portion	$95.7	$4.4
Non-current portion	3,124.7	577.1
Total long-term debt	$3,220.4	$581.5

At March 31, 2023, the Company had unused committed revolving credit facilities aggregating $709.4 million that are available until September 2026 subject to certain covenant restrictions, unused uncommitted revolving credit facilities aggregating $5.0 million that are available until October 2023, and unused uncommitted revolving credit facilities aggregating $5.0 million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at March 31, 2023.

Ritchie Bros.	24

Ritchie Bros.	25

18.    Debt (continued)

Short-term Debt

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 6.5% at March 31, 2023 (at December 31, 2022: 5.8%).

Long-term Debt

a)	Term Loans

During 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”), the delayed-draw term loan facility (the “DDTL Facility”), and the Term Loan A facility (the “TLA Facility” and together with the Revolving Facilities and DDTL Facility, the “Facilities”). The Credit Agreement matures on September 21, 2026. Beginning in the third quarter of 2022, the existing DDTL Facility, denominated in Canadian Dollars, was subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable upon maturity.

In connection with the acquisition of IAA the Company entered into a debt commitment letter with certain financial institutions that committed to provide, subject to the terms and conditions, a bridge loan facility in an aggregate principal amount of up to $2.8 billion and a backstop revolving facility in an aggregate principal amount of up to $750.0 million. In December 2022, the Company subsequently amended the terms of its Credit Agreement which, among other things, permitted the acquisition of IAA and served to terminate the backstop commitments (including the revolving backstop facility and $88.9 million of bridge commitments that served as a backstop for its existing term loans under the credit agreement) and replaced an additional $1.8 billion of bridge commitments with further TLA Facility commitments.

On March 20, 2023, with the closing of the acquisition of IAA, $1.8 billion of the TLA Facility was funded at an adjusted term SOFR of 7.54%. The TLA Facility is comprised of a facility denominated in US dollars (“USD TLA Facility”) and a facility denominated in Canadian dollars (“CAD TLA Facility”). The Company’s existing Canadian dollar DDTL Facility loan of CAD $115.9 million was converted to a CAD TLA Facility loan, an alternative currency term rate loan, and continues to be subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable upon maturity. Under the amended terms, mandatory principal repayments on the USD TLA Facility begin in the second quarter of 2023 and are subject to quarterly instalments of 1.25% of the $1.8 billion principal amount, with the balance payable at maturity. Further, under the terms of the amendment to the Credit Agreement made in December 2022, certain amended terms became effective including an increase to the total size of the Facilities to up to $2.7 billion, including $1.9 billion of commitments under the TLA Facility.

During the three months ended March 31, 2023 the Company incurred debt issuance costs of $22.3 million in connection with the amendment of the Credit Agreement and funding of the TLA Facility, of which $1.4 million is included in non-current assets, $20.3 million has been capitalized against the TLA Facility, and $0.6 million is recorded in acquisition-related and integration costs.

At March 31, 2023, the Company had $5.1 million unamortized deferred debt issue costs relating to the Revolving Facilities, all of which is included in non-current assets.

b)	Senior Secured and Unsecured Notes

2016 Notes

On December 21, 2016, the Company completed the offering of $500.0 million aggregate principal amount of 5.375% senior unsecured notes due January 15, 2025 (the “2016 Notes”).

The 2016 Notes were redeemed on March 20, 2023 at 100.0% of their original offering price, plus accrued and unpaid interest. The Company was relieved of its obligations for the 2016 Notes upon redemption and therefore recognized the difference of $3.3 million between the reacquisition price and the net carrying amount of the debt extinguished (which included unamortized deferred debt issuance costs) as a loss on redemption of the 2016 Notes in interest expense in the condensed consolidated income statement during the first quarter of 2023.

Ritchie Bros.	26

18.    Debt (continued)

Long-term Debt (continued)

b)	Senior Secured and Unsecured Notes (continued)

2021 Notes

On December 21, 2021, in connection with the proposed acquisition of Euro Auctions, the Company completed the offering of two series of senior notes: (i) $600.0 million aggregate principal amount of 4.750% senior notes due December 15, 2031 and (ii) $425.0 million Canadian dollar aggregate principal amount of 4.950% senior notes due December 15, 2029 (together the “2021 Notes”). On May 4, 2022, the Company redeemed all of the 2021 Notes at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest. The Company was relieved of its obligations for the 2021 Notes upon redemption and therefore recognized the difference of $4.8 million between the reacquisition price and the net carrying amount of the debt extinguished (which included unamortized deferred debt issuance costs) as a loss on redemption of the 2021 Notes in interest expense in the consolidated income statement during the second quarter of 2022.

2023 Notes

On March 15, 2023, the Company completed the offering of (i) $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the “2023 Secured Notes”) and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the “2023 Unsecured Notes”, and together with the 2023 Secured Notes, the “ 2023 Notes”). The gross proceeds of the 2023 Notes were released from escrow on March 20, 2023 and were used, along with the TLA Facility, to fund the acquisition of IAA.

Interest on the 2023 Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2023.

The 2023 Secured Notes are jointly and severally guaranteed on a senior secured basis and the 2023 Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.

The Company incurred total debt issuance costs of $19.0 million in connection with the issuance of the 2023 Secured Notes and 2023 Unsecured Notes, all of which has been capitalized and recorded as a reduction of the amounts outstanding under the 2023 Notes.

19.    Other Non-current Liabilities

	March 31,	December 31,
	2023	2022
Tax payable	$23.3	$16.0
Finance lease liability	28.2	15.3
Other	7.8	4.1
	$59.3	$35.4

Ritchie Bros.	27

20.    Temporary Equity, Equity and Dividends

Share Capital

Common Stock

Unlimited number of common shares, without par value.

Preferred Stock

Unlimited number of senior preferred stock, of which 485,000,000 are designated as Series A Senior Preferred Shares, and junior preferred shares, without par value, issuable in series. All issued shares are fully paid.

In January 2023, the Company entered into a securities purchase agreement with Starboard Value LP and certain affiliates (together, “Starboard”) pursuant to which Starboard agreed to purchase $485.0 million of Series A Senior Preferred Shares, convertible into common shares of the Company, and $15.0 million of common shares of the Company. The transaction closed on February 1, 2023 (the “Issue Date”).

The Series A Senior Preferred Shares are convertible into common stock at an initial conversion price of $73.00 per share. The Series A Senior Preferred Shares carry an initial 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option (“Preferential Dividends”), and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor (“Participating Dividends”). On the fourth anniversary of the Series A Senior Preferred Shares Issue Date, holders will have the right to increase the preferred dividend to 7.50%, and on the ninth anniversary of the Series A Senior Preferred Shares Issue Date, holders will have the right to increase the preferred dividend to a fixed percentage equal to the greater of (a) 600 bps over the daily simple SOFR as then in effect and (b) 10.50%, subject, in each case, to the Company’s right to redeem the Series A Senior Preferred Shares for which a dividend rate increase has been demanded (an “Increased Dividend Rate Demand”).

In connection with any Increased Dividend Rate Demand, subject to certain conditions, and upon 45 days’ notice to the holders, the Company will have the right to redeem all or any portion of the Series A Senior Preferred Shares then outstanding, at a price equal to 100% of the face amount of such Series A Senior Preferred Shares plus any accrued and unpaid dividends thereon. Additionally, at any time after the ninth anniversary of the Series A Senior Preferred Shares Issue Date, subject to certain conditions, and upon 45 days’ notice to the holders, the Company will have the right to redeem all or any portion of the Series A Senior Preferred Shares then outstanding, at a price equal to 100% of the face amount of such Series A Senior Preferred Shares plus any accrued and unpaid dividends thereon.

Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at March 31, 2023.

Holders of the Series A Senior Preferred Shares are entitled to vote together with the Common Shares on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law.

The Series A Senior Preferred Shares rank, with respect to rights as to dividends, distributions, redemptions and payments upon the liquidation, dissolution and winding up of the Company, (a) senior to all of the junior preferred shares of the Company, Common Shares and any other class or series of capital shares of the Company, issued or authorized after the Series A Senior Preferred Shares Issue Date, (b) on a parity basis with each other class or series of capital shares issued or authorized after the Series A Senior Preferred Shares Issue Date, and (c) junior with each other class or series of capital shares issued or authorized after the Series A Senior Preferred Shares Issue Date.

Ritchie Bros.	28

20.    Temporary Equity, Equity and Dividends (continued)

Share-based Continuing Employment Costs

The Company has issued the following common shares in connection with the acquisitions of Rouse and SmartEquip. These shares were issued to certain previous unitholders and shareholders of Rouse and SmartEquip, based on the fair market value of the Company’s common shares at the acquisition date. The Company records share-based continuing employment costs in acquisition-related and integration costs over the vesting period, with an increase to additional paid-in capital. The vesting of shares issued for business combinations is subject to continuing employment with the Company over various dates over a three year period from their respective acquisition dates. As and when the common shares vest, the Company will recognize the fair value of the issued common shares from additional paid-in capital to share capital.

	Rouse		SmartEquip		Total

						Weighted average
	Common	Fair value	Common	Fair value	Common	fair value
	shares	per common	shares	per common	shares	per common
	issued	shares	issued	shares	issued	shares
Outstanding, December 31, 2022	85,560	$71.09	42,646	$68.39	128,206	$70.19
Granted	—	—	—	—	—	—
Vested	(4,636)	71.09	—	—	(4,636)	71.09
Forfeited	—	—	—	—	—	—
Outstanding, March 31, 2023	80,924	$71.09	42,646	$68.39	123,570	$70.16

Outstanding, December 31, 2021	189,665	$71.09	63,971	$68.39	253,636	$70.41
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding, March 31, 2022	189,665	$71.09	63,971	$68.39	253,636	$70.41

At March 31, 2023, the Company recognized $0.3 million (2022: nil) of share capital from additional paid-in capital for the portion of common shares previously issued in connection with the acquisition of Rouse that have vested as of March 31, 2023.

Shares Issued for Business Combinations

At March 31, 2023, the unrecognized share-based continuing employment cost was $2.4 million (at December 31, 2022: $3.2 million), which is expected to be recognized over a weighted average period of 0.9 years.

Change in Non-controlling Interest

On January 3, 2023, in connection with the acquisition of VeriTread (Note 5), the Company increased its investment in VeriTread from 11% to 75% for a total purchase consideration of $28 million. The Company also entered into a put/call agreement with one of the minority unitholders under which the holder can put its remaining 21% interest in VeriTread to the Company, if certain performance targets are met. As the purchase of the remaining 21% interest from the minority unitholder is outside the control of the Company the redeemable non-controlling interest is classified in temporary equity on the consolidated balance sheet. As discussed in Note 3, management applied judgement and assessed that it is probable that the redeemable non-controlling interest will be redeemed at a future date and accordingly the carrying value of the redeemable non-controlling interest is adjusted to its estimated redemption value.

The Company also recognized an additional 4% non-controlling interest in VeriTread within equity as that interest does not contain put/call options.

Ritchie Bros.	29

20.    Temporary Equity, Equity and Dividends (continued)

Dividends

Declared and Paid

The Company declared and paid the following dividends to common stockholders during the three months ended March 31, 2023 and 2022:

Common Stock

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Special Dividend	March 6, 2023	$1.0800	March 17, 2023	$120.4	March 28, 2023
Fourth quarter 2022	January 20, 2023	$0.2700	February 10, 2023	$30.0	March 3, 2023
Fourth quarter 2021	January 21, 2022	$0.2500	February 11, 2022	$27.7	March 4, 2022

On March 7, 2023, the Company declared a special cash dividend of $1.08 per share, contingent on the closing of the acquisition of IAA, payable to stockholders of record at the close of business on March 17, 2023 (the “Special Dividend”). The Special Dividend was paid in cash on March 28, 2023 following the acquisition of IAA.

Preferred Stock

The Company recorded Preferential Dividends of $4.3 million to the holders of the Series A Senior Preferred Shares in the first quarter of 2023, of which $3.1 million was paid on March 15, 2023 and $1.2 million was accrued and unpaid at March 31, 2023, and Participating Dividends of $1.8 million on March 3, 2023.

Declared and Undistributed

Subsequent to March 31, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.27 cents per common share, payable on June 20, 2023 to common stockholders of record on May 30, 2023.

Foreign Currency Translation Reserve

Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net gain of $1.3 million for the three months ended March 31, 2023 (three months ended 2022: net loss of $0.9 million).

21.    Share-based Payments

Share-based payments consist of the following compensation costs:

	Three months ended
	March 31,
	2023	2022
Selling, general and administrative:
Stock option compensation expense	$2.6	$2.6
Equity-classified share units	3.5	2.9
Liability-classified share units	—	(0.8)
Employee share purchase plan - employer contributions	0.6	0.7
	6.7	5.4
Acquisition-related and integration costs:
Acceleration of share-based payments expense	5.0	—
Share-based continuing employment costs	1.0	2.1
	6.0	2.1
	$12.7	$7.5

Ritchie Bros.	30

21.    Share-based Payments (continued)

Conversion of IAA Share Based Awards

In connection with the acquisition of IAA, IAA’s stock options, RSU and PRSU awards were cancelled and exchanged into 187,727 Company stock options and 366,379 Company RSU awards. The PRSU’s were replaced with RSU awards. At the closing of the acquisition of IAA, the converted share-based awards had an estimated aggregate fair value of $24.9 million, of which $4.8 million was attributable to post-combination services and will be recognized as share-based payment expense over the remaining service periods. The Company awards are subject to the same terms and conditions as applicable to the corresponding IAA equity awards held prior to the acquisition of IAA, including vesting terms, with the exception of any Company RSU awards that replace IAA’s PRSU awards, where vesting will no longer be subject to the achievement of performance goals and will be solely based on providing continued services to the Company through the end of the applicable service period.

IAA restricted stock awards and IAA phantom stock awards which were granted to non-employee directors of IAA, vested at closing of the acquisition of IAA and therefore do not have a future service requirement. Accordingly, the entire post-combination portion of such awards of $0.3 million has been recognized as share-based payment expense concurrent with the closing of the acquisition of IAA.

In addition, certain former executives of IAA were terminated in connection with the acquisition of IAA and their outstanding awards were fully accelerated as of the closing date. Accordingly, $4.3 million has been recognized as share-based payment expense concurrent with the closing of the acquisition of IAA.

Stock Option Plans

The Company has the following four stock option plans that provide for the award of stock options and premium-priced stock options to selected employees, directors, and officers of the Company: (i) Amended and Restated Stock Option Plan, (ii) IronPlanet 1999 Stock Plan, (iii) IronPlanet 2015 Stock Plan, and (iv) 2019 IAA Omnibus Stock and Incentive Plan.

The 2019 IAA Omnibus Stock and Incentive Plan was assumed by the Company as part of the acquisition of IAA.

Stock option activity for the three months ended March 31, 2023 is presented below:

	Stock options				Premium-priced stock options
			WA				WA
	Common	WA	remaining	Aggregate	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value	option	price	life (in years)	value
Outstanding, December 31, 2022	2,730,295	$46.88	7.3	$31.2	1,118,432	$91.26	4.7	$—
Granted	—	—	—	—	—	—	—	—
Assumed in IAA acquisition (Note 5)	187,727	50.96	—	1.7	—	—	—	—
Exercised	(19,729)	34.01	—	0.5	—	—	—	—
Forfeited	(52,978)	45.33	—	—	(38,635)	91.19	—	—
Outstanding, March 31, 2023	2,845,315	$47.26	6.5	$28.7	1,079,797	$91.26	4.3	$—
Exercisable, March 31, 2023	2,069,936	$43.61	5.8	$27.8	—	$—	—	$—

Ritchie Bros.	31

21.    Share-based Payments (continued)

Stock Option Plans (continued)

Stock Options

The Company uses the Black Scholes option pricing model to fair value stock options. There were no stock options granted during the three month period ended March 31, 2023 other than the stock options assumed as part of the IAA acquisition. Significant assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2022 are presented in the following table on a weighted average basis:

Three months ended March 31,	2022
Risk free interest rate	2.1%
Expected dividend yield	1.75%
Expected lives of the stock options	4	years
Expected volatility	31.7%

At March 31, 2023, the unrecognized stock-based compensation cost related to the non-vested stock options was $4.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

The fair value of the assumed stock options is estimated on the IAA acquisition date using the Black-Scholes option pricing model. The weighted average fair value of the assumed options was $15.52. The significant assumptions used to estimate the fair value of these assumed stock options are presented in the following table on a weighted average basis:

Three months ended March 31,	2023
Risk free interest rate	3.9%
Expected dividend yield	2.05%
Expected lives of the stock options	2	years
Expected volatility	33.3%

Premium-priced Stock Options

The Company also grants premium-priced stock options to the senior executives with exercise prices above the fair market value of the Company’s common shares on grant dates. The premium-priced stock options vest and become exercisable upon the third anniversary of their grant date. The fair values of the premium-priced stock options were calculated on the grant date using a Monte Carlo simulation model. There were no premium-priced stock options granted during the three month period ended March 31, 2023 and 2022.

At March 31, 2023, the unrecognized stock-based compensation cost related to the premium-priced stock options was $4.6 million, which is expected to be recognized over a weighted average period of 1.6 years.

Ritchie Bros.	32

21.    Share-based Payments (continued)

Share Unit Plans

Share unit activity for the nine months ended March 31, 2023 is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs		PSUs with Market Conditions		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2022	662,634	$51.71	102,879	$66.08	68,024	$58.32	108,365	$39.35
Granted	10,216	56.74	—	—	1,137	60.11	7,094	53.05
Assumed in IAA acquisition (Note 5)	—	—	—	—	366,379	52.79	—	—
Vested and settled	(283,086)	42.23	—	—	(23,986)	53.68	—	—
Forfeited	(4,123)	58.93	—	—	(1,459)	60.95	—	—
Outstanding at March 31, 2023	385,641	$58.72	102,879	$66.08	410,095	$53.65	115,459	$40.19

The total market value of liability-classified share units vested and released during the first three months of 2023 was nil (2022: nil).

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

Fair values of equity-classified PSUs are estimated on the grant date using the market close price of the Company's common shares listed on the NYSE, as these are not subject to market vesting conditions.

At March 31, 2023, the unrecognized share unit expense related to equity-classified PSU’s was $11.2 million, which is expected to be recognized over a weighted average period of 1.7 years.

Ritchie Bros.	33

21.    Share-based Payments (continued)

PSUs with Market Conditions

The Company also grants PSUs to senior executives with a market condition where vesting is conditional upon the total stockholder return performance of the Company’s stock relative to the performance of a peer group over a three year performance period from the date of grant. There were no PSUs with market conditions granted in the three month period ended March 31, 2023 and 2022.

At March 31, 2023, the unrecognized share unit expense related to equity-classified PSUs with market conditions was $3.1 million, which is expected to be recognized over a weighted average period of 1.4 years.

RSUs

The Company has restricted share unit plans (RSU plans) that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the market close price of the Company's common shares listed on the NYSE.

At March 31, 2023, the unrecognized share unit expense related to equity-classified RSUs was $5.8 million, which is expected to be recognized over a weighted average period of 1.5 years.

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

At March 31, 2023, the Company had a total share unit liability of $6.7 million (at December 31, 2022: $6.3 million) in respect of share units under the DSU plans.

Employee Share Purchase Plan

In February 2023, the Board approved the suspension of the Company’s 1999 Employee Share Purchase Plan. On April 3, 2023, the Board adopted the Company’s 2023 Employee Stock Purchase Plan (the “2023 ESPP”), subject to shareholder approval. The 2023 ESPP is described in greater detail in the Company’s Proxy Statement filed on Form DEF14A on EDGAR and SEDAR on April 11, 2023.

22.    Leases

The Company enters into commercial leases for various auctions sites, branches and offices, the majority of which are non-cancellable, and additional operating leases for computer equipment, motor vehicles and small office equipment. With the exception of one lease expiring in 2092, the majority of the Company’s operating leases have a fixed term with a remaining life between one month and 20 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options.

The Company also enters into finance lease arrangements for certain vehicles, computer and yard equipment, fixtures, and office furniture, the majority of these leases have a fixed term with a remaining life of one month to six years with renewal options included in the contracts.

On March 17, 2022, the Company completed the sale and leaseback of its Bolton property, a parcel of land including all buildings, in Bolton, Ontario (Note 15). The Company intends to lease the Bolton property for a period of 28 months until such time that the replacement property is available for the relocation of the Company’s operations. The lease has an initial rent-free period of two years and an option to renew the lease for two additional one-year periods, during which time the lease is cancellable at one month’s notice. Upon completion of the sale, the Company recorded a $16.6 million ROU asset representing the right-of-use of the Bolton property for the estimated lease term and a $4.5 million long-term lease liability representing the obligation to make lease payments arising from the operating lease at the end of the initial two-year period.

On June 30, 2022, the Company also recorded $9.0 million in ROU asset and a long-term lease liability relating to a lease signed on its Maltby auction site in the United Kingdom. On September 28, 2022, the Company completed the purchase of the Maltby property for a purchase price of $13.5 million and as a result derecognized the ROU asset and long-term lease liability.

Ritchie Bros.	34

22.    Leases (continued)

The Company’s breakdown of lease expense is as follows:

	Three months ended
	March 31,
	2023	2022
Operating lease cost	$13.1	$4.7
Finance lease cost
Amortization of leased assets	5.3	2.6
Interest on lease liabilities	0.4	0.2
Short-term lease cost	3.4	3.5
Sublease income	(0.1)	—
	$22.1	$11.0

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

At March 31, 2023, there were $90.1 million of assets guaranteed under contract, of which 97% is expected to be sold prior to June 30, 2023, with the remainder to be sold by December 31, 2024 (at December 31, 2022: $31.0 million of which 62% was expected to be sold prior to the end of March 31, 2023 with the remainder to be sold by December 31, 2023).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

Ritchie Bros.	35

ITEM 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including the following section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially, and may include, among others, statements relating to:

●	our future strategy, objectives, targets, projections and performance;
●	potential growth and market opportunities;
●	potential future mergers and acquisitions;
●	our ability to integrate acquisitions (including IAA, Inc. (“IAA”));
●	the impact of our new initiatives, services, investments, and acquisitions on us and our customers;
●	our future capital expenditures and returns on those expenditures; and
●	financing available to us from our credit facilities or other sources, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs.

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and in “Part II, Item 1A: Risk Factors” of this quarterly report on Form 10-Q, which are available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for Gross Transaction Value (“GTV”)1, which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements.

Unless otherwise indicated, all amounts in the following tables are in millions except share and per share amounts.

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable U.S. GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (Please see pages 62-64).

Overview

Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros.”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) was founded in 1958 in Kelowna, British Columbia, Canada and is a world leader in asset management technologies and disposition for commercial assets, used equipment, automotive and other assets. Our expertise, unprecedented global reach, market insights, and trusted portfolio of brands provide us with a unique position within the asset resale market.

1  GTV represents total proceeds from all assets sold at our auctions, online marketplaces or from private brokerage services. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

Ritchie Bros.	36

Through our unreserved and reserved auctions, online marketplaces, listings, and private brokerage services, we sell a broad range of primarily used commercial and industrial assets, vehicles as well as government surplus assets. Construction and commercial transportation assets and vehicles comprise the majority of the assets sold based on GTV dollar value, though we sell a wide variety of assets. Customers selling equipment through our sales channels include end users (such as construction companies), insurance companies, vehicle and equipment dealers, fleet lease companies, original equipment manufacturers (“OEMs”) and other asset owners (such as rental companies). Our customers participate in a variety of sectors, including construction, commercial transportation, automotive, agriculture, energy, and natural resources.

We also provide our customers with a wide array of value-added services aligned with our growth strategy to create a global marketplace for used asset services and solutions. Our other services include equipment financing, asset appraisals and inspections, online equipment listing, transportation and logistical services, and ancillary services such as equipment refurbishment, towing, and title and lien processing. We offer our customers asset technology solutions to manage the end-to-end disposition process of their assets and provide market data intelligence to make more accurate and reliable business decisions. Additionally, we offer our customers an innovative technology platform that supports vehicle merchandising, asset lifecycle management and procurement integration with both original equipment manufacturers and dealers, as well as software as a service platform for end-to-end parts procurement and digital catalogs and diagrams.

We operate globally with locations in 13 countries, including the United States, Canada, the United Kingdom, Australia, the United Arab Emirates, and the Netherlands, and maintain a presence in 42 countries where customers can sell from their own yards. In addition, with the acquisition of IAA, we now employ more than 7,600 full-time employees worldwide.

Business Combinations

Acquisition of IAA

On March 20, 2023, we completed the acquisition of IAA, a leading global digital marketplace connecting vehicle buyers and sellers with operations throughout the United States, Canada, and the United Kingdom. IAA facilitates the marketing and sale of total loss, damaged and low-value vehicles for a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies and charitable organizations. Additionally, IAA serves a global buyer base with vehicles, vehicle rebuild requirements, replacement part inventory or scrap demand.

On November 7, 2022, we entered into an Agreement and Plan of Merger and Reorganization with IAA, which was subsequently amended on January 22, 2023 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, IAA stockholders received $12.80 per share in cash and 0.5252 shares of the Company for each share of IAA common stock they owned (the “Exchange Ratio”). As such, we paid $1.7 billion in cash consideration and issued 70.3 million shares of its common stock. In addition, we repaid $1.2 billion of IAA’s net debt, including repayment of outstanding principal and associated accrued interest and prepayment costs under IAA’s credit agreement, and $500.0 million principal amount of IAA’s senior notes, at a redemption price equal to 102.75% of the principal amount plus accrued and unpaid interest.

Further information regarding the transaction is described in Item 1 – Financial Statements: Note 5 – Business Combinations.

We expect that the acquisition of IAA will accelerate our journey to become the trusted global marketplace for insights, services and transaction solutions, as well as to diversify our customer base by providing us with a significant presence in the automotive vertical, an industry with strong fundamentals and proven secular growth. We expect that the combination will accelerate our growth and strategic vision to create a next-generation global marketplace for commercial assets and vehicles, supported by advanced technologies and data analytics. Additionally, our management team has extensive experience in the automotive and insurance ecosystem, which we expect will help shape the customer experience going forward. With enhanced scale and an expanded addressable market, we expect to be able to drive additional GTV growth through our platforms and auction sites, in turn generating more insights for our customers and expanding the adoption of our other high-margin tech-enabled services.

Acquisition of VeriTread

On January 3, 2023, we acquired VeriTread LLC (“VeriTread”), a leading transportation technology company that provides an online marketplace solution for open deck transport, connecting shippers and service providers. We acquired 8,889,766 units of VeriTread for $25.2 million cash consideration from its existing unitholders and acquired another 1,056,338 units for $3.0 million cash. As a result, we increased our investment in VeriTread from 11% to 75% and obtained control of VeriTread, pursuant to an amended operating agreement on January 18, 2023.

Ritchie Bros.	37

VeriTread adds to our suite of services, supporting the needs of equipment owners throughout the equipment lifecycle by integrating transportation solutions directly into our new marketplace technology. We expect that the acquisition, in combination with our satellite yards, will allow us to further scale and accelerate our hybrid marketplace model through increased capacity optimization and seamless customer experiences.

Series A Senior Preferred Shares

In January 2023, the Company entered into a securities purchase agreement with Starboard Value LP and certain affiliates (together, “Starboard”) pursuant to which Starboard agreed to purchase $485.0 million of participating preferred stock convertible into common shares of the Company at an initial conversion price of $73.00 per share (“Series A Senior Preferred Shares”), and $15.0 million of common shares of the Company. The transaction closed on February 1, 2023.

The Series A Senior Preferred Shares carry an initial 5.5% preferred dividend, which is payable quarterly, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor. Holders will have the right to increase the preferred dividend on the fourth and ninth anniversary of the issue date, and upon any such dividend demand increase the Company will have the right to redeem all or any portion of the Series A Senior Preferred Shares then outstanding at a price equal to 100% of the face amount, plus any accrued and unpaid dividends thereon. This right is subject to certain conditions, and upon 45 days’ notice to the holder from the Company.

Impact of Inflation on Our Business

During the COVID-19 pandemic (“COVID-19”), we transitioned our traditional live onsite auctions to online bidding and experienced higher maintenance costs. While we have returned to live in-person auction events at certain selected locations and pre-COVID levels of asset turnover, inflation continues to impact our global business operations in 2023 with higher costs in freight, fuel, supplies, labor, non-durable goods and consumables at our yards and in our operations. In addition, we have seen an increase in labor costs with the labor market remaining fairly strong. We expect inflationary pressures to continue throughout 2023. We will continue to evaluate operational productivity improvements that may offset these pressures, while driving growth and strong financial performance.

Ritchie Bros.	38

Service Offerings

We offer our customers multiple distinct, complementary, multi-channel brand solutions that address the range of their buying and selling needs for equipment, vehicles and other types of assets. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used assets available to them.

The table below illustrates the various channels and brand solutions available to our customers subsequent to the acquisitions of IAA and VeriTread, which were completed in the first quarter of 2023.

Solution	Brand(s)	Description
Marketplaces & Features	RB Auction	Onsite and online marketplace for selling and buying used equipment
	IronPlanet	Online marketplace for selling and buying used equipment
	Marketplace-E	Online marketplace offering multiple price and timing options
	GovPlanet	Online marketplace for the sale of government and military assets
	IAA AuctionNow™	Our digital auction bidding and buying solution, which features inventory located at physical branches and offsite to a global buyer audience
	IAA Buy Now™	Provides a unit for sale for a specific price using analytical data between scheduled auctions
	IAA Custom Bid™	A digital bidding tool that provides buyer customers focused on recycling the ability to set pre-bids in an auction based on vehicle attributes
	IAA Timed Auctions™	Offers a unit for sale for a specified period of time, allowing for competitive bidding and sale prior to a scheduled auction
	Ritchie Bros. Private Treaty	Confidential, negotiated sale of large equipment
Financial Services	Ritchie Bros. Financial Services	Loan origination service that uses a brokerage model to match loan applicants with appropriate financial lending institutions
	IAA Loan Payoff™	Mitigates the time-consuming process of managing a total loss claim requiring loan payoff and title release
Appraisal Services	Ritchie Bros. Appraisals	Unbiased, certified appraisal services
Inspection Services	Ritchie Bros. Inspections	Truck and lease return inspection services
	IAA Inspection Services®	Remote inspections and appraisals for salvage vehicles
Listings Services	Ritchie List Mascus	Online equipment listing service and B2B dealer portal
Refurbishing Services	Ritchie Bros. Refurbishing	Repair, paint, and other make-ready services

Ritchie Bros.	39

Solution	Brand(s)	Description
Transportation & Logistics Services	Ritchie Bros. Logistics	End-to-end transportation and customs clearance solution for sellers and buyers with shipping needs
	VeriTread Transport	An online transportation marketplace, connecting shippers and carriers
	IAA Transport™	An integrated shipping solution allowing buyers to schedule shipment of vehicles during the checkout process
	IAA Tow App™	Mobile dispatch solution that assists the tow network
Data Services	Rouse Services	A leading provider of construction equipment market intelligence
	CSAToday®	Online reporting and analysis tool that gives seller customers the ability to manage their vehicle assets and monitor salvage performance.
	IAA Market Value™	A solution for seller customers looking to estimate the values of their vehicles based on user-provided information and historical auction data
Parts Services	SmartEquip	Digital marketplace connecting equipment owners with parts manufacturers
Catastrophe Response Services	Catastrophe (CAT) Services™	Industry-leading strategic catastrophe response service focused on real estate capacity, operational execution, transportation logistics and vehicle merchandising and selling.
Title Services	IAA Title Services®	Full suite of title solutions services that facilitates title documentation, settlement and the title retrieval process.

Ritchie Bros.	40

Contract Options

We offer consignors several contract options to meet their individual needs and sale objectives on our onsite and online marketplaces for selling used equipment or vehicles, which include:

●	Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
●	Fixed commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated fixed commission fee;
●	Guarantee commission contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
●	Inventory contracts, where we purchase, take custody, and hold used equipment and other assets before they are resold in the ordinary course of business.

We collectively refer to guarantee and inventory contracts as underwritten or “at-risk” contracts.

Value-added Services

We also provide a wide array of value-added services to make the process of selling and buying equipment and vehicles convenient for our customers, including refurbishment services such as repair, paint and make-ready services, parts services to connect equipment owners with parts manufacturers, inspection and appraisals, financial services through Ritchie Bros. Financial Services (“RBFS”) and loan payoff services through IAA, end-to-end transportation and logistics services, as well as other services such as insights, data intelligence, performance benchmarking solutions, and title and liens processing. We offer equipment listing services under the RitchieList brand in North America and Mascus brand in Europe to make private selling more efficient and safer for customers, including a secure transaction management service, complete with invoicing. We also provide an innovative technology platform that supports customers' vehicle merchandising, manages the asset lifecycle and integrates procurement with both original equipment manufacturers (“OEM”) and dealers.

Seasonality

Our operations are both seasonal and event driven and can fluctuate from quarter to quarter. The volume of assets sold through our auctions and marketplaces is driven by the supply of assets available for sale, as well as changes in severe weather conditions. During the third quarter, supply of assets is generally low as commercial and transportation equipment is actively being used and mild weather conditions and decreases in traffic volume can contribute to a decline in available supply of vehicles.

Revenue Mix Fluctuations

Our revenue is comprised of service revenue and inventory sales revenue. Service revenue includes: (1) commissions where a pre-negotiated commission or fixed fee is earned from our consignors or sellers, (2) buyer fees earned at our auctions, online marketplaces, and private brokerage services, and (3) marketplace services fees earned from various services provided to buyers and sellers, which include ancillary, parts, data, towing, logistics, inspection, appraisal, online listing, financing and title and liens processing services, as well as auction-related services such as documentation and title search services. Inventory sales revenue relates to revenue earned through our inventory contracts and is recognized at the GTV of the assets sold, with the related cost recognized in cost of inventory sold.

Our revenue can fluctuate significantly, depending on the mix of sales arrangements completed during each period. Completed straight commission, fixed commission or guarantee commission contracts result in the commission being recognized as service revenue based on a percentage of gross transaction value or based on a fixed value, while completed inventory contracts result in the full gross transaction value of the assets sold being recorded as inventory sales revenue. As a result, a change in the revenue mix between service revenues and revenue from inventory sales can have a significant impact on our revenue growth percentages.

Ritchie Bros.	41

Performance Overview

Beginning in the first quarter of 2023, following the acquisition of IAA on March 20, 2023 and a change in our reporting structure, our operations are comprised of one operating and reportable segment.

The consolidated results presented below include the financial results of IAA for 11 days from its acquisition on March 20, 2023 and the financial results of VeriTread from its acquisition on January 18, 2023.

Net (loss) income available to common stockholders for the first quarter of 2023 decreased 119% to a loss of $34.2 million, compared to $178.1 million income for the first quarter of 2022. Diluted (loss) earnings per share (“EPS”) available to common stockholders decreased 118% to $0.28 loss per share in the first quarter of 2023 as compared to $1.60 earnings per share in the first quarter of 2022. Diluted adjusted EPS available to common stockholders increased 24% to $0.57 per share in the first quarter of 2023 compared to $0.46 per share in the first quarter of 2022.

Consolidated Results

For the first quarter of 2023 as compared to the first quarter of 2022:

●	Total GTV increased 32% to $1.9 billion, and increased 34% when excluding the impact of foreign exchange
●	Total revenue increased 30% to $512.4 million
o	Service revenue increased 40% to $343.6 million
o	Inventory sales revenue increased 13% to $168.8 million
●	Net (loss) income decreased 116% to a loss of $28.2 million
●	Adjusted EBITDA increased 26% to $132.6 million
●	Cash on hand was $707.0 million, of which $568.3 million was unrestricted

Other Company Developments

●	On January 23, 2023, in connection with the sale of $485.0 million of participating Series A Senior Preferred Shares and $15.0 million of common stock investment from Starboard, we announced the appointment of Jeffrey Smith, Chief Executive Officer of Starboard to our Board.
●	On March 19, 2023, in connection with the close of the acquisition of IAA on March 20, 2023, our Board appointed Brian Bales, William Breslin, Timothy O’Day, and Michael Sieger as members to the Board. In addition, Mahesh Shah and Chris Zimmermen stepped down from the Board as of March 20, 2023. As a result of these changes, the board size increased from ten to twelve members.

Ritchie Bros.	42

Results of Operations

Financial Overview

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except EPS and percentages)	2023	2022	2023 over 2022
Commissions	$130.6	$116.4	12%
Buyer fees	140.7	75.6	86%
Marketplace services revenue	72.3	52.9	37%
Total service revenue	343.6	244.9	40%
Inventory sales revenue	168.8	149.0	13%
Total revenue	512.4	393.9	30%
Costs of services	76.4	39.0	96%
Cost of inventory sold	151.5	131.6	15%
Selling, general and administrative	148.2	126.6	17%
Acquisition-related and integration costs	126.2	9.6	1,215%
Total operating expenses	538.5	331.0	63%
Gain on disposition of property, plant and equipment	1.2	169.8	(99)%
Operating income (loss)	(24.9)	232.7	(111)%
Net (loss) income attributable to controlling interests	(28.1)	178.1	(116)%
Net (loss) income available to common stockholders	(34.2)	178.1	(119)%
Adjusted net income available to common stockholders	69.2	50.9	36%
Adjusted EBITDA	132.6	104.9	26%
Diluted (loss) earnings per share available to common stockholders	$(0.28)	$1.60	(118)%
Diluted adjusted earnings per share available to common stockholders	$0.57	$0.46	24%
Effective tax rate	24.8%	16.9%	790	bps

Total GTV	$1,899.2	$1,439.1	32%
Service GTV	1,730.4	1,290.0	34%
Total service revenue take rate	18.1%	17.0%	110	bps
Inventory GTV	168.8	149.0	13%

Inventory return	$17.3	$17.4	(1)%
Inventory rate	10.2%	11.7%	(150)	bps

The following table presents the selected results of RBA and IAA.

	Three months ended March 31, 2023
(in U.S. dollars in millions)	RBA	IAA *	Total
Commissions	$118.0	$12.5	$130.6
Buyer fees	87.4	53.3	140.7
Marketplace services revenue	71.0	1.3	72.3
Total service revenue	276.4	67.1	343.6
Inventory sales revenue	156.0	12.8	168.8
Total revenue	$432.4	$79.9	$512.4

Service GTV	$1,428.4	$302.0	$1,730.4
Inventory GTV	156.0	12.8	168.8
Total GTV	1,584.4	314.8	1,899.2

Total service revenue take rate	17.4%	21.3%	18.1%
Inventory return	15.7	1.6	17.3
Inventory rate	10.1%	12.5%	10.2%

* Includes financial results of IAA in our consolidated financial statements during the three month period ending March 31, 2023 for a 11-day period since its acquisition on March 20, 2023.

Ritchie Bros.	43

Total GTV

Total GTV increased 32% to $1.9 billion in the first quarter of 2023 and increased 34% when excluding the impact of foreign exchange.

In the first quarter of 2023, GTV increased year-over year primarily from the inclusion of $314.8 million GTV from IAA for the 11-day period since its acquisition on March 20, 2023. Excluding IAA, our GTV increased 10% year-over-year driven by a continued rebound in lot volumes partially offset by an unfavourable impact of foreign exchange and lower average selling prices. In the United States, GTV volume increased primarily from the inclusion of IAA as well as from much higher volume driven by a strong execution by our strategic accounts team. In Canada, GTV volume decreased driven by softer year-over-year performances from the non-repeat of certain agricultural events and lower volume from our strategic accounts, coupled with the impact of unfavourable foreign exchange, partially offset by the inclusion of IAA. In International, the decrease in GTV volume was mainly driven by higher exports to North America, a non-repeat of an event in Australia and from the impact of unfavourable foreign exchange, partially offset by the inclusion of IAA.

Total Revenue

Total revenue increased 30% to $512.4 million in the first quarter of 2023, with total service revenue increasing by 40% and inventory sales revenue increasing by 13%. These increases were partly driven by the inclusion of IAA which contributed approximately $80.0 million to revenues in the first quarter of 2023 post-acquisition.

Commissions include revenue earned from consignors or sellers from the sale of assets from straight, fixed or guarantee commission contracts. Buyer fees include buyer fees earned from the sale of inventory or consigned equipment. Marketplace services revenue includes fees earned from value-added services provided to customers such as refurbishment, parts, data, transportation and logistics, inspection, appraisal online listing, financing and title and liens processing.

Foreign currency fluctuation also had an unfavourable impact on our revenue primarily due to the depreciation of the Australian dollar, Canadian dollar, British pound sterling, and the Euro relative to the U.S. dollar.

Service Revenue

Service revenue is comprised of commissions that are earned on Service GTV, buyer fees which are earned on total GTV, as well as revenues earned from our marketplace services. In the first quarter of 2023, Service GTV increased 34% to $1.7 billion benefiting mostly in the United States from the inclusion of IAA.

In the first quarter of 2023, total service revenue increased 40%, in line with higher Service GTV, with buyer fees increasing 86%, marketplace services revenue increasing 37%, and commissions increasing 12%.

Buyer fees increased 86% primarily as a result of the inclusion of IAA. We also saw higher buyer fees from minimum buyer fee rate increases implemented in early 2023, excluding IAA.

Marketplace services revenue increased 37% mainly driven from higher fees from increased activity in our ancillary services primarily in the United States, in line with the increase in GTV volume. In addition, we saw higher marketplace services revenue on transportation services from the acquisition of VeriTread in the beginning of 2023, as well as higher revenues from the growth in our data services in Rouse and in our parts services in SmartEquip. Excluding IAA, we also saw higher document fees earned from increases in document fee rates implemented in early 2023, as well as from the harmonization of document fee rates in our online marketplaces.

Commissions revenue increased 12%, less than the 34% increase in Service GTV, mainly driven by the inclusion of IAA as IAA earns lower commission rates on Service GTV through its fixed fee commission contracts with its consignors. In addition, we saw lower straight commission rate performances in the United States attributable to higher volumes sold by our strategic accounts teams.

Inventory Sales Revenue

Inventory sales revenue as a percentage of total GTV decreased to 8.9% from 10.4% in the first quarter of 2023.

Ritchie Bros.	44

In the first quarter of 2023, inventory sales revenue increased 13% mainly due to the inclusion of IAA. We also saw higher inventory sales revenue in the United States as a result of a higher mix of inventory packages sourced from our strategic accounts team. These increases were partially offset by the non-repeat of a large inventory package dispersal of construction equipment. In International, we benefited from improved market conditions and the lifting of border restrictions post COVID-19 in the prior period, resulting in a softer year-over-year performance in the current quarter.

Costs of Services

In the first quarter of 2023, costs of services increased 96% to $76.4 million, mainly due to the inclusion of IAA for the 11-day period since its acquisition. Cost of services for IAA include direct expenses at auction yards which conduct regular weekly events, and includes employee compensation expenses, building and facility costs including operating lease costs for auction sites, as well as title, search and towing in providing services to buyers. We also saw higher costs from our ancillary services, in line with higher ancillary revenue, as well as higher employee compensation expenses from an increase in temporary contractors to support higher inspection activity, in line with GTV and lot count growth, mainly in the United States.

Cost of Inventory Sold

In the first quarter of 2023, cost of inventory sold increased 15% to $151.5 million primarily in line with a 13% increase in inventory sales revenue. Cost of inventory sold increased at a higher rate than the increase in inventory sales revenue, as a result of softer performances on our inventory contracts, primarily in Canada, offset by higher inventory rates from IAA.

Selling, General and Administrative

In the first quarter of 2023, selling, general and administrative increased 17% to $148.2 million, driven by higher travel, advertising and promotion costs from increased activity in global travel, particularly within the sales group. We also saw higher meetings and conferences costs incurred to facilitate meetings with customers and attend certain conferences and tradeshow events, as well as higher marketing costs to promote new sales initiatives. Wages, salaries and benefit expenses also increased, driven by an increase in headcount to accelerate our sales growth initiatives. Building, facilities and technology costs increased mainly due to the amortization of the right-of-use asset of the Bolton property from the sale and lease back arrangement completed near the end of the first quarter of 2022, and higher technology costs as we continue to shift to cloud-based solutions to improve customer experiences. In addition, selling, general and administrative expenses also increased in the period partly driven by the inclusion of expenses from IAA. These increases were partially offset by a favourable impact of foreign exchange.

Acquisition-related and Integration Costs

In the first quarter of 2023, acquisition-related and integration costs increased 1,215% to $116.6 million given the significant financing, legal, investment banking, advisory, and consulting costs incurred to complete the acquisition of IAA on March 20, 2023. In connection with the close of the acquisition of IAA, we also incurred higher severance costs to certain key executives of IAA and higher share-based payments expense due to the acceleration of their share-based payment awards.

Operating (Loss) Income

For the first quarter of 2023, operating (loss) income decreased 111% or $257.8 million to a loss of $24.9 million, primarily driven by the $169.1 million gain recognized on the sale of our Bolton property in the first quarter of 2022 that did not recur in the current period, the increase of $116.6 million in acquisition-related and integration costs to complete the acquisition of IAA as discussed above, and higher cost of services and SG&A. These decreases were partially offset by higher flow through of revenue.

Income Tax Expense and Effective Tax Rate

At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The estimate reflects, among other items, management’s best estimate of operating results. It does not include the estimated impact of foreign exchange rates or unusual or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

For the first quarter of 2023, income tax expense decreased by 126% to $9.3 million tax benefit and our effective tax rate increased 780 bps to 24.8% as compared to the first quarter of 2022.

Ritchie Bros.	45

The increase in the effective tax rate for the first quarter of 2023 was primarily due to a higher tax deduction for PSU and RSU share unit expenses that exceeded the related compensation expense, a benefit on the revaluation of opening deferred liabilities and a benefit related to Foreign-Derived Intangible Income that increased our income tax benefit.

Partially offsetting these increases were a higher estimate of non-deductible expenses and the non-recurrence of the non-taxable gain portion on the sale of a parcel of land including all buildings in Bolton, Ontario in 2022.

Net (Loss) Income

In the first quarter of 2023, net (loss) income attributable to controlling interests decreased 116% to a loss of $28.2 million driven by a decrease in operating income to an operating loss in the current period, higher interest expense from a rise in interest rates and higher debt to fund the acquisition of IAA. This decrease in net income was partially offset by an income tax benefit due to a higher effective tax rate, as discussed above.

Diluted (Loss) EPS

Diluted (loss) EPS available to common stockholders decreased 118% to $0.28 loss per share for the first quarter of 2023 compared to $1.60 earnings per share in the first quarter of 2022. The decrease was primarily due to a decrease in net income as described above and the increase in number of shares issued for the acquisition of IAA.

In addition, in February 2023, we issued $485.0 million of Series A Senior Preferred Shares and $15.0 million of common shares to Starboard. The preferred equity is considered a participating security, and as a result, beginning in the first quarter of 2023, the Company calculated Diluted EPS using the two-class method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares to common shares, as well as the effect of any shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive. Under this method, earnings are allocated to holders of common stock and preferred stock based on dividends declared and their respective participation rights in undistributed earnings. During the first quarter of 2023, as a result, our net income available to common stockholders decreased, which further contributed to the decrease in Diluted EPS.

Ritchie Bros.	46

U.S. Dollar Exchange Rate Comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
			2023 over
Value of one local currency to U.S. dollar	2023	2022	2022
Period-end exchange rate – March 31,
Canadian dollar	0.7410	0.7994	(7)%
Euro	1.0881	1.1074	(2)%
British pound sterling	1.2343	1.3148	(6)%
Australian dollar	0.6684	0.7491	(11)%

Average exchange rate – Three months ended March 31,
Canadian dollar	0.7397	0.7892	(6)%
Euro	1.0732	1.1225	(4)%
British pound sterling	1.2146	1.3421	(10)%
Australian dollar	0.6841	0.7236	(5)%

For the first quarter of 2023, foreign exchange had an unfavourable impact on total revenue and a favourable impact on expenses. These impacts were primarily due to the fluctuations in the Canadian dollar, the Euro, British pound sterling, and Australian dollar exchange rates relative to the U.S. dollar.

Ritchie Bros.	47

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

Total service revenue take rate: Total service revenue divided by total GTV

Inventory return: Inventory sales revenue less cost of inventory sold.

Inventory rate: Inventory return divided by inventory sales revenue.

Total lots sold: A single asset to be sold, or a group of assets bundled for sale as one unit. Low value assets are sometimes bundled into a single lot, collectively referred to as “small value lots”.

Historically, we reported total lots sold excluding our GovPlanet business metrics. However, beginning in the first quarter of 2023, with the change in management organizational structure and the acquisition of IAA, management has begun to review all auction metrics of the combined businesses, including GovPlanet. In addition, historically, the total bids per lot sold metric was used by management as a key metric. Beginning in the first quarter of 2023, the metric was discontinued as it is no longer considered meaningful when reviewing the auction metrics of the combined business and of our one reportable segment.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.

Adjusted operating income increased 27% to $112.4 million in the first quarter of 2023.

Adjusted net income available to common stockholders increased 36% to $69.2 million in the first quarter of 2023.

Diluted adjusted EPS available to common stockholders increased 24% to $0.57 per share in the first quarter of 2023.

Adjusted EBITDA increased 26% to $132.6 million in the first quarter of 2023.

Ritchie Bros.	48

Gross Transaction Value

We believe it is meaningful to consider revenue in relation to GTV. Total GTV and revenue by geography are presented below, along with comparative periods.

GTV by Geography

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Total GTV by Geography
United States	$1,400.9	$919.8	52%
Canada	291.9	309.8	(6)%
International	206.4	209.5	(1)%
Total GTV	$1,899.2	$1,439.1	32%

Service GTV by Geography
United States	$1,297.9	$831.1	56%
Canada	277.6	300.7	(8)%
International	154.9	158.2	(2)%
Total Service GTV[1]	$1,730.4	$1,290.0	34%

1 Service GTV is calculated as total GTV less inventory sales revenue

Revenue by Geography

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
United States
Service revenue	$257.2	$159.4	61%
Inventory sales revenue	103.0	88.7	16%
Total revenue – United States	360.2	248.1	45%
Canada
Service revenue	53.9	56.1	(4)%
Inventory sales revenue	14.4	9.1	58%
Total revenue – Canada	68.3	65.2	5%
International
Service revenue	32.5	29.4	11%
Inventory sales revenue	51.4	51.2	0%
Total revenue – International	83.9	80.6	4%
Total
Service revenue	343.6	244.9	40%
Inventory sales revenue	168.8	149.0	13%
Total revenue	$512.4	$393.9	30%

United States

In the first quarter of 2023, service revenue increased 61%, partially due to the 56% increase in Service GTV, which reflects the inclusion of IAA, as well as much higher volume driven by a strong execution by our strategic accounts team. Excluding IAA, we also saw higher buyer fees driven by higher minimum buyer fee rates implemented in early 2023 for sales of commercial and transportation equipment. Marketplace service revenue increased due to increased activity in our ancillary services, in line with increase in GTV volume. Excluding IAA, we also saw higher document fees from increases in document fees implemented in early 2023 and the harmonization of document fees in our online marketplaces implemented in Q4 2022. In addition, marketplace services revenue also increased due to the inclusion of the acquisition of VeriTread from its acquisition in the beginning of 2023, and revenue growth from our data services in Rouse and parts services in SmartEquip. These increases were partially offset by a softer straight commission rate performance due to a higher proportion of GTV sourced from our strategic accounts. In addition, we saw softer guarantee rate performance from the non-repeat of several high performing guarantee contracts.

In the first quarter of 2023, inventory sales revenue increased 16% primarily driven by a higher volume of inventory contracts sourced from our strategic accounts group, partially offset by the non-repeat of a large inventory package dispersal of construction equipment.

Ritchie Bros.	49

Canada

In the first quarter of 2023, service revenue decreased 4% while Service GTV decreased 8%. Service revenue decreased at a slower rate than Service GTV primarily due to stronger straight commission rate performances from a lower mix of agriculture sales due to the non-repeat of certain agricultural events, as well as the inclusion of IAA, partially offset by softer performances on our guarantee contracts.

In the first quarter of 2023, inventory sales revenue increased 58% primarily due to favourable year-over-year performances in our Eastern Canada region.

International

In the first quarter of 2023, service revenue increased 11% while Service GTV decreased 2%. The increase in service revenue was primarily due to higher marketplace services revenue from increased activity from our ancillary services, as well as higher buyer fees from higher minimum buyer fee rates implemented in early 2023 for sales of commercial and transportation equipment, as well as due to the inclusion of IAA.

In the first quarter of 2023, inventory sales revenue remained flat. We saw softer year-over-year performances as in the prior period, we benefited from increased inventory sales revenue from improved market conditions and the lifting of border restrictions post COVID-19, including the non-repeat of an event in Australia, offset by the inclusion of inventory revenue from IAA.

GTV by Sector

The following table illustrates the breakdown of total GTV by sector for the first quarter of 2023 compared to the first quarter of 2022.

The automotive sector includes all consumer automotive vehicles. The commercial construction and transportation sector includes heavy equipment such as excavators, dozers, lift and material handling, vocational and commercial trucks and trailers. The other sector primarily includes assets and equipment sold in the agricultural, forestry and energy industries, and government surplus assets, as well as smaller consumer recreational transportation items. All sectors include salvage and non-salvage transactions.

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Automotive	$331.7	$39.2	746%
Commercial construction and transportation	1,190.0	1,026.2	16%
Other	377.5	373.7	1%
	$1,899.2	$1,439.1	32%

In the first quarter of 2023, total GTV mix compared to the first quarter of 2022 increased by 750% in the automotive sector, mainly due to the inclusion of IAA. GTV mix increased by 16% in the commercial construction and transportation sector mainly in the United States driven by volume sourced in strategic accounts.

Total Lots Sold by Sector

The following table illustrates the breakdown of total lots sold by sector for the first quarter of 2023 compared to the first quarter of 2022.

	Three months ended March 31,
			% Change
(in '000's of lots sold, except percentages)	2023	2022	2023 over 2022
Automotive	87.5	4.1	2,034%
Commercial construction and transportation	56.6	39.2	44%
Other	105.2	84.0	25%
	249.3	127.3	96%

In the first quarter of 2023, the total lots sold mix compared to the first quarter of 2022 increased by 2,053% in the automotive sector due to the inclusion of lots sold from IAA. Total lots sold mix increased in the commercial construction and transportation sector by 44% and increased by 26% in the other assets sector, primarily in the United States, driven by an increase in lot counts sold.

Ritchie Bros.	50

Credit Facilities

We have a credit agreement which is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”), and the Term Loan A facility (the “TLA Facility” and together with the Revolving Facilities and DDTL Facility, the “Facilities”).

In connection with the IAA acquisition, the Company entered into a debt commitment letter with certain financial institutions that committed to provide, subject to the terms and conditions, a bridge loan facility in an aggregate principal amount of up to $2.8 billion and a backstop revolving facility in an aggregate principal amount of up to $750.0 million. The Company subsequently amended the terms of its Credit Agreement which, among other things, permitted the acquisition of IAA and served to terminate the backstop commitments (including the revolving backstop facility and $88.9 million of bridge commitments that served as a backstop for its existing term loans under the credit agreement) and replaced an additional $1.8 billion of bridge commitments with the TLA Facility.

The Credit Agreement was amended in December 2022, which, among other things, (i) permitted the proposed merger with IAA, (ii) provided commitments for the TLA Facility in an aggregate principal amount of up to $1.8 billion to be used to finance, in part, the IAA acquisition, and (iii) provided the Company the ability to borrow up to $200.0 million of the Revolving Facilities under the Credit Agreement on a limited conditionality basis to finance, in part, the IAA acquisition.

On March 20, 2023, with the acquisition of IAA, the TLA Facility of $1.8 billion was funded at an adjusted term SOFR of 7.54%. The TLA Facility is comprised of a facility denominated in US dollars (“USD TLA Facility”) and a facility denominated in Canadian dollars (“CAD TLA Facility”). The Company’s existing DDTL Facility of CAD $115.9 million was refinanced and converted to the CAD TLA Facility, an alternative currency term rate loan.

Credit facilities at March 31, 2023 and December 31, 2022 were as follows:

(in U.S. dollars in millions, except percentages)	March 31, 2023	December 31, 2022	% Change
Committed
DDTL Facility	$—	$85.5	(100)%
Term Loan A Facility (denominated in Canadian dollars)	84.8	—	100%
Term Loan A Facility (denominated in US dollars)	1,825.0	—	100%
Revolving credit facilities	750.0	750.0	—%
Uncommitted
Revolving credit facilities	10.0	10.0	—%
Total credit facilities	$2,669.8	$845.5	216%
Unused
Revolving credit facilities	709.4	709.8	(0)%
Total credit facilities unused	$709.4	$709.8	(0)%

Revolving Credit Facilities

At March 31, 2023, of the $760.0 million in revolving credit facilities, $750.0 million relates to our syndicated credit facility and $10.0 million relates to credit facilities in certain foreign jurisdictions.

On March 31, 2023, we had $719.4 million of unused revolving credit facilities, which consisted of:

●	$709.4 million under our Credit Agreement that expires on September 21, 2026;

●	$5.0 million under a foreign credit facility that expires on October 27, 2023; and

●	$5.0 million under a foreign demand credit facility that has no maturity date.

Ritchie Bros.	51

Term Loan Facility

The amendment to the Credit Agreement made in September 2021 (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1.045 billion, including $295.0 million of commitments under the DDTL Facility, (iii) reduced the applicable margin for base rate loans and LIBOR loans at each pricing tier level, (iv) reduced the applicable percentage per annum used to calculate the commitment fee in respect of the unused commitments under the Facilities at each pricing tier level, and (v) included customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. Under the terms of the September 2021 amendment, mandatory principal repayments began in the third quarter of 2022 and were subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable at maturity. The remaining $205.0 million commitment under the DDTL Facility was not drawn and accordingly expired on June 28, 2022. We did not make any voluntary prepayments to our drawn DDTL in 2022.

On March 20, 2023, under the terms of the December 2022 amendment to the Credit Agreement, with the close of the acquisition of IAA, certain amended terms became effective. Specifically, the Credit Agreement amendment (i) increased the total size of the Facilities provided under the Credit Agreement to up to $2.7 billion, including $1.9 billion of commitments under the TLA Facility, (ii) increased the appropriate margin for base rate loans, and SOFR loans at each pricing tier level, (iii) and increased the applicable percentage per annum used to calculate the various fees such as the commitment fees and letter of credit fees under the Facilities at each pricing tier level. In addition, on March 20, 2023, the Company converted its existing CAD DDTL Facility into the CAD TLA Facility, which continues to be subject to an annual amortization rate of 5% payable in quarterly installments, with the balance also payable at maturity. Under the amended terms, mandatory principal repayments on the USD TLA Facility begin in the second quarter of 2023 and are subject to quarterly instalments of 1.25% of the $1.8 billion principal amount outstanding with the balance payable at maturity.

Senior Secured and Unsecured Notes

At December 31, 2022, we had senior unsecured notes (the “2016 Notes”) outstanding that were to expire on January 15, 2025 for an aggregate principal amount of $500.0 million, bearing an interest rate of 5.375% per annum. The proceeds of the offering of the 2016 Notes were used to finance the IronPlanet acquisition. The 2016 Notes were redeemed on March 20, 2023 at 100.0% of the original offering price of the notes, plus accrued and unpaid interest. The Company expensed the unamortized debt issue costs of $3.3 million in interest expense in the consolidated income statement during the first quarter of 2023.

On March 15, 2023, to finance the acquisition of IAA, we completed the offering of two series of senior notes: (i) $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (together the “2023 Notes”).

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

Debt Covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2023.

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

Ritchie Bros.	52

Liquidity and Capital Resources

On March 20, 2023, the Company closed the acquisition of IAA for a total fair value of consideration transferred of $6.6 billion. This included cash consideration of $1.7 billion and repayment of approximately $1.2 billion of IAA’s debt which was not legally assumed as part of the transaction, which was funded through a combination of cash from our balance sheet, proceeds of $1.8 billion from the TLA Facility and proceeds from the completed offering of the 2023 Notes. As we repaid IAA’s net debt at acquisition, which included all borrowings under its existing credit agreement and senior notes, IAA was acquired debt-free. During the first quarter of 2023, we also completed the acquisition of VeriTread and paid $28.2 million cash consideration.

On February 1, 2023, the Company issued $485.0 million Series A Senior Preferred Shares, a participating security, convertible into common shares at a price of $73.00 per share and $15.0 million of common shares to Starboard.

In addition, the Company redeemed our 2016 Notes of $500.0 million principal at 100% of its original offering price, plus accrued and unpaid interest at the closing of the IAA acquisition.

Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to preferred equity holders, (ii) settlement of contracts with consignors and other suppliers, (iii) personnel expenditures, with a majority of bonuses paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments on short-term debt and long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, and (vii) other capital expenditures and working capital needs.

We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. Our long-term cash requirements include:

●	Debt principal repayments of $3.3 billion, of which $119.6 million is due within one year, as well as associated interest payments of $242.3 million due within one year. For more information on our debt, including long-term debt principal repayments listed according to maturity, see Note 18 in our consolidated financial statements.
●	Operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. For more information on our leases, see Note 22 in our consolidated financial statements. Our payment obligations on our lease obligations increased during the quarter as a result of the inclusion of IAA, as IAA leases most of its auction sites and properties.

Cash provided by operating activities can fluctuate significantly from period to period. We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $719.4 million, is sufficient to fund our current and planned operating activities.

Most of the financial institutions IAA utilizes place a temporary hold on the availability of funds deposited for up to two business days, resulting in the deposited cash being unavailable for use until the temporary hold is lifted. These are considered outstanding checks, or book overdrafts, to sellers and vendors. As a portion of these outstanding checks for operations are drawn upon bank accounts at financial institutions other than the financial institutions that hold the deposited cash, we are unable to offset all the cash and the outstanding checks on our consolidated balance sheet at any given time. Book overdrafts are recognized on our consolidated balance sheet within trade and other liabilities.

If we were to consider further acquisitions to deliver on our strategic growth drivers, we may seek financing through equity markets or additional debt markets. The issuance of additional equity securities may result in dilution to our shareholders. Issuance of preferred equity securities could provide for rights, preferences or privileges senior to those of our common stock. Further, this additional capital may not be available on reasonable terms, or at all.

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

Ritchie Bros.	53

Cash Flows

	Three months ended March 31,
			% Change

(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Cash provided by (used in):
Operating activities	$(57.3)	$185.1	(131)%
Investing activities	(2,823.0)	154.9	(1,922)%
Financing activities	2,958.5	(180.3)	(1,741)%
Effect of changes in foreign currency rates	2.9	7.8	(63)%
Net increase in cash, cash equivalents, and restricted cash	$81.1	$167.6	(52)%

Net cash used in operating activities was $57.3 million in the first three months of 2023 as compared to net cash provided by operating activities of $185.1 million in the first three months of 2022. Net cash used in operating activities increased $235.2 million mainly due to a net cash outflow from the change in operating assets and liabilities. This change was mainly driven by the timing, size, and number of auctions, and higher income tax payments made in the current quarter as a result of timing of instalments and the payment of taxes owed for the taxable gain portion on the sale of the Bolton property. We also saw net higher outflows for inventory purchases relating to some significant inventory contracts purchased during the quarter, a non-repeat of interest prepayments in the prior year quarter relating to senior notes issued in 2021 and the timing of payments for inventory purchases. With the inclusion of IAA from March 20, 2023, the increase in prepaid consigned vehicle charges also contributed to cash outflows in the period. The above increases were partially offset by the timing of payments for third party charges and the timing of employee compensation payments.

Net cash used in investing activities was $2.8 billion in the first three months of 2023 as compared to net cash provided by investing activities of $154.9 million in the first three months of 2022. Net cash used in investing activities increased $2.8 billion primarily due to approximately $2.8 billion cash outflow in the current quarter for the acquisitions of IAA and VeriTread, compared to minimal cash outflows in the first quarter of 2021 relating to acquisition activities. Further increases in outflows relate to the non-repeat of proceeds received for the sale of the Bolton property in the first quarter of 2022 of $165.0 million and increases in property, plant and equipment purchases of $21.5 million and intangible asset additions of $9.2 million, as compared to the same quarter in the prior year.

Net cash provided by financing activities was $3.0 billion in the first three months of 2023, as compared to net cash used in financing activities of $180.3 million in the first three months of 2022. Net cash provided by financing activities increased $3.1 billion. In the first quarter of 2023, we raised financing through the new TLA Facility for $1.8 billion and the issuances of the 2023 Notes to fund the IAA acquisition. Additionally, we received net proceeds of $496.9 million in the current quarter from the issuance of $485.0 million of participating Series A Senior Preferred Shares and $15.0 million of common stock, net of issuance costs. These increases were partially offset by the redemption of our 2016 Notes on March 20, 2023, as compared to $164.0 million debt repayment made in the prior year quarter on our long-term revolving credit facilities, as well as higher dividends paid this quarter as a result of a special dividend that was paid out on March 28, 2023, and preferential dividends paid out on March 15, 2023 on a pro-rated basis (refer to “Dividend Information”). In addition, we also incurred $40.4 million of debt issuance costs in the current quarter relating to the TLA Facility and the 2023 Notes, compared to $2.3 million in the prior year quarter.

Dividend Information

We declared a dividend of $0.25 per common share for the quarter ended March 31, 2022. We declared a dividend of $0.27 per common share for each of the quarters ended June 30, 2022, September 30, 2022, and December 31, 2022. On March 7, 2023, we declared a special cash dividend of $1.08 per share, contingent on the closing of the acquisition of IAA, payable to stockholders of record at the close of business on March 17, 2023, excluding holders of Series A Preferred Shares (the “Special Dividend”). The Special Dividend was paid in cash on March 28, 2023 following the acquisition of IAA. We also recorded Preferential Dividends of $4.3 million to the holders of the Series A Senior Preferred, of which $3.1 million was paid on March 15, 2023 and $1.2 million was accrued and unpaid at March 31, 2023, and Participating Dividends of $1.8 million on March 3, 2023. We have declared, but not yet paid, a dividend of $0.27 per common share for the quarter ended March 31, 2023. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Ritchie Bros.	54

Debt over Net Income

Debt at the end of the first quarter of 2023 represented 28.6 times net income at and for the twelve months ended March 31, 2023, compared to debt at the first quarter of 2022, which represented 5.3 times net income at and for the twelve months ended March 31, 2022. The increase in this debt/net income multiplier was primarily due to higher debt related to the IAA acquisition, plus the inclusion of only 11 days of IAA’s net income for the twelve months ended March 31, 2023. Additionally, acquisition costs in the twelve months ended March 31, 2023 were $116.9 million higher and the (loss) gain on disposition of property, plant and equipment was $174.1 million lower than the twelve months ended March 31, 2022. The adjusted net debt/adjusted EBITDA was 5.4 times at and for the twelve months ended March 31, 2023, compared to 0.5 times at and for the twelve months ended March 31, 2022. The increase in this debt/net income multiplier was primarily due to higher debt from the IAA acquisition, plus the inclusion of only 11 days of IAA’s adjusted EBITDA for the twelve months ended March 31, 2023.

Return on Average Invested Capital

During the quarter ended September 30, 2022, we updated our calculation of return on average invested capital (“ROIC”) and adjusted ROIC. Refer to the non-GAAP measures section below, specifically our Adjusted Return and Adjusted ROIC Reconciliation, for further information.

ROIC decreased 1,240 bps to 2.6% for the twelve month period ended March 31, 2023 from 15.0% for the twelve month period ended March 31, 2022. This decrease is primarily due to an increase in the denominator mainly from the issuance of 70.3 million shares of the Company’s common stock for the acquisition of IAA and the issuance of the Series A Senior Preferred Shares in the current quarter and a decrease in net income driven by acquisition and integration costs incurred for the IAA and VeriTread acquisitions, as well as the non-repeat gain from the sale of the Bolton property in the first quarter of 2022. Adjusted return on average invested capital decreased 900 bps to 5.9% during the twelve months ended March 31, 2023 compared to 14.9% in 2022, primarily due to the changes in the denominator as discussed above, partially offset by a higher adjusted return as a result of higher adjusted net income available to common stockholders.

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience and related circumstances. At March 31, 2023, there were no material changes in our critical accounting policies, other than as described in Note 2(b) of the interim consolidated financial statements, and there were no material changes in judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, other than as described below.

For a discussion of our new accounting standards, refer to Note 3 Significant Judgements, Estimates and Assumptions.

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

Adjusted Operating Income Reconciliation

We believe that adjusted operating income provides useful information about the growth or decline of our operating (loss) income for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Adjusted operating income enhances our ability to evaluate and understand ongoing operations, underlying business profitability, and facilitate the allocation of resources.

Adjusted operating income eliminates the financial impact of adjusting items from operating (loss) income, which are significant items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, management reorganization costs, and certain other items, which we refer to as “adjusting items”.

The following table reconciles adjusted operating income to operating (loss) income, which is the most directly comparable GAAP measure in our consolidated financial statements.

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Operating (loss) income	$(24.9)	$232.7	(111)%
Share-based payments expense	6.7	5.4	24%
Acquisition-related and integration costs	126.2	9.6	1,215%
Amortization of acquired intangible assets	16.6	8.5	95%
Loss (gain) on disposition of property, plant and equipment and related costs	0.0	(169.8)	(100)%
Prepaid consigned vehicles charges	(12.4)	—	(100)%
Other advisory, legal and restructuring costs	0.2	2.3	(91)%
Adjusted operating income	$112.4	$88.7	27%
(1)	Please refer to pages 62-64 for a summary of adjusting items during the three months ended March 31, 2023 and March 31, 2022.
(2)	Adjusted operating income represents operating (loss) income excluding the effects of adjusting items.

Ritchie Bros.	56

Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders Reconciliation

We believe that adjusted net (loss) income available to common stockholders provides useful information about the growth or decline of our net (loss) income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net (loss) income available to common stockholders that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, management reorganization costs, and certain other items, which we refer to as “adjusting items”.

On February 1, 2023, we sold $485.0 million of participating Series A Senior Preferred Shares, convertible into common shares of the Company at an initial conversion price of $73.00 per share, and $15.0 million of common shares of the Company. The preferred equity is considered a participating security, and as a result, beginning in the first quarter of 2023, the Company calculated Diluted EPS using the two-class method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares to common shares as well as the effect of any shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive. Under this method, earnings are allocated to holders of common stock and preferred stock based on dividends declared and their respective participation rights in undistributed earnings. During the first quarter of 2023, as a result, our net income available to common stockholders decreased, which further contributed to the decrease in Diluted EPS.

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net (loss) income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements.

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2023	2022	2023 over 2022
Net (loss) income available to common stockholders	$(34.2)	$178.1	(119)%
Share-based payments expense	6.7	5.4	24%
Acquisition-related and integration costs	126.2	9.6	1,215%
Amortization of acquired intangible assets	16.6	8.5	95%
Loss (gain) on disposition of property, plant and equipment and related costs	0.0	(169.8)	(100)%
Gain on remeasurement of previously held interest in VeriTread	(1.4)	—	(100)%
Prepaid consigned vehicles charges	(12.4)	—	(100)%
Loss on redemption of the 2016 Notes	3.3	—	100%
Change in fair value of derivatives	—	(1.3)	(100)%
Other advisory, legal and restructuring costs	0.2	2.3	(91)%
Related tax effects of the above	(33.6)	18.1	(286)%
Remeasurement of deferred tax in connection with business combination	(1.5)	—	(100)%
Related allocation of the above to participating securities	(0.7)	—	(100)%
Adjusted net income available to common stockholders	$69.2	$50.9	36%
Weighted average number of dilutive shares outstanding	120,487,251	111,655,861	8%
Diluted (loss) earnings per share available to common stockholders	$(0.28)	$1.60	(118)%
Diluted adjusted earnings per share available to common stockholders	$0.57	$0.46	24%
(1)	Please refer to pages 62-64 for a summary of adjusting items during the three months ended March 31, 2023 and March 31, 2022.
(2)	Net (loss) income available to common stockholders is computed as: net (loss) income attributable to controlling interests less cumulative dividends on Series A Senior Preferred Shares and allocated earnings to participating securities.
(3)	Adjusted net income available to common stockholders represents net (loss) income available to common stockholders excluding the effects of adjusting items.
(4)	Diluted adjusted EPS available to common stockholders is calculated by dividing adjusted net income available to common stockholders by the weighted average number of dilutive shares outstanding, except that it is computed based upon the lower of the two-class method or the if-converted method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares, and the effect of shares issuable under the Company’s stock-based incentive plans if such effect is dilutive.

Ritchie Bros.	57

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

The following table reconciles adjusted EBITDA to net (loss) income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended March 31,
			% Change
			2023 over
(in U.S. dollars in millions, except percentages)	2023	2022	2022
Net (loss) income	$(28.2)	$178.1	(116)%
Add: depreciation and amortization	36.2	24.2	50%
Add: interest expense	20.9	20.7	1%
Less: interest income	(6.3)	(0.5)	1,160%
Add: income tax expense	(9.3)	36.2	(126)%
EBITDA	13.3	258.7	(95)%
Share-based payments expense	6.7	5.4	24%
Acquisition-related and integration costs	126.2	9.6	1,215%
Loss (gain) on disposition of property, plant and equipment and related costs	0.0	(169.8)	(100)%
Gain on remeasurement of previously held interest in VeriTread	(1.4)	—	(100)%
Prepaid consigned vehicles charges	(12.4)	—	(100)%
Change in fair value of derivatives	—	(1.3)	(100)%
Other advisory, legal and restructuring costs	0.2	2.3	(91)%
Adjusted EBITDA	$132.6	$104.9	26%
(1)	Please refer to pages 62-64 for a summary of adjusting items during the three months ended March 31, 2023 and March 31, 2022.
(2)	Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net (loss) income, as well as adding back share-based payments expense, acquisition-related and integration costs, loss (gain) on disposition of property, plant and equipment and related costs, gain on remeasurement of previously held interest in VeriTread, prepaid consigned vehicle charges, change in fair value of derivatives, other advisory, legal and restructuring costs, which include terminated and ongoing transaction costs, and excluding the effects of any other unusual adjusting items.

Ritchie Bros.	58

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

	At and for the twelve months ended March 31,
					% Change
(in U.S. dollars in millions, except percentages)	2023		2022		2023 over 2022
Short-term debt	$23.6		$22.1		7%
Long-term debt	3,220.4		1,582.0		104%
Debt	3,244.0		1,604.1		102%
Less: long-term debt in escrow	—		(939.8)		(100)%
Less: cash and cash equivalents	(568.3)		(440.1)		29%
Adjusted net debt	2,675.7		224.2		1,093%
Net income	$113.4		$301.8		(62)%
Add: depreciation and amortization	109.2		91.0		20%
Add: interest expense	58.1		48.7		19%
Less: interest income	(12.7)		(1.6)		694%
Add: income tax expense	40.7		81.2		(50)%
EBITDA	308.7		521.1		(41)%
Share-based payments expense	38.3		24.7		55%
Acquisition-related and integration costs	153.8		36.9		317%
Loss (gain) on disposition of property, plant and equipment and related costs	2.9		(171.2)		(102)%
Gain on remeasurement of previously held interest in VeriTread	(1.4)		—		(100)%
Prepaid consigned vehicles charges	(12.4)		—		(100)%
Other advisory, legal and restructuring costs	2.9		5.8		(50)%
Adjusted EBITDA	$492.8		$417.3		18%
Debt/net income	28.6	x	5.3	x	440%
Adjusted net debt/adjusted EBITDA	5.4	x	0.5	x	980%
(1)	Please refer to pages 62-64 for a summary of adjusting items during the trailing twelve months ended March 31, 2023 and March 31, 2022.
(2)	Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related and integration costs, loss (gain) on disposition of property, plant and equipment and related costs, gain on remeasurement of previously held interest in VeriTread, prepaid consigned vehicle charges, other advisory, legal and restructuring costs which includes terminated and ongoing transaction costs, and excluding the effects of any other unusual adjusting items.
(3)	Adjusted net debt is calculated by subtracting cash and cash equivalents from short and long-term debt and long-term debt in escrow.
(4)	Adjusted net debt/Adjusted EBITDA is calculated by dividing adjusted net debt by adjusted EBITDA.

Ritchie Bros.	59

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

The following table reconciles OFCF to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	Twelve months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Cash provided by operating activities	$221.3	$322.0	(31)%
Property, plant and equipment additions	53.5	10.3	419%
Intangible asset additions	49.1	32.7	50%
Proceeds on disposition of property plant and equipment	(2.3)	(166.5)	(99)%
Net capital spending	$100.3	$(123.5)	(181)%
OFCF	$121.0	$445.5	(73)%
(1)	OFCF is calculated by subtracting net capital spending from cash provided by operating activities.

Ritchie Bros.	60

Adjusted Return and Adjusted ROIC Reconciliation

We believe that comparing adjusted ROIC on a trailing twelve months basis for different financial periods provides useful information about the after-tax return generated by our investments. Adjusted ROIC is a measure used by management to determine how productively the Company uses its long-term capital to gauge investment decisions.

Previously, we calculated ROIC as net income available to common stockholders divided by average invested capital. During the quarter ended September 30, 2022, we updated our calculation of ROIC to better align to industry standards. ROIC is now calculated as reported return divided by average invested capital. Reported return is defined as net income available to common stockholders excluding the impact of net interest expense, tax effected at the Company’s adjusted annualized effective tax rate. We also updated the calculation of average invested capital to include average short-term debt and updated the calculation in the first quarter of 2023 to also include preferred equity.

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

Ritchie Bros.	61

The following table reconciles adjusted return and adjusted ROIC to net income available to common stockholders and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	At and for the twelve months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Net income (loss) attributable to controlling interests	$113.4	$301.8	(62)%
Add:
Interest expense	58.1	48.7	19%
Interest income	(12.7)	(1.6)	694%
Interest, net	45.4	47.1	(4)%
Tax on interest, net	(11.1)	(12.3)	(10)%
Reported return	$147.7	$336.6	(56)%

Add:
Share-based payments expense	38.3	24.7	55%
Acquisition-related and integration costs	153.8	36.9	317%
Amortization of acquired intangible assets	33.4	29.9	12%
Loss (gain) on disposition of property, plant and equipment and related costs	2.9	(171.2)	(102)%
Gain on remeasurement of previously held interest in VeriTread	(1.4)	—	(100)%
Prepaid consigned vehicles charges	(12.4)	—	(100)%
Other advisory, legal and restructuring costs	2.9	5.8	(50)%
Related tax effects of the above	(52.2)	3.2	(1,731)%
Remeasurement of deferred tax in connection with business combination	(1.5)	—	(100)%
Adjusted return	$311.5	$265.9	17%

Short-term debt - opening balance	$22.1	$25.9	(15)%
Short-term debt - ending balance	23.6	22.1	7%
Average short-term debt	22.9	24.0	(5)%
Long-term debt - opening balance	1,582.0	636.7	148%
Less: long-term debt in escrow	(939.8)	—	(100)%
Adjusted opening long-term debt	642.2	636.7	1%
Long-term debt - ending balance	3,220.4	1,582.0	104%
Less: long-term debt in escrow	—	(939.8)	(100)%
Adjusted ending long-term debt	3,220.4	642.2	401%
Average long-term debt	2,401.2	1,109.4	116%
Adjusted average long-term debt	1,931.3	639.5	202%
Preferred equity - opening balance	—	—	—%
Preferred equity - ending balance	482.0	—	100%
Average preferred equity	241.0	—	100%
Stockholders' equity - opening balance	1,225.0	1,005.5	22%
Stockholders' equity - ending balance	4,861.5	1,225.0	297%
Average stockholders' equity	3,043.3	1,115.3	173%
Average invested capital	$5,708.4	$2,248.7	154%
Adjusted average invested capital	$5,238.5	$1,778.8	194%

ROIC	2.6%	15.0%	(1,240)	bps
Adjusted ROIC	5.9%	14.9%	(900)	bps

(1)	Please refer to pages 62-64 for a summary of adjusting items during the trailing twelve months ended March 31, 2023 and March 31, 2022.
(2)	ROIC is calculated as reported return divided by average invested capital. We calculate average invested capital as the average short-term, long-term debt and average stockholders’ equity over a trailing twelve months period.
(3)	Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

Ritchie Bros.	62

Adjusting items during the trailing twelve months ended March 31, 2023 were:

Recognized in the first quarter of 2023

●	$6.7 million share-based payments expense.
●	$126.2 million of acquisition-related and integration costs primarily relating to the acquisition of IAA, which was completed on March 20, 2023. Acquisition-related and integration costs include financing, severance for certain IAA executives, related accelerated share-based payment expenses and other consulting, legal and other costs incurred to effect the acquisition or integration of the combined businesses.
●	$16.6 million amortization of acquired intangible assets, which includes $7.7 million of amortization relating to the acquired intangible assets from IAA for the 11-day period since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021 respectively.
●	$4.0 thousand loss on disposition of property, plant and equipment and related costs includes a $1.2 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, offset by $1.2 million gain related to a sale of a property located in Dubai, United Arab Emirates.
●	$1.4 million gain relating to the remeasurement of the Company’s previously held 11% interest in VeriTread, in connection with the acquisition of VeriTread in January 2023.
●	$12.4 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
●	$3.3 million loss on redemption of the 2016 Notes due to the difference between the reacquisition price of the 2016 Notes and the net carrying amount of the extinguishment debt (primarily unrecognized deferred debt issuance costs).
●	$0.2 million of legal and other consulting costs associated with our contestation of the assertion by the Canada Revenue Agency (“CRA”) that one of the Company’s Luxembourg subsidiaries was resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
●	$1.5 million from the remeasurement of the Company’s US opening deferred tax balances driven by a recalculation of a new U.S. tax rate for the Company following the acquisition of IAA.

Recognized in the fourth quarter of 2022

●	$9.1 million share-based payments expense.
●	$22.2 million of acquisition-related and integration costs primarily relating to the proposed acquisition of IAA, and the share-based continuing employment costs for the acquisitions of Rouse and SmartEquip.
●	$8.2 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$0.9 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, partially offset by $0.3 million gain on disposition of property, plant and equipment in the quarter.
●	$0.2 million of restructuring costs relating to retention costs in connection with the restructuring of our information technology team during the year.

Ritchie Bros.	63

Recognized in the third quarter of 2022

●	$8.8 million share-based payments expense.
●	$2.0 million of acquisition-related and integration costs primarily relating to the share-based continuing employment costs for the acquisitions of Rouse and SmartEquip.
●	$8.2 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$0.9 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, offset by $0.3 million gain on disposition of property, plant and equipment in the quarter.
●	$1.5 million of other advisory, legal and restructuring costs, which include $1.1 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team during the first quarter of 2022, driven by our strategy to build a new digital technology platform, and $0.1 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the second quarter of 2022

●	$13.6 million share-based payments expense.
●	$3.4 million of acquisition-related and integration costs related to the terminated acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$8.4 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$1.2 million gain on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.0 million gain on the Bolton property in the first quarter of 2022, and $0.1 million gain on disposition of property, plant and equipment in the quarter.
●	$9.7 million loss on redemption of the 2021 Notes and certain related interest expense includes (a) $4.8 million of loss on redemption of the 2021 Notes due to a difference between the reacquisition price of the 2021 Notes and the net carrying amount of the extinguished debt (primarily the write off of the unamortized debt issuance costs), (b) $0.7 million of deferred debt issuance costs written off due to the expiry of the undrawn $205.0 million DDTL Facility in the quarter, and (c) interest expense of $4.2 million incurred in the quarter relating to the 2021 Notes, which were redeemed as a result of the terminated Euro Auctions acquisition in April 2022.
●	$1.1 million of other advisory, legal and restructuring costs, which include $0.6 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, and $0.2 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Ritchie Bros.	64

Adjusting items during the trailing twelve months ended March 31, 2022 were:

Recognized in the first quarter of 2022

●	$5.4 million share-based payments expense.
●	$8.5 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$169.8 million gain recognized on the disposition of property, plant and equipment of which $169.1 million related to the sale of a property located in Bolton, Ontario.
●	$9.6 million of acquisition-related and integration costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$1.3 million gain due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.3 million of other advisory, legal and restructuring costs, which include $0.9 million related to severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, $0.5 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million of SOX remediation costs, and $0.6 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the fourth quarter of 2021

●	$6.2 million share-based payments expense.
●	$7.9 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$14.0 million of acquisition-related and integration costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$0.1 million gain recognized on the disposition of property, plant and equipment
●	$1.3 million loss due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.6 million of other advisory, legal and restructuring costs, which include $1.4 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.7 million of SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, and $0.5 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the third quarter of 2021

●	$5.6 million share-based payments expense.
●	$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$10.3 million of acquisition-related and integration costs related to the acquisitions of Rouse, and SmartEquip and proposed acquisition of Euro Auctions.
●	$1.1 million gain recognized on the sale of a property in Denver, Colorado.
●	$0.7 million of advisory, consulting and legal costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the third quarter of 2021.

Recognized in the second quarter of 2021

●	$7.5 million share-based payments expense.
●	$6.8 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$3.0 million of acquisition-related and integration costs related to the acquisition of Rouse.
●	$0.2 million gain recognized on the disposition of property, plant and equipment
●	$0.2 million of advisory, consulting and legal costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the second quarter of 2021.

Ritchie Bros.	65

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2023 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of March 31, 2023, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Other than related to the acquisition of IAA, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. We are currently in the process of integrating the IAA operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

Ritchie Bros.	66

PART II – OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:     RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

The following risk factors supplement the risk factors described in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and should be read in conjunction with the other risk factors presented in such Annual Report on Form 10-K (unless the context otherwise requires, references to “Ritchie Bros.”, the “Company”, “we”, “our” or “us” in such risk factors shall refer to the combined company).

Information in this section may include “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.

Risks Related to Our Recently Completed Acquisition of IAA

Combining the businesses of Ritchie Bros. and IAA may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the acquisition, which may adversely affect our business results and negatively affect the value of our common shares.

The success of our acquisition of IAA will depend on, among other things, our ability to realize the anticipated benefits and operational scale efficiencies from combining the business of IAA with the Ritchie Bros. business. This success will depend largely on our ability to successfully integrate the business of IAA. If we are not able to successfully integrate IAA’s business within the anticipated time frame, or at all, the anticipated operational scale efficiencies and other benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. An inability to realize the full extent of the anticipated benefits of the acquisition of IAA, as well as any delays encountered in the integration process, could have an adverse effect upon our revenue, level of expenses and operating results, which may adversely affect the value of our common shares.

Until the completion of the acquisition, Ritchie Bros. and IAA operated independently, and there can be no assurances that the two businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from integrating the companies to hiring suitable replacements. Moreover, the integration process could result in the loss of customers or other key business relationships, the disruption of our ongoing business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated, any of which may cause our business to suffer.

The challenges involved in this integration, which will be complex and time-consuming, include the following:

●	combining the companies’ businesses, operations and corporate functions;
●	meeting our capital requirements in a manner that permits us to achieve any revenue opportunities or operational scale efficiencies anticipated to result from the acquisition, the failure of which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;
●	integrating and retaining personnel;
●	integrating the companies’ technologies;
●	integrating and unifying the companies’ intellectual property;
●	integrating operating licenses across our network of physical properties;
●	identifying and eliminating redundant and underperforming functions and assets;

Ritchie Bros.	67

●	harmonizing our operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
●	maintaining existing agreements with customers, business partners, suppliers, landlords and vendors, avoiding delays in entering into new agreements with prospective customers, business partners, suppliers, landlords and vendors, and leveraging relationships with such third parties for our benefit;
●	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
●	consolidating our administrative and information technology infrastructure;
●	coordinating sales strategies and go-to-market efforts; and
●	coordinating geographically dispersed organizations.

In addition, at times, the attention of certain members of management and other key employees may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to us, which may disrupt our ongoing business.

We may be unable to realize the anticipated cost synergies and other opportunities expected from the acquisition of IAA, which could adversely affect our business, financial condition and results of operations.

The success of our acquisition of IAA will depend, in part, on our ability to realize the anticipated cost synergies from combining the respective businesses of the two companies. Our ability to achieve such anticipated cost synergies in the time frame expected, or at all, is subject to various assumptions, which may or may not prove to be accurate. In addition, we will incur restructuring and integration costs in connection with the acquisition, and the amount of such costs may exceed our expectations. Consequently, we may not be able to realize the net benefits of these cost synergies within the time frame expected or at all. In addition, we may incur additional or unexpected costs in order to realize these benefits. Failure to achieve cost synergies could significantly reduce the expected benefits associated with the acquisition of IAA.

The acquisition of IAA also is expected to create revenue, growth, operational enhancement, expansion and other opportunities for us, including, among others, through cross-selling opportunities, accelerated marketplace innovation, cross-utilization of yards, strengthening IAA’s catastrophic event response and insurance carrier relationships, growing services attachment rates, and/or acceleration of IAA’s international expansion. The identification and scope of these opportunities is based on various assumptions, which may or may not prove to be accurate. These opportunities may not arise as expected, or we may not be able to realize the anticipated benefits from these opportunities, from the sources or in the amount, manner or time frame expected, or at all. In addition, we may incur additional or unexpected costs in order to pursue and/or realize these opportunities. Failure to realize these opportunities could significantly reduce the expected benefits associated with the acquisition of IAA.

Certain contractual counterparties may seek to modify contractual relationships with us, which could have an adverse effect on the Company’s business and operations.

As a result of the acquisition of IAA, we may experience impacts on relationships with contractual counterparties (such as business partners, customers, vendors or other third party service providers) that may harm our business and results of operations. Certain counterparties may seek to terminate or modify contractual obligations following the acquisition whether or not contractual rights are triggered as a result of the acquisition. There can be no guarantee that our contractual counterparties will remain with or continue to have a relationship with Ritchie Bros. or IAA or do so on the same or similar contractual terms following the acquisition. If any contractual counterparties (such as business partners, vendors or other third party service providers) seek to terminate or modify contractual obligations or discontinue the relationship with us, our business and results of operations may be harmed.

Completion of the acquisition may trigger change in control, assignment or other provisions in certain agreements to which IAA is a party, which may have an adverse impact on the Company’s business and results of operations.

The completion of the acquisition may trigger change in control, assignment and other provisions in certain agreements to which IAA is a party. If we are unable to negotiate waivers of or consents under those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages or other remedies. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the combined company. Any of the foregoing or similar developments may have an adverse impact on our business, financial condition and results of operations, or our ability to successfully integrate IAA’s business.

Ritchie Bros.	68

We may be exposed to increased litigation, which could have an adverse effect on our business and operations.

We may be exposed to increased litigation from shareholders, customers, partners, suppliers, consumers and other third parties as a result of the acquisition of IAA. Such litigation may have an adverse impact on our business and results of operations and may cause disruptions to our operations.

We have incurred a substantial amount of debt to complete the acquisition of IAA, which could have a material adverse effect on our business, cash flows and financial condition.

We incurred significant debt to complete the acquisition of IAA, including $1.8 billion of borrowings under the Company’s Term Loan A Facility and the issuance of $550.0 million aggregate principal amount of 6.750% Senior Secured Notes due 2028 and $800.0 million aggregate principal amount of 7.750% Senior Notes due 2031. As of March 31, 2023, our Company and its subsidiaries, including IAA, had $3.2 billion of indebtedness, excluding $709.4 million of undrawn commitments under our revolving credit facility. Our ability to make payments on our debt, fund our other liquidity needs and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, de-lever in the time frame expected or at all, fund other liquidity needs and make planned capital expenditures. If our cash flows and capital resources are insufficient to fund debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness.

The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could:

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

We have incurred, and expect to continue to incur, costs in connection with integrating the operations, products and personnel of Ritchie Bros. with those of IAA, in addition to costs related directly to completing the acquisition. Additional unanticipated costs may be incurred as we continue to integrate the two businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, to the extent anticipated or at all. While we have assumed that certain expenses would be incurred in connection with the acquisition, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

The IRS may not agree that our Company should be treated as a foreign corporation for U.S. federal income tax purposes.

Under current U.S. federal income tax law, a corporation generally will be considered to be a U.S. corporation for U.S. federal income tax purposes only if it is created or organized in the U.S. or under the law of the U.S. or of any State or the District of Columbia. Accordingly, under generally applicable U.S. federal income tax rules, the Company, which is organized under the laws of Canada, generally would be classified as a foreign corporation. Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations promulgated thereunder, however, contain specific rules that may cause a foreign corporation to be

Ritchie Bros.	69

treated as a U.S. corporation for U.S. federal income tax purposes (or to be subject to certain other adverse tax consequences) if it acquires, directly or indirectly, substantially all of the assets held, directly or indirectly, by a U.S. corporation. These rules apply only if certain conditions are met, including that the former shareholders of the acquired U.S. corporation hold, by reason of their ownership of shares of that corporation, more than a specified percentage of the shares of the acquiring foreign corporation. Based on the percentage of the merger consideration received by shareholders of IAA that was comprised of Ritchie Bros. shares, these conditions were not met and thus our indirect acquisition of IAA is not expected to cause the Company to be treated as a U.S. corporation (or to be subject to certain other adverse tax consequences) under Section 7874 of the Code. We cannot assure you, however, that the Internal Revenue Service will not take a contrary position or that the relevant U.S. federal income tax law will not be changed (possibly with retroactive effect) in a manner that would result in a contrary conclusion. If it were determined that the Company is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code and the Treasury Regulations promulgated thereunder, the Company could be subject to substantial U.S. tax liability and its non-U.S. shareholders could be subject to U.S. withholding tax on any dividends.

Our business and operating results would be adversely affected due to the loss of one or more significant suppliers, a reduction in significant volume from suppliers, an adverse change in our supplier relationships, or a disruption to our supply of damaged, total loss and low-value vehicles.

With the acquisition of IAA, our business depends on suppliers of damaged, total loss and low-value vehicles. Approximately one-third of IAA’s revenue is associated with vehicles supplied by suppliers or sellers. IAA’s vehicle suppliers include insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations, among others. IAA has established long-term relationships with virtually all of the major automobile insurance companies. During fiscal 2022, approximately 40% of IAA’s revenue was associated with vehicles supplied by its four largest insurance customers in the United States. IAA’s agreements with insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that IAA’s existing agreements will not be canceled or that we will be able to enter into future agreements on favorable terms with these suppliers. We work to develop strong relationships with our suppliers to better understand their needs. From time to time, however, we may experience the loss of suppliers or a reduction in volume from suppliers, including top vehicle suppliers. If we lose one or more of our significant suppliers, or if one or more of our large suppliers were to significantly reduce volume for any reason or favor competitors or new entrants, we may not be successful in replacing such business and our profitability and operating results could be materially adversely affected.

Generally, institutional and dealer suppliers make non-binding long-term commitments to IAA regarding consignment volumes. Changes in the consignment patterns of our key suppliers could have a material adverse effect on our business and operations. There are many factors that can adversely affect volume from suppliers, many of which are beyond our control. These factors include, but are not limited to, the following:

●	a decrease in the number of vehicles in operation or miles driven;
●	mild weather conditions that cause fewer traffic accidents;
●	reduction of policy writing by insurance providers that would affect the number of claims over a period of time;
●	increases in fuel prices that could lead to a reduction in the miles driven per vehicle, which may reduce the accident rate;
●	changes in vehicle technology, an increase in autonomous vehicles and vehicles equipped with advanced driver-assistance systems (ADAS);
●	a decrease in the percentage of claims resulting in a total loss or elimination of automotive collision coverage by consumers;
●	delays or changes in state title processing;
●	government regulations on the standards for producing vehicles; and
●	changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values.

Furthermore, in periods when the supply of vehicles from the insurance sector declines, salvage operators have acquired and in the future may acquire vehicles on their own. Also, when used vehicle prices are high, used-vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them at auction. If the supply or value of damaged, total loss and low-value vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected.

Ritchie Bros.	70

Our business and operating results would be adversely affected if we are unable to meet or exceed our buyer customers’ demand and expectations or due to a disruption in demand of damaged, total loss and low-value vehicles.

We believe our future success depends in part on our ability to respond to changes in buyer requirements, our ability to meet service level expectations of both buyers and sellers and our ability to meet regulatory requirements for such customers. IAA’s buyer customers include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and the general public, among others. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. If we are not successful in meeting our customers’ expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition.

IAA’s market position and competitive advantage could be threatened by our competitors and/or disruptive new entrants.

IAA faces significant competition for the supply of damaged and total loss vehicles and the buyers of those vehicles. IAA’s principal sources of competition historically have come from (1) direct competitors (e.g., Copart, Inc. and Total Resource Auctions, a subsidiary of Cox Enterprises, Inc.), (2) new entrants, including new vehicle remarketing venues, and (3) existing alternative vehicle remarketing venues, including used-vehicle auctions and certain salvage buyer groups. Due to the increasing use of the Internet and other technology as marketing and distribution channels, we may face increasing competition from online wholesale and retail marketplaces (generally without any meaningful physical presence) and from our own customers, including insurance companies, when they sell directly to end users through such platforms rather than remarket vehicles through our marketplaces. Increased competition could result in price reductions, reduced margins or loss of market share.

Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. Some of IAA’s competitors may have greater financial and marketing resources than we do, may be able to respond more quickly to evolving industry dynamics and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of new or emerging services and technologies. Our ability to successfully grow through investments in the area of emerging opportunities depends on many factors, including advancements in technology, regulatory changes and other factors that are difficult to predict, or that may significantly affect the future of electrification, autonomy, and mobility. If we are unable to compete successfully or to successfully adapt to industry changes, our business, revenues and profitability could be materially adversely affected.

If our facilities lack the capacity to accept additional vehicles, then our relationships with insurance companies or other vehicle suppliers could be adversely affected.

Capacity at our facilities varies from period to period and by region as a result of various factors, including natural disasters. We may not be able to reach agreements to purchase or lease storage facilities in markets where we have limited available capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. If we fail to have sufficient capacity at one or more of our facilities, our relationships with insurance companies or other vehicle suppliers could be adversely affected, which could adversely affect our operating results and financial condition.

We may be unable to keep existing facilities or open new facilities in desirable locations and on favorable terms, which could materially and adversely affect our results of operations.

Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of our operations. Most of IAA’s salvage auction vehicle facilities are leased. The termination or expiration of leases at existing facilities may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close the facilities. If we determine to close a location, we may remain obligated under the applicable lease for the remaining lease term and may have to expense the unamortized portion of the right-of-use assets, in part or in full, as an impairment which may have a material impact on our consolidated results of operations and financial position. Also, if we are unable to maintain our existing facilities or open new facilities in desirable locations and on favorable terms, our results of operations could be materially and adversely affected. Further, in an increasing number of markets where we experience significant capacity constraints together with pressing customer demand and a lack of viable alternatives for expansion due to zoning and land use restrictions, we may be required to purchase, lease or occupy industrial sites which may contain significant environmental impacts.

In addition, some of the facilities on which we operate are impacted by significant recognized environmental concerns and pollution conditions. IAA has incurred, and we may in the future incur, expenditures relating to compliance and risk mitigation efforts, releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such

Ritchie Bros.	71

expenditures, individually or in the aggregate, could be significant. Federal and state environmental authorities are currently investigating IAA’s role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington and the role of one of IAA’s subsidiaries in contributing to the Pyrite Canyon Plume in Jurupa Valley, California. Our potential liability at these sites cannot be estimated at this time.

Macroeconomic factors, including high fuel prices, high labor costs, rising inflation and changes in used car prices, may have an adverse effect on our revenues and operating results.

Macroeconomic factors that affect oil prices and the vehicle and commodity markets can have adverse effects on our revenue and operating results. Significant increases in the cost of fuel, whether due to inflationary pressures, the current war between Ukraine and Russia or otherwise, could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to a reduction in miles driven or other factors, could reduce our vehicle assignment volumes which, in turn, could have a material adverse impact on our revenues. In addition, significant increases in the cost of fuel have resulted and could continue to result in an increase in the prices charged to us by our independent subhaulers and trucking fleet operators. Further, we have recently experienced labor shortages, which have resulted in an increase in associated costs, such as increased overtime to meet demand and increased wages to attract and retain employees. If these conditions or other inflationary pressures continue, our costs for towing and branch labor may continue to rise. To the extent we are unable to pass these costs on to our customers, the increase in prices charged by our independent subhaulers and trucking fleet operators and the increase in labor costs could negatively impact our profitability.

Volatility in used car prices could have a material adverse effect on our revenues in future periods. While increased used vehicle prices have recently resulted in an increase in our revenue per unit, a sustained increase in used vehicle prices may result in vehicle owners holding on to their vehicles for longer periods of time, which could negatively impact our vehicle assignment volumes.

Adverse economic conditions, including increases in interest rates and lease rates, real estate values and real estate development and construction costs, may increase the costs required to invest in capacity expansion or delay our ability to open new facilities, both of which could have a material impact on our consolidated results of operations and financial position.

Reliance on our subhaulers and trucking fleet operations could materially and adversely affect our business and reputation.

We rely on independent subhaulers and trucking fleet operations to pick up and deliver vehicles to and from our auction facilities. Consistent with the economy generally, we have recently experienced a shortage of towers and haulers, which has resulted in an increase in costs charged to us by towers and subhaulers for these services, and we cannot provide assurances that towers and subhaulers will be available in a timely manner to pick up and deliver vehicles. Failure to pick up and deliver vehicles in a timely manner could harm our brand and reputation, and adversely impact our overall business and results of operations. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers and trucking fleet operators, which may significantly increase our cost. We may not be able to pass these costs on to our suppliers or buyers. We are also exposed to risks associated with inclement weather, disruptions in the transportation infrastructure and increase in the price of fuel, any of which could increase our operating costs. If we experience problems or are unable to negotiate or obtain favorable terms with our subhaulers, our results of operations could be materially and adversely affected.

Weather-related and other events beyond our control may adversely impact operations.

Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, global pandemics or other health crises, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which we compete, and our operations and profitability. These events, which may increase in frequency and magnitude as a result of climate change, may impact our physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on our revenues and profitability. In some instances, for example with the severe storms in August 2021 and September 2022 known as “Hurricane Ida” and “Hurricane Ian”, these events may result in a sharp influx in the available supply of damaged and total loss vehicles and there can be no assurance that our business will have sufficient resources to handle such extreme increases in supply. Our failure to meet our customers’ demands in such situations could negatively affect our relationships with such customers and result in a loss of future business, which would adversely affect our operating results and financial condition. In addition, revenues generated as a result of the total loss of vehicles associated with such a catastrophe are typically recognized subsequent to the incurrence of incremental costs and such revenues may not be sufficient to offset the costs incurred.

Mild weather conditions tend to result in a decrease in the available supply of damaged and total loss vehicles because traffic accidents decrease and fewer vehicles are damaged. Accordingly, mild weather can have an adverse effect on our damaged and total

Ritchie Bros.	72

loss vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates.

An increase in the number of damaged and total loss vehicles we purchase could adversely affect our profitability.

In certain countries, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit margin and operating results. Vehicles sold under purchase agreements were approximately 6% of IAA’s vehicles sold both domestically and internationally for fiscal 2022. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused by changes in commodity prices or changes in used car prices. Decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at auctions. In addition, declines in used car prices, especially if they occur faster than anticipated, can lead to a significant gap between pre-accident value and sales price, which IAA recently experienced with respect to its UK business.

A significant change in used-vehicle prices could impact the proceeds and revenue from the sale of damaged and total loss vehicles.

The volume of new vehicle production, accuracy of lease residual estimates, interest rate fluctuations, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. A sustained reduction in used-vehicle pricing could result in lower proceeds from the sale of damaged and total loss vehicles and a related reduction in revenue per vehicle, a potential loss of consignors and decreased profitability. Conversely, when used vehicle prices are high, used-vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them at auction, which could adversely affect our revenues and profitability.

IAA assumes the settlement risk for vehicles sold through its marketplaces.

Typically, following the sale of a vehicle, IAA does not release the vehicle to a buyer until such time as it has received full payment for the vehicle. We may be obligated, however, to remit payment to a seller before receiving payment from a buyer and in those circumstances, we may not have recourse against sellers for any buyer’s failure to satisfy its payment obligations. Because we retain possession of the vehicle, we can resell the vehicle to mitigate any potential losses. Since revenue for most vehicles does not include the gross sales proceeds, failure to collect the receivables in full may result in a net loss up to the amount of gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. If we are unable to collect payments on a large number of vehicles and we are unable to resell them and recover our costs, the resulting payment obligations to the seller and decreased fee revenues may have a material adverse effect on our results of operations and financial condition.

Changes in laws affecting the import and export of damaged and total loss vehicles may have an adverse effect on our business and financial condition.

Changes in laws, regulations and treaties that restrict the importation of damaged and total loss vehicles into foreign countries may reduce the demand for damaged and total loss vehicles and impact our ability to maintain or increase IAA’s international buyer base. The adoption of such laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our results of operations and financial condition by reducing the demand for our products and services.

We are subject to potential liabilities with respect to IAA’s prior separation from KAR Auction Services, Inc.

On February 27, 2018, KAR Auction Services, Inc. (“KAR”) announced a plan to pursue the separation and spin-off (the “Separation”) of IAA (its salvage auction services business) into a separate public company. On June 28, 2019, KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR’s common stock on June 18, 2019, on a pro rata basis (the “Distribution”). Under the terms of the Separation and Distribution, each of IAA and KAR is required to indemnify the other party from and with respect to certain liabilities. IAA’s and KAR’s ability to satisfy these indemnities, if called upon to do so, will depend respectively upon our and KAR’s future financial strength. If we are required to indemnify KAR, or if we are not able to collect on indemnification rights from KAR, our financial condition, liquidity or results of operations could be materially and adversely affected.

Ritchie Bros.	73

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

None.

Ritchie Bros.	74

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
2.1

Amendment to the Agreement and Plan of Merger and Reorganization, dated January 22, 2023, by and among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros, Holdings Inc., Impala Merger Sub I, LLC, Impala Merger Sub II, LLC, and IAA, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2023).

3.1	Articles of Amendment, dated February 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 1, 2023).
4.1

Indenture, dated as of March 15, 2023, among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Trust Company, National Association, as collateral agent, relating to Ritchie Bros. Holdings Inc.’s 6.750% Senior Secured Notes due 2028 (includes form of note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023).

4.2

Indenture, dated as of March 15, 2023, among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to Ritchie Bros. Holdings Inc.’s 7.750% Senior Notes due 2031 (includes form of note) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023).

4.3

Supplemental Indenture, dated as of March 20, 2023, by and between Ritchie Bros. Holdings Inc., as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).

4.4

Supplemental Indenture, dated as of March 20, 2023, by and between Ritchie Bros. Holdings Inc., as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 21, 2023).

4.5

Intercreditor Agreement, dated as of March 20, 2023, by and between Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent, and consented to by the Company and the subsidiaries of the Company party to such consent as grantors of Collateral (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 21, 2023).

10.1*

Securities Purchase Agreement, dated as of January 22, 2023, by and among Ritchie Bros. Auctioneers Incorporated, Starboard Value LP, Jeffrey Smith and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2023).

10.2*

Registration Rights Agreement, dated as of February 1, 2023, by and among Ritchie Bros. Auctioneers Incorporated and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2023).

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

* Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Ritchie Bros.	75

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITCHIE BROS. AUCTIONEERS INCORPORATED

Dated: May 10, 2023	By:	/s/ Ann Fandozzi
Ann Fandozzi
Chief Executive Officer

Dated: May 10, 2023	By:	/s/ Eric Jacobs
Eric Jacobs
Chief Financial Officer

Ritchie Bros.	76