Form 10-Q
period 2023-06-30
RB GLOBAL INC.
filed 2023-08-03
CIK 1046102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-13425

RB Global, Inc.

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

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 182,140,903 common shares, without par value, outstanding as of August 2, 2023.

RB GLOBAL, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements

(Expressed in millions of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$806.1	$286.5	$1,149.6	$531.4
Inventory sales revenue	300.4	198.0	469.3	347.1
Total revenue	1,106.5	484.5	1,618.9	878.5

Operating expenses:
Costs of services	287.3	45.0	363.7	84.1
Cost of inventory sold	291.9	176.2	443.4	307.8
Selling, general and administrative	194.5	144.3	342.7	270.9
Acquisition-related and integration costs	46.3	3.4	172.5	13.0
Depreciation and amortization	109.6	24.3	145.8	48.5
Total operating expenses	929.6	393.2	1,468.1	724.3
Gain on disposition of property, plant and equipment	2.7	0.3	3.9	170.2
Operating income	179.6	91.6	154.7	324.4

Interest expense	(65.0)	(18.5)	(85.9)	(39.1)
Interest income	5.0	0.9	11.3	1.4
Change in fair value of derivatives, net	—	—	—	1.3
Other income, net	0.2	0.8	2.6	1.1
Foreign exchange (loss) gain	(0.4)	0.2	(0.7)	0.3
Income before income taxes	119.4	75.0	82.0	289.4

Income tax expense	32.6	21.6	23.4	57.9
Net income	$86.8	$53.4	$58.6	$231.5

Net income attributable to:
Controlling interests	$86.9	$53.4	$58.8	$231.5
Non-controlling interests	—	—	—	—
Redeemable non-controlling interests	(0.1)	—	(0.2)	—
Net income	$86.8	$53.4	$58.6	$231.5

Net income attributable to controlling interests	86.9	53.4	58.8	231.5
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	—	(10.9)	—
Allocated earnings to Series A Senior Preferred Shares	(2.8)	—	(3.7)	—
Net income available to common stockholders	$77.4	$53.4	$44.2	$231.5

Earnings per share available to common stockholders:
Basic	$0.43	$0.48	$0.29	$2.09
Diluted	$0.42	$0.48	$0.29	$2.07

Weighted average number of shares outstanding:
Basic	181,860,026	110,760,339	151,343,397	110,705,182
Diluted	182,810,399	111,705,102	152,404,830	111,681,644

RB Global, Inc.	1

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

(Expressed in millions of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$86.8	$53.4	$58.6	$231.5
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	17.9	(22.8)	33.0	(23.9)
Total comprehensive income	$104.7	$30.6	$91.6	$207.6

Total comprehensive income attributable to:
Controlling interests	$104.8	$30.6	$91.8	$207.6
Non-controlling interests	—	—	—	—
Redeemable non-controlling interests	(0.1)	—	(0.2)	—
Total comprehensive income	$104.7	$30.6	$91.6	$207.6

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets

(Expressed in millions of U.S. dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets

Cash and cash equivalents	$432.9	$494.3
Restricted cash	140.4	131.6
Trade and other receivables	899.2	186.5
Less: allowance for credit losses	(4.5)	(3.3)
Prepaid consigned vehicle charges	56.0	—
Inventory	179.9	103.1
Other current assets	84.3	48.3
Income taxes receivable	44.1	2.6
Total current assets	1,832.3	963.1

Property, plant and equipment	1,137.9	459.1
Operating lease right-of-use assets	1,411.3	123.0
Other non-current assets	81.2	40.4
Intangible assets	2,734.6	322.7
Goodwill	4,705.2	948.8
Deferred tax assets	8.9	6.6
Total assets	$11,911.4	$2,863.7

Liabilities, Temporary Equity and Equity

Auction proceeds payable	$633.7	$449.0
Trade and other liabilities	609.1	258.7
Current operating lease liabilities	98.8	12.7
Income taxes payable	6.5	41.3
Short-term debt	17.2	29.1
Current portion of long-term debt	18.6	4.4
Total current liabilities	1,383.9	795.2

Long-term operating lease liabilities	1,285.0	111.9
Long-term debt	3,104.8	577.1
Other non-current liabilities	56.3	35.4
Deferred tax liabilities	668.6	54.0
Total liabilities	6,498.6	1,573.6

Temporary equity:
Series A Senior Preferred Shares; no par value, shares authorized, issued and outstanding: 485,000,000 (December 31, 2022: nil)	482.0	—
Redeemable non-controlling interest	8.7	—

Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 181,983,976 (December 31, 2022: 110,881,363)	3,995.1	246.3
Additional paid-in capital	89.7	85.3
Retained earnings	887.1	1,043.2
Accumulated other comprehensive loss	(52.1)	(85.1)
Stockholders' equity	4,919.8	1,289.6
Non-controlling interests	2.3	0.5
Total stockholders' equity	4,922.1	1,290.1
Total liabilities, temporary equity and equity	$11,911.4	$2,863.7

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Equity

(Expressed in millions of U.S. dollars, except where noted)

(Unaudited)

				Attributable to common stockholders
			Redeemable			Additional		Accumulated	Non-
	Senior A Senior Preferred Shares		non-	Common stock		paid-In		other	controlling
	Number of		controlling	Number of		capital	Retained	comprehensive	interest	Total
Three months ended June 30, 2023	shares	Amount	interest	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, March 31, 2023	485,000,000	$482.0	$8.8	181,788,431	$3,984.5	$88.8	$858.2	$(70.0)	$2.3	$4,863.8
Net income	—	—	(0.1)	—	—	—	86.9	—	—	86.9
Other comprehensive income	—	—	—	—	—	—	—	17.9	—	17.9
	—	—	(0.1)	—	—	—	86.9	17.9	—	104.8
Stock option exercises	—	—	—	81,797	4.0	(0.8)	—	—	—	3.2
Issuance of common stock related to vesting of share units	—	—	—	113,748	6.3	(11.1)	—	—	—	(4.8)
Share-based continuing employment costs related to business combinations	—	—	—	—	0.3	0.5	—	—	—	0.8
Stock option compensation expense	—	—	—	—	—	2.0	—	—	—	2.0
Equity-classified share units expense	—	—	—	—	—	9.9	—	—	—	9.9
Equity-classified share units dividend equivalents	—	—	—	—	—	0.4	(0.4)	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(1.8)	—	—	(1.8)
Cumulative 5.5% dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(6.7)	—	—	(6.7)
Dividends paid to common stockholders	—	—	—	—	—	—	(49.1)	—	—	(49.1)
Balance, June 30, 2023	485,000,000	$482.0	$8.7	181,983,976	$3,995.1	$89.7	$887.1	$(52.1)	$2.3	$4,922.1

Three months ended June 30, 2022

Balance, March 31, 2022	—	$—	$—	110,735,243	$231.1	$61.1	$989.9	$(57.1)	$0.4	$1,225.4
Net income	—	—	—	—	—	—	53.4	—	—	53.4
Other comprehensive loss	—	—	—	—	—	—	—	(22.8)	—	(22.8)
	—	—	—	—	—	—	53.4	(22.8)	—	30.6
Stock option exercises	—	—	—	55,935	2.3	(0.5)	—	—	—	1.8
Issuance of common stock related to vesting of share units	—	—	—	610	0.0	—	—	—	—	0.0
Share-based continuing employment costs related to business combinations	—	—	—	—	1.8	0.3	—	—	—	2.1
Stock option compensation expense	—	—	—	—	—	3.0	—	—	—	3.0
Equity-classified share units expense	—	—	—	—	—	8.8	—	—	—	8.8
Equity-classified share units dividend equivalents	—	—	—	—	—	0.3	(0.3)	—	—	—
Dividends paid to common stockholders	—	—	—	—	—	—	(27.7)	—	—	(27.7)
Balance, June 30, 2022	—	$—	$—	110,791,788	$235.2	$73.0	$1,015.3	$(79.9)	$0.4	$1,244.1

RB Global, Inc.	4

				Attributable to stockholders
			Redeemable			Additional		Accumulated	Non-
	Senior A Senior Preferred Shares		non-	Common stock		paid-In		other	controlling
	Number of		controlling	Number of		capital	Retained	comprehensive	interest	Total
Six months ended June 30, 2023	shares	Amount	interest	shares	Amount	("APIC")	earnings	loss	("NCI")	equity

Balance, December 31, 2022	—	$—	$—	110,881,363	$246.3	$85.3	$1,043.2	$(85.1)	$0.5	$1,290.1
Net income	—	—	(0.2)	—	—	—	58.8	—	—	58.8
Other comprehensive income	—	—	—	—	—	—	—	33.0	—	33.0
	—	—	(0.2)	—	—	—	58.8	33.0	—	91.8
Stock option exercises	—	—	—	101,074	4.9	(0.9)	—	—	—	4.0
Issuance of common stock related to vesting of share units	—	—	—	410,653	15.1	(32.3)	—	—	—	(17.2)
Issuance of common stock related to business combination	—	—	—	70,339,723	3,713.2	—	—	—	—	3,713.2
Share-based continuing employment costs related to business combinations	—	—	—	—	0.6	1.0	—	—	—	1.6
Replacement of share-based awards in business combination	—	—	—	—	—	13.1	—	—	—	13.1
Stock option compensation expense	—	—	—	—	—	4.7	—	—	—	4.7
Equity-classified share units expense	—	—	—	—	—	17.9	—	—	—	17.9
Equity-classified share units dividend equivalents	—	—	—	—	—	0.9	(0.9)	—	—	—
NCI acquired in business combination	—	—	8.9	—	—	—	—	—	1.8	1.8
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	485,000,000	482.0	—	251,163	15.0	—	—	—	—	15.0
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(3.6)	—	—	(3.6)
Cumulative 5.5% dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(10.9)	—	—	(10.9)
Dividends paid to common stockholders	—	—	—	—	—	—	(199.5)	—	—	(199.5)
Balance, June 30, 2023	485,000,000	$482.0	$8.7	181,983,976	$3,995.1	$89.7	$887.1	$(52.1)	$2.3	$4,922.1

Six months ended June 30, 2022

Balance, December 31, 2021	—	$—	$—	110,618,049	$227.5	$59.5	$839.6	$(56.0)	$0.4	$1,071.0
Net income	—	—	—	—	—	—	231.5	—	—	231.5
Other comprehensive loss	—	—	—	—	—	—	—	(23.9)	—	(23.9)
	—	—	—	—	—	—	231.5	(23.9)	—	207.6
Stock option exercises	—	—	—	80,183	3.6	(0.7)	—	—	—	2.9
Issuance of common stock related to vesting of share units	—	—	—	93,556	2.3	(5.9)	—	—	—	(3.6)
Share-based continuing employment costs related to business combinations	—	—	—	—	1.8	2.4	—	—	—	4.2
Stock option compensation expense	—	—	—	—	—	5.6	—	—	—	5.6
Equity-classified share units expense	—	—	—	—	—	11.7	—	—	—	11.7
Equity-classified share units dividend equivalents	—	—	—	—	—	0.4	(0.4)	—	—	—
Dividends paid to common stockholders	—	—	—	—	—	—	(55.4)	—	—	(55.4)
Balance, June 30, 2022	—	$—	$—	110,791,788	$235.2	$73.0	$1,015.3	$(79.9)	$0.4	$1,244.1

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	5

Condensed Consolidated Statements of Cash Flows

(Expressed in millions of U.S. dollars)

(Unaudited)

Six months ended June 30, 2023	2023	2022
Cash provided by (used in):
Operating activities:
Net income	$58.6	$231.5
Adjustments for items not affecting cash:
Depreciation and amortization	145.8	48.5
Share-based payments expense	25.0	21.5
Deferred income tax (benefit) expense	(18.2)	9.5
Unrealized foreign exchange loss (gain)	6.8	(2.0)
Gain on disposition of property, plant and equipment	(3.9)	(170.2)
Loss on redemption of 2016 Notes	3.3	4.8
Amortization of debt issuance costs	4.6	2.4
Amortization of right-of-use assets	37.9	8.6
Change in fair value of derivatives	—	(1.3)
Gain on remeasurement of investment upon acquisition	(1.4)	—
Other, net	0.7	2.9
Net changes in operating assets and liabilities	(209.3)	41.8
Net cash provided by operating activities	49.9	198.0
Investing activities:
Acquisition of IAA, net of cash acquired	(2,755.2)	—
Acquisition of VeriTread, net of cash acquired	(24.7)	—
Acquisition of SmartEquip, net of cash acquired	—	(0.1)
Property, plant and equipment additions	(92.2)	(4.5)
Proceeds on disposition of property, plant and equipment	31.1	165.1
Intangible asset additions	(44.9)	(15.7)
Issuance of loans receivable	(7.7)	(6.1)
Repayment of loans receivable	1.6	1.6
Other	(0.5)	—
Net cash (used in) provided by investing activities	(2,892.5)	140.3
Financing activities:
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	496.9	—
Dividends paid to common stockholders	(199.5)	(55.4)
Dividends paid to Series A Senior Preferred shareholders	(13.4)	—
Proceeds from exercise of options and share option plans	4.0	2.9
Payment of withholding taxes on issuance of shares	(14.5)	(3.7)
Net (decrease) increase in short-term debt	(11.5)	2.7
Proceeds from long-term debt	3,175.0	—
Repayment of long-term debt	(602.2)	(1,093.8)
Payment of debt issue costs	(41.6)	(3.6)
Repayment of finance lease obligations	(6.0)	(5.4)
Repayment of equipment financing obligations	(3.0)	—
Net cash provided by (used in) financing activities	2,784.2	(1,156.3)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	5.8	(12.8)
Decrease	(52.6)	(830.8)
Beginning of period	625.9	1,362.5
Cash and cash equivalents, and restricted cash, end of period	$573.3	$531.7

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	6

1.    General Information

RB Global, Inc., formerly known as Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “Company”, “RB Global”, “we”, “us”, or “our”) provide a marketplace for insights, services and transaction solutions for commercial assets and vehicles. The Company offers its customers end-to-end transaction solutions for used commercial and other durable assets through its omnichannel platform, which includes auctions, online marketplaces, listing services, and private brokerage services. The Company also offers a wide array of value-added services connected to commercial assets and vehicles as well as asset management software and data as a service solutions to help customers make more accurate and reliable business decisions.

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

RB Global, Inc. is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). The Company changed its name from Ritchie Bros. Auctioneers Incorporated and moved its headquarters to Westchester, Illinois, United States from Burnaby, British Columbia, Canada after the close of the IAA acquisition.

2.    Significant Accounting Policies

(a) Basis of Preparation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). They include the accounts of RB Global, Inc. and its subsidiaries from their respective dates of formation, acquisition or control. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated interim financial statements follow the same accounting policies and methods of application as our most recent annual audited consolidated financial statements and as those described in Note 2(b) “New Accounting Standards and Accounting Policies” of our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2023. The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its consolidated financial statements or disclosures.

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

Unless otherwise indicated, all amounts in the following tables are in millions except share and per share amounts.

RB Global, Inc.	7

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

(iii)	reclassification of $0.2 million and $0.3 million foreign exchange gain respectively for the three- and six-month periods ended June 30, 2022, from operating income to a separate line below operating income.

RB Global, Inc.	8

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

Significant items subject to estimates and judgments during the six months ended June 30, 2023 related to the preliminary purchase price allocations for the acquisitions of IAA and VeriTread.

Accounting for business combinations requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Such estimates of fair value require valuation methods which rely on significant estimates and assumptions. In connection with the acquisitions of IAA and VeriTread, the valuation of intangible assets required significant estimates and assumptions and included estimates regarding future cash flows, growth rates, attrition rates, royalty rates, obsolescence rates, discount rates, terminal value and forecasted period assumptions, as applicable. The Company based these estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions that it believes are reasonable, including assumptions as to the occurrence of future events. In addition, in connection with the measurement period for the acquisition of IAA, during the three months ended June 30, 2023, management revised certain significant estimates, which include, but are not limited to, the valuation of acquired property, plant, and equipment, including the significant estimates of the valuation of leasehold improvements, acquired yard equipment and other equipment, acquired land, and operating lease right-of-use assets. The valuation of acquired property, plant, and equipment was performed using a cost approach and required significant estimates and assumptions regarding the estimate of replacement cost, adjusted by an estimated depreciation rate to account for physical deterioration and obsolescence. The fair value of the acquired land and right-of-use assets were estimated using a sales comparison approach and included significant estimates and assumptions with respect to market value or market rents, growth rates, and discount rates, as applicable.

4.    Seasonality

The Company’s operations in certain situations are both seasonal and event driven and can fluctuate from quarter to quarter. The volume of assets sold through our auctions and marketplaces was driven by the supply of assets available for sale, as well as changes in severe weather conditions. During the third quarter, the supply of assets is generally low as commercial and transportation equipment is actively being used and mild weather conditions and decreases in traffic volume can contribute to a decline in available supply of vehicles.

RB Global, Inc.	9

5.   Business Combinations

(a)	IAA Acquisition

On March 20, 2023, the Company completed its acquisition of IAA for a total purchase price of approximately $6.6 billion. The Company acquired IAA to create a leading omnichannel marketplace for vehicle buyers and sellers.

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

RB Global, Inc.	10

5.   Business Combinations (continued)

(a)	IAA Acquisition (continued)

IAA Preliminary Purchase Price Allocation

Purchase price	$6,646.2

Assets acquired:
Cash and cash equivalents	164.9
Trade and other receivables	499.2
Prepaid consigned vehicle charges	8.7
Inventory	57.6
Other current assets	29.2
Income taxes receivable	1.9
Property, plant and equipment	634.3
Operating lease right-of-use assets	1,272.2
Other non-current assets	34.8
Intangible assets	2,447.7

Liabilities assumed:
Auction proceeds payable	60.7
Trade and other liabilities	259.2
Current operating lease liability	78.1
Income taxes payable	6.3
Long-term operating lease liability	1,166.1
Other non-current liabilities	22.4
Deferred tax liabilities	628.3

Fair value of identifiable net assets acquired	2,929.4
Goodwill acquired on acquisition	$3,716.8

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired:

	Preliminary fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	$2,035.9	12 years
Developed technology	245.2	4 years
Trade names and trademarks	166.6	5 years
Total	$2,447.7	10.7 years

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the period ended June 30, 2023, the Company revised and updated certain estimated fair values of assets acquired and liabilities assumed. The fair value estimates of assets acquired and liabilities assumed is still preliminary pending the completion of various items, including obtaining further information regarding the identification and completeness of all assets acquired and liabilities assumed and completing certain review procedures in the finalization of various independent valuations of the assets acquired and liabilities assumed.

RB Global, Inc.	11

5.   Business Combinations (continued)

(a)	IAA Acquisition (continued)

Certain of the more significant balances that are not yet finalized, but which have been revised in these interim unaudited condensed consolidated interim financial statements during the second quarter from those previously reported in the first quarter, include the valuation of property, plant and equipment, intangible assets, operating lease right-of-use assets and related lease liabilities, and related income tax considerations. Accordingly, management considers the balances above to be preliminary, and there could be adjustments to the consolidated financial statements in subsequent periods, including changes to depreciation and amortization expense related to the property, plant, and equipment and intangible assets acquired and their respective useful lives, among other adjustments. In addition, management has not completed the allocation of goodwill acquired to its reporting units.

The final determination of the fair values of the assets acquired and liabilities assumed will be completed within the measurement period of up to one year from the acquisition date.

Measurement period adjustments

Certain measurement period adjustments were recorded in these consolidated financial statements due to the receipt of additional information and updated preliminary valuation reports. Significant adjustments during the three months ended June 30, 2023, included:

(i)	$19.7 million increase to operating right-of-use assets, $28.6 million decrease to property, plant, and equipment, and a $107.7 million increase to intangible assets related to updated valuations due to revised assumptions and information included in the preliminary valuation reports;
(ii)	$24.1 million increase to deferred income tax liabilities related to the adjustments noted in (i) above, among others; and
(iii)	$72.0 million decrease to goodwill related to the adjustments noted in (i) and (ii) above, and other less significant adjustments.

During the quarter ended June 30, 2023, the Company recorded $0.7 million of depreciation, $0.4 million of amortization, and $0.1 million of cost of services, which would have been recognized in the three months ended March 31, 2023 had the measurement period adjustments been recognized as of the acquisition date.

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

RB Global, Inc.	12

5.   Business Combinations (continued)

(a)	IAA Acquisition (continued)

Contributed Revenue and Net Income

The results of IAA’s operations are included in these unaudited condensed consolidated interim financial statements from the date of acquisition. For the three months ended June 30, 2023, the amount of IAA revenue and net income included in the consolidated income statement was $560.4 million and $74.0 million, respectively. From the date of acquisition to June 30, 2023, the amount of IAA revenue and net income included in the consolidated income statement was $640.4 million and $76.9 million, respectively.

The following table includes unaudited pro forma financial information that presents the combined results of operations as if the IAA acquisition, the acquisition debt financing, and certain other related transactions had occurred on January 1, 2022, the beginning of the comparable annual period.

The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, and transaction costs. The unaudited pro forma financial information for the six months ended June 30, 2022 also includes one-time acquisition-related expenses of $218.7 million, of which $60.0 million were IAA pre-acquisition transaction costs. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

	Three months ended	Six months ended
	June 30,	June 30,
	2022	2023	2022
Revenue	$1,004.4	$2,094.5	$1,955.2
Net income	40.6	186.9	42.5

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

RB Global, Inc.	13

5.   Business Combinations (continued)

(b)	VeriTread Acquisition

On January 3, 2023, the Company acquired 8,889,766 units of VeriTread, for $25.2 million cash consideration from its existing unitholders and acquired another 1,056,338 units through an investment of $3.0 million cash. As a result, the Company increased its investment in VeriTread to 75% and obtained control of VeriTread pursuant to an amended operating agreement on January 18, 2023. Immediately prior to the acquisition, the Company owned 11% of VeriTread, with an acquisition date fair value of $4.3 million based on the per unit purchase price, and therefore, upon remeasurement of its previously held interest, the Company recorded a gain of $1.4 million in other income, net at acquisition. VeriTread is a transportation technology company that provides an online marketplace solution for open deck transport, connecting shippers and service providers.

Concurrently, the Company entered into a put/call agreement with one of the minority unitholders of VeriTread for its remaining units, another 21% ownership interest. Pursuant to this agreement, the minority unitholder has rights, in certain circumstances, to put or sell its remaining units of VeriTread to the Company, subject to VeriTread achieving certain performance targets at a pre-determined value or fair value, depending on the timing and targets achieved. The Company also has the right to call or purchase the remaining units of the minority unitholder upon achievement of certain integration milestones at fair value. The redeemable non-controlling interest is classified in temporary equity on the interim condensed consolidated balance sheet, as the minority unitholder of VeriTread can put the remaining units to the Company for cash upon the achievement of certain performance targets, which is not within the control of the Company and is considered probable. An additional non-controlling interest of 4% held in VeriTread is classified within equity as that interest does not contain put/call options. At the end of each reporting period, if redemption of the redeemable non-controlling interest continues to be probable, then the carrying value of the redeemable non-controlling interest is adjusted to its estimated redemption value. The valuation of the redemption value at acquisition, and at each reporting period, requires management to assess whether VeriTread and the Company will be able to successfully achieve certain integration milestones and performance targets over a three-year period. At June 30, 2023 the Company determined that redemption of the redeemable non-controlling interest remains probable and that there has been no material change to the estimated redemption value.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

VeriTread Preliminary Purchase Price Allocation

Total cash consideration paid	$28.1
Fair value of previously held interest	4.3
Purchase price	$32.4

Assets acquired:
Cash and cash equivalents	3.4
Trade and other receivables, and other current assets	0.9
Intangible assets	14.7

Liabilities assumed:
Trade and other liabilities	1.1

Fair value of identifiable net assets acquired	17.9

Redeemable non-controlling interest	(8.9)
Non-controlling interest	(1.8)

Goodwill acquired on acquisition	$25.2

RB Global, Inc.	14

5.   Business Combinations (continued)

(b)	VeriTread Acquisition (continued)

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired:

	Preliminary fair value	Weighted average
Asset	at acquisition	amortization period
Customer relationships	$7.2	5 years
Software and technology assets	7.1	7 years
Trade names and trademarks	0.4	2 years
Total	$14.7	5.9 years

The amounts included in VeriTread’s preliminary purchase price allocation are preliminary in nature and are subject to adjustment until management finalizes the valuation of intangible assets acquired. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date. Adjustments to the preliminary values during the measurement period may impact the amounts recorded as assets and liabilities with a corresponding adjustment to goodwill and will be recognized in the period in which the adjustments are determined.

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

RB Global, Inc.	15

6.    Segment Information

The Company’s principal business activity is the management and disposition of used commercial equipment, vehicles and other durable assets. Effective as of the first quarter of 2023, the Company’s operations are comprised of one reportable segment following the acquisition of IAA on March 20, 2023. During the first quarter of 2023, senior management of the Company reassessed the organizational reporting structure of the Company and how to manage the combined business. As a result, the Company now operates in one operating and reportable segment to reflect the way the Chief Operating Decision Maker (“CODM”) reviews and assesses performance of the business and allocates resources. The long-term strategy for the Company is to increase Gross Transaction Value (“GTV”) while offering integrated marketplace services. The CODM does not evaluate the performance of the Company or assess allocation of resources at any level below the consolidated level or based on assets and liabilities.

The Company’s geographic breakdown of total revenue and location is as follows:

	United
Total revenue for the three months ended:	States	Canada	Australia	Europe	Other	Consolidated
June 30, 2023	$754.3	$188.3	$46.2	$91.8	$25.9	$1,106.5
June 30, 2022	215.5	143.5	71.7	37.0	16.8	484.5

Total revenue for the six months ended:
June 30, 2023	$1,114.4	$256.6	$65.3	$142.5	$40.1	$1,618.9
June 30, 2022	463.5	208.7	100.8	74.8	30.7	878.5

7.    Revenue

The Company’s revenue from the rendering of services and the sale of inventory is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Commissions	$233.3	$136.4	$363.8	$252.8
Buyer fees	465.1	87.0	604.6	162.6
Marketplace services revenue	107.7	63.1	181.2	116.0
Total service revenue	806.1	286.5	1,149.6	531.4

Inventory sales revenue	300.4	198.0	469.3	347.1
Total revenue	$1,106.5	$484.5	$1,618.9	$878.5

Commissions are earned from consignors on the sale of consigned assets at auctions and online marketplaces, and private brokerage services. Buyer fees are fees earned from the purchasers on the sale of consigned assets or from the sale of inventory at auctions and online marketplaces, and from private brokerage services. Marketplace services revenue includes fees earned from services provided to customers in marketplaces such as refurbishing, parts, data, transportation and logistics, inspection, appraisal, listings, financing and title and liens processing, as well as other auction-related fees.

RB Global, Inc.	16

8.    Operating Expenses

Acquisition-related and Integration Costs

Acquisition-related and integration costs consist of operating expenses incurred in connection with business combinations, such as due diligence, advisory, legal, integration, severance, acceleration of share-based payments expense and share-based continuing employment costs.

The following is a summary of our acquisition-related and integration costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
IAA
Financing	$—	$—	$30.0	$—
Severance	8.7	—	22.7	—
Integration	12.0	—	17.1	—
Acceleration of share-based payments expense	0.9	—	5.9	—
Legal	2.6	—	12.1	—
Investment banking, consulting and other acquisition-related costs	2.7	—	64.3	—
Settlement of pre-existing contractual arrangement	16.3		16.3
	43.2	—	168.4	—

Other acquisitions	3.1	3.4	4.1	13.0
Total acquisition-related and integration costs	$46.3	$3.4	$172.5	$13.0

During the second quarter of 2023, the Company paid $20.0 million to settle a pre-existing contractual arrangement held by IAA prior to the acquisition for the benefit of the combined business. The payment extinguished $3.7 million of related pre-acquisition accrued liabilities recognized on the balance sheet at acquisition and $16.3 million was recognized in acquisition-related and integration costs during the three months ended June 30, 2023.

Depreciation and Amortization

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation	$25.5	$7.9	$37.0	$15.6
Amortization	84.1	16.4	108.8	32.9
	$109.6	$24.3	$145.8	$48.5

RB Global, Inc.	17

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

For the three months ended June 30, 2023, income tax expense was $32.6 million compared to an income tax expense of $21.6 million for the same period in 2022. The effective tax rate was 27% in the second quarter of 2023, compared to 29% in the second quarter of 2022. A lower tax rate was observed in the second quarter of 2023 compared to the second quarter of 2022 primarily due to a higher estimated benefit related to Foreign-Derived Intangible Income ("FDII"). Partially offsetting this decrease was a higher estimate of non-deductible expenses.

For the six months ended June 30, 2023, income tax expense was $23.4 million, compared to an income tax expense of $57.9 million for the same period in 2022. The effective tax rate was 29% for the six months ended June 30, 2023, compared to 20% for the six months ended June 30, 2022. The effective tax rate increased in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due an increase in the estimate of non-deductible expenses and the non-recurrence of the non-taxable gain portion on the sale of a parcel of land, including all buildings, in Bolton, Ontario. Partially offsetting these increases were a higher estimated benefit related to FDII, a higher tax deduction for Performance Share Unit (“PSUs”) and Restrictive Share Unit (“RSUs”) expense that exceeded the related compensation expense and a benefit on the revaluation of opening deferred liabilities.

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

The Company replied to the CRA’s proposal letter on June 12, 2023 and is awaiting a response. This matter with the CRA could take numerous years to be ultimately resolved.

RB Global, Inc.	18

10.    Earnings Per Share Attributable to Common Stockholders

Basic EPS attributable to common stockholders has been calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS attributable to common stockholders was calculated by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding, if the potentially dilutive securities had been issued.

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

The weighted average shares outstanding used to calculate basic and diluted EPS attributable to common stockholders were not adjusted for the potential common shares to be issued to settle the cumulative dividend payments and allocated earnings attributable to the Series A Senior Preferred Shares as such amounts are expected to be cash settled at the Company’s election.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income available to common stockholders	$77.4	$53.4	$44.2	$231.5

Denominator:
Basic weighted average share outstanding	181,860,026	110,760,339	151,343,397	110,705,182
Effect of dilutive securities:
Share units	460,400	397,274	545,905	423,767
Stock options	489,973	547,489	515,528	552,695
Diluted average shares outstanding	182,810,399	111,705,102	152,404,830	111,681,644

Net income per share attributable to common shares:
Basic	$0.43	$0.48	$0.29	$2.09
Diluted	$0.42	$0.48	$0.29	$2.07

RB Global, Inc.	19

11.    Supplemental Cash Flow Information

Net Changes in Operating Assets and Liabilities

Six months ended June 30,	2023	2022
Trade and other receivables	$(204.7)	$(152.9)
Prepaid consigned vehicle charges	(47.1)	—
Inventory	(19.1)	(25.8)
Advances against auction contracts	(4.6)	(11.2)
Prepaid expenses and deposits	0.1	20.7
Income taxes receivable	(39.4)	7.0
Auction proceeds payable	118.2	198.7
Trade and other liabilities	79.6	(15.4)
Income taxes payable	(40.9)	25.8
Operating lease obligations	(43.8)	(6.9)
Other	(7.6)	1.8
Net changes in operating assets and liabilities	$(209.3)	$41.8

Interest and Tax Payments

Six months ended June 30,	2023	2022
Interest paid, net of interest capitalized	$61.7	$20.8
Interest received	11.3	1.4
Net income taxes paid	122.5	13.9

Non-cash purchase of property, plant and equipment under finance lease	7.9	5.3
Non-cash operating right of use assets obtained in exchange for new lease obligations	52.2	18.5

12.    Fair Value Measurement

All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: Unobservable inputs for the asset or liability.

RB Global, Inc.	20

12.    Fair Value Measurement (continued)

		June 30, 2023		December 31, 2022
		Carrying		Carrying
	Category	amount	Fair value	amount	Fair value
Fair values disclosed:
Loans receivable	Level 2	$28.9	$28.8	$23.4	$23.3
Derivative financial assets
Forward currency contracts	Level 2	—	—	0.2	0.2
Derivative financial liabilities
Forward currency contracts	Level 2	0.1	0.1	—	—
Long-term debt
Senior secured and unsecured notes
2016 Notes	Level 1	—	—	496.3	491.9
2023 Secured Notes	Level 1	542.4	554.1	—	—
2023 Unsecured Notes	Level 1	788.8	829.5	—	—
Term loans	Level 2	1,792.2	1,810.3	85.2	85.5

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

The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on specific monetary loan receivables. During the three- and six-month periods ended June 30, 2023, a gain of $0.3 million and a loss of $0.1 million (three- and six-month periods ended June 30, 2022: $1.9 million and $1.3 million) respectively was recognized for the change in fair values of the forward currency contracts within foreign exchange loss (gain) in the consolidated income statement.

RB Global, Inc.	21

14. Trade and Other Receivables

The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables.

The following table presents the activity in the allowance for expected credit losses for the six-month period ended June 30, 2023:

Balance at December 31, 2022	$3.3
Current period provision	2.1
Write-offs charged against the allowance	(0.9)
Balance at June 30, 2023	$4.5

	June 30,	December 31,
	2023	2022
Advanced charges receivable	$340.6	$—
Trade accounts receivable	488.6	143.8
Consumption taxes receivable	22.5	31.2
Other receivables	47.5	11.5
Trade and other receivables, gross	899.2	186.5
Less: allowance for credit losses	(4.5)	(3.3)
Trade and other receivables, net	$894.7	$183.2

Other receivables include $30.7 million for amounts to be collected from landlords of certain leased facilities for reimbursement of leasehold improvements.

15.    Other Current Assets

	June 30,	December 31,
	2023	2022
Advances against auction contracts	$13.7	$8.9
Assets held for sale	—	0.3
Prepaid expenses and deposits	70.6	38.9
Derivative financial asset	—	0.2
	$84.3	$48.3

16.    Other Non-current Assets

	June 30,	December 31,
	2023	2022
Tax receivable	$8.8	$9.1
Loans receivable	20.6	15.3
Refundable deposits	24.7	—
Deferred debt issuance costs	4.7	3.9
Investments	8.3	2.0
Other	14.1	10.1
	$81.2	$40.4

Loans Receivable

At June 30, 2023, the Company participated in certain financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance at June 30, 2023 was $28.9 million, of which $8.3 million is recorded in trade and other receivables and $20.6 million in non-current loans receivable (December 31, 2022: $23.4 million, of which $8.0 million was recorded in trade and other receivables and $15.4 million in non-current loans receivable). The expected credit loss allowance is not significant.

RB Global, Inc.	22

17. Trade and Other Payables

	June 30,	December 31,
	2023	2022
Trade payables	$136.8	$54.3
Accrued liabilities	236.1	128.6
Social security and sales taxes payable	41.3	38.7
Net consumption taxes payable	11.5	14.5
Share unit liabilities	7.7	6.3
Book overdrafts	141.5	—
Other payables	34.1	16.3
Derivative financial liability	0.1	—
	$609.1	$258.7

Book overdrafts represent outstanding checks in excess of funds on deposit.

18.    Debt

	Carrying amount
	June 30,	December 31,
	2023	2022
Short-term debt	$17.2	$29.1

Long-term debt:

Term loans:
DDTL Facility loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 5.86%, due in monthly installments of interest and quarterly installments of principal, maturing in September 2026	—	85.5
Term Loan A Facility loan denominated in Canadian dollars, secured, bearing interest at a weighted average rate of 7.58%, due in monthly or quarterly installments of interest, dependent on the loan term and quarterly installments of principal which commenced on March 31, 2023, maturing in September 2026 ("CAD TLA Facility")	85.3	—
Term Loan A Facility loan denominated in US dollars, secured, bearing interest at a weighted average rate of 7.67%, due in monthly or quarterly installments of interest, dependent on the loan term and quarterly installments of principal commencing June 30, 2023, maturing in September 2026 ("USD TLA Facility")	1,725.0	—
Less: unamortized debt issuance costs	(18.1)	(0.4)

Senior secured and unsecured notes:
Senior unsecured notes bearing interest at 5.375% due in semi-annual installments, with the full amount of principal due in January 2025 (the "2016 Notes")	—	500.0
Less: unamortized debt issuance costs	—	(3.6)
Senior secured notes bearing interest at 6.75% due in semi-annual installments, with the full amount of principal due in March 2028 (the "2023 Secured Notes")	550.0	—
Less: unamortized debt issuance costs	(7.6)	—
Senior unsecured notes bearing interest at 7.75% due in semi-annual installments, with the full amount of principal due in March 2031 (the "2023 Unsecured Notes")	800.0	—
Less: unamortized debt issuance costs	(11.2)	—
Total long-term debt	3,123.4	581.5

Total debt	$3,140.6	$610.6

Long-term debt:
Current portion	$18.6	$4.4
Non-current portion	3,104.8	577.1
Total long-term debt	$3,123.4	$581.5

At June 30, 2023, the Company had unused committed revolving credit facilities aggregating $715.9 million that are available until September 2026 subject to certain covenant restrictions, unused uncommitted revolving credit facilities aggregating $5.0 million that are available until October 2023, and unused uncommitted revolving credit facilities aggregating $5.0 million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at June 30, 2023.

RB Global, Inc.	23

18.    Debt (continued)

Short-term Debt

Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 5.9% at June 30, 2023 (at December 31, 2022: 5.8%).

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

On March 20, 2023, with the closing of the acquisition of IAA, $1.8 billion of the TLA Facility was funded at an initial adjusted term SOFR of 7.54%. The TLA Facility is comprised of a facility denominated in US dollars (“USD TLA Facility”) and a facility denominated in Canadian dollars (“CAD TLA Facility”). The Company’s existing Canadian dollar DDTL Facility loan of CAD $115.9 million was converted to a CAD TLA Facility loan, an alternative currency term rate loan, and continues to be subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable upon maturity. Under the amended terms, mandatory principal repayments on the USD TLA Facility began in the second quarter of 2023 and are subject to quarterly instalments of 1.25% of the $1.8 billion principal amount, with the balance payable at maturity. On June 30, 2023, the Company repaid $100.0 million of principal as permitted by the Credit Agreement, $22.8 million of which was mandatory and due on June 30, 2023 and $77.2 million of which was voluntary. The voluntary repayment of $77.2 million was fully applied to the mandatory repayment amounts due on September 30, 2023, December 31, 2023, and March 31, 2024, and partially applied to the June 30, 2024 mandatory repayment. The next mandatory repayment is due on June 30, 2024 for $14.1 million, and is recognized in the current portion of long term debt on the balance sheet. Further, under the terms of the amendment to the Credit Agreement made in December 2022, certain amended terms became effective including an increase to the total size of the Facilities to up to $2.7 billion, including $1.9 billion of commitments under the TLA Facility.

In connection with the funding of the TLA facility in the first quarter of 2023, the Company incurred debt issuance costs of $22.5 million in connection with the amendment of the Credit Agreement and funding of the TLA Facility, of which $1.4 million is included in non-current assets, $20.5 million has been capitalized against the TLA Facility, and $0.6 million is recorded in acquisition-related and integration costs.

At June 30, 2023, the Company had $4.7 million unamortized deferred debt issue costs relating to the Revolving Facilities, all of which is included in non-current assets. Upon repayment of $100.0 million of principal on the USD TLA Facility on June 30, 2023, the Company recorded $1.0 million of unamortized deferred debt issuance costs to interest expense.

RB Global, Inc.	24

18.    Debt (continued)

Long-term Debt (continued)

b)	Senior Secured and Unsecured Notes

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

2021 Notes

On December 21, 2021, in connection with the proposed acquisition of Euro Auctions, the Company completed the offering of two series of senior notes: (i) $600.0 million aggregate principal amount of 4.750% senior notes due December 15, 2031 and (ii) $425.0 million Canadian dollar aggregate principal amount of 4.950% senior notes due December 15, 2029 (together the “2021 Notes”). On May 4, 2022, the Company redeemed all of the 2021 Notes at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest. The Company was relieved of its obligations for the 2021 Notes upon redemption and therefore recognized the difference of $4.8 million between the reacquisition price and the net carrying amount of the debt extinguished (which included unamortized deferred debt issuance costs) as a loss on redemption of the 2021 Notes in interest expense in the condensed consolidated income statement during the second quarter of 2022.

2023 Notes

On March 15, 2023, the Company completed the offering of (i) $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the “2023 Secured Notes”) and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the “2023 Unsecured Notes”, and together with the 2023 Secured Notes, the “2023 Notes”). The gross proceeds of the 2023 Notes were released from escrow on March 20, 2023 and were used, along with the TLA Facility, to fund the acquisition of IAA.

Interest on the 2023 Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2023.

The 2023 Secured Notes are jointly and severally guaranteed on a senior secured basis and the 2023 Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.

The Company incurred total debt issuance costs of $19.6 million in connection with the issuance of the 2023 Secured Notes and 2023 Unsecured Notes, all of which has been capitalized and recorded as a reduction of the amounts outstanding under the 2023 Notes.

19.    Other Non-current Liabilities

	June 30,	December 31,
	2023	2022
Tax payable	$21.3	$16.0
Finance lease liability	17.3	15.3
Equipment financing obligations	10.0	—
Other	7.7	4.1
	$56.3	$35.4

RB Global, Inc.	25

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

Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at June 30, 2023.

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

RB Global, Inc.	26

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

	Rouse		SmartEquip		Total

						Weighted average
	Common	Fair value	Common	Fair value	Common	fair value
	shares	per common	shares	per common	shares	per common
	issued	shares	issued	shares	issued	shares
Outstanding, December 31, 2022	85,560	$71.09	42,646	$68.39	128,206	$70.19
Vested	(9,272)	71.09	—	—	(9,272)	71.09
Outstanding, June 30, 2023	76,288	$71.09	42,646	$68.39	118,934	$70.12

Outstanding, December 31, 2021	189,665	$71.09	63,971	$68.39	253,636	$70.41
Vested	(27,816)	71.09	—	—	(27,816)	71.09
Outstanding, June 30, 2022	161,849	$71.09	63,971	$68.39	225,820	$70.33

In the three months ended June 30, 2023, the Company recognized $0.3 million (June 30, 2022: $1.8 million) of share capital from additional paid-in capital for the portion of common shares previously issued in connection with the acquisition of Rouse that have vested at June 30, 2023.

Shares Issued for Business Combinations

At June 30, 2023, the unrecognized share-based continuing employment cost was $1.7 million (at June 30, 2022: $6.5 million), which is expected to be recognized over a weighted average period of 0.8 years.

Change in Non-controlling Interest

On January 3, 2023, in connection with the acquisition of VeriTread (Note 5), the Company increased its investment in VeriTread from 11% to 75% for a total purchase consideration of $28 million. The Company also entered into a put/call agreement with one of the minority unitholders under which the holder can put its remaining 21% interest in VeriTread to the Company, if certain performance targets are met. As the purchase of the remaining 21% interest from the minority unitholder is outside the control of the Company the redeemable non-controlling interest is classified in temporary equity on the condensed consolidated balance sheet. As discussed in Note 3, management applied judgement and assessed that it is probable that the redeemable non-controlling interest will be redeemed at a future date and accordingly the carrying value of the redeemable non-controlling interest is adjusted to its estimated redemption value.

The Company also recognized an additional 4% non-controlling interest in VeriTread within equity as that interest does not contain put/call options.

RB Global, Inc.	27

20.    Temporary Equity, Equity and Dividends (continued)

Dividends

Declared and Paid

The Company declared and paid the following dividends to common stockholders during the six months ended June 30, 2023 and 2022:

Common Stock

		Dividend		Total
	Declaration date	per share	Record date	dividends	Payment date

Six months ended June 30, 2023:
Fourth quarter 2022	January 20, 2023	$0.27	February 10, 2023	$30.0	March 3, 2023
Special Dividend	March 6, 2023	$1.08	March 17, 2023	$120.4	March 28, 2023
First quarter 2023	May 9, 2023	$0.27	May 30, 2023	$49.1	June 20, 2023

Six months ended June 30, 2022:
Fourth quarter 2021	January 21, 2022	$0.25	February 11, 2022	$27.7	March 4, 2022
First quarter 2022	May 6, 2022	$0.25	May 27, 2022	$27.7	June 17, 2022

On March 7, 2023, the Company declared a special cash dividend of $1.08 per share, contingent on the closing of the acquisition of IAA, payable to stockholders of record at the close of business on March 17, 2023 (the “Special Dividend”). The Special Dividend was paid in cash on March 28, 2023 following the acquisition of IAA.

Preferred Stock

During the three- and six-month periods ended June 30, 2023, the Company recorded Preferential Dividends of $6.7 million and $10.9 million respectively to the holders of the Series A Senior Preferred Shares. At June 30, 2023, of the $10.9 million, $9.8 million has been paid and $1.1 million is accrued and unpaid.

During the three- and six-month periods ended June 30, 2023, the Company recorded Participating Dividends of $1.8 million and $3.6 million respectively to the holders of the Series A Senior Preferred Shares.

Declared and Undistributed

Subsequent to June 30, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.27 cents per common share, payable on September 13, 2023 to common stockholders of record on August 23, 2023.

Foreign Currency Translation Reserve

Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated a net loss of $0.7 million and net gain of $0.6 million, respectively, for the three and six months ended June 30, 2023 (three and six months ended 2022: net loss of $8.6 million and $9.4 million).

RB Global, Inc.	28

21.    Share-based Payments

Share-based payments consist of the following compensation costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Selling, general and administrative:
Stock option compensation expense	$1.6	$3.0	$4.3	$5.6
Equity-classified share units	9.4	8.8	12.9	11.7
Liability-classified share units	0.5	1.1	0.5	0.3
Employee share purchase plan - employer contributions	0.8	0.7	1.3	1.4
	12.3	13.6	19.0	19.0
Acquisition-related and integration costs:
Acceleration of share-based payments expense	0.9	—	5.9	—
Share-based continuing employment costs	0.9	2.1	1.9	4.2
	1.8	2.1	7.8	4.2
	$14.1	$15.7	$26.8	$23.2

Conversion of IAA Share Based Awards

In connection with the acquisition of IAA, IAA’s stock options, RSU’s and performance restrictive stock unit (“PRSU”) awards were cancelled and exchanged into 187,727 Company stock options and 366,379 Company RSU awards. At the closing of the acquisition of IAA, the converted share-based awards had an estimated aggregate fair value of $24.9 million, of which $4.8 million was attributable to post-combination services and will be recognized as share-based payment expense over the remaining service periods. The Company awards are subject to the same terms and conditions as applicable to the corresponding IAA equity awards held prior to the acquisition of IAA, including vesting terms, with the exception of any Company RSU awards that replace IAA’s PRSU awards, where vesting will no longer be subject to the achievement of performance goals and will be solely based on providing continued services to the Company through the end of the applicable service period.

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

.

Stock Option Plans

On May 8, 2023, the Company’s shareholders approved the 2023 Share Incentive Plan (“2023 Plan”) under which 9,355,000 common shares of the Company were reserved for issuance. The 2023 Plan allows the Company to grant to employees, officers, non-employee directors and other key persons various types of equity-based awards, including stock options, performance-based restricted share units and time-based restricted share units. All share-based awards going-forward, including those granted during the second quarter of 2023, will be governed by the 2023 Plan. Equity awards granted under previous plans remain outstanding until expiration or settlement.

RB Global, Inc.	29

21.    Share-based Payments (continued)

Stock Option Plans (continued)

Stock option activity for the six months ended June 30, 2023 is presented below:

	Stock options				Premium-priced stock options
			WA				WA
	Common	WA	remaining	Aggregate	Common	WA	remaining	Aggregate
	shares under	exercise	contractual	intrinsic	shares under	exercise	contractual	intrinsic
	option	price	life (in years)	value	option	price	life (in years)	value
Outstanding, December 31, 2022	2,730,295	$46.88	7.3	$31.2	1,118,432	$91.26	4.7	$—
Granted	—	—	—	—	—	—	—	—
Assumed in IAA acquisition (Note 5)	187,727	50.96	—	—	—	—	—	—
Exercised	(101,074)	38.59	—	1.7	—	—	—	—
Forfeited	(61,935)	45.96	—	—	(54,423)	91.12	—	—
Expired	(6,614)	61.55	—	—	—	—	—	—
Outstanding, June 30, 2023	2,748,399	$47.44	6.4	$35.6	1,064,009	$91.27	4.1	$—
Exercisable, June 30, 2023	2,070,214	$44.03	5.8	$33.6	43,242	$91.21	1.7	$—

Stock Options

The Company uses the Black Scholes option pricing model to fair value stock options. There were no stock options granted during the six-month period ended June 30, 2023 other than the stock options assumed as part of the IAA acquisition. Significant assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2022 are presented in the following table on a weighted average basis:

Six months ended June 30,	2022
Risk free interest rate	2.2%
Expected dividend yield	1.74%
Expected lives of the stock options	4	years
Expected volatility	31.7%

At June 30, 2023, the unrecognized stock-based compensation cost related to the non-vested stock options was $3.7 million, which is expected to be recognized over a weighted average period of 1.6 years.

The fair value of the assumed stock options is estimated on the IAA acquisition date using the Black-Scholes option pricing model. The weighted average fair value of the assumed options was $15.52. The significant assumptions used to estimate the fair value of these assumed stock options are presented in the following table on a weighted average basis:

Six months ended June 30,	2023
Risk free interest rate	3.9%
Expected dividend yield	2.05%
Expected lives of the stock options	2	years
Expected volatility	33.3%

RB Global, Inc.	30

21.    Share-based Payments (continued)

Stock Option Plans (continued)

Premium-priced Stock Options

The Company has granted premium-priced stock options to the senior executives with exercise prices above the fair market value of the Company’s common shares on grant dates. The premium-priced stock options vest and become exercisable upon the third anniversary of their grant date. The premium-priced stock options granted in June 2022 expire in August 2027 to coincide with the expiry of the August 2021 grant. The fair values of the premium-priced stock options were calculated on the grant date using a Monte Carlo simulation model. The weighted average estimated grant date fair value of premium-priced options during the six-month period ended June 30, 2022 was $8.00 per option.

The significant assumptions used to estimate the fair value are presented in the following table:

Six months ended June 30,	2022
Risk free interest rate	3.0%
Expected dividend yield	1.63%
Expected lives of the stock options	4	years
Expected volatility	30.2%

There were no premium-priced stock options granted during the six-month period ended June 30, 2023.

At June 30, 2023, the unrecognized stock-based compensation cost related to the premium-priced stock options was $3.7 million, which is expected to be recognized over a weighted average period of 1.4 years.

Share Unit Plans

Share unit activity for the six months ended June 30, 2023 is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs		PSUs with Market Conditions		RSUs		DSUs
		WA grant		WA grant		WA grant		WA grant
		date fair		date fair		date fair		date fair
	Number	value	Number	value	Number	value	Number	value
Outstanding, December 31, 2022	662,634	$51.71	102,879	$66.08	68,024	$58.32	108,365	$39.35
Granted	12,027	57.04	—	—	333,778	52.11	12,300	52.55
Assumed in IAA acquisition (Note 5)	—	—	—	—	366,379	52.79	—	—
Vested and settled	(283,086)	42.23	—	—	(233,828)	52.85	—	—
Forfeited	(15,323)	58.60	(2,691)	65.45	(5,416)	60.07	—	—
Outstanding at June 30, 2023	376,252	$58.73	100,188	$66.10	528,937	$52.97	120,665	$40.70

The total market value of liability-classified share units vested and released during the first six months of 2023 was nil (2022: nil).

Senior Executive and Employee PSU Plans

The Company has granted PSUs under a senior executive PSU plan and an employee PSU plan (the “PSU Plans”). Under the PSU Plans, the number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met. The PSU Plans allow the Company to choose whether to settle the awards in cash or in shares. The Company intends to settle by issuance of shares. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase of shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) issue a number of shares equal to the number of units that vest.

Fair values of equity-classified PSUs are estimated on the grant date using the market close price of the Company's common shares listed on the NYSE, as these are not subject to market vesting conditions.

At June 30, 2023, the unrecognized share unit expense related to equity-classified PSU’s was $10.3 million, which is expected to be recognized over a weighted average period of 1.4 years.

RB Global, Inc.	31

21.    Share-based Payments (continued)

Share Unit Plans (continued)

PSUs with Market Conditions

The Company has granted PSUs to senior executives with a market condition where vesting is conditional upon the total stockholder return performance of the Company’s stock relative to the performance of a peer group over a three year performance period from the date of grant. The PSUs granted in June 2022 have approximately a 2 year performance period to coincide with the remaining performance period of the August 2021 grant. The fair value per PSU granted during the three-month period ended June 30, 2022 of $69.92 was calculated on the grant date using the Monte Carlo simulation model which takes into consideration a required post-vesting holding period of one year with a discount value of $5.34 per PSU. The discount was calculated using the Chaffe Protective Put Method and an effective tax rate of 35%.

The significant assumptions used to estimate the fair value are presented in the following table:

Six months ended June 30,	2022
Risk free interest rate	2.7%
Expected dividend yield	1.63%
Expected lives of the PSUs	2	years
Expected volatility	33.4%
Average expected volatility of comparable companies	34.4%

There were no PSUs with market conditions granted in the six-month period ended June 30, 2023.

At June 30, 2023, the unrecognized share unit expense related to equity-classified PSUs with market conditions was $2.5 million, which is expected to be recognized over a weighted average period of 1.1 years.

RSUs

During the three months ended June 30, 2023, the Company granted 332,441 restricted share units under the 2023 Plan that are equity-settled and not subject to market vesting conditions.

Fair values of RSUs are estimated on grant date using the market close price of the Company's common shares listed on the NYSE.

At June 30, 2023, the unrecognized share unit expense related to equity-classified RSUs was $20.5 million, which is expected to be recognized over a weighted average period of 1.7 years.

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

At June 30, 2023, the Company had a total share unit liability of $7.6 million (at December 31, 2022: $6.3 million) in respect of share units under the DSU plans.

Employee Share Purchase Plan

In February 2023, the Board approved the suspension of the Company’s 1999 Employee Share Purchase Plan.

Effective June 15, 2023, the Company implemented a new employee stock purchase plan (“2023 ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of the applicable purchase period within the offering period. These purchases are generally offered twice throughout each fiscal year. At the end of the six month purchase period, employee contributions are used to purchase common shares and purchased shares are transferred to the employees. On May 9, 2023, the Company registered 3,000,000 shares of common stock for future issuance under the ESPP. During the six months ended June 30, 2023, there were no shares issued under the 2023 ESPP. The offering period is beginning July 1, 2023, and therefore, the implementation of the 2023 ESPP did not have an impact on these consolidated financial statements.

RB Global, Inc.	32

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

On March 17, 2022, the Company completed the sale and leaseback of its Bolton property, a parcel of land including all buildings, in Bolton, Ontario. The Company intends to lease the Bolton property for a period of 28 months until such time that the replacement property is available for the relocation of the Company’s operations. The lease has an initial rent-free period of two years and an option to renew the lease for two additional one-year periods, during which time the lease is cancellable at one month’s notice. Upon completion of the sale, the Company recorded a $16.6 million ROU asset representing the right-of-use of the Bolton property for the estimated lease term and a $4.5 million long-term lease liability representing the obligation to make lease payments arising from the operating lease at the end of the initial two-year period.

The Company’s breakdown of lease expense is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$59.1	$6.2	$72.2	$10.9
Finance lease cost
Amortization of leased assets	0.6	2.6	5.9	5.2
Interest on lease liabilities	0.2	0.2	0.6	0.4
Short-term lease cost	4.2	2.9	7.7	6.4
Sublease income	—	—	(0.1)	—
	$64.1	$11.9	$86.3	$22.9

23.    Contingencies

Legal and Other Claims

The Company is subject to legal and other claims that arise in the ordinary course of its business. Management does not believe that the results of these claims will have a material effect on the Company’s condensed consolidated balance sheet or income statement.

Guarantee Contracts

In the normal course of business, the Company will in certain situations guarantee to a consignor a minimum level of proceeds in connection with the sale at auction of that consignor’s equipment.

At June 30, 2023, there were $73.2 million of assets guaranteed under contract, of which 93% is expected to be sold prior to September 30, 2023, with the remainder to be sold by June 30, 2024 (at December 31, 2022: $31.0 million of which 62% was expected to be sold prior to the end of March 31, 2023 with the remainder to be sold by December 31, 2023).

The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

RB Global, Inc.	33

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

While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and in “Part II, Item 1A: Risk Factors” of our quarterly report on Form 10-Q for the period ended March 31, 2023, which are available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). Except for Gross Transaction Value (“GTV”)1, which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements.

Unless otherwise indicated, all amounts in the following tables are in millions, except share and per share amounts.

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

Overview

RB Global, Inc., formerly known as Ritchie Bros. Auctioneers Incorporated and its subsidiaries (collectively referred to as the “RB Global”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) was founded in 1958 in Kelowna, British Columbia, Canada and is a world leader in asset management technologies and disposition for commercial assets, used equipment, automotive and other assets. Our expertise, unprecedented global reach, market insights, and trusted portfolio of brands provide us with a unique position within the asset resale market.

1  GTV represents total proceeds from all assets sold at our auctions, online marketplaces or from private brokerage services. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

RB Global, Inc.	34

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

We also provide our customers with a wide array of value-added services aligned with our growth strategy to create a global marketplace for used asset services and solutions. Our other services include equipment financing, asset appraisals and inspections, online equipment listing, transportation and logistical services, and ancillary services such as equipment refurbishment, towing, and title and liens processing. We offer our customers asset technology solutions to manage the end-to-end disposition process of their assets and provide market data intelligence to make more accurate and reliable business decisions. Additionally, we offer our customers an innovative technology platform that supports vehicle merchandising, asset lifecycle management and procurement integration with both original equipment manufacturers and dealers, as well as software as a service platform for end-to-end parts procurement and digital catalogs and diagrams.

We operate globally with locations in 13 countries, including the United States, Canada, the United Kingdom, Australia, the United Arab Emirates, and the Netherlands, and maintain a presence in 42 countries where customers can sell from their own yards. In addition, with the acquisition of IAA, we now employ more than 7,600 full-time employees worldwide.

Recent Developments

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

On November 7, 2022, we entered into an Agreement and Plan of Merger and Reorganization with IAA, which was subsequently amended on January 22, 2023 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, IAA stockholders received $12.80 per share in cash and 0.5252 shares of the Company for each share of IAA common stock they owned (the “Exchange Ratio”). As such, we paid approximately $1.7 billion in cash consideration and issued 70.3 million shares of its common stock. In addition, we repaid approximately $1.2 billion of IAA’s net debt, including repayment of outstanding principal and associated accrued interest and prepayment costs under IAA’s credit agreement, and $500.0 million principal amount of IAA’s senior notes, at a redemption price equal to 102.75% of the principal amount plus accrued and unpaid interest.

Further information regarding the transaction is described in Item 1 – Financial Statements: Note 5 – Business Combinations.

We expect that the acquisition of IAA will accelerate our journey to become the trusted global marketplace for insights, services and transaction solutions, as well as diversify our customer base by providing us with a significant presence in the automotive vertical, an industry with strong fundamentals and proven secular growth. We expect that the combination will accelerate our growth and strategic vision to create a next-generation global marketplace for commercial assets and vehicles, supported by advanced technologies and data analytics. Additionally, our management team has extensive experience in the automotive and insurance ecosystem, which we expect will help shape the customer experience going forward. With enhanced scale and an expanded addressable market, we expect to be able to drive additional GTV growth through our platforms and auction sites, in turn generating more insights for our customers and expanding the adoption of our other high-margin tech-enabled services.

Acquisition of VeriTread

On January 3, 2023, we acquired VeriTread LLC (“VeriTread”), a leading transportation technology company that provides an online marketplace solution for open deck transport, connecting shippers and service providers. We acquired 8,889,766 units of VeriTread for approximately $25.2 million cash consideration from its existing unitholders and acquired another 1,056,338 units for $3.0 million cash. As a result, we increased our investment in VeriTread from 11% to 75% and obtained control of VeriTread, pursuant to an amended operating agreement on January 18, 2023.

RB Global, Inc.	35

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

Impact of Inflation on Our Business

While inflation rates continue to slow across our major geographic regions globally, we continue to experience elevated costs across our business operations as a result of inflation in 2023.

RB Global, Inc.	36

Service Offerings

We offer our customers multiple distinct, complementary, multi-channel brand solutions that address the range of their buying and selling needs for equipment, vehicles and other types of assets. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used assets available to them. For a complete listing of channels and brand solutions available subsequent to the acquisitions of IAA and VeriTread, please refer to our quarterly report on Form 10-Q for the period ended March 31, 2023, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

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

Value-added Services

We also provide a wide array of value-added services to make the process of selling and buying equipment and vehicles convenient for our customers, including refurbishment services such as repair, paint and make-ready services, and parts services to connect equipment owners with parts manufacturers, inspection and appraisals, financial services through Ritchie Bros. Financial Services (“RBFS”) and loan payoff services through IAA, end-to-end transportation and logistics services, as well as other services such as insights, data intelligence, performance benchmarking solutions, and title and liens processing. We offer equipment listing services under the RitchieList brand in North America and Mascus brand in Europe to make private selling more efficient and safer for customers, including a secure transaction management service, complete with invoicing. We also provide an innovative technology platform that supports customers' vehicle merchandising, manages the asset life cycle and integrates procurement with both original equipment manufacturers (“OEM”) and dealers.

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

Our revenue can fluctuate significantly, depending on the mix of sales arrangements completed during each period. Completed straight commission, fixed commission or guarantee commission contracts result in the commission being recognized as service revenue based on a percentage of gross transaction value or based on a fixed value, while completed inventory contracts result in the full GTV of the assets sold being recorded as inventory sales revenue. As a result, a change in the revenue mix between service revenue and revenue from inventory sales can have a significant impact on our revenue growth percentages.

RB Global, Inc.	37

Performance Overview and Consolidated Results

Net income available to common stockholders for the second quarter of 2023 increased 45% to $77.4 million, compared to $53.4 million income for the second quarter of 2022. Diluted earnings per share (“EPS”) available to common stockholders decreased 13% to $0.42 per share in the second quarter of 2023 as compared to $0.48 per share in the second quarter of 2022. Diluted adjusted EPS available to common stockholders increased 15% to $0.85 per share in the second quarter of 2023 compared to $0.74 per share in the second quarter of 2022.

The consolidated results presented below include the first full quarter of the financial results of IAA since its acquisition on March 20, 2023.

For the second quarter of 2023 as compared to the second quarter of 2022:

●	Total GTV increased 146% to $4.1 billion, mainly due to the inclusion of $2.2 billion for the first full quarter of IAA, and increased 149% when excluding the impact of foreign exchange
●	Total revenue increased 128% to $1.1 billion, mainly due to the inclusion of $560.4 million from IAA
o	Service revenue increased 181% to $806.1 million, mainly due to the inclusion of $476.6 million from IAA
o	Inventory sales revenue increased 52% to $300.4 million, mainly due to the inclusion of $83.8 million from IAA
●	Net income increased 63% to $86.8 million
●	Adjusted EBITDA increased 126% to $307.8 million
●	Cash on hand was $573.3 million, of which $432.9 million was unrestricted

Other Company Development

●	On July 12, 2023, Lisa Hook notified the Company of her decision to retire from service on the Company’s Board of Directors for personal reasons.
●	On August 2, 2023, we announced the appointment of Jim Kessler, most recently the Company's President and Chief Operating Officer, as Chief Executive Officer. Jim Kessler will also join the Company’s Board of Directors. Megan Cash, most recently Senior Vice President, Global Control and Corporate Finance, has been appointed Principal Finance and Accounting Officer. These appointments are effective as of August 2, 2023 and follow the departures of Ann Fandozzi and Eric Jacobs as Chief Executive Officer and Chief Financial Officer, respectively.

RB Global, Inc.	38

Results of Operations

Financial Overview

	Three months ended June 30,				Six months ended June 30,
			% Change				% Change
(in U.S. dollars in millions, except EPS and percentages)	2023	2022	2023 over 2022		2023	2022	2023 over 2022
Commissions	$233.3	$136.4	71%		$363.8	$252.8	44%
Buyer fees	465.1	87.0	435%		604.6	162.6	272%
Marketplace services revenue	107.7	63.1	71%		181.2	116.0	56%
Total service revenue	806.1	286.5	181%		1,149.6	531.4	116%
Inventory sales revenue	300.4	198.0	52%		469.3	347.1	35%
Total revenue	1,106.5	484.5	128%		1,618.9	878.5	84%
Costs of services	287.3	45.0	538%		363.7	84.1	332%
Cost of inventory sold	291.9	176.2	66%		443.4	307.8	44%
Selling, general and administrative	194.5	144.3	35%		342.7	270.9	27%
Acquisition-related and integration costs	46.3	3.4	1,262%		172.5	13.0	1,227%
Total operating expenses	929.6	393.2	136%		1,468.1	724.3	103%
Gain on disposition of property, plant and equipment	2.7	0.3	800%		3.9	170.2	(98)%
Operating income	179.6	91.6	96%		154.7	324.4	(52)%
Net income attributable to controlling interests	86.9	53.4	63%		58.8	231.5	(75)%
Net income available to common stockholders	77.4	53.4	45%		44.2	231.5	(81)%
Adjusted net income available to common stockholders	155.3	83.1	87%		224.5	134.0	68%
Adjusted EBITDA	307.8	136.2	126%		440.5	241.0	83%
Diluted earnings per share available to common stockholders	$0.42	$0.48	(13)%		$0.29	$2.07	(86)%
Diluted adjusted earnings per share available to common stockholders	$0.85	$0.74	15%		$1.47	$1.20	23%
Effective tax rate	27.4%	28.8%	(140)	bps	28.5%	20.0%	850	bps

Total GTV	$4,144.0	$1,684.3	146%		$6,043.2	$3,123.4	93%
Service GTV	3,843.4	1,486.2	159%		5,573.8	2,776.3	101%
Total service revenue take rate	19.5%	17.0%	250	bps	19.0%	17.0%	200	bps
Inventory GTV	300.4	198.0	52%		469.3	347.1	35%

Inventory return	$8.5	$21.8	(61)%		$25.9	$39.3	(34)%
Inventory rate	2.8%	11.0%	(820)	bps	5.5%	11.3%	(580)	bps

The following table presents the selected results of RBA and IAA.

	Three months ended June 30, 2023			Six months ended June 30, 2023
(in U.S. dollars in millions)	RBA	IAA	Total	RBA	IAA *	Total
Commissions	$146.6	$86.7	$233.3	$264.7	$99.1	$363.8
Buyer fees	103.7	361.4	465.1	191.0	413.5	604.5
Marketplace services revenue	79.2	28.5	107.7	150.2	31.1	181.3
Total service revenue	329.5	476.6	806.1	605.9	543.7	1,149.6
Inventory sales revenue	216.6	83.8	300.4	372.7	96.6	469.3
Total revenue	$546.1	$560.4	$1,106.5	$978.6	$640.3	$1,618.9

Service GTV	$1,684.5	$2,159.1	$3,843.6	$3,112.9	$2,461.0	$5,573.9
Inventory GTV	216.6	83.8	300.4	372.6	96.7	469.3
Total GTV	1,901.1	2,242.9	4,144.0	3,485.5	2,557.7	6,043.2

Total service revenue take rate	17.3%	21.2%	19.5%	17.4%	21.3%	19.0%

* Includes financial results of IAA in our consolidated financial statements during the six-month period ending June 30, 2023 since its acquisition on March 20, 2023.

RB Global, Inc.	39

Total GTV

Total GTV increased 146% to $4.1 billion in the second quarter of 2023 and increased 93% to $6.0 billion in the first six months of 2023. Excluding IAA, total GTV increased 13% to $1.9 billion in the second quarter of 2023 and increased 12% to $3.5 billion in the first six months of 2023. Excluding IAA and the impact of foreign exchange, total GTV increased 15% and 14% in the second quarter and first six months of 2023, respectively.

In the second quarter of 2023, total GTV increased year-over-year, primarily driven by the inclusion of the first full quarter of GTV from IAA. IAA contributed $2.2 billion, or 54%, of total GTV, generating strong volumes in the automotive sector primarily across North America as average selling prices remain high for salvage and low valued vehicles and total loss rates for salvage vehicles continue to improve. Excluding IAA, the increase in total GTV was driven by lot volumes, partially offset by lower prices, unfavorable foreign exchange impact, and unfavorable mix. Total GTV increased across all regions, but was mainly driven by volume growth in North America across various sectors including rental, transportation, and oil and gas. In the United States, GTV increased primarily from higher volumes driven by strong execution by our strategic accounts team. We also saw strong year-over-year performances from our auction events, contributed in part by the addition of several new auction events. In Canada, we also saw strong year-over-year performance in our auction events which were driven by several large packages in the oil and gas sector, and agricultural events, partially offset by an unfavorable foreign exchange impact.

For the first six months of 2023, total GTV increased year-over year, mainly due to the inclusion of GTV from IAA since its acquisition on March 20, 2023. IAA contributed $2.6 billion, or 42%, of total GTV during the first half of 2023. Excluding IAA, GTV increased mainly in the United States for the same reasons as discussed above, but also in Canada with strong year-over-year performances in our auction events, mainly in oil and gas sector, partially offset by the non-repeat of certain agricultural events and an unfavorable foreign exchange impact. In International, GTV volume decreased mainly as a result of an unfavorable foreign exchange impact.

Total Revenue

Total revenue increased 128% to $1.1 billion in the second quarter of 2023, with total service revenue increasing by 181% and inventory sales revenue increasing by 52%. IAA contributed $560.4 million, or 51% of total revenues in the second quarter of 2023. Excluding IAA, total revenue increased 13% to $546.2 million for the second quarter of 2023, with total service revenue increasing by 15% and inventory sales revenue increasing by 9%.

Total revenue increased 84% to $1.6 billion in the first six month of 2023, with total service revenue increasing by 116% and inventory sales revenue increasing by 35%. IAA contributed $640.3 million, or 40% of total revenue in the first six months of 2023 since its acquisition on March 20, 2023. Excluding IAA, total revenue increased 11% to $978.6 million for the first six months of 2023, with total service revenue increasing by 14% and inventory sales revenue increasing by 7%.

Commissions include revenue earned from consignors or sellers from the sale of assets from straight, fixed or guarantee commission contracts. Buyer fees include buyer fees earned from purchasers on the sale of inventory or consigned equipment. Marketplace services revenue includes fees earned from value-added services provided to customers such as refurbishment, parts, data, transportation and logistics, inspection, appraisal online listing, financing and title and liens processing.

Foreign currency fluctuation also had an unfavorable impact on our revenues, primarily due to the depreciation of the Canadian dollar and Australian dollar relative to the U.S. dollar.

Service Revenue

Service revenue is comprised of commissions earned on Service GTV, buyer fees earned on total GTV, as well as revenues earned from our marketplace services. In the second quarter of 2023, Service GTV increased 159% to $3.8 billion, primarily due to the inclusion of IAA, and particularly in the United States region.

In the second quarter of 2023, total service revenue increased 181% in line with higher Service GTV, with buyer fees increasing 435%, commissions increasing 71%, and marketplace services revenue increasing 71%.

Buyer fees increased 435% mainly driven by the inclusion of the first full quarter of IAA in the second quarter of 2023, contributing $361.4 million, or 78%, of total buyer fees driven by increased buyer fees and volume growth. Excluding IAA, we also saw higher

RB Global, Inc.	40

buyer fees from minimum buyer fee rate increases implemented in early 2023. In addition, buyer fees increased as a result of a higher proportion of low value lots sold in the United States and a favorable mix of contracts with higher buyer fees in Australia.

Marketplace services revenue increased 71% in the second quarter of 2023 driven by the inclusion of the first full quarter of IAA, which contributed 64% of the increase, and primarily included title and liens processing fees, and auction related buyer services and subscription fees. Excluding IAA, we also saw higher marketplace services revenue from increased activity in our ancillary services in North America, in line with the increase in GTV volume and higher document fees from document fee rate increases implemented in early 2023 as well as from the harmonization of document fee rates in our online marketplaces. Further increases to marketplace services revenue were driven by the inclusion of transportation services revenue from VeriTread, as well as by higher online listing fees in the United States.

Commissions revenue increased 71%, less than the 159% increase in Service GTV, mainly due to the inclusion of IAA as IAA earns lower commission rates on Service GTV through its fixed fee commission contracts with its consignors. In addition, we saw lower straight commission rate performances in the United States attributable to higher volumes sold by our strategic accounts teams, as well as in Canada from softer straight commission rate performances on several large contracts in the oil and gas sector, which were made strategically to continue to remain competitive.

For the first six months of 2023, total service revenue increased 116%, in line with higher Service GTV, with buyer fees increasing 272%, marketplace services revenue increasing 56%, and commissions increasing 44%. Buyer fees increased 272% mainly due to the inclusion of IAA, increased buyer fee rates and due to the higher proportion of low value lots in the United States. Marketplace services revenue increased 56% mainly for the same reasons as discussed above. Commissions revenue increased 44%, less than the 101% increase in Service GTV, mainly for the same reasons as discussed above.

Inventory Sales Revenue

In the second quarter of 2023, inventory sales revenue increased 52% mainly due to the inclusion of IAA for the full quarter, which contributed 82% of the increase. Excluding IAA, the United States saw higher activity, but with a softer performance on a large inventory package in the utilities sector. Offsetting these increases, in International, we saw a lower volume of inventory sales in Australia.

For the first six months of 2023, inventory sales revenue increased 35% primarily for the same reasons as discussed above. In addition, we saw higher inventory sales revenue in the United States as a result of a higher mix of inventory packages sourced from our strategic accounts teams, partially offset by the non-repeat of a large inventory package dispersal of construction equipment. In International, an event which did not repeat in Australia also contributed to lower inventory revenue.

Costs of Services

For the three and six months ended June 30, 2023, costs of services increased 538% to $287.3 million and 332% to $363.7 million, respectively, of which IAA accounted for 82% and 71%, respectively. Cost of services for IAA includes direct expenses at auction yards which conduct regular weekly events, employee compensation expenses, building and facility costs including operating lease costs for auction sites, as well as costs to provide title, search and towing services to buyers. Excluding IAA, cost of services increased due to higher ancillary costs, in line with higher ancillary revenue, and higher compensation expenses arising from higher GTV and lot growth, mainly in the United States and Canada.

Cost of Inventory Sold

For the three and six months ended June 30, 2023, inventory rate decreased to 2.8% from 11.0% and 5.5% from 11.3%, respectively, mainly driven by unfavorable pricing conditions, particularly in North America. Pricing of construction and transportation assets continues to decrease year-over-year on a mix adjusted basis as original equipment manufacturer production has caught up to end market demand following COVID-19 driven supply chain constraints. We also saw softer performances on certain inventory packages across all regions where prices declined faster than anticipated between the purchase and sale date of inventory.

For the three and six months ended June 30, 2023, cost of inventory sold increased 66% to $291.9 million and 44% to $443.4 million, respectively, while inventory sales revenue increased 52% and 35%, respectively. Cost of inventory sold increased at a higher rate than the increase in inventory sales revenue as a result of softer performances on our inventory contracts driven by unfavorable pricing conditions, primarily in North America, offset by higher inventory rates due to the inclusion of IAA.

RB Global, Inc.	41

Selling, General and Administrative

In the second quarter of 2023, selling, general and administrative expenses increased 35% to $194.5 million mainly due to the inclusion of IAA for the first full quarter, which contributed 91% of the increase mainly relating to employee compensation expenses. Excluding IAA expenses, the remaining increase was primarily due to higher advertising and promotion expenses to promote new sales initiatives, and higher building, facilities and technology costs as we continue to shift to cloud-based solutions to improve customer and employee experiences. These increases were partially offset by lower professional fees driven by higher capitalization of costs in the development of our modern technology to support our future marketplace and services strategy. We also saw lower employee compensation expenses driven by lower share-based payment expenses primarily due to fewer share-based awards granted and lower performance-based incentive compensation, partially offset by higher wages due to an increase in headcount.

For the first six months of 2023, selling, general and administrative expenses increased 27% to $342.7 million, primarily due to the inclusion of IAA for the first full quarter, which contributed 73% of the increase mainly relating to employee compensation expenses. Excluding IAA expenses, the increase was mainly due to higher travel, advertising and promotion costs from increased activity in global travel, particularly within the sales group. We also saw higher marketing costs to promote new sales initiatives, as well as higher meetings and conferences costs to facilitate meetings with customers and attend certain conferences and tradeshow events. Employee compensation expenses also increased, driven by an increase in headcount to accelerate our sales growth initiatives. Further increases include higher building, facilities and technology costs, as discussed above. These increases were partially offset by lower professional fees, as discussed above.

Acquisition-related and Integration Costs

For the three and six months ended June 30, 2023, acquisition-related and integration costs increased 1,262% to $46.3 million and 1,227% to $172.5 million, respectively, given the significant financing, legal, investment banking, advisory, and consulting costs incurred relating to the acquisition and ongoing integration of IAA. In addition, for the benefit of the combined business, a net $16.3 million expense was recognized during the second quarter of 2023 as settlement for the termination of a non-compete agreement bound by IAA prior to the acquisition. We also incurred higher severance costs to certain key executives of IAA and employees of the combined business as a result of restructuring and integrating the businesses, as well as higher share-based payments expense due to the acceleration of their share-based payment awards upon termination.

Operating Income

For the second quarter of 2023, operating income increased 96% to $179.6 million, primarily driven by the inclusion of the first full quarter of operating income from IAA. We also saw higher flow through from higher service revenue, partially offset by higher cost of services and selling, general and administrative expenses. In connection with the acquisition of IAA, we also saw higher depreciation and amortization driven by the first full quarter of amortization on the acquired intangible assets and higher acquisition-related and integration costs, as discussed above.

For the first six months of 2023, operating income decreased 52% primarily driven by the $169.1 million gain on property, plant and equipment from the sale of the Bolton property in the first quarter of 2022 that did not recur in the current period. Operating income was flat when excluding the impact of the gain, with flow through from higher revenue offset by higher acquisition-related and integration costs, and higher depreciation and amortization, as discussed above.

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

For the second quarter of 2023, income tax expense increased by 51% to $32.6 million and our effective tax rate decreased 140 bps to 27.4% as compared to the second quarter of 2022. For the first six months of 2023, income tax expense decreased 60% to $23.4 million, and our effective tax rate increased 850 bps to 28.5% as compared to the six months of 2022.

The decrease in the effective tax rate for the second quarter of 2023 was primarily due to a higher estimated benefit related to Foreign-Derived Intangible Income (“FDII”). Partially offsetting this decrease was a higher estimate of non-deductible expenses.

RB Global, Inc.	42

The increase in the effective tax rate for the first six months of 2023 compared to the first six months of 2022 was primarily due an increase in the estimate of non-deductible expenses and the non-recurrence of the non-taxable gain portion on the sale of a parcel of land including all buildings in Bolton, Ontario. Partially offsetting these increases were a higher estimated benefit related to FDII, a higher tax deduction for performance share unit and restrictive share unit expenses that exceeded the related compensation expenses, and a benefit on the revaluation of opening deferred liabilities.

Net Income

In the second quarter of 2023, net income attributable to controlling interests increased 63% to $86.9 million primarily driven by an increase in operating income as well as a lower effective tax rate as discussed above, partially offset by higher interest expense from a rise in interest rates and higher debt to fund the acquisition of IAA.

For the first six months of 2023, net income attributable to controlling interests decreased 75% to $58.8 million, mainly due to a decrease in operating income driven by the $169.1 million gain on property, plant and equipment recognized related to the sale of the Bolton property in the first quarter of 2022, as well as higher interest expense as discussed above. This decrease in net income was partially offset by an income tax benefit due to a higher effective tax rate, as discussed above.

Diluted EPS

Diluted EPS available to common stockholders decreased 13% to $0.42 per share and decreased 86% to $0.29 per share for the three and six months ended June 30, 2023, respectively.

In February 2023, we issued $485.0 million of Series A Senior Preferred Shares and $15.0 million of common shares to Starboard. As the preferred equity is considered a participating security, we calculate diluted EPS using the two-class method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares to common shares, as well as the effect of any shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive. Under this method, earnings are allocated to holders of common stock and preferred stock based on dividends declared and their respective participation rights in undistributed earnings. As a result, our net income available to common stockholders is lower by the cumulative dividends and allocated earnings to Series A Senior Preferred shareholders.

Non-GAAP Measures

As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.

Adjusted operating income increased 136% to $281.0 million in the second quarter of 2023.

Adjusted net income available to common stockholders increased 87% to $155.3 million in the second quarter of 2023.

Diluted adjusted EPS available to common stockholders increased 15% to $0.85 per share in the second quarter of 2023.

Adjusted EBITDA increased 126% to $307.8 million in the second quarter of 2023.

Refer to the non-GAAP measures section below on pages 54-61 for further information.

RB Global, Inc.	43

U.S. Dollar Exchange Rate Comparison

We conduct global operations in many different currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
			2023 over
Value of one local currency to U.S. dollar	2023	2022	2022
Period-end exchange rate - June 30,
Canadian dollar	0.7550	0.7768	(3)%
Euro	1.0909	1.0477	4%
British pound sterling	1.2674	1.2165	4%
Australian dollar	0.6658	0.6898	(3)%

Average exchange rate - Three months ended June 30,
Canadian dollar	0.7445	0.7836	(5)%
Euro	1.0898	1.0658	2%
British pound sterling	1.2514	1.2579	(1)%
Australian dollar	0.6683	0.7151	(7)%

Average exchange rate - Six months ended June 30,
Canadian dollar	0.7421	0.7864	(6)%
Euro	1.0815	1.0941	(1)%
British pound sterling	1.2330	1.3000	(5)%
Australian dollar	0.6762	0.7194	(6)%

In the second quarter of 2023, foreign exchange had an unfavorable impact on total revenue and a favorable impact on expenses when compared to the prior year quarter. These impacts were primarily due to the fluctuations in the Canadian dollar, and Australian dollar exchange rates relative to the U.S. dollar.

RB Global, Inc.	44

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

Total service revenue take rate: Total service revenue divided by total GTV.

Inventory return: Inventory sales revenue less cost of inventory sold.

Inventory rate: Inventory return divided by inventory sales revenue.

Total lots sold: A single asset to be sold, or a group of assets bundled for sale as one unit. Low value assets are sometimes bundled into a single lot, collectively referred to as “small value lots.”

Historically, we reported total lots sold excluding lots sold in our GovPlanet business. Commencing in the first quarter of 2023, as a result of a change in management organizational structure and the acquisition of IAA, management reviews all auction metrics of the combined businesses as a whole, which includes GovPlanet. In addition, the total bids per lot sold metric was historically used by management as a key metric. This metric has been discontinued since the first quarter of 2023 as it is no longer considered meaningful when reviewing the auction metrics of the combined business and of our one reportable segment.

RB Global, Inc.	45

Gross Transaction Value

We believe it is meaningful to consider revenue in relation to GTV. Total GTV and revenue by geography are presented below, along with comparative periods.

GTV by Geography

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Total GTV by Geography
United States	$2,911.5	$803.6	262%	$4,312.4	$1,723.4	150%
Canada	890.2	626.4	42%	1,182.1	936.2	26%
International	342.3	254.3	35%	548.7	463.8	18%
Total GTV	$4,144.0	$1,684.3	146%	$6,043.2	$3,123.4	93%

Service GTV by Geography
United States	$2,762.3	$736.3	275%	$4,060.2	$1,567.4	159%
Canada	851.3	586.9	45%	1,128.9	887.7	27%
International	229.8	163.0	41%	384.7	321.2	20%
Total Service GTV[1]	$3,843.4	$1,486.2	159%	$5,573.8	$2,776.3	101%

1 Service GTV is calculated as total GTV less inventory sales revenue

Revenue by Geography

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
United States
Service revenue	$606.8	$148.1	310%	$863.9	$307.4	181%
Inventory sales revenue	147.5	67.4	119%	250.5	156.0	61%
Total revenue - United States	754.3	215.5	250%	1,114.4	463.4	140%
Canada
Service revenue	149.8	104.0	44%	203.6	160.2	27%
Inventory sales revenue	38.5	39.4	(2)%	53.0	48.5	9%
Total revenue - Canada	188.3	143.4	31%	256.6	208.7	23%
International
Service revenue	49.5	34.4	44%	82.1	63.8	29%
Inventory sales revenue	114.4	91.2	25%	165.8	142.6	16%
Total revenue - International	163.9	125.6	30%	247.9	206.4	20%
Total
Service revenue	806.1	286.5	181%	1,149.6	531.4	116%
Inventory sales revenue	300.4	198.0	52%	469.3	347.1	35%
Total revenue	$1,106.5	$484.5	128%	$1,618.9	$878.5	84%

United States

In the second quarter of 2023, service revenue increased 310% primarily due to a 275% increase in Service GTV, driven mainly from the inclusion of IAA for the first full quarter as well as higher volumes executed by our strategic accounts team. The majority of the contribution from IAA was driven by increased buyer fees and volume growth and includes fixed fee commissions earned from the sale of vehicles. Excluding IAA, we also saw an increase in buyer fees, driven by an increase in minimum buyer fee rates implemented in early 2023 and additional fees earned from a higher proportion of lower value lots. Marketplace service revenue also increased, primarily due to higher activity in our ancillary services, in line with higher GTV volume, as well as higher document fees driven by fee increases implemented in early 2023. Further increases to marketplace service revenue relate to the harmonization of document fees in our online marketplaces implemented in Q4 2022, higher online listing fees due to an increase in online activity, and inclusion of VeriTread from its acquisition in the beginning of 2023. These increases were partially offset by lower straight commission rate performances due to a higher proportion of GTV sourced from our strategic accounts.

For the first six months of 2023, service revenue increased 181% while Service GTV increased 159%, primarily for the same reasons as discussed above. In addition, we saw lower guarantee rate performance from the non-repeat of several high performing guarantee contracts.

RB Global, Inc.	46

In the second quarter of 2023, inventory sales revenue increased 119% primarily driven by a higher volume of inventory contracts despite softer performances from an inventory package in the utilities sector, and on certain other inventory packages where prices declined more rapidly than originally anticipated.

For the first six months of 2023, inventory sales revenue increased 61% primarily due to a higher mix of inventory packages sourced from our strategic account teams, partially offset by the non-repeat of a large inventory package dispersal of construction equipment.

Canada

In the second quarter of 2023, service revenue increased 44%, in line with the increase in Service GTV of 45%. Service revenue increased mainly from the inclusion of IAA for the first full quarter. Excluding IAA, we also saw higher buyer fees from higher minimum buyer fee rates implemented in early 2023, partially offset by softer straight commission rate performances on several large contracts in the oil and gas sector.

For the first six months of 2023, service revenue increased 27% in line with the increase in Service GTV of 27%.

In the second quarter of 2023, inventory sales revenue decreased 2% primarily due to softer year-over-year performances on several large inventory packages, driven by pricing declines, partially offset by the inclusion of IAA.

For the first six months of 2023, inventory sales revenue increased 9% mainly due to the inclusion of IAA, partially offset by the softer year-over-year performances on several large inventory packages, as discussed above.

International

In the second quarter of 2023, service revenue increased 44% primarily in line with the increase in Service GTV of 41%, mainly due to the inclusion of IAA for the first full quarter. Excluding IAA, we also saw higher buyer fees from higher minimum buyer fee rates implemented in early 2023 and higher buyer fees from Australia due to favorable contract mix. In addition, we saw higher marketplace service revenue from increased activity in our ancillary services.

For the first six months of 2023, service revenue increased 29% primarily due to the 20% increase in Service GTV, mainly due to the inclusion of IAA for the first full quarter. We also saw higher buyer fees and marketplace service revenue primarily for the same reasons as discussed above.

In the second quarter of 2023, inventory sales revenue increased 25%, mainly driven by the inclusion of IAA for the full quarter, partially offset by a lower volume of inventory contracts mainly in Australia.

For the first six months of 2023, inventory sales revenue increased 16% primarily for the same reasons as discussed above. In addition, we also saw lower inventory sales revenue due to the non-repeat of an auction event in Australia.

GTV by Sector

The following table illustrates the breakdown of total GTV by sector for the three and six months ended June 30, 2023 compared to the same periods in 2022.

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

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Automotive	$2,107.9	$52.0	3,954%	$2,439.6	$91.2	2,575%
Commercial construction and transportation	1,482.3	1,156.1	28%	2,672.3	2,182.3	22%
Other	553.8	476.2	16%	931.3	849.9	10%
	$4,144.0	$1,684.3	146%	$6,043.2	$3,123.4	93%

RB Global, Inc.	47

In the second quarter of 2023, total GTV compared to the second quarter of 2022 increased by 3,954% in the automotive sector, due to the inclusion of IAA. GTV increased by 28% in the commercial construction and transportation sector mainly in the United States driven by volume sourced in strategic accounts, partially offset by lower selling prices and unfavorable asset mix. GTV increased 16% in the other sector mainly driven by increased volume of sales of agricultural equipment and consumer items.

For the first six months of 2023, total GTV compared to the first six months of 2022 increased by 2,575% in the automotive sector and increased by 22% in the commercial construction and transportation sector mainly for the same reasons as discussed above. GTV increased 10% in other sector mainly driven by increased volume in industrial equipment and consumer items.

Total Lots Sold by Sector

The following table illustrates the breakdown of total lots sold by sector for the three and six months ended June 30, 2023, compared to the same periods in 2022.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in '000's of lots sold, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Automotive	574.0	5.8	9,797%	661.6	9.9	6,583%
Commercial construction and transportation	84.4	47.9	76%	141.0	87.1	62%
Other	142.9	115.0	24%	248.2	199.0	25%
	801.3	168.7	375%	1,050.8	296.0	255%

In the second quarter of 2023, the total lots sold compared to the second quarter of 2022 increased by 9,797% in the automotive sector due to the inclusion of lots sold from IAA. Total lots sold increased in the commercial construction and transportation sector by 76% and increased by 24% in the other assets sector, in part driven by the inclusion of IAA. Excluding IAA, the increases were driven by a higher proportion of low value lots sold primarily in the United States.

For the first six months of 2023, the total lots sold compared to the first six months of 2022 increased by 6,583% in the automotive sector, 62% in the commercial construction and transportation sector and 25% in the other sector primarily for the same reasons as discussed above.

RB Global, Inc.	48

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

On March 20, 2023, with the acquisition of IAA, the TLA Facility of $1.8 billion was funded. The TLA Facility is comprised of a facility denominated in US dollars (“USD TLA Facility”) and a facility denominated in Canadian dollars (“CAD TLA Facility”). The Company’s existing DDTL Facility of CAD $115.9 million was refinanced and converted to the CAD TLA Facility, an alternative currency term rate loan. On June 30, 2023, we repaid $100.0 million of principal as permitted by the Credit Agreement, $22.8 million of which was mandatory and due on June 30, 2023 and $77.2 million of which was voluntary.

Credit facilities at June 30, 2023 and December 31, 2022 were as follows:

(in U.S. dollars in millions, except percentages)	June 30, 2023	December 31, 2022	% Change
Committed
DDTL Facility	$—	$85.5	(100)%
Term Loan A Facility (denominated in Canadian dollars)	85.3	—	100%
Term Loan A Facility (denominated in US dollars)	1,725.0	—	100%
Revolving credit facilities	750.0	750.0	—%
Uncommitted
Revolving credit facilities	10.0	10.0	—%
Total credit facilities	$2,570.3	$845.5	204%
Unused
Revolving credit facilities	715.9	709.8	1%
Total credit facilities unused	$715.9	$709.8	1%

Revolving Credit Facilities

At June 30, 2023, of the $760.0 million in revolving credit facilities, $750.0 million relates to our syndicated credit facility and $10.0 million relates to credit facilities in certain foreign jurisdictions.

On June 30, 2023, we had $725.9 million of unused revolving credit facilities, which consisted of:

●	$715.9 million under our Credit Agreement that expires on September 21, 2026;

●	$5.0 million under a foreign credit facility that expires on October 27, 2023; and

●	$5.0 million under a foreign demand credit facility that has no maturity date.

RB Global, Inc.	49

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

On March 20, 2023, under the terms of the December 2022 amendment to the Credit Agreement, with the close of the acquisition of IAA, certain amended terms became effective. Specifically, the Credit Agreement amendment (i) increased the total size of the Facilities provided under the Credit Agreement to up to $2.7 billion, including $1.9 billion of commitments under the TLA Facility, (ii) increased the appropriate margin for base rate loans, and SOFR loans at each pricing tier level, and (iii) increased the applicable percentage per annum used to calculate the various fees such as the commitment fees and letter of credit fees under the Facilities at each pricing tier level. In addition, on March 20, 2023, the Company converted its existing CAD DDTL Facility into the CAD TLA Facility, which continues to be subject to an annual amortization rate of 5% payable in quarterly installments, with the balance also payable at maturity. Under the amended terms, mandatory principal repayments on the USD TLA Facility begin in the second quarter of 2023 and are subject to quarterly instalments of 1.25% of the $1.8 billion principal amount outstanding with the balance payable at maturity.

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

Debt Covenants

We were in compliance with all financial and other covenants applicable to our credit facilities at June 30, 2023.

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

RB Global, Inc.	50

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

On February 1, 2023, we issued $485.0 million Series A Senior Preferred Shares, a participating security, convertible into common shares at a price of $73.00 per share and $15.0 million of common shares to Starboard.

In addition, we redeemed our 2016 Notes of $500.0 million principal at 100% of its original offering price, plus accrued and unpaid interest at the closing of the IAA acquisition.

Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to preferred equity holders, (ii) settlement of contracts with consignors and other suppliers, (iii) personnel expenditures, with a majority of bonuses paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments on short-term debt and long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances. In the current rising interest rate environment, the Company intends to continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, including entering into finance leases or purchasing outright with cash.

We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. Our long-term cash requirements include:

●	Debt principal repayments of $3.2 billion, of which $35.7 million is due within a year, a year, including $18.6 million of mandatory principal repayments, as well as $99.1 million of fixed-rate interest payments on the 2023 Notes and an estimated $139.8 million of variable-rate interest payments on the Credit Facilities, also due within one year. For more information on our debt, including the maturity dates of our long-term debt, see Note 18 in our consolidated financial statements.
●	Operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. For more information on our leases, see Note 22 in our consolidated financial statements. Our payment obligations on our lease obligations increased during the quarter as a result of the inclusion of IAA, as IAA leases most of its auction sites and properties.

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

1	We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

RB Global, Inc.	51

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

Cash Flows

	Six months ended June 30,
			% Change

(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Cash provided by (used in):
Operating activities	$49.9	$198.0	(75)%
Investing activities	(2,892.5)	140.3	(2,162)%
Financing activities	2,784.2	(1,156.3)	(341)%
Effect of changes in foreign currency rates	5.8	(12.8)	(145)%
Net decrease in cash, cash equivalents, and restricted cash	$(52.6)	$(830.8)	(94)%

Net cash provided by operating activities was $49.9 million in the first six months of 2023, as compared to net cash provided by operating activities of $198.0 million in the first six months of 2022. Net cash provided by operating activities decreased $148.1 million mainly due to a net cash outflow from the change in operating assets and liabilities. This change was mainly driven by the timing, size, and number of auctions, as well as higher income tax payments made during the first six months of 2023 in comparison to prior year, due to timing of instalments and the payment of taxes owed for the taxable gain portion on the sale of the Bolton property. With the inclusion of IAA from March 20, 2023, we also saw net higher outflows for prepaid consigned vehicle charges and operating lease payments this year. Further cash outflows relate to the timing of payments for deposits and a non-repeat of interest prepayments in the prior year quarter relating to senior notes issued in 2021. The above increases in outflow were partially offset by the amount of book overdrafts from the inclusion of IAA, payments for trade accounts payable and other liabilities, and the timing of employee compensation payments, as well as lower net outflows from inventory purchases in the first six months of 2023 compared to the same period in the prior year.

Net cash used in investing activities was $2.9 billion in the first six months of 2023 as compared to net cash provided by investing activities of $140.3 million in the first six months of 2022. Net cash used in investing activities increased $3.0 billion, primarily due to approximately $2.8 billion of cash outflow for the acquisitions of IAA and VeriTread in the first quarter of 2023. Further increases in outflows relate to the non-repeat of proceeds received for the sale of the Bolton property in the first quarter of 2022 of $165.1 million. We also saw additional property, plant and equipment purchases of $92.2 million in the first six months of 2023, primarily due to the inclusion of IAA, which included the purchase of a property in the United States for $29.0 million that was subsequently sold in the same period for a gain of $2.0 million, and the purchase of the Amaranth property on March 30, 2023. In addition, intangible asset additions increased $29.2 million mainly for the development of software. These increases were partially offset by cash inflow of $31.1 million related to proceeds from the sale of property, plant and equipment, of which $29.0 million relates to the sale of the aforementioned property in the United States in the current quarter.

Net cash provided by financing activities was $2.8 billion in the first six months of 2023, as compared to net cash used in financing activities of $1.1 billion in the first six months of 2022. Net cash provided by financing activities increased $3.9 billion, mainly driven by financing raised through the TLA Facility for $1.8 billion and issuances of the 2023 Notes to fund the IAA acquisition in the first quarter of 2023. Further, we received $496.9 million of net proceeds from the issuance of $485.0 million of participating Series A Senior Preferred Shares and $15.0 million of common stock in the first quarter of 2023, net of issuance costs. We also repaid $602.2 million of long-term debt in the first half of 2023, for the redemption of our 2016 Notes and repayment of $100.0 million of debt on our USD TLA Facility, as compared to $1.1 billion repaid in the same period in 2022. These increases were partially offset by higher dividends paid in the first six months of 2023 as compared to the same period in 2022, primarily due to payment of a special dividend on March 28, 2023, increase in the total number of shares outstanding as a result of shares issued in the acquisition of IAA and payment of quarterly dividends to Series A Senior preferred shareholders beginning in the first quarter of 2023. In addition, we also incurred $41.6 million of debt issuance costs in the first quarter of 2023 in connection with the financing of the TLA Facility and the 2023 Notes, compared to $3.6 million in the prior year.

RB Global, Inc.	52

Dividend Information

We declared a dividend of $0.27 per common share for each of the quarters ended June 30, 2022, September 30, 2022, December 31, 2022, and March 31, 2023. On March 7, 2023, we declared a special cash dividend of $1.08 per share, contingent on the closing of the acquisition of IAA, payable to stockholders of record at the close of business on March 17, 2023, excluding holders of Series A Preferred Shares (the “Special Dividend”). The Special Dividend was paid in cash on March 28, 2023 following the acquisition of IAA. We also recorded Preferential Dividends of $6.7 million, of which $1.1 million was accrued and unpaid as at June 30, 2023, and Participating Dividends of $1.8 million to the holders of the Series A Senior Preferred Shares on June 16, 2023. We have declared, but not yet paid, a dividend of $0.27 per common share for the quarter ended June 30, 2023. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

Debt over Net Income

Debt at the end of the second quarter of 2023 represented 21.4 times net income at and for the twelve months ended June 30, 2023, compared to debt at the second quarter of 2022, which represented 2.2 times net income at and for the twelve months ended June 30, 2022. The increase in this debt/net income multiplier was primarily due to higher debt related to the IAA acquisition, as well as partial net income from IAA since March 20, 2023. Additionally, acquisition-related and integration costs in the twelve months ended June 30, 2023 were $159.4 million higher than the twelve months ended June 30, 2022. The adjusted net debt/adjusted EBITDA was 4.1 times at and for the twelve months ended June 30, 2023, compared to 0.7 times at and for the twelve months ended June 30, 2022. The increase in this debt/net income multiplier was due to the same reasons as discussed above.

Return on Average Invested Capital

During the quarter ended September 30, 2022, we updated our calculation of return on average invested capital (“ROIC”) and adjusted ROIC. Refer to the non-GAAP measures section below, specifically our Adjusted Return and Adjusted ROIC Reconciliation, for further information.

ROIC decreased 1,440 bps to 4.1% for the twelve-month period ended June 30, 2023 from 18.5% for the twelve-month period ended June 30, 2022. This decrease is primarily due to an increase in the denominator mainly from the issuance of 70.3 million shares of the Company’s common stock for the acquisition of IAA and the issuance of the Series A Senior Preferred Shares in Q1 2023 and a decrease in net income driven by acquisition-related and integration costs incurred for the IAA and VeriTread acquisitions, as well as the non-repeat gain from the sale of the Bolton property in the first quarter of 2022. Adjusted return on average invested capital decreased 660 bps to 8.5% during the twelve months ended June 30, 2023 compared to 15.0% in 2022, primarily due to the changes in the denominator as discussed above, partially offset by a higher adjusted return as a result of higher adjusted net income available to common stockholders.

Critical Accounting Policies, Judgments, Estimates and Assumptions

In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. At June 30, 2023, there were no material changes in our critical accounting policies, and there were no material changes in judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, other than revised estimates made during the period with respect to the fair values of certain assets and liabilities acquired in the acquisition of IAA.

Refer to Note 3, Significant Judgements, Estimates and Assumptions, of the consolidated financial statements for additional information.

RB Global, Inc.	53

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

In connection with the acquisition of IAA, the Company has begun to adjust for the impact of all purchase accounting adjustments. In accordance with ASC 805, Business Combinations, the application of acquisition accounting resulted in substantial fair value adjustments to the acquired assets and assumed liabilities of IAA, most notably in relation to intangible assets, property, plant and equipment and operating lease right-of-use assets. Accordingly, all of the assets and liabilities of IAA were accounted for and recognized at fair value at acquisition, and the fair value adjustments will continue to amortize over their respective estimated useful lives in the periods following the acquisition. The Company believes that it is useful for investors to eliminate the effect of purchase accounting and that doing so provides valuable insights into how management manages the combined business. As such, the Company has adjusted for the effect of the incremental net depreciation on the step up in fair value of property, plant and equipment and the incremental net rent expense on the step up in the fair value of operating lease right-of-use assets. The Company has also adjusted for the amortization of acquired intangible assets and for the impact of purchase accounting on prepaid consigned vehicle charges.

Adjusted Operating Income Reconciliation

We believe that adjusted operating income provides useful information about the growth or decline of our operating income for the relevant financial period and eliminates the financial impact of adjusting items that we do not consider to be part of our normal operating results. Adjusted operating income enhances our ability to evaluate and understand ongoing operations, underlying business profitability, and facilitate the allocation of resources.

Adjusted operating income eliminates the financial impact of adjusting items from operating income, which are significant items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, prepaid consigned vehicles charges, purchase accounting adjustments relating to long-lived assets, and certain other items, which we refer to as “adjusting items”.

The following table reconciles adjusted operating income to operating income, which is the most directly comparable GAAP measure in our consolidated financial statements.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Operating income	$179.6	$91.6	96%	$154.7	$324.4	(52)%
Share-based payments expense	12.3	13.6	(10)%	19.0	19.0	—%
Acquisition-related and integration costs	46.3	3.4	1,262%	172.5	13.0	1,227%
Amortization of acquired intangible assets	76.0	8.4	805%	92.7	17.0	445%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.5)	1.2	(225)%	(1.5)	(168.7)	(99)%
Prepaid consigned vehicles charges	(39.7)	—	(100)%	(52.1)	—	(100)%
Other advisory, legal and restructuring costs	0.5	1.1	(55)%	0.7	3.4	(79)%
Purchase accounting adjustments relating to long-lived assets	7.5	—	100%	7.5	—	100%
Adjusted operating income	$281.0	$119.3	136%	$393.5	$208.1	89%
(1)	Please refer to pages 62-64 for a summary of adjusting items during the three and six months ended June 30, 2023 and June 30, 2022.
(2)	Adjusted operating income represents operating income excluding the effects of adjusting items.

RB Global, Inc.	54

Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders Reconciliation

We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, purchase accounting adjustments, and certain other items, which we refer to as “adjusting items”.

On February 1, 2023, we sold $485.0 million of participating Series A Senior Preferred Shares, convertible into common shares of the Company at an initial conversion price of $73.00 per share, and $15.0 million of common shares of the Company. The preferred equity is considered a participating security, and as a result, beginning in the first quarter of 2023, the Company calculated diluted EPS using the two-class method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares to common shares as well as the effect of any shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive. Under this method, earnings are allocated to holders of common stock and preferred stock based on dividends declared and their respective participation rights in undistributed earnings. During the second quarter and first six months of 2023, as a result, our net income available to common stockholders is lower by the cumulative dividends and allocated earnings to Series A Senior Preferred shareholders.

RB Global, Inc.	55

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Net income available to common stockholders	$77.4	$53.4	45%	$44.2	$231.5	(81)%
Share-based payments expense	12.3	13.6	(10)%	19.0	19.0	—%
Acquisition-related and integration costs	46.3	3.4	1,262%	172.5	13.0	1,227%
Amortization of acquired intangible assets	76.0	8.4	805%	92.7	17.0	445%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.5)	1.2	(225)%	(1.5)	(168.7)	(99)%
Gain on remeasurement of previously held interest in VeriTread	—	—	—%	(1.4)	—	(100)%
Prepaid consigned vehicles charges	(39.7)	—	(100)%	(52.1)	—	(100)%
Loss on redemption of the 2021 Notes and certain related interest expense	—	9.7	(100)%	—	9.7	(100)%
Loss on redemption of the 2016 Notes	—	—	—%	3.3	—	100%
Change in fair value of derivatives	—	—	—%	—	(1.3)	(100)%
Other advisory, legal and restructuring costs	0.5	1.1	(55)%	0.7	3.4	(79)%
Purchase accounting adjustments relating to long-lived assets	7.5	—	100%	7.5	—	100%
Related tax effects of the above	(20.6)	(7.7)	168%	(54.3)	10.4	(622)%
Remeasurement of deferred tax in connection with business combination	—	—	—%	(1.5)	—	(100)%
Related allocation of the above to participating securities	(2.9)	—	(100)%	(4.6)	—	(100)%
Adjusted net income available to common stockholders	$155.3	$83.1	87%	$224.5	$134.0	68%
Weighted average number of dilutive shares outstanding	182,810,399	111,705,102	64%	152,404,830	111,681,644	36%
Diluted earnings per share available to common stockholders	$0.42	$0.48	(13)%	$0.29	$2.07	(86)%
Diluted adjusted earnings per share available to common stockholders	$0.85	$0.74	15%	$1.47	$1.20	23%
(1)	Please refer to pages 62-64 for a summary of adjusting items during the three and six months ended June 30, 2023 and June 30, 2022.
(2)	Net income available to common stockholders is computed as: net income attributable to controlling interests less cumulative dividends on Series A Senior Preferred Shares and allocated earnings to participating securities.
(3)	Adjusted net income available to common stockholders represents net income available to common stockholders excluding the effects of adjusting items.
(4)	Diluted adjusted EPS available to common stockholders is calculated by dividing adjusted net income available to common stockholders by the weighted average number of dilutive shares outstanding, except that it is computed based upon the lower of the two-class method or the if-converted method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares, and the effect of shares issuable under the Company’s stock-based incentive plans if such effect is dilutive.

RB Global, Inc.	56

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

The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
			2023 over			2023 over
(in U.S. dollars in millions, except percentages)	2023	2022	2022	2023	2022	2022
Net income	$86.8	$53.4	63%	$58.6	$231.5	(75)%
Add: depreciation and amortization	109.6	24.3	351%	145.8	48.5	201%
Add: interest expense	65.0	18.5	251%	85.9	39.1	120%
Less: interest income	(5.0)	(0.9)	456%	(11.3)	(1.4)	707%
Add: income tax expense	32.6	21.6	51%	23.4	57.9	(60)%
EBITDA	289.0	116.9	147%	302.4	375.6	(19)%
Share-based payments expense	12.3	13.6	(10)%	19.0	19.0	—%
Acquisition-related and integration costs	46.3	3.4	1,262%	172.5	13.0	1,227%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.5)	1.2	(225)%	(1.5)	(168.7)	(99)%
Gain on remeasurement of previously held interest in VeriTread	—	—	—%	(1.4)	—	(100)%
Prepaid consigned vehicles charges	(39.7)	—	(100)%	(52.1)	—	(100)%
Change in fair value of derivatives	—	—	—%	—	(1.3)	(100)%
Other advisory, legal and restructuring costs	0.5	1.1	(55)%	0.7	3.4	(79)%
Purchase accounting adjustments relating to long-lived assets	0.9	—	100%	0.9	—	100%
Adjusted EBITDA	$307.8	$136.2	126%	$440.5	$241.0	83%
(1)	Please refer to pages 62-64 for a summary of adjusting items during the three and six months ended June 30, 2023 and June 30, 2022.
(2)	Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related and integration costs, (gain) loss on disposition of property, plant and equipment and related costs, gain on remeasurement of previously held interest in VeriTread, prepaid consigned vehicle charges, change in fair value of derivatives, other advisory, legal and restructuring costs, which include terminated and ongoing transaction costs, purchase accounting adjustments relating to long-lived assets and excluding the effects of any other unusual adjusting items.
(3)	Purchase accounting adjustments relating to long-lived assets for the calculation of adjusted EBITDA relates to the incremental rent expense in cost of services on the fair value step up of operating lease right-of-use assets, associated with the application of purchase accounting.

RB Global, Inc.	57

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

	At and for the twelve months ended June 30,
					% Change
(in U.S. dollars in millions, except percentages)	2023		2022		2023 over 2022
Short-term debt	$17.2		$8.6		100%
Long-term debt	3,123.4		644.4		385%
Debt	3,140.6		653.0		381%
Less: cash and cash equivalents	(432.9)		(367.3)		18%
Adjusted net debt	2,707.7		285.7		848%
Net income	$146.8		$294.4		(50)%
Add: depreciation and amortization	194.4		93.4		108%
Add: interest expense	104.6		58.3		79%
Less: interest income	(16.9)		(2.2)		668%
Add: income tax expense	51.7		81.8		(37)%
EBITDA	480.6		525.7		(9)%
Share-based payments expense	37.0		30.8		20%
Acquisition-related and integration costs	196.7		37.3		427%
Loss (gain) on disposition of property, plant and equipment and related costs	0.3		(169.9)		(100)%
Gain on remeasurement of previously held interest in VeriTread	(1.4)		—		(100)%
Prepaid consigned vehicles charges	(52.1)		—		(100)%
Other advisory, legal and restructuring costs	2.4		6.6		(64)%
Purchase accounting adjustments relating to long-lived assets	0.9		—		100%
Adjusted EBITDA	$664.4		$430.5		54%
Debt/net income	21.4	x	2.2	x	873%
Adjusted net debt/adjusted EBITDA	4.1	x	0.7	x	486%
(1)	Please refer to pages 62-64 for a summary of adjusting items during the trailing twelve months ended June 30, 2023 and June 30, 2022.
(2)	Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back share-based payments expense, acquisition-related and integration costs, loss (gain) on disposition of property, plant and equipment and related costs, gain on remeasurement of previously held interest in VeriTread, prepaid consigned vehicle charges, other advisory, legal and restructuring costs which includes terminated and ongoing transaction costs, purchase accounting adjustment relating to operating lease right-of-use assets, and excluding the effects of any other unusual adjusting items.
(3)	Adjusted net debt is calculated by subtracting cash and cash equivalents from short and long-term debt and long-term debt in escrow.
(4)	Adjusted net debt/Adjusted EBITDA is calculated by dividing adjusted net debt by adjusted EBITDA.
(5)	Purchase accounting adjustments relating to long-lived assets for the calculation of adjusted EBITDA relates to the incremental rent expense in cost of services on the fair value step up of operating lease right-of-use assets, associated with the application of purchase accounting.

RB Global, Inc.	58

Operating Free Cash Flow (“OFCF”) Reconciliation

We believe OFCF, when compared on a trailing twelve-month basis to different financial periods, provides an effective measure of the cash generated by our business and provides useful information regarding cash flows remaining for discretionary return to stockholders, mergers and acquisitions, or debt reduction. Our balance sheet scorecard includes OFCF as a performance metric. OFCF is also an element of the performance criteria for certain annual short-term and long-term incentive awards.

The following table reconciles OFCF to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	Twelve months ended June 30,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Cash provided by operating activities	$314.9	$304.2	4%
Property, plant and equipment additions	(119.7)	(9.7)	1,134%
Intangible asset additions	(69.1)	(32.0)	116%
Proceeds on disposition of property plant and equipment	31.5	166.7	(81)%
Net capital (spending) proceeds	$(157.3)	$125.0	(226)%
OFCF	$157.6	$429.2	(63)%
(1)	OFCF is calculated by subtracting net capital spending from cash provided by operating activities.

RB Global, Inc.	59

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

RB Global, Inc.	60

The following table reconciles adjusted return and adjusted ROIC to net income available to common stockholders and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	At and for the twelve months ended June 30,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Net income (loss) attributable to controlling interests	$147.0	$294.3	(50)%
Add:
Interest expense	104.6	58.3	79%
Interest income	(16.9)	(2.2)	668%
Interest, net	87.7	56.1	56%
Tax on interest, net	(21.5)	(14.8)	45%
Reported return	$213.2	$335.6	(36)%

Add:
Share-based payments expense	37.0	30.8	20%
Acquisition-related and integration costs	196.7	37.3	427%
Amortization of acquired intangible assets	109.1	31.5	246%
Loss (gain) on disposition of property, plant and equipment and related costs	0.3	(169.9)	(100)%
Gain on remeasurement of previously held interest in VeriTread	(1.4)	—	(100)%
Prepaid consigned vehicles charges	(52.1)	—	(100)%
Other advisory, legal and restructuring costs	2.4	6.6	(64)%
Purchase accounting adjustments relating to long-lived assets	0.9	—	100%
Related tax effects of the above	(68.7)	(0.8)	8,488%
Remeasurement of deferred tax in connection with business combination	(1.5)	—	(100)%
Adjusted return	$435.9	$271.1	61%

Short-term debt - opening balance	$8.6	$35.2	(76)%
Short-term debt - ending balance	17.2	8.6	100%
Average short-term debt	12.9	21.9	(41)%
Long-term debt - opening balance	644.4	636.5	1%
Long-term debt - ending balance	3,123.3	644.4	385%
Average long-term debt	1,883.9	640.5	194%
Preferred equity - opening balance	—	—	—%
Preferred equity - ending balance	482.0	—	100%
Average preferred equity	241.0	—	100%
Stockholders' equity - opening balance	1,243.7	1,056.3	18%
Stockholders' equity - ending balance	4,919.8	1,243.7	296%
Average stockholders' equity	3,081.8	1,150.0	168%
Average invested capital	$5,219.6	$1,812.4	188%

ROIC	4.1%	18.5%	(1,440)	bps
Adjusted ROIC	8.4%	15.0%	(660)	bps

(1)	Please refer to pages 62-64 for a summary of adjusting items during the trailing twelve months ended June 30, 2023 and June 30, 2022.
(2)	ROIC is calculated as reported return divided by average invested capital. We calculate average invested capital as the average short-term, long-term debt and average stockholders’ equity over a trailing twelve-month period.
(3)	Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital.
(4)	Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

RB Global, Inc.	61

Adjusting items during the trailing twelve months ended June 30, 2023 were:

Recognized in the second quarter of 2023

●	$12.3 million share-based payments expense.
●	$46.3 million of acquisition-related and integration costs primarily relating to the acquisition of IAA, which was completed on March 20, 2023. Acquisition-related and integration costs includes a net $16.3 million settlement expense made to terminate a non-compete agreement to which IAA was bound, consulting and other costs incurred in integration of IAA, severance and related accelerated share-based payment expenses for employees as certain functions are integrated, and other legal and acquisition-related costs.
●	$76.0 million amortization of acquired intangible assets, which includes $67.6 million of amortization relating to the acquired intangible assets from IAA since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021, respectively.
●	$1.5 million gain on disposition of property, plant and equipment and related costs, which primarily includes a $2.0 million gain for the sale of a property in the United States, partially offset by a $1.2 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022.
●	$39.7 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
●	$0.5 million of legal and other consulting costs associated with the Canada Revenue Agency’s (“CRA”) investigation.
●	$7.5 million purchase accounting adjustments relating to long lived assets to eliminate the incremental depreciation on the fair value step up of property, plant and equipment of $6.6 million, combined with the effect of aligning accounting policies on useful lives, and the incremental rent expense in cost of services of $0.9 million on the fair value step up of operating lease right-of-use assets, associated with the application of purchase accounting in accounting for the acquisition of IAA.

Recognized in the first quarter of 2023

●	$6.7 million share-based payments expense.
●	$126.2 million of acquisition-related and integration costs primarily relating to the acquisition of IAA, which was completed on March 20, 2023. Acquisition-related and integration costs include financing, severance for certain IAA executives, related accelerated share-based payment expenses and other consulting, legal and other costs incurred to effect the acquisition or integration of the combined businesses.
●	$16.6 million amortization of acquired intangible assets, which includes $7.7 million of amortization relating to the acquired intangible assets from IAA for the 11-day period since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021 respectively.
●	$4.0 thousand loss on disposition of property, plant and equipment and related costs includes a $1.2 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, offset by $1.2 million gain related to a sale of a property located in Dubai, United Arab Emirates.
●	$1.4 million gain relating to the remeasurement of the Company’s previously held 11% interest in VeriTread, in connection with the acquisition of VeriTread in January 2023.
●	$12.4 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
●	$3.3 million loss on redemption of the 2016 Notes due to the difference between the reacquisition price of the 2016 Notes and the net carrying amount of the extinguishment debt (primarily unrecognized deferred debt issuance costs).
●	$0.2 million of legal and other consulting costs associated with the CRA’s investigation.
●	$1.5 million from the remeasurement of the Company’s US opening deferred tax balances driven by a recalculation of a new U.S. tax rate for the Company following the acquisition of IAA.

RB Global, Inc.	62

Recognized in the fourth quarter of 2022

●	$9.1 million share-based payments expense.
●	$22.2 million of acquisition-related and integration costs primarily relating to the proposed acquisition of IAA, and the share-based continuing employment costs for the acquisitions of Rouse and SmartEquip.
●	$8.2 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$0.9 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, partially offset by $0.3 million gain on disposition of property, plant and equipment in the quarter.
●	$0.2 million of restructuring costs relating to retention costs in connection with the restructuring of our information technology team during the year.

Recognized in the third quarter of 2022

●	$8.8 million share-based payments expense.
●	$2.0 million of acquisition-related and integration costs primarily relating to the share-based continuing employment costs for the acquisitions of Rouse and SmartEquip.
●	$8.2 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$0.9 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, offset by $0.3 million gain on disposition of property, plant and equipment in the quarter.
●	$1.5 million of other advisory, legal and restructuring costs, which include $1.1 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team during the first quarter of 2022, driven by our strategy to build a new digital technology platform, and $0.1 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Adjusting items during the trailing twelve months ended June 30, 2022 were:

Recognized in the second quarter of 2022

●	$13.6 million share-based payments expense.
●	$3.4 million of acquisition-related and integration costs related to the terminated acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$8.4 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$1.2 million gain on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, and $0.1 million gain on disposition of property, plant and equipment in the quarter.
●	$9.7 million loss on redemption of the 2021 Notes and certain related interest expense includes (a) $4.8 million of loss on redemption of the 2021 Notes due to a difference between the reacquisition price of the 2021 Notes and the net carrying amount of the extinguished debt (primarily the write off of the unamortized debt issuance costs), (b) $0.7 million of deferred debt issuance costs written off due to the expiry of the undrawn $205.0 million DDTL Facility in the quarter, and (c) interest expense of $4.2 million incurred in the quarter relating to the 2021 Notes, which were redeemed as a result of the terminated Euro Auctions acquisition in April 2022.
●	$1.1 million of other advisory, legal and restructuring costs, which include $0.6 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, and $0.2 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

RB Global, Inc.	63

Recognized in the first quarter of 2022

●	$5.4 million share-based payments expense.
●	$8.5 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$169.8 million gain recognized on the disposition of property, plant and equipment of which $169.1 million related to the sale of a property located in Bolton, Ontario.
●	$9.6 million of acquisition-related and integration costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$1.3 million gain due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.3 million of other advisory, legal and restructuring costs, which include $0.9 million related to severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, $0.5 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million of SOX remediation costs, and $0.6 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the fourth quarter of 2021

●	$6.2 million share-based payments expense.
●	$7.9 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet, SmartEquip, and Rouse.
●	$14.0 million of acquisition-related and integration costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
●	$0.1 million gain recognized on the disposition of property, plant and equipment
●	$1.3 million loss due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
●	$2.6 million of other advisory, legal and restructuring costs, which include $1.4 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.7 million of SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, and $0.5 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.

Recognized in the third quarter of 2021

●	$5.6 million share-based payments expense.
●	$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
●	$10.3 million of acquisition-related and integration costs related to the acquisitions of Rouse, and SmartEquip and proposed acquisition of Euro Auctions.
●	$1.1 million gain recognized on the sale of a property in Denver, Colorado.
●	$0.7 million of advisory, consulting and legal costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the third quarter of 2021.

RB Global, Inc.	64

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2023 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and the Principal Finance and Accounting Officer (“Principal Financial Officer”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the Principal Financial Officer concluded that, as of June 30, 2023, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and Principal Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

Other than related to the acquisition of IAA, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. We are currently in the process of integrating the IAA operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

RB Global, Inc.	65

PART II – OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.

ITEM 1A:     RISK FACTORS

Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, which are available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com. As of the date of this filing, there have been no material changes to such risk factors. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks occur, our business, financial and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:     OTHER INFORMATION

On June 15, 2023, Starboard Value LP (“Starboard”), of which Jeffrey Smith, a member of the Company’s board of directors, is Chief Executive Officer and a Managing Member, entered into a Rule 10b5-1 Selling Plan (the “10b5-1 Plan”) on behalf of certain funds and accounts it manages. The 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The 10b5-1 Plan provides solely for the sale of any common shares of the Company that Starboard may receive in the future in satisfaction of dividend payments on the Company’s Series A Senior Preferred Shares held by Starboard. The Company has no current plans to pay dividends on the Series A Preferred Shares in the form of common shares.

The 10b5-1 Plan will be in effect for a term of ten years, unless terminated earlier upon (i) the sale of all of the Company’s common shares received by Starboard in satisfaction of dividend payments on the Company’s Series A Senior Preferred Shares held by Starboard; (ii) the commencement of any voluntary or involuntary case or other proceeding seeking liquidation, reorganization or other relief under any bankruptcy, insolvency or similar law or seeking the appointment of a trustee, receiver or other similar official, or the taking of any corporate action by Starboard to authorize or commence any of the foregoing; (iii) the public announcement of a tender or exchange offer for the Company’s common shares or of a merger, acquisition, recapitalization or other similar business combination or transaction as a result of which the Company’s common shares would be exchanged for or converted into cash, securities or other property; or (iv) written notice that Starboard has terminated the 10b5-1 Plan.

RB Global, Inc.	66

ITEM 6:     EXHIBITS

Exhibits

The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit
Number	Document
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023).
10.1	Ritchie Bros. Auctioneers Incorporated 2023 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2023).
10.2	Ritchie Bros. Auctioneers Incorporated 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: August 3, 2023	By:	/s/ Jim Kessler
Jim Kessler
Chief Executive Officer

Dated: August 3, 2023	By:	/s/ Megan Cash
Megan Cash
Principal Finance and Accounting Officer (Principal Financial Officer)

RB Global, Inc.	67