Form 10-Q
period 2023-09-30
RB GLOBAL INC.
filed 2023-11-09
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 182,332,773 common shares, without par value, outstanding as of November 8, 2023.

RB GLOBAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Expressed in millions of U.S. dollars, except share and per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$773.8	$246.7	$1,923.4	$778.0
Inventory sales revenue	246.0	164.8	715.3	511.9
Total revenue	1,019.8	411.5	2,638.7	1,289.9

Operating expenses:
Costs of services	316.8	41.5	680.5	125.6
Cost of inventory sold	230.0	147.3	673.4	455.0
Selling, general and administrative	203.5	133.2	546.2	404.1
Acquisition-related and integration costs	23.1	2.0	195.6	15.1
Depreciation and amortization	101.1	24.3	246.9	72.8
Total operating expenses	874.5	348.3	2,342.6	1,072.6
Gain on disposition of property, plant and equipment	0.5	0.3	4.4	170.5
Operating income	145.8	63.5	300.5	387.8

Interest expense	(63.7)	(9.2)	(149.6)	(48.3)
Interest income	4.5	1.8	15.8	3.2
Change in fair value of derivatives, net	—	—	—	1.3
Other income, net	0.4	1.1	3.0	2.2
Foreign exchange (loss) gain	(0.7)	0.4	(1.4)	0.8
Income before income taxes	86.3	57.6	168.3	347.0

Income tax expense	23.1	14.7	46.5	72.6
Net income	$63.2	$42.9	$121.8	$274.4

Net income attributable to:
Controlling interests	$63.4	$42.9	$122.2	$274.4
Redeemable non-controlling interests	(0.2)	—	(0.4)	—
Net income	$63.2	$42.9	$121.8	$274.4

Net income attributable to controlling interests	63.4	42.9	122.2	274.4
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	—	(17.6)	—
Allocated earnings to Series A Senior Preferred Shares	(2.0)	—	(5.5)	—
Net income available to common stockholders	$54.7	$42.9	$99.1	$274.4

Earnings per share available to common stockholders:
Basic	$0.30	$0.39	$0.61	$2.48
Diluted	$0.30	$0.38	$0.61	$2.45

Weighted average number of shares outstanding:
Basic	182,148,717	110,838,237	161,724,677	110,750,021
Diluted	183,601,601	112,209,535	162,916,593	111,858,095
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	1

Condensed Consolidated Statements of Comprehensive Income (Expressed in millions of U.S. dollars) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$63.2	$42.9	$121.8	$274.4
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	(31.4)	(30.5)	1.6	(54.4)
Total comprehensive income	$31.8	$12.4	$123.4	$220.0

Total comprehensive income attributable to:
Controlling interests	$32.0	$12.4	$123.8	$220.0
Redeemable non-controlling interests	(0.2)	—	(0.4)	—
Total comprehensive income	$31.8	$12.4	$123.4	$220.0
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets (Expressed in millions of U.S. dollars, except share data) (Unaudited)

	September 30, 2023	December 31, 2022
Assets

Cash and cash equivalents	$428.3	$494.3
Restricted cash	130.9	131.6
Trade and other receivables, net of allowance for credit losses of $4.9 and $3.3 respectively	908.7	183.2
Prepaid consigned vehicle charges	66.2	—
Inventory	173.9	103.1
Other current assets	83.3	48.3
Income taxes receivable	43.2	2.6
Total current assets	1,834.5	963.1

Property, plant and equipment	1,150.4	459.1
Operating lease right-of-use assets	1,467.2	123.0
Other non-current assets	91.2	40.4
Intangible assets	2,952.8	322.7
Goodwill	4,508.2	948.8
Deferred tax assets	8.5	6.6
Total assets	$12,012.8	$2,863.7

Liabilities, Temporary Equity and Equity

Auction proceeds payable	$662.3	$449.0
Trade and other liabilities	579.2	258.7
Current operating lease liabilities	108.7	12.7
Income taxes payable	6.9	41.3
Short-term debt	4.7	29.1
Current portion of long-term debt	41.2	4.4
Total current liabilities	1,403.0	795.2

Long-term operating lease liabilities	1,337.8	111.9
Long-term debt	3,081.0	577.1
Other non-current liabilities	70.8	35.4
Deferred tax liabilities	715.6	54.0
Total liabilities	6,608.2	1,573.6

Temporary equity:
Series A Senior Preferred Shares; no par value, shares authorized, issued and outstanding: 485,000,000 (December 31, 2022: nil)	482.0	—
Redeemable non-controlling interest	8.5	—

Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 182,249,852 (December 31, 2022: 110,881,363)	4,010.7	246.3
Additional paid-in capital	92.1	85.3
Retained earnings	892.5	1,043.2
Accumulated other comprehensive loss	(83.5)	(85.1)
Stockholders' equity	4,911.8	1,289.6
Non-controlling interests	2.3	0.5
Total stockholders' equity	4,914.1	1,290.1
Total liabilities, temporary equity and equity	$12,012.8	$2,863.7

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Equity (Expressed in millions of U.S. dollars, except where noted) (Unaudited)

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest ("NCI")	Total equity
	Senior A Senior Preferred Shares			Common stock		Additional paid-In capital ("APIC")	Retained earnings	Accumulated other comprehensive loss
Three months ended September 30, 2023	Number of shares	Amount		Number of shares	Amount

Balance, June 30, 2023	485,000,000	$482.0	$8.7	181,983,976	$3,995.1	$89.7	$887.1	$(52.1)	$2.3	$4,922.1
Net income	—	—	(0.2)	—	—	—	63.4	—	—	63.4
Other comprehensive income	—	—	—	—	—	—	—	(31.4)	—	(31.4)
	—	—	(0.2)	—	—	—	63.4	(31.4)	—	32.0
Stock option exercises	—	—	—	250,275	14.5	(2.9)	—	—	—	11.6
Issuance of common stock related to vesting of share units	—	—	—	15,601	0.8	(1.3)	—	—	—	(0.5)
Share-based continuing employment costs related to business combinations	—	—	—	—	0.3	0.4	—	—	—	0.7
Share-based payments expense	—	—	—	—	—	5.9	—	—	—	5.9
Equity-classified share units dividend equivalents	—	—	—	—	—	0.3	(0.3)	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(1.8)	—	—	(1.8)
Cumulative 5.5% dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(6.7)	—	—	(6.7)
Dividends paid to common stockholders	—	—	—	—	—	—	(49.2)	—	—	(49.2)
Balance, September 30, 2023	485,000,000	$482.0	$8.5	182,249,852	$4,010.7	$92.1	$892.5	$(83.5)	$2.3	$4,914.1

Three months ended September 30, 2022

Balance, June 30, 2022	—	$—	$—	110,791,788	$235.2	$73.0	$1,015.3	$(79.9)	$0.4	$1,244.0
Net income	—	—	—	—	—	—	42.9	—	—	42.9
Other comprehensive loss	—	—	—	—	—	—	—	(30.5)	—	(30.5)
	—	—	—	—	—	—	42.9	(30.5)	—	12.4
Stock option exercises	—	—	—	75,511	3.5	(0.6)	—	—	—	2.9
Issuance of common stock related to vesting of share units	—	—	—	3,484	0.1	(0.2)	—	—	—	(0.1)
Share-based continuing employment costs related to business combinations	—	—	—	—	0.3	1.5	—	—	—	1.8
Share-based payments expense	—	—	—	—	—	8.0	—	—	—	8.0
Equity-classified share units dividend equivalents	—	—	—	—	—	0.2	(0.2)	—	—	—
Dividends paid to common stockholders	—	—	—	—	—	—	(29.9)	—	—	(29.9)
Balance, September 30, 2022	—	$—	$—	110,870,783	$239.1	$81.9	$1,028.1	$(110.4)	$0.4	$1,239.2

RB Global, Inc.	4

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest ("NCI")	Total equity
	Senior A Senior Preferred Shares			Common stock		Additional paid-In capital ("APIC")	Retained earnings	Accumulated other comprehensive loss
Nine months ended September 30, 2023	Number of shares	Amount		Number of shares	Amount

Balance, December 31, 2022	—	$—	$—	110,881,363	$246.3	$85.3	$1,043.2	$(85.1)	$0.5	$1,290.1
Net income	—	—	(0.4)	—	—	—	122.2	—	—	122.2
Other comprehensive income	—	—	—	—	—	—	—	1.6	—	1.6
	—	—	(0.4)	—	—	—	122.2	1.6	—	123.8
Stock option exercises	—	—	—	351,349	19.4	(3.8)	—	—	—	15.6
Issuance of common stock related to vesting of share units	—	—	—	426,254	15.9	(33.6)	—	—	—	(17.7)
Issuance of common stock related to business combination	—	—	—	70,339,723	3,713.2	—	—	—	—	3,713.2
Share-based continuing employment costs related to business combinations	—	—	—	—	0.9	1.4	—	—	—	2.3
Replacement of share-based awards in business combination	—	—	—	—	—	13.1	—	—	—	13.1
Share-based payments expense	—	—	—	—	—	28.5	—	—	—	28.5
Equity-classified share units dividend equivalents	—	—	—	—	—	1.2	(1.2)	—	—	—
NCI acquired in business combination	—	—	8.9	—	—	—	—	—	1.8	1.8
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	485,000,000	482.0	—	251,163	15.0	—	—	—	—	15.0
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(5.4)	—	—	(5.4)
Cumulative 5.5% dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(17.6)	—	—	(17.6)
Dividends paid to common stockholders	—	—	—	—	—	—	(248.7)	—	—	(248.7)
Balance, September 30, 2023	485,000,000	$482.0	$8.5	182,249,852	$4,010.7	$92.1	$892.5	$(83.5)	$2.3	$4,914.1

Nine months ended September 30, 2022

Balance, December 31, 2021	—	$—	$—	110,618,049	$227.5	$59.5	$839.6	$(56.0)	$0.4	$1,071.0
Net income	—	—	—	—	—	—	274.4	—	—	274.4
Other comprehensive loss	—	—	—	—	—	—	—	(54.4)	—	(54.4)
	—	—	—	—	—	—	274.4	(54.4)	—	220.0
Stock option exercises	—	—	—	155,694	7.1	(1.3)	—	—	—	5.8
Issuance of common stock related to vesting of share units	—	—	—	97,040	2.4	(6.1)	—	—	—	(3.7)
Share-based continuing employment costs related to business combinations	—	—	—	—	2.1	3.9	—	—	—	6.0
Share-based payments expense	—	—	—	—	—	25.3	—	—	—	25.3
Equity-classified share units dividend equivalents	—	—	—	—	—	0.6	(0.6)	—	—	—
Dividends paid to common stockholders	—	—	—	—	—	—	(85.3)	—	—	(85.3)
Balance, September 30, 2022	—	$—	$—	110,870,783	$239.1	$81.9	$1,028.1	$(110.4)	$0.4	$1,239.2
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	5

Condensed Consolidated Statements of Cash Flows (Expressed in millions of U.S. dollars) (Unaudited)

Nine months ended September 30, 2023	2023	2022
Cash provided by (used in):
Operating activities:
Net income	$121.8	$274.4
Adjustments for items not affecting cash:
Depreciation and amortization	246.9	72.8
Share-based payments expense	39.9	31.4
Deferred income tax (benefit) expense	(31.4)	7.9
Unrealized foreign exchange loss (gain)	5.4	(5.3)
Gain on disposition of property, plant and equipment	(4.4)	(170.5)
Loss on redemption of Notes	3.3	4.8
Amortization of debt issuance costs	7.1	3.1
Amortization of right-of-use assets	72.9	13.9
Change in fair value of derivatives	—	(1.2)
Gain on remeasurement of investment upon acquisition	(1.4)	—
Other, net	7.0	2.8
Net changes in operating assets and liabilities	(260.4)	29.8
Net cash provided by operating activities	206.7	263.9
Investing activities:
Acquisition of IAA, net of cash acquired	(2,755.2)	—
Acquisition of VeriTread, net of cash acquired	(24.7)	—
Acquisition of SmartEquip, net of cash acquired	—	(0.1)
Property, plant and equipment additions	(153.6)	(26.3)
Proceeds on disposition of property, plant and equipment	31.6	165.2
Intangible asset additions	(83.3)	(28.2)
Issuance of loans receivable	(18.8)	(7.0)
Repayment of loans receivable	2.3	4.7
Other	(0.6)	—
Net cash (used in) provided by investing activities	(3,002.3)	108.3
Financing activities:
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	496.9	—
Dividends paid to common stockholders	(248.7)	(85.3)
Dividends paid to Series A Senior Preferred shareholders	(21.9)	—
Proceeds from exercise of options and share option plans	15.5	5.8
Payment of withholding taxes on issuance of shares	(14.6)	(3.9)
Net decrease in short-term debt	(23.9)	(4.2)
Proceeds from long-term debt	3,175.0	—
Repayment of long-term debt	(603.3)	(1,094.9)
Payment of debt issue costs	(41.7)	(3.6)
Repayment of finance lease obligations	(8.3)	(7.9)
Proceeds from equipment financing obligations	11.1	—
Repayment of equipment financing obligations	(5.3)	—
Payment of contingent consideration	(2.0)	—
Net cash provided by (used in) financing activities	2,728.8	(1,194.0)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	0.1	(25.6)
Decrease	(66.7)	(847.4)
Beginning of period	625.9	1,362.5
Cash and cash equivalents, and restricted cash, end of period	$559.2	$515.1
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	6

1. General Information
RB Global, Inc., formerly known as Ritchie Bros. Auctioneers Incorporated, and its subsidiaries (collectively referred to as the “Company”, “RB Global”, “we”, “us”, or “our”) provide a marketplace for insights, services and transaction solutions for commercial assets and vehicles. The Company offers its customers end-to-end transaction solutions for used commercial and other durable assets through its omnichannel platform, which includes auctions, online marketplaces, listing services, and private brokerage services. The Company also offers a wide array of value-added services connected to commercial assets and vehicles as well as asset management software and data as a service solutions to help customers make more accurate and reliable business decisions.
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
Reclassifications
The following reclassifications have been made in the presentation of prior period financial statements to conform to the presentation of the current period financial statements:
(i)reclassification in 2022 of $23.3 million from trade and other liabilities to auction proceeds payable relating to amounts payable to consignors from our auctions and marketplaces, which are held for various reasons beyond the typical payment terms of 21 days;

RB Global, Inc.	7

2. Significant Accounting Policies (continued)
(ii)reclassification in 2022 of $122.9 million from other non-current assets to operating lease right-of-use assets, $12.7 million from trade and other liabilities to current operating lease liabilities, and $111.9 million from other non-current liabilities to long-term operating lease liabilities; and
(iii)reclassification of $0.4 million and $0.8 million foreign exchange gain respectively for the three- and nine-month periods ended September 30, 2022, from operating income to a separate line below operating income.
3. Significant Judgements, Estimates and Assumptions
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
Significant items subject to estimates and judgments during the nine months ended September 30, 2023 related to the preliminary purchase price allocations for the acquisition of IAA.
Accounting for business combinations requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Such estimates of fair value require valuation methods which rely on significant estimates and assumptions. In connection with the acquisition of IAA, the valuation of intangible assets required significant estimates and assumptions and included estimates regarding future cash flows, growth rates, attrition rates, royalty rates, obsolescence rates, discount rates, terminal value and forecasted period assumptions, as applicable. The Company based these estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions, including assumptions as to the occurrence of future events. In addition, the valuation of acquired property, plant, and equipment required significant estimates and assumptions regarding the valuation of leasehold improvements, acquired yard equipment and other equipment, acquired land, and operating lease right-of-use assets. The valuation of acquired property, plant, and equipment was performed using a cost approach and required significant estimates and assumptions regarding the estimate of replacement cost, adjusted by an estimated depreciation rate to account for physical deterioration and obsolescence. The fair value of the acquired land and right-of-use assets were estimated using a sales comparison approach and included significant estimates and assumptions with respect to market value or market rents, growth rates, and discount rates, as applicable.
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
5. Business Combinations
(a)IAA Acquisition
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

RB Global, Inc.	8

5.    Business Combinations (continued)
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
The acquisition was accounted for in accordance with ASC 805, Business Combinations. The identifiable assets acquired and liabilities assumed have been recorded at their estimated preliminary acquisition date fair values. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed.
IAA Preliminary Purchase Price Allocation

Purchase price	$6,646.2

Assets acquired:
Cash and cash equivalents	164.9
Trade and other receivables	499.2
Prepaid consigned vehicle charges	8.7
Inventory	57.1
Other current assets	29.2
Income taxes receivable	2.6
Property, plant and equipment	627.5
Operating lease right-of-use assets	1,272.2
Other non-current assets	34.8
Intangible assets	2,712.1

Liabilities assumed:
Auction proceeds payable	60.7
Trade and other liabilities	261.3
Current operating lease liability	78.1
Income taxes payable	6.0
Long-term operating lease liability	1,166.1
Other non-current liabilities	30.3
Deferred tax liabilities	690.7

Fair value of identifiable net assets acquired	3,115.1
Goodwill acquired on acquisition	$3,531.1

RB Global, Inc.	9

5.    Business Combinations (continued)
The following table summarizes the preliminary fair values of the identifiable intangible assets acquired:

Asset	Preliminary fair value at acquisition	Weighted average amortization period
Customer relationships	$2,293.5	15 years
Developed technology	245.2	4 years
Trade names and trademarks	166.6	5 years
Software under development	6.8	—
Total	$2,712.1	13.4 years
The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the three months ended September 30, 2023, the Company revised and updated certain estimated fair values of assets acquired and liabilities assumed as described below. The fair value estimates of assets acquired and liabilities assumed is still preliminary pending the completion of various items, including obtaining further information regarding the identification and completeness of all assets acquired and liabilities assumed and completing certain review procedures in the finalization of various independent valuations of the assets acquired and liabilities assumed.
Certain of the more significant balances that are not yet finalized include the valuation of property, plant, and equipment, intangible assets, operating lease right-of-use assets and related lease liabilities, and related income tax considerations. Accordingly, management considers the balances above to be preliminary, and there could be adjustments to the consolidated financial statements in subsequent periods, including changes to depreciation and amortization expense related to the property, plant, and equipment and intangible assets acquired and their respective useful lives, among other adjustments. In addition, management will complete the allocation of goodwill acquired to its reporting units in the fourth quarter of 2023.
The final determination of the fair values of the assets acquired and liabilities assumed will be completed within the measurement period of up to one year from the acquisition date.
Measurement period adjustments
Certain measurement period adjustments were recorded in these condensed consolidated financial statements due to the receipt of additional information and updated preliminary valuation reports. Significant adjustments during the three months ended September 30, 2023, included:
(i)$257.6 million increase to intangible assets related to the updated valuation of customer relationships;
(ii)$62.4 million increase to deferred income tax liabilities related to the adjustment noted in (i) above; and
(iii)$185.7 million decrease to goodwill related to the adjustments noted in (i) and (ii) above, and other less significant adjustments.
During the three months ended September 30, 2023, as a result of the above change to the value assigned to and the estimated useful lives of the customer relationships intangible assets, the Company recorded adjustments to reverse amortization expense by $0.6 million relating to the three months ended March 31, 2023 and $5.2 million relating to the three months ended June 30, 2023, as though the measurement period adjustment described in (i) above had been recognized as of the acquisition date.
Goodwill
Goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of IAA, and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and systems. The transaction is considered a non-taxable business combination and the goodwill is not deductible for tax purposes.
Contributed Revenue and Net Income
The results of IAA’s operations are included in these unaudited condensed consolidated interim financial statements from the date of acquisition. For the three months ended September 30, 2023, the amount of IAA revenue and net income included in the consolidated income statement was $557.4 million and $71.3 million, respectively. From the date of acquisition to September 30, 2023, the amount of IAA revenue and net income included in the consolidated income statement was $1.2 billion and $148.2 million, respectively.

RB Global, Inc.	10

5.    Business Combinations (continued)
The following table includes unaudited pro forma financial information that presents the combined results of operations as if the IAA acquisition, the acquisition debt financing, and certain other related transactions had occurred on January 1, 2022, the beginning of the comparable annual period.
The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, and transaction costs. The unaudited pro forma financial information for the nine months ended September 30, 2022 also includes one-time acquisition-related expenses of $232.6 million, of which $60.0 million were IAA pre-acquisition transaction costs. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

	Three months ended September 30,	Nine months ended September 30,
	2022	2023	2022
Revenue	$908.6	$3,114.3	$2,863.8
Net income	9.1	280.0	58.9
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
(b)VeriTread Acquisition
On January 3, 2023, the Company acquired 8,889,766 units of VeriTread, for $25.1 million cash consideration from its existing unitholders and acquired another 1,056,338 units through an investment of $3.0 million cash. As a result, the Company increased its investment in VeriTread to 75% and obtained control of VeriTread pursuant to an amended operating agreement on January 18, 2023. Immediately prior to the acquisition, the Company owned 11% of VeriTread, with an acquisition date fair value of $4.3 million based on the per unit purchase price, and therefore, upon remeasurement of its previously held interest, the Company recorded a gain of $1.4 million in other income, net at acquisition. VeriTread is a transportation technology company that provides an online marketplace solution for open deck transport, connecting shippers and service providers.
Concurrently, the Company entered into a put/call agreement with one of the minority unitholders of VeriTread for its remaining units, another 21% ownership interest. Pursuant to this agreement, the minority unitholder has rights, in certain circumstances, to put or sell its remaining units of VeriTread to the Company, subject to VeriTread achieving certain performance targets at a predetermined value or fair value, depending on the timing and targets achieved. The Company also has the right to call or purchase the remaining units of the minority unitholder upon achievement of certain integration milestones at fair value. The redeemable non-controlling interest is classified in temporary equity on the interim condensed consolidated balance sheet, as the minority unitholder of VeriTread can put the remaining units to the Company for cash upon the achievement of certain performance targets, which is not within the control of the Company and is considered probable. An additional non-controlling interest of 4% held in VeriTread is classified within equity as that interest does not contain put/call options. At the end of each reporting period, if redemption of the redeemable non-controlling interest continues to be probable, then the carrying value of the redeemable non-controlling interest is adjusted to its estimated redemption value. The valuation of the redemption value at acquisition, and at each reporting period, requires management to assess whether VeriTread and the Company will be able to successfully achieve certain integration milestones and performance targets over a three-year period. At September 30, 2023 the Company determined that redemption of the redeemable non-controlling interest remains probable and that there has been no material change to the estimated redemption value.
The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

RB Global, Inc.	11

5.    Business Combinations (continued)
VeriTread Preliminary Purchase Price Allocation

Total cash consideration paid	$28.1
Fair value of previously held interest	4.3
Purchase price	$32.4

Assets acquired:
Cash and cash equivalents	3.4
Trade and other receivables, and other current assets	0.9
Intangible assets	14.7

Liabilities assumed:
Trade and other liabilities	1.1

Fair value of identifiable net assets acquired	17.9

Redeemable non-controlling interest	(8.9)
Non-controlling interest	(1.8)

Goodwill acquired on acquisition	$25.2
The following table summarizes the preliminary fair values of the identifiable intangible assets acquired:

Asset	Preliminary fair value at acquisition	Weighted average amortization period
Customer relationships	$7.2	5 years
Software and technology assets	7.1	7 years
Trade names and trademarks	0.4	2 years
Total	$14.7	5.9 years
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
(c)Terminated Euro Auctions Acquisition
On August 9, 2021, the Company entered into a Sale and Purchase Agreement (“SPA”) pursuant to which it agreed to purchase Euro Auctions Limited, William Keys & Sons Holdings Limited, Equipment & Plant Services Ltd, and Equipment Sales Ltd. (collectively, “Euro Auctions”), each being a private limited company incorporated in Northern Ireland (the “Euro Auctions Acquisition”). Under

RB Global, Inc.	12

5.    Business Combinations (continued)
the terms of the SPA, the Company was to acquire all of the outstanding shares of Euro Auctions from their existing shareholders for approximately £775.0 million (approximately $1.02 billion) cash consideration, to be paid on closing. On April 29, 2022, the Company made a decision to discontinue the Phase 2 review by the United Kingdom’s Competition and Markets Authority (“CMA”). The SPA automatically terminated on June 28, 2022. In addition, in April 2022, the Company terminated, without cost, its deal contingent forward currency contracts and on May 4, 2022, redeemed all of the 2021 Notes (Note 16) at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest.
6. Segment Information
The Company’s principal business activity is the management and disposition of used commercial equipment, vehicles and other durable assets.
Effective as of the first quarter of 2023, the Company determined that its operations are comprised of one reportable segment following the acquisition of IAA on March 20, 2023. Effective early August 2023, with the departures of the then CEO and CFO, the former President and COO was appointed CEO. At the current time, the Company has begun a search for a new CFO. The new CEO, who is the Chief Operating Decision Maker ("CODM") of the Company, has formed his leadership team and operating structure and based on how he expects to review and assess performance of the combined business and allocate resources, we expect the Company to remain as one operating and reportable segment. The CODM does not evaluate the performance of the Company or assess allocation of resources at any level below the consolidated level or based on assets and liabilities.
The Company’s geographic breakdown of total revenue and location is as follows:

Total revenue for the three months ended:	United States	Canada	Europe	Australia	Other	Consolidated
September 30, 2023	$767.1	$126.8	$80.6	$25.0	$20.3	$1,019.8
September 30, 2022	258.1	74.9	27.2	37.2	14.1	411.5

Total revenue for the nine months ended:
September 30, 2023	$1,881.5	$383.4	$223.1	$90.3	$60.4	$2,638.7
September 30, 2022	721.5	283.5	102.0	138.0	44.9	1,289.9
7. Revenue
The Company’s revenue from the rendering of services and the sale of inventory is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Commissions	$211.0	$108.2	$574.8	$361.0
Buyer fees	457.6	74.5	1,062.2	237.1
Marketplace services revenue	105.2	64.0	286.4	179.9
Total service revenue	773.8	246.7	1,923.4	778.0

Inventory sales revenue	246.0	164.8	715.3	511.9
Total revenue	$1,019.8	$411.5	$2,638.7	$1,289.9
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

RB Global, Inc.	13

8. Operating Expenses
Acquisition-related and Integration Costs
Acquisition-related and integration costs consist of operating expenses incurred in connection with business combinations, such as due diligence, advisory, legal, integration, severance, acceleration of share-based payments expense and share-based continuing employment costs. Integration costs primarily include costs with third-party consulting companies to support integration activities to achieve cost synergies and integration goals.
The following is a summary of our acquisition-related and integration costs:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
IAA
Financing	$—	$—	$30.0	$—
Severance	6.6	—	29.3	—
Integration	11.7	—	28.8	—
Acceleration of share-based payments expense	0.6	—	6.5	—
Legal	0.1	—	12.2	—
Investment banking, consulting and other acquisition-related costs	2.9	—	67.2	—
Settlement of pre-existing contractual arrangement	—		16.3
	21.9	—	190.3	—

Other acquisitions	1.2	2.0	5.3	15.1
Total acquisition-related and integration costs	$23.1	$2.0	$195.6	$15.1
During the second quarter of 2023, the Company paid $20.0 million to settle a pre-existing contractual arrangement held by IAA prior to the acquisition for the benefit of the combined business. The payment extinguished $3.7 million of related pre-acquisition accrued liabilities recognized on the balance sheet at acquisition and $16.3 million was recognized in acquisition-related and integration costs.
Depreciation and Amortization

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Depreciation	$24.9	$7.8	$61.9	$23.5
Amortization	76.2	16.5	185.0	49.3
	$101.1	$24.3	$246.9	$72.8
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
For the three months ended September 30, 2023, income tax expense was $23.1 million compared to an income tax expense of $14.7 million for the same period in 2022. The effective tax rate was 27% in the third quarter of 2023, compared to 26% in the third quarter of 2022. A higher tax rate was observed in the third quarter of 2023 compared to the third quarter of 2022 primarily due to higher tax expense related to tax uncertainties. Partially offsetting this increase was a higher estimated benefit related to Foreign-Derived Intangible Income ("FDII").

RB Global, Inc.	14

9. Income Taxes (continued)
For the nine months ended September 30, 2023, income tax expense was $46.5 million, compared to an income tax expense of $72.6 million for the same period in 2022. The effective tax rate was 28% for the nine months ended September 30, 2023, compared to 21% for the nine months ended September 30, 2022. The effective tax rate increased in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due an increase in the estimate of non-deductible expenses and the non-recurrence of the non-taxable gain portion on the sale of a parcel of land, including all buildings, in Bolton, Ontario. Partially offsetting these increases were a higher estimated benefit related to FDII, and a higher tax deduction for Performance Share Unit (“PSUs”) and Restrictive Share Unit (“RSUs”) expense that exceeded the related compensation expense.
The Canada Revenue Agency (“CRA”) has been conducting audits of the Company’s 2014, 2015, 2018, 2019 and 2020 taxation years. If the CRA challenges the manner in which the Company has filed its tax returns and reported its income with respect to any of the audits, the Company will have the option to appeal any such decision. While the Company believes it is, and has been, in full compliance with Canadian tax laws and expects to vigorously contest any proposed assessments or any notice of assessments or reassessments received from the CRA, the Company is unable to predict the ultimate outcome of these audits and the final disposition of any appeals pertaining to such audits. If the CRA makes an adverse determination and the Company is unsuccessful in appealing such determination reflected in any assessment or reassessment, then the Company could incur additional income taxes, penalties, and interest, which could have a material negative effect on its operations.
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
Potentially dilutive securities include unvested PSUs, unvested RSUs, outstanding stock options and stock committed under the Employee Stock Purchase Plan ("2023 ESPP"), a plan implemented and approved by the Company on June 15, 2023. The dilutive effect of potentially dilutive securities is reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The weighted average shares outstanding used to calculate basic and diluted EPS attributable to common stockholders were not adjusted for the potential common shares to be issued to settle the cumulative dividend payments and allocated earnings attributable to the Series A Senior Preferred Shares as such amounts are expected to be cash settled at the Company’s election.

RB Global, Inc.	15

10. Earnings Per Share Attributable to Common Stockholders (continued)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income available to common stockholders	$54.7	$42.9	$99.1	$274.4

Denominator:
Basic weighted average share outstanding	182,148,717	110,838,237	161,724,677	110,750,021
Effect of dilutive securities:
Share units	875,477	641,284	655,762	496,273
Stock options and ESPP	577,407	730,014	536,154	611,801
Diluted average shares outstanding	183,601,601	112,209,535	162,916,593	111,858,095

Net income per share attributable to common shares:
Basic	$0.30	$0.39	$0.61	$2.48
Diluted	$0.30	$0.38	$0.61	$2.45
11. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

Nine months ended September 30,	2023	2022
Trade and other receivables	$(224.2)	$(175.7)
Prepaid consigned vehicle charges	(57.4)	—
Inventory	(18.7)	(7.1)
Advances against auction contracts	(4.0)	(2.6)
Prepaid expenses and deposits	(0.7)	19.3
Income taxes receivable	(38.1)	12.5
Auction proceeds payable	152.9	159.3
Trade and other liabilities	60.8	(5.1)
Income taxes payable	(40.9)	32.5
Operating lease obligations	(89.4)	(9.8)
Other	(0.7)	6.5
Net changes in operating assets and liabilities	$(260.4)	$29.8
Interest and Tax Payments

Nine months ended September 30,	2023	2022
Interest paid, net of interest capitalized	$126.8	$36.0
Interest received	15.8	3.2
Net income taxes paid	155.6	19.2

Non-cash purchase of property, plant and equipment under finance lease	10.2	7.5
Non-cash operating right of use assets obtained in exchange for new lease obligations	147.9	19.9

RB Global, Inc.	16

12. Fair Value Measurement
All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement or disclosure:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at measurement date;
•Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
•Level 3: Unobservable inputs for the asset or liability.

		September 30, 2023		December 31, 2022
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Fair values disclosed:
Loans receivable	Level 2	$39.6	$39.3	$23.4	$23.3
Derivative financial assets
Forward currency contracts	Level 2	—	—	0.2	0.2
Derivative financial liabilities
Forward currency contracts	Level 2	0.2	0.2	—	—
Long-term debt
Senior secured and unsecured notes
2016 Notes	Level 1	—	—	496.3	491.9
2023 Secured Notes	Level 1	542.8	547.3	—	—
2023 Unsecured Notes	Level 1	789.1	809.5	—	—
Term loans	Level 2	1,790.3	1,807.1	85.2	85.5
The fair value of the loan receivables with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The carrying values of the term loans, before deduction of deferred debt issuance costs, approximate their fair values as the interest rates on the loans are short-term in nature. The fair values of the senior secured and unsecured notes are determined by reference to a quoted market price traded in an over-the-counter broker market.
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
The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on specific monetary loan receivables. During the three- and nine-month periods ended September 30, 2023, losses of $0.4 million and $0.5 million (three- and nine-month periods ended September 30, 2022: losses of $4.3 million and $5.6 million), respectively, was recognized for the change in fair values of the forward currency contracts within foreign exchange loss (gain) in the consolidated income statement.

RB Global, Inc.	17

14. Trade and Other Receivables
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables.

	September 30, 2023	December 31, 2022
Advanced charges receivable	$359.8	$—
Trade accounts receivable	489.2	143.8
Consumption taxes receivable	16.8	31.2
Other receivables	47.8	11.5
Trade and other receivables, gross	913.6	186.5
Less: allowance for credit losses	(4.9)	(3.3)
Trade and other receivables, net	$908.7	$183.2
Other receivables include $30.7 million (December 31, 2022: nil) for amounts to be collected from landlords of certain leased facilities for reimbursement of leasehold improvements.
The following table presents the activity in the allowance for expected credit losses for the nine-month period ended September 30, 2023:

Balance at December 31, 2022	$3.3
Current period provision	3.7
Write-offs charged against the allowance	(2.1)
Balance at September 30, 2023	$4.9
Loans Receivable
At September 30, 2023, the Company participated in certain financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance at September 30, 2023 was $39.6 million, of which $11.5 million is recorded in trade and other receivables and $28.1 million in non-current assets (December 31, 2022: $23.4 million, of which $8.0 million was recorded in trade and other receivables and $15.4 million in non-current assets). The expected credit loss allowance is not significant.
15. Trade and Other Payables

	September 30, 2023	December 31, 2022
Trade payables	$122.8	$54.3
Accrued liabilities	238.2	119.3
Current portion of finance leases and equipment financing obligations	19.9	9.3
Deferred revenue	24.1	10.5
Social security and sales taxes payable	51.0	38.7
Net consumption taxes payable	19.1	14.5
Share unit liabilities	8.3	6.3
Book overdrafts	75.5	—
Other payables	20.1	5.8
Derivative financial liability	0.2	—
	$579.2	$258.7
Book overdrafts represent outstanding checks in excess of funds on deposit.

RB Global, Inc.	18

16. Debt

		Carrying amount
	Weighted Average Interest Rate % [1]	September 30, 2023	December 31, 2022
Short-term debt		$4.7	$29.1

Long-term debt:

Term loans (maturing September 2026):
DDTL Facility loan denominated in Canadian dollars, secured	5.86%	—	85.5
Term Loan A Facility loan denominated in Canadian dollars, secured ("CAD TLA Facility")	7.83%	82.1	—
Term Loan A Facility loan denominated in US dollars, secured ("USD TLA Facility")	7.87%	1,725.0	—
Less: unamortized debt issuance costs		(16.8)	(0.4)

Senior secured and unsecured notes:
5.375% Senior unsecured notes due in January 2025 (the "2016 Notes")		—	500.0
Less: unamortized debt issuance costs		—	(3.6)
6.75% Senior secured notes due in March 2028 (the "2023 Secured Notes")		550.0	—
Less: unamortized debt issuance costs		(7.2)	—
7.75% Senior unsecured notes due in March 2031 (the "2023 Unsecured Notes")		800.0	—
Less: unamortized debt issuance costs		(10.9)	—
Total long-term debt		3,122.2	581.5

Total debt		$3,126.9	$610.6

Long-term debt:
Current portion		$41.2	$4.4
Non-current portion		3,081.0	577.1
Total long-term debt		$3,122.2	$581.5
1 The weighted average interest rate reflects the rate at the end of the period for the debt outstanding
At September 30, 2023, the Company had unused committed revolving credit facilities aggregating $730.1 million that are available until September 2026 subject to certain covenant restrictions, unused uncommitted revolving credit facilities aggregating $5.0 million that are available until October 2023, and unused uncommitted revolving credit facilities aggregating $5.0 million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at September 30, 2023.
Short-term Debt
Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 4.0% at September 30, 2023 (at December 31, 2022: 5.8%).

RB Global, Inc.	19

16. Debt (continued)
Long-term Debt
a)Term Loans
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
On March 20, 2023, with the closing of the acquisition of IAA, $1.8 billion of the TLA Facility was funded at an initial adjusted term SOFR of 7.54%. The TLA Facility is comprised of a facility denominated in US dollars (“USD TLA Facility”) and a facility denominated in Canadian dollars (“CAD TLA Facility”). The Company’s existing Canadian dollar DDTL Facility loan of CAD $115.9 million was converted to a CAD TLA Facility loan, an alternative currency term rate loan, and continues to be subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable upon maturity. Under the amended terms, mandatory principal repayments on the USD TLA Facility began in the second quarter of 2023 and are subject to quarterly installments of 1.25% of the $1.8 billion principal amount, with the balance payable at maturity. On June 30, 2023, the Company repaid $100.0 million of principal as permitted by the Credit Agreement, $22.8 million of which was mandatory and due on June 30, 2023 and $77.2 million of which was voluntary. The voluntary repayment of $77.2 million was fully applied to the mandatory repayment amounts due on September 30, 2023, December 31, 2023, and March 31, 2024, and partially applied to the June 30, 2024 mandatory repayment. The next mandatory repayment is due on June 30, 2024 for $14.1 million, and is recognized in the current portion of long term debt on the consolidated balance sheet, together with $22.8 million mandatory repayment due on September 30, 2024. Further, under the terms of the amendment to the Credit Agreement made in December 2022, certain amended terms became effective including an increase to the total size of the Facilities to up to $2.7 billion, including $1.9 billion of commitments under the TLA Facility.
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
At September 30, 2023, the Company had $4.3 million unamortized deferred debt issue costs relating to the Revolving Facilities, all of which is included in non-current assets.
b)Senior Secured and Unsecured Notes
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

RB Global, Inc.	20

16. Debt (continued)
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
The Company incurred total debt issuance costs of $19.7 million in connection with the issuance of the 2023 Secured Notes and 2023 Unsecured Notes, all of which has been capitalized and recorded as a reduction of the amounts outstanding under the 2023 Notes.
17. Temporary Equity, Equity and Dividends
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

RB Global, Inc.	21

17. Temporary Equity, Equity and Dividends (continued)
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
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at September 30, 2023.
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
Share-based Continuing Employment Costs
The Company issued common shares in connection with the acquisitions of Rouse and SmartEquip to certain previous unitholders and shareholders based on the fair market value of the Company’s common shares at their respective acquisition dates. The Company records share-based continuing employment costs in acquisition-related and integration costs over the vesting period, with an increase to additional paid-in capital. The vesting of shares issued for business combinations is subject to continuing employment with the Company over various dates over a three year period from their respective acquisition dates. As and when the common shares vest, the Company will recognize the fair value of the issued common shares from additional paid-in capital to share capital.

	Rouse		SmartEquip		Total
	Common shares issued	Fair value per common shares	Common shares issued	Fair value per common shares	Common shares issued	Weighted average fair value per common shares
Outstanding, December 31, 2022	85,560	$71.09	42,646	$68.39	128,206	$70.19
Vested	(13,908)	71.09	—	—	(13,908)	71.09
Outstanding, September 30, 2023	71,652	$71.09	42,646	$68.39	114,298	$70.08

Outstanding, December 31, 2021	189,665	$71.09	63,971	$68.39	253,636	$70.41
Vested	(32,452)	71.09	—	—	(32,452)	71.09
Outstanding, September 30, 2022	157,213	$71.09	63,971	$68.39	221,184	$70.31
In the three months ended September 30, 2023, the Company recognized $0.3 million (September 30, 2022: $0.3 million) of share capital from additional paid-in capital for the portion of common shares previously issued in connection with the acquisition of Rouse that have vested at September 30, 2023.
At September 30, 2023, the unrecognized share-based continuing employment cost was $0.9 million (at September 30, 2022: $4.7 million), which is expected to be recognized over a weighted average period of 0.7 years.

RB Global, Inc.	22

17. Temporary Equity, Equity and Dividends (continued)
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
Dividends
Declared and Paid
The Company declared and paid the following dividends to common stockholders during the nine months ended September 30, 2023 and 2022:
Common Stock

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Nine months ended September 30, 2023:
Fourth quarter 2022	January 20, 2023	$0.27	February 10, 2023	$30.0	March 3, 2023
Special Dividend	March 6, 2023	$1.08	March 17, 2023	$120.4	March 28, 2023
First quarter 2023	May 9, 2023	$0.27	May 30, 2023	$49.1	June 20, 2023
Second quarter 2023	August 2, 2023	$0.27	August 23, 2023	$49.2	September 13, 2023

Nine months ended September 30, 2022:
Fourth quarter 2021	January 21, 2022	$0.25	February 11, 2022	$27.7	March 4, 2022
First quarter 2022	May 6, 2022	$0.25	May 27, 2022	$27.7	June 17, 2022
Second quarter 2022	August 3, 2022	$0.27	August 24, 2022	$29.9	September 14, 2022
On March 6, 2023, the Company declared a special cash dividend of $1.08 per share, contingent on the closing of the acquisition of IAA, payable to stockholders of record at the close of business on March 17, 2023 (the “Special Dividend”). The Special Dividend was paid in cash on March 28, 2023 following the acquisition of IAA.
Preferred Stock
During the three- and nine-month periods ended September 30, 2023, the Company recorded Preferential Dividends of $6.7 million and $17.6 million respectively to the holders of the Series A Senior Preferred Shares. At September 30, 2023, of the $17.6 million, $16.5 million has been paid and $1.1 million is accrued and unpaid.
During the three- and nine-month periods ended September 30, 2023, the Company recorded Participating Dividends of $1.8 million and $5.4 million respectively to the holders of the Series A Senior Preferred Shares.
Declared and Undistributed
Subsequent to September 30, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.27 cents per common share, payable on December 21, 2023 to common stockholders of record on November 30, 2023.

RB Global, Inc.	23

17. Temporary Equity, Equity and Dividends (continued)
Foreign Currency Translation Reserve
Foreign currency translation adjustments within other comprehensive income include intra-entity foreign currency transactions that are of a long-term investment nature, which generated net loss of $4.9 million and $4.3 million, respectively, for the three and nine months ended September 30, 2023 (three and nine months ended 2022: net loss of $10.2 million and $19.6 million).
18. Share-based Payments
Share-based payments consist of the following compensation costs:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Selling, general and administrative:
Stock option compensation expense	$1.1	$3.2	$5.4	$8.9
Equity-classified share units	10.9	4.8	23.8	16.4
Liability-classified share units	0.1	0.1	0.6	0.4
Employee share purchase plan	1.3	0.7	2.6	2.1
	13.4	8.8	32.4	27.8
Acquisition-related and integration costs:
Acceleration of share-based payments expense	0.6	—	6.5	—
Share-based continuing employment costs	0.9	1.9	2.9	6.1
	1.5	1.9	9.4	6.1
	$14.9	$10.7	$41.8	$33.9
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
In addition, certain former executives of IAA were terminated in connection with the acquisition of IAA and their outstanding share-based awards were fully accelerated as of the closing date. Accordingly, $4.3 million has been recognized as share-based payment expense concurrent with the closing of the acquisition of IAA. .
Stock Option Plans
On May 8, 2023, the Company’s shareholders approved the 2023 Share Incentive Plan (“2023 Plan”) under which 9,355,000 common shares of the Company were reserved for issuance. The 2023 Plan allows the Company to grant to employees, officers, non-employee directors and other key persons various types of equity-based awards, including stock options, performance-based restricted share units and time-based restricted share units. Beginning in the second quarter of 2023, all share-based awards granted are governed by the 2023 Plan. Equity awards granted under previous plans remain outstanding until expiration or settlement.

RB Global, Inc.	24

18. Share-based Payments (continued)
Stock option activity for the nine months ended September 30, 2023 is presented below:

	Stock options				Premium-priced stock options
	Common shares under option	WA exercise price	WA remaining contractual life (in years)	Aggregate intrinsic value	Common shares under option	WA exercise price	WA remaining contractual life (in years)	Aggregate intrinsic value
Outstanding, December 31, 2022	2,730,295	$46.88	7.3	$31.2	1,118,432	$91.26	4.7	$—
Granted	262,725	58.09	—	—	—	—	—	—
Assumed in IAA acquisition (Note 5)	187,727	50.96	—	—	—	—	—	—
Exercised	(351,349)	44.19	—	5.6	—	—	—	—
Forfeited/Expired	(135,497)	54.44	—	—	(171,065)	91.25	—	—
Outstanding, September 30, 2023	2,693,901	$48.23	6.9	$39.0	947,367	$91.26	3.9	$—
Exercisable, September 30, 2023	1,808,780	$43.55	6.1	$34.5	45,757	$91.37	3.9	$—
Stock Options
The Company uses the Black Scholes option pricing model to fair value stock options. Significant assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2023 and 2022 are presented in the following table on a weighted average basis:

Nine months ended September 30,	2023	2022
Risk free interest rate	4.2%	2.2%
Expected dividend yield	1.84%	1.74%
Expected lives of the stock options	4 years	4 years
Expected volatility	35.8%	31.8%
At September 30, 2023, the unrecognized stock-based compensation cost related to the non-vested stock options was $5.8 million, which is expected to be recognized over a weighted average period of 2.2 years.
The fair value of the assumed stock options is estimated on the IAA acquisition date using the Black-Scholes option pricing model. The weighted average fair value of the assumed options was $15.52. The significant assumptions used to estimate the fair value of these assumed stock options are presented in the following table on a weighted average basis:

Nine months ended September 30,	2023
Risk free interest rate	3.9%
Expected dividend yield	2.05%
Expected lives of the stock options	2 years
Expected volatility	33.3%
Premium-priced Stock Options
The Company has granted premium-priced stock options to the senior executives with exercise prices above the fair market value of the Company’s common shares on grant dates. The premium-priced stock options vest and become exercisable upon the third anniversary of their grant date. The fair values of the premium-priced stock options were calculated on the grant date using a Monte Carlo simulation model. The weighted average estimated grant date fair value of premium-priced options during the nine-month period ended September 30, 2022 was $8.00 per option.

RB Global, Inc.	25

18. Share-based Payments (continued)
The significant assumptions used to estimate the fair value are presented in the following table:

Nine months ended September 30,	2022
Risk free interest rate	3.0%
Expected dividend yield	1.63%
Expected lives of the stock options	4 years
Expected volatility	30.2%
There were no premium-priced stock options granted during the nine-month period ended September 30, 2023.
At September 30, 2023, the unrecognized stock-based compensation cost related to the premium-priced stock options was $1.7 million, which is expected to be recognized over a weighted average period of 1.1 years.
Share Unit Plans
Share unit activity for the nine months ended September 30, 2023 is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs		PSUs with Market Conditions		RSUs		DSUs
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2022	662,634	$51.71	102,879	$66.08	68,024	$58.32	108,365	$39.35
Granted	93,557	57.96	80,070	85.33	424,599	53.37	18,877	54.01
Assumed in IAA acquisition (Note 5)	—	—	—	—	366,379	52.79	—	—
Vested and settled	(283,086)	42.23	—	—	(257,610)	52.85	—	—
Forfeited	(57,492)	60.58	(9,017)	68.59	(9,064)	57.16	—	—
Outstanding at September 30, 2023	415,613	$58.35	173,932	$74.81	592,328	$53.75	127,242	$41.53
______________________________________________________________
The total market value of liability-classified share units vested and released during the first nine months of 2023 was nil (2022: nil).
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
In August 2023, the Company granted 159,475 PSU's to senior executives, half of which vest based on performance vesting conditions and half of which vest based on market performance vesting conditions, specifically conditional upon the Company's total shareholder return relative to the performance of a peer group. The PSU's granted have a three year performance period beginning on January 1, 2023.
At September 30, 2023, the unrecognized share unit expense related to equity-classified PSUs without market conditions was $9.5 million, which is expected to be recognized over a weighted average period of 1.9 years.

RB Global, Inc.	26

18. Share-based Payments (continued)
PSUs with Market Conditions
The Company has granted PSUs to senior executives with a market condition where vesting is conditional upon the total stockholder return performance of the Company’s stock relative to the performance of a peer group over a three year performance period from the date of grant. The PSU's with market conditions granted in June 2022 have approximately a two year performance period to coincide with the remaining performance period of the August 2021 PSU grant.
The fair value per PSU granted in August 2023, during the three-month period ended September 30, 2023, was $85.33 and the fair value was calculated on the grant date using a Monte Carlo simulation model.
The fair value per PSU granted in June 2022, recorded in the three-month period ended September 30, 2022 was $69.92, and was calculated on the grant date using the Monte Carlo simulation model which also takes into consideration a required post-vesting holding period of one year with a discount value of $5.34 per PSU. The discount was calculated using the Chaffe Protective Put Method and an effective tax rate of 35%.
The significant assumptions used to estimate the fair value are presented in the following table:

Nine months ended September 30,	2023	2022
Risk free interest rate	4.5%	2.7%
Expected dividend yield	—%	1.63%
Expected lives of the PSUs	2 years	2 years
Expected volatility	32.7%	33.4%
Average expected volatility of comparable companies	48.6%	34.4%
At September 30, 2023, the unrecognized share unit expense related to equity-classified PSUs with market conditions was $6.1 million, which is expected to be recognized over a weighted average period of 2.3 years.
RSUs
During the three months ended September 30, 2023, the Company granted 88,889 restricted share units under the 2023 Plan that are equity-settled and not subject to market vesting conditions.
Fair values of RSUs are estimated on grant date using the market close price of the Company's common shares listed on the NYSE.
At September 30, 2023, the unrecognized share unit expense related to equity-classified RSUs was $20.1 million, which is expected to be recognized over a weighted average period of 1.5 years.
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
At September 30, 2023, the Company had a total share unit liability of $8.3 million (at December 31, 2022: $6.3 million) in respect of share units under the DSU plans.
Employee Stock Purchase Plan
In February 2023, the Board approved the suspension of the Company’s 1999 Employee Stock Purchase Plan.
On April 3, 2023, the Board approved a new Employee Stock Purchase Plan, which was subsequently approved by the Company's shareholders on May 8, 2023. Effective June 15, 2023, the Company implemented the 2023 ESPP which allows eligible employees to contribute up to 15% of their base compensation, up to twenty-five thousand dollars, towards the purchase of the Company’s stock, at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the applicable purchase

RB Global, Inc.	27

18. Share-based Payments (continued)
period within the offering period. The first offering period began on July 3, 2023, ends on the last trading day on or prior to November 15, 2023 and includes one purchase period. Subsequent offering periods are for twelve month periods, beginning on the first trading day on or after May 15 and November 15 of each calendar year and include two consecutive purchase periods of six months each. At the end of each purchase period, employee contributions are used to purchase the Company's common stock. On May 9, 2023, the Company registered 3,000,000 shares of common stock for future issuance under the 2023 ESPP, all of which remain available to be issued. During the nine months ended September 30, 2023, no shares were issued under the 2023 ESPP.
19. Leases
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
The Company’s breakdown of lease expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$59.9	$6.1	$132.1	$17.1
Finance lease cost
Amortization of leased assets	$2.6	$2.5	$8.5	$7.7
Interest on lease liabilities	$0.3	$0.2	$0.9	$0.5
Short-term lease cost	$4.7	$2.8	$12.4	$9.2
Sublease income	$—	$—	$(0.1)	$—
	$67.5	$11.6	$153.8	$34.5

RB Global, Inc.	28

20. Contingencies
Legal and Other Claims

On July 31, 2023, Ann Fandozzi informed the Company’s Board of her intention to resign from her position as the Company’s Chief Executive Officer due to a disagreement with the Company regarding her compensation as Chief Executive Officer, as discussed in the Company’s August 2, 2023 press release. The Board accepted her verbal resignation and interpreted her subsequent conduct as affirmation of her resignation. The Company advised Ms. Fandozzi that it was accepting her resignation effective immediately and waiving any written procedural notice requirements under the Employment Agreement by and between Ritchie Bros. Auctioneers (Canada) Ltd. and Ms. Fandozzi, dated December 14, 2019. Ms. Fandozzi disputes that she tendered her resignation. The parties have agreed to mediate the dispute which is scheduled to commence in January 2024.
During the three-month period ending September 30, 2023, the Company recorded an expense of $5.5 million reflecting the current best estimate of a settlement amount, net of a recapture of previously recognized compensation expense based on the terms of Ms. Fandozzi’s employment agreement following her resignation. Any changes to the estimated payment amount as a result of the settlement of the matter could be material.
The Company has also asked for but has not received Ms. Fandozzi’s resignation as a director. Absent Ms. Fandozzi tendering her resignation as requested, she remains a director on the Board.
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
At September 30, 2023, there were $85.2 million of assets guaranteed under contract, of which 93% is expected to be sold prior to December 31, 2023, with the remainder to be sold by December 31, 2024 (at December 31, 2022: $31.0 million of which 62% was expected to be sold prior to the end of March 31, 2023 with the remainder to be sold by December 31, 2023).
The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.
21. Subsequent Events

In October 2023, the Company received notice from one of IAA’s customers, which comprises approximately 3% of total consolidated revenues, that they would be shifting their assignment volume away from IAA. The Company expects the assignment volume shift to begin in the fourth quarter of 2023, with the majority of the impact on revenues beginning in the first quarter of 2024.

RB Global, Inc.	29

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including the following section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially, and may include, among others, statements relating to:
•our future strategy, objectives, targets, projections and performance;
•potential growth and market opportunities;
•potential future mergers and acquisitions;
•our ability to integrate acquisitions (including IAA, Inc. (“IAA”));
•the impact of our new initiatives, services, investments, and acquisitions on us and our customers;
•our future capital expenditures and returns on those expenditures; and
•financing available to us from our credit facilities or other sources, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs.
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
In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable U.S. GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within this document (refer to pages 49-55).
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

RB Global, Inc.	30

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
We operate globally with locations in 13 countries, including the United States, Canada, the United Kingdom, Australia, the United Arab Emirates, and the Netherlands, and maintain a presence in 42 countries where customers can sell from their own yards. In addition, with the acquisition of IAA, we now employ more than 7,900 full-time employees worldwide.
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
Further information regarding the transaction is described in "Item 1 – Financial Statements: Note 5 Business Combinations."
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
Acquisition of VeriTread
On January 3, 2023, we acquired a majority interest in VeriTread LLC (“VeriTread”), a leading transportation technology company that provides an online marketplace solution for open deck transport, connecting shippers and service providers. We acquired 8,889,766 units of VeriTread for approximately $25.2 million cash consideration from its existing unitholders and acquired another

RB Global, Inc.	31

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
Contract Options
We offer consignors several contract options to meet their individual needs and sale objectives on our onsite and online marketplaces for selling used equipment or vehicles, which include:
•Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
•Fixed commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated fixed commission fee;
•Guarantee commission contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
•Inventory contracts, where we purchase, take custody, and hold used equipment and other assets before they are resold in the ordinary course of business.
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

RB Global, Inc.	32

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
Performance Overview and Consolidated Results
Net income available to common stockholders for the third quarter of 2023 increased 28% to $54.7 million, compared to $42.9 million income for the third quarter of 2022. Diluted earnings per share (“EPS”) available to common stockholders decreased 21% to $0.30 per share in the third quarter of 2023 as compared to $0.38 per share in the third quarter of 2022. Diluted adjusted EPS available to common stockholders increased 36% to $0.72 per share in the third quarter of 2023 compared to $0.53 per share in the third quarter of 2022.
For the third quarter of 2023, as compared to the third quarter of 2022:
•Total GTV increased 185% to $3.9 billion mainly due to the inclusion of $2.2 billion from IAA.
•Total revenue increased 148% to $1.0 billion, mainly due to the inclusion of $557.4 million from IAA.
◦Service revenue increased 214% to $773.8 million, mainly due to the inclusion of $478.3 million from IAA.
◦Inventory sales revenue increased 49% to $246.0 million, mainly due to the inclusion of $79.1 million from IAA.
•Net income increased 47% to $63.2 million.
•Adjusted EBITDA increased 179% to 285.8 million.
•Cash on hand was $559.2 million, of which $428.3 million was unrestricted.
Other Company Developments
•In October 2023, the Company, along with Nations Capital, LLC (“Nations”), received bankruptcy court approval to be the agent and liquidator of Yellow Corporation’s transportation assets. The Company and Nations intend to utilize the expansive footprint of RB Global to manage the relocation, transportation, refurbishment, inventory, storage and sale of the rolling stock assets, including approximately 60,000 units of trucks, trailers and miscellaneous equipment located across the United States and Canada at over 300 terminal locations. The Company and Nations intend to implement a multi-faceted sales strategy, including private treaty and strategic bulk sales, as well as live and fully digital formats.
•In October 2023, the Company received notice from one of IAA’s customers, which comprised approximately 4% of GTV, 5% of lot volumes and 3% of total consolidated revenues on an annual run-rate basis, that they would be shifting their assignment volume away from IAA. We expect the assignment volume shift to begin in the fourth quarter of 2023, with the majority of the impact on revenues beginning in the first quarter of 2024.

RB Global, Inc.	33

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except EPS and percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Commissions	$211.0	$108.2	95%	$574.8	$361.0	59%
Buyer fees	457.6	74.5	514%	1,062.2	237.1	348%
Marketplace services revenue	105.2	64.0	64%	286.4	179.9	59%
Total service revenue	773.8	246.7	214%	1,923.4	778.0	147%
Inventory sales revenue	246.0	164.8	49%	715.3	511.9	40%
Total revenue	1,019.8	411.5	148%	2,638.7	1,289.9	105%
Costs of services	316.8	41.5	663%	680.5	125.6	442%
Cost of inventory sold	230.0	147.3	56%	673.4	455.0	48%
Selling, general and administrative	203.5	133.2	53%	546.2	404.1	35%
Acquisition-related and integration costs	23.1	2.0	1,055%	195.6	15.1	1,195%
Total operating expenses	874.5	348.3	151%	2,342.6	1,072.6	118%
Gain on disposition of property, plant and equipment	0.5	0.3	67%	4.4	170.5	(97)%
Operating income	145.8	63.5	130%	300.5	387.8	(23)%
Net income	63.2	42.9	47%	121.8	274.4	(56)%
Net income available to common stockholders	54.7	42.9	28%	99.1	274.4	(64)%
Adjusted net income available to common stockholders	132.7	59.8	122%	351.5	194.0	81%
Adjusted EBITDA	285.8	102.5	179%	725.4	343.7	111%
Diluted earnings per share available to common stockholders	$0.30	$0.38	(21)%	$0.61	$2.45	(75)%
Diluted adjusted earnings per share available to common stockholders	$0.72	$0.53	36%	$2.16	$1.73	25%
Effective tax rate	26.8%	25.5%	130bps	27.6%	20.9%	670bps

Total GTV	$3,875.4	$1,358.2	185%	$9,918.6	$4,481.6	121%
Service GTV	3,629.4	1,193.5	204%	9,203.3	3,969.7	132%
Total service revenue take rate	20.0%	18.2%	180bps	19.4%	17.4%	200bps
Inventory GTV	246.0	164.8	49%	715.3	511.9	40%

Inventory return	$16.0	$17.5	(9)%	$41.9	$56.9	(26)%
Inventory rate	6.5%	10.6%	(410)bps	5.9%	11.1%	(520)bps

RB Global, Inc.	34

The following table presents the selected results of RBA and IAA.

	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in U.S. dollars in millions)	RBA	IAA	Total	RBA	IAA *	Total
Commissions	$124.6	$86.4	$211.0	$389.3	$185.5	$574.8
Buyer fees	95.8	361.8	457.6	286.8	775.4	1,062.2
Marketplace services revenue	75.1	30.1	105.2	225.3	61.1	286.4
Total service revenue	295.5	478.3	773.8	901.4	1,022.0	1,923.4
Inventory sales revenue	166.9	79.1	246.0	539.6	175.7	715.3
Total revenue	$462.4	$557.4	$1,019.8	$1,441.0	$1,197.7	$2,638.7

Service GTV	$1,506.5	$2,123.0	$3,629.4	$4,619.3	$4,584.0	$9,203.3
Inventory GTV	166.9	79.0	246.0	539.6	175.7	715.3
Total GTV	1,673.4	2,202.0	3,875.4	5,158.9	4,759.7	9,918.6

Total service revenue take rate	17.7%	21.7%	20.0%	17.5%	21.5%	19.4%
*Includes financial results of IAA in our consolidated financial statements during the three- and nine-month periods ending September 30, 2023 since its acquisition on March 20, 2023.
Total GTV
Total GTV increased 185% to $3.9 billion in the third quarter of 2023 and increased 121% to $9.9 billion in the first nine months of 2023, of which IAA accounted for 88% of the increases in each period. Excluding IAA, total GTV increased 23% to $1.7 billion in the third quarter of 2023 and increased 15% to $5.2 billion in the first nine months of 2023.
In the third quarter of 2023, total GTV increased year-over-year, partly driven by the inclusion of IAA. IAA contributed $2.2 billion, or 57%, of total GTV, generating strong volumes in the automotive sector primarily across North America. Excluding IAA, the increase in total GTV was driven by higher lot volumes primarily from rental and transportation customers as supply chain has continued to normalize, partially offset by lower prices and an unfavorable asset mix. Total GTV increased across all regions, most notably in the United States where we saw strong execution by both our strategic accounts and regional sales teams generating positive year-over-year performances at our regional events. In Canada, we also saw improved year-over-year performances at our auction events, benefiting from higher performance from our regional sales team, as well as increased imports from Asia Pacific. In International, GTV increased mainly due to the favorable impact of foreign exchange, primarily in Europe.
For the first nine months of 2023, total GTV increased year-over year, mainly due to the inclusion of GTV from IAA since its acquisition on March 20, 2023. IAA contributed $4.8 billion, or 48%, of total GTV during the first nine months of 2023. Excluding IAA, GTV increased mainly in the United States for the same reasons as discussed above, as well as from the additional of several new auction events. In Canada, GTV increased driven by positive year-over-year performances at our auction events, mainly in the oil and gas sector, as well as for the same reasons as discussed above, partially offset by an unfavorable foreign exchange impact. In International, GTV increased mainly due to the favorable impact of foreign exchange in Australia, offset by the unfavorable impact of foreign exchange in Europe.
Total Revenue
Total revenue increased 148% to $1.0 billion in the third quarter of 2023, with total service revenue increasing by 214% and inventory sales revenue increasing by 49%. IAA contributed $557.4 million, or 55% of total revenues in the third quarter of 2023. Excluding IAA, total revenue increased 12% to $462.4 million for the third quarter of 2023, with total service revenue increasing by 20% and inventory sales revenue increasing by 1%.
Total revenue increased 105% to $2.6 billion in the first nine month of 2023, with total service revenue increasing by 147% and inventory sales revenue increasing by 40%. IAA contributed $1.2 billion, or 45% of total revenue in the first nine months of 2023 since its acquisition on March 20, 2023. Excluding IAA, total revenue increased 12% to $1.4 billion for the first nine months of 2023, with total service revenue increasing by 16% and inventory sales revenue increasing by 5%.

RB Global, Inc.	35

Commissions include revenue earned from consignors or sellers from the sale of assets from straight, fixed or guarantee commission contracts. Buyer fees include buyer fees earned from purchasers on the sale of inventory or consigned equipment. Marketplace services revenue includes fees earned from value-added services provided to customers such as refurbishment, parts, data, transportation and logistics, inspection, appraisals, online listing, financing and title and liens processing.
Foreign currency fluctuation also had an unfavorable impact on our revenues on a year-to-date basis, primarily due to the depreciation of the Canadian dollar and the Australian dollar relative to the U.S. dollar.
Service Revenue
Service revenue is comprised of commissions earned on Service GTV, buyer fees earned on total GTV, as well as revenues earned from our marketplace services.
In the three and nine months ended September 30, 2023, Service GTV increased 204% to $3.6 billion and 132% to $9.2 billion, respectively, primarily due to the inclusion of IAA and particularly in the United States region in the automotive, rental and transportation sectors.
In the third quarter of 2023, total service revenue increased 214% in line with higher Service GTV, with buyer fees increasing 514%, commissions increasing 95%, and marketplace services revenue increasing 64%.
Buyer fees increased 514%, higher than the 185% increase in total GTV, mainly due to higher buyer fee rates with the inclusion of IAA. In the third quarter of 2023, IAA contributed $361.8 million, or 79%, of total buyer fees, driven by volume growth and higher buyer fee rates. Excluding IAA, we also saw higher buyer fees due to minimum buyer fee rate increases implemented in early 2023.
Commissions revenue increased 95%, less than the 204% increase in Service GTV mainly due to the inclusion of IAA, as IAA earns lower commission rates on Service GTV through its fixed fee commission contracts with its consignors. In addition, we saw softer guarantee rate performances in the United States, as well as softer straight commission rate performances in both the United States and Canada, mainly from higher volumes sold by our strategic accounts teams.
Marketplace services revenue increased 64% in the third quarter of 2023 driven by the inclusion of IAA, which contributed 73% of the increase and primarily included auction-related buyer services and subscription fees, salvage in-bound towing services, as well as title and liens processing fees. Excluding IAA, we saw higher marketplace services revenue from higher document fees driven by document fee rate increases implemented in early 2023, as well as from the harmonization of document fee rates in our online marketplaces. Further increases were driven by higher online listing fee rates in the United States and the inclusion of transportation services revenue from VeriTread.
For the first nine months of 2023, total service revenue increased 147%, in line with higher Service GTV, with buyer fees increasing 348%, marketplace services revenue increasing 59%, and commissions increasing 59%. Buyer fees increased 348%, higher than the 121% increase in total GTV, mainly due to higher volumes and higher buyer fee rates with the inclusion of IAA. Excluding IAA, buyer fees grew higher than total GTV driven by higher minimum buyer fee rates and a higher proportion of lower value lots primarily in the United States. Marketplace services revenue increased 59% mainly for the same reasons as discussed above. Commissions revenue increased 59%, less than the 132% increase in Service GTV, mainly for the same reasons as discussed above. In addition, in Canada, we saw softer straight commission rate performances on several large contracts in the oil and gas sector, which were made strategically to continue to remain competitive.
Inventory Sales Revenue
In the third quarter of 2023, inventory sales revenue increased 49% primarily due to the inclusion of IAA, which contributed 97% of the increase. Excluding IAA, inventory sales revenue was slightly higher, with increases in the United States and Canada, mainly in the construction sector. In International, we saw lower inventory sales activity, particularly in Australia, partly due to a shift in its revenue mix.
For the first nine months of 2023, inventory sales revenue increased 40% mainly due to the inclusion of IAA, which contributed 86% of the increase. Excluding IAA, the United States saw higher inventory sales revenue driven by increased volume of inventory packages, partly sourced from our strategic accounts team, as well as from the addition of several new auction events. Despite volume growth, we also saw softer price realization on various inventory packages. In International, in Australia, we saw softer year-over-year performances primarily for the same reasons as discussed above, as well as an event from prior year which did not repeat.

RB Global, Inc.	36

Costs of Services
For the three and nine months ended September 30, 2023, costs of services increased 663% to $316.8 million and 442% to $680.5 million, respectively, of which IAA accounted for 84% and 77%, respectively. Cost of services for IAA includes direct expenses at auction yards which conduct regular weekly events, employee compensation expenses, building and facility costs including operating lease costs for auction sites, as well as costs to provide title, search and towing services to buyers. Excluding IAA, in the third quarter of 2023, we saw higher cost of services in line with total GTV growth, which included higher employee compensation expenses, higher advertising and travel costs to support higher activity, including on-site customer events, as well as higher transportation costs from the inclusion of VeriTread since its acquisition in the beginning of 2023. For the first nine month of 2023, we saw higher costs from our ancillary services, in line with higher ancillary revenue, as well as higher cost of services for the same reasons as discussed above.
Cost of Inventory Sold
For the three and nine months ended September 30, 2023, inventory rate decreased to 6.5% from 10.6% and to 5.9% from 11.1%, respectively, mainly driven by unfavorable pricing conditions, particularly in North America, where prices declined faster than anticipated between the purchase and sale date of inventory.
For the three and nine months ended September 30, 2023, cost of inventory sold increased 56% to $230.0 million and 48% to $673.4 million, respectively, while inventory sales revenue increased 49% and 40%, respectively. Cost of inventory sold increased at a higher rate than the increase in inventory sales revenue as a result of softer performances on our inventory contracts driven by a higher proportion of inventory packages with unfavorable pricing conditions, primarily in North America, offset by higher inventory rates due to the inclusion of IAA.
Selling, General and Administrative
In the third quarter of 2023, selling, general and administrative expenses increased 53% to $203.5 million mainly due to the inclusion of IAA, which contributed 86% of the increase and mainly relates to employee compensation expenses, technology costs and professional fees. Excluding IAA, the remaining increase was primarily driven by higher employee compensation costs due to higher severance and settlement costs relating to the departure of certain former executives and an increase in headcount to support our sales and operations and certain strategic growth initiatives. Share-based payments expense also increased due to the increase in the fair value of share awards and the timing of grants. We also saw higher building, facilities and technology costs as we continue to shift to modernized payment solutions and cloud-based solutions to improve customer and employee experiences. These increases were partially offset by lower incentive-based compensation expense.
For the first nine months of 2023, selling, general and administrative expenses increased 35% to $546.2 million, primarily due to the inclusion of IAA, which contributed 79% of the increase. Excluding IAA, the increase was mainly due to higher employee compensation expenses and building, facilities and technology costs, as discussed above. We also saw higher travel, advertising and promotion costs from increased activity in global travel, particularly within the sales group, higher marketing costs to promote new sales initiatives, higher costs for meetings and conferences with customers, as well as higher share-based payments expense as discussed above. These increases were partially offset by lower incentive-based compensation expense.
Acquisition-related and Integration Costs
For the three and nine months ended September 30, 2023, acquisition-related and integration costs increased 1,055% to $23.1 million and 1,195% to $195.6 million, respectively, primarily given the significant investment banking, consulting, legal and financing costs incurred to effect the acquisition of IAA. We also incurred severance costs to employees of the combined business as a result of restructuring and integrating the various business functions since the acquisition, including severance costs to certain key executives of IAA. In addition, we incurred integration costs, primarily with third-party advisors and consultants, to support our integration activities and achieve our cost synergies. During Q2 2023, for the benefit of the combined business, we also recorded a net $16.3 million expense as settlement for the termination of a non-compete agreement bound by IAA prior to the acquisition.
Operating Income
For the third quarter of 2023, operating income increased 130% to $145.8 million, primarily driven by the inclusion of operating income from IAA. We also saw higher flow through from higher service revenue, partially offset by higher cost of services and selling, general and administrative expenses, as discussed above. In connection with the acquisition of IAA, we also saw higher

RB Global, Inc.	37

depreciation and amortization driven by amortization of the acquired intangible assets and higher acquisition-related and integration costs, as discussed above.
For the first nine months of 2023, operating income decreased 23% primarily driven by the $169.1 million gain on the Bolton property in the first quarter of 2022 that did not recur in the current period. Operating income increased 43% when excluding the impact of the gain, primarily due to flow through from higher revenue offset by higher acquisition-related and integration costs, higher depreciation and amortization and higher selling, general and administrative expenses, as discussed above.
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
For the third quarter of 2023, income tax expense increased by 57% to $23.1 million and our effective tax rate increased 130 bps to 26.8% as compared to the third quarter of 2022. For the first nine months of 2023, income tax expense decreased 36% to $46.5 million, and our effective tax rate increased 670 bps to 27.6% as compared to the nine months of 2022.
The increase in the effective tax rate for the third quarter of 2023 was primarily due to higher tax expense related to tax uncertainties. Partially offsetting this increase was a higher estimated benefit related to Foreign-Derived Intangible Income (“FDII”).
The increase in the effective tax rate for the first nine months of 2023 compared to the first nine months of 2022 was primarily due an increase in the estimate of non-deductible expenses and the non-recurrence of the non-taxable gain portion on the sale of a parcel of land including all buildings in Bolton, Ontario. Partially offsetting these increases were a higher estimated benefit related to FDII, and a higher tax deduction for performance share unit and restrictive share unit expenses that exceeded the related compensation expenses.
Net Income
In the third quarter of 2023, net income attributable to controlling interests increased 47% to $63.4 million primarily driven by an increase in operating income, partially offset by higher interest expense from higher debt to fund the acquisition of IAA and a rise in interest rates, as well as the increase in the income tax expense driven by the higher effective tax rate as discussed above.
For the first nine months of 2023, net income attributable to controlling interests decreased 56% to $122.2 million, mainly due to higher interest expense as discussed above, and a decrease in operating income. This decrease in net income was partially offset by an income tax benefit due to a higher effective tax rate, as discussed above.
Diluted EPS
Diluted EPS available to common stockholders decreased 21% to $0.30 per share and decreased 75% to $0.61 per share for the three and nine months ended September 30, 2023, respectively. The decreases in both periods were primarily due to the increase in the number of shares issued for the acquisition of IAA, partially offset by the increases in net income as described above.
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
Adjusted operating income increased 193% to $248.9 million in the third quarter of 2023.

RB Global, Inc.	38

Adjusted net income available to common stockholders increased 122% to $132.7 million in the third quarter of 2023.
Diluted adjusted EPS available to common stockholders increased 36% to $0.72 per share in the third quarter of 2023.
Adjusted EBITDA increased 179% to $285.8 million in the third quarter of 2023.
Refer to the non-GAAP measures section below on pages 49-55 for further information.
U.S. Dollar Exchange Rate Comparison
We conduct global operations in many different currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S. dollar	2023	2022	2023 over 2022
Period-end exchange rate - September 30,
Canadian dollar	0.7365	0.7227	2%
Euro	1.0581	0.9801	8%
British pound sterling	1.2198	1.1162	9%
Australian dollar	0.6429	0.6398	—%

Average exchange rate - Three months ended September 30,
Canadian dollar	0.7455	0.7666	(3)%
Euro	1.0886	1.0081	8%
British pound sterling	1.2662	1.1774	8%
Australian dollar	0.6546	0.6837	(4)%

Average exchange rate - Nine months ended September 30,
Canadian dollar	0.7432	0.7798	(5)%
Euro	1.0839	1.0655	2%
British pound sterling	1.2441	1.2591	(1)%
Australian dollar	0.6690	0.7075	(5)%
In the third quarter of 2023, foreign exchange had an unfavorable impact on total revenue and a favorable impact on expenses when compared to the prior year quarter. These impacts were primarily due to the fluctuations in the Canadian dollar, and Australian dollar exchange rates relative to the U.S. dollar.
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
Total service revenue take rate: Total service revenue divided by total GTV.
Inventory return: Inventory sales revenue less cost of inventory sold.
Inventory rate: Inventory return divided by inventory sales revenue.

RB Global, Inc.	39

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
GTV by Geography

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Total GTV by Geography
United States	$3,047.6	$855.4	256%	$7,360.0	$2,579.0	185%
Canada	540.9	314.9	72%	1,723.0	1,251.0	38%
International	286.9	187.9	53%	835.6	651.6	28%
Total GTV	$3,875.4	$1,358.2	185%	$9,918.6	$4,481.6	121%

Service GTV by Geography
United States	$2,910.4	$753.2	286%	$6,970.7	$2,320.6	200%
Canada	516.2	303.5	70%	1,645.1	1,191.1	38%
International	202.8	136.8	48%	587.5	458.0	28%
Total Service GTV[1]	$3,629.4	$1,193.5	204%	$9,203.3	$3,969.7	132%
1Service GTV is calculated as total GTV less inventory sales revenue

RB Global, Inc.	40

Revenue by Geography

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
United States
Service revenue	$630.1	$155.8	304%	$1,494.0	$463.1	223%
Inventory sales revenue	137.1	102.3	34%	387.5	258.3	50%
Total revenue - United States	767.2	258.1	197%	1,881.5	721.4	161%
Canada
Service revenue	102.0	63.5	61%	305.6	223.7	37%
Inventory sales revenue	24.8	11.4	118%	77.8	59.9	30%
Total revenue - Canada	126.8	74.9	69%	383.4	283.6	35%
International
Service revenue	41.7	27.4	52%	123.8	91.2	36%
Inventory sales revenue	84.1	51.1	65%	250.0	193.7	29%
Total revenue - International	125.8	78.5	60%	373.8	284.9	31%
Total
Service revenue	773.8	246.7	214%	1,923.4	778.0	147%
Inventory sales revenue	246.0	164.8	49%	715.3	511.9	40%
Total revenue	$1,019.8	$411.5	148%	$2,638.7	$1,289.9	105%

RB Global, Inc.	41

United States
In the third quarter of 2023, service revenue increased 304% primarily due to a 286% increase in Service GTV, driven mainly from the inclusion of IAA, as well as higher volumes primarily from strong execution by our strategic accounts and regional sales teams. The majority of the contribution from IAA was primarily driven by higher buyer fees, as well as fixed fee commissions earned from the sale of vehicles. Excluding IAA, we saw an increase in buyer fees driven by total GTV growth, and an increase in minimum buyer fee rates implemented in early 2023, as well as higher buyer fees earned from a higher proportion of low value lots. Marketplace service revenue also increased driven by higher document fees from fee rate increases implemented in early 2023 and the harmonization of document fees in our online marketplaces implemented in Q4 2022. In addition, we saw higher online listing fees from higher activity and higher revenue from the inclusion of VeriTread from its acquisition in the beginning of 2023. These increases were partially offset by softer guarantee and straight commission rate performances partly due to a higher proportion of GTV sourced from our strategic accounts team.
For the first nine months of 2023, service revenue increased 223% while Service GTV increased 200%, primarily for the same reasons as discussed above. In addition, we saw higher fees from our ancillary services in line with higher GTV volume, and growth in our Rouse and SmartEquip businesses.
In the third quarter of 2023, inventory sales revenue increased 34% primarily due to the inclusion of IAA, which contributed 87% of the increase. Excluding IAA, we saw a higher volume of inventory contracts in the construction sector partially offset by softer performances due to declining pricing.
For the first nine months of 2023, inventory sales revenue increased 50% partly due to the inclusion of IAA, which contributed 48% of the increase. Excluding IAA, we saw a higher volume of inventory contracts, partly sourced from our strategic accounts team, and from the addition of several new auction events. Despite volume growth, we also saw softer rate performances on various inventory contracts and the non-repeat of a large inventory package dispersal of construction equipment.
Canada
In the third quarter of 2023, service revenue increased 61%, while Service GTV increased 70%. Service revenue increased mainly from the inclusion of IAA, which contributed 85% of the increase with lower commission rates on Service GTV. Excluding IAA, we saw softer straight and guarantee commission rate performances primarily due to higher GTV sourced from our strategic accounts, and lower marketplace service revenue from our RBFS business due to tightening of lending requirements. These decreases were partially offset by higher buyer fees from minimum buyer fee rate increases, higher document fees from rate increases and the harmonization of document fees in our online marketplaces, as well as higher ancillary service fees.
For the first nine months of 2023, service revenue increased 37% in line with the increase in Service GTV of 38%.
In the third quarter of 2023, inventory sales revenue increased 118%, primarily due to the inclusion of IAA.
For the first nine months of 2023, inventory sales revenue increased 30% primarily due to the inclusion of IAA and partially offset by softer year-over-year performances on several large inventory packages due to a decline in pricing.
International
For the three and nine months ended September 30, 2023, service revenue increased 52%, primarily in line with the 48% increase in Service GTV, and increased 36% primarily due to the 28% increase in Service GTV, respectively. This increase was mainly driven by the inclusion of IAA. Excluding IAA, we also saw higher fees from the increased activity in our ancillary services and from minimum buyer fee rates increases.
In the third quarter of 2023, inventory sales revenue increased 65%, mainly driven by the inclusion of IAA, which contributed 114% of the increase, partially offset by a lower volume of inventory contracts mainly in Australia driven partly by softer-year-over year performances, as well as from a shift in revenue mix.
For the first nine months of 2023, inventory sales revenue increased 29% primarily for the same reasons as discussed above. In addition, in Australia, we also saw lower inventory sales revenue due to the non-repeat of a prior year auction event.

RB Global, Inc.	42

GTV by Sector
The following table illustrates the breakdown of total GTV by sector for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
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

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Automotive	$2,058.6	$46.8	4,299%	$4,498.1	$138.0	3,159%
Commercial construction and transportation	1,353.6	1,000.9	35%	4,025.9	3,183.2	26%
Other	463.2	310.5	49%	1,394.6	1,160.4	20%
	$3,875.4	$1,358.2	185%	$9,918.6	$4,481.6	121%
In the third quarter of 2023, total GTV compared to the third quarter of 2022 increased by 4,299% in the automotive sector, due to the inclusion of IAA. GTV increased by 35% in the commercial construction and transportation sector mainly in the United States, primarily driven by volumes sourced from our strategic accounts and regional sales teams, partially offset by lower selling prices and an unfavorable asset mix. GTV increased 49% in the other sector mainly driven by an increase in sales volume in smaller consumer items.
For the first nine months of 2023, total GTV compared to the first nine months of 2022 increased by 3,159% in the automotive sector, 26% in the commercial construction and transportation sector, and 20% in the other sectors primarily for the same reasons as discussed above.
Total Lots Sold by Sector
The following table illustrates the breakdown of total lots sold by sector for the three and nine months ended September 30, 2023, compared to the same periods in 2022.

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in '000's of lots sold, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Automotive	555.4	5.3	10,379%	1,217.0	15.2	7,907%
Commercial construction and transportation	86.6	45.4	91%	227.6	132.5	72%
Other	125.3	99.7	26%	373.5	298.7	25%
	767.3	150.4	410%	1,818.1	446.4	307%
In the third quarter of 2023, the total lots sold compared to the third quarter of 2022 increased by 10,379% in the automotive sector due to the inclusion of lots sold from IAA. Total lots sold increased by 91% and 26% in the commercial construction and transportation sector and other sector, respectively, in part driven by the inclusion of IAA and from a higher proportion of low value lots sold primarily in the United States.
For the first nine months of 2023, the total lots sold compared to the first nine months of 2022 increased by 7,907% in the automotive sector, 72% in the commercial construction and transportation sector and 25% in the other sector primarily for the same reasons as discussed above.

RB Global, Inc.	43

Debt
Credit Facilities
We have a credit agreement, which is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”), and the Term Loan A facility (the “TLA Facility” and together with the Revolving Facilities and DDTL Facility, the “Facilities”).
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
On March 20, 2023, with the acquisition of IAA, the TLA Facility of $1.8 billion was funded. The TLA Facility is comprised of a facility denominated in US dollars (“USD TLA Facility”) and a facility denominated in Canadian dollars (“CAD TLA Facility”). The Company’s existing DDTL Facility of CAD $115.9 million was refinanced and converted to the CAD TLA Facility, an alternative currency term rate loan. On June 30, 2023, we repaid $100.0 million of principal as permitted by the Credit Agreement, $22.8 million of which was mandatory and $77.2 million of which was voluntary.
Credit facilities at September 30, 2023 and December 31, 2022 were as follows:

(in U.S. dollars in millions, except percentages)	September 30, 2023	December 31, 2022	% Change
Committed
DDTL Facility	$—	$85.5	(100)%
Term Loan A Facility (denominated in Canadian dollars)	82.1	—	100%
Term Loan A Facility (denominated in US dollars)	1,725.0	—	100%
Revolving credit facilities	750.0	750.0	—%
Uncommitted
Revolving credit facilities	10.0	10.0	—%
Total credit facilities	$2,567.1	$845.5	204%
Unused
Revolving credit facilities	740.1	709.8	4%
Total credit facilities unused	$740.1	$709.8	4%

Revolving Credit Facilities
At September 30, 2023, of the $760.0 million in revolving credit facilities, $750.0 million relates to our syndicated credit facility and $10.0 million relates to credit facilities in certain foreign jurisdictions.
On September 30, 2023, we had $740.1 million of unused revolving credit facilities, which consisted of:
•$730.1 million under our Credit Agreement that expires on September 21, 2026;
•$5.0 million under a foreign credit facility that expires on October 27, 2023; and
•$5.0 million under a foreign demand credit facility that has no maturity date.
Term Loan Facility
The amendment to the Credit Agreement made in September 2021 (i) extended the maturity date of the Facilities from October 27, 2023 to September 21, 2026, (ii) increased the total size of the Facilities provided under the Credit Agreement to up to $1.045 billion,

RB Global, Inc.	44

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
On March 20, 2023, under the terms of the December 2022 amendment to the Credit Agreement, with the close of the acquisition of IAA, certain amended terms became effective. Specifically, the Credit Agreement amendment (i) increased the total size of the Facilities provided under the Credit Agreement to up to $2.7 billion, including $1.9 billion of commitments under the TLA Facility, (ii) increased the appropriate margin for base rate loans, and SOFR loans at each pricing tier level, and (iii) increased the applicable percentage per annum used to calculate the various fees such as the commitment fees and letter of credit fees under the Facilities at each pricing tier level. In addition, on March 20, 2023, the Company converted its existing CAD DDTL Facility into the CAD TLA Facility, which continues to be subject to an annual amortization rate of 5% payable in quarterly installments, with the balance also payable at maturity. Under the amended terms, mandatory principal repayments on the USD TLA Facility began in the second quarter of 2023 and are subject to quarterly installments of 1.25% of the $1.8 billion principal amount outstanding with the balance payable at maturity.
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
Debt Covenants
We were in compliance with all financial and other covenants applicable to our credit facilities at September 30, 2023.
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

RB Global, Inc.	45

Liquidity and Capital Resources
On March 20, 2023, the Company closed the acquisition of IAA for total fair value consideration of $6.6 billion. This included cash consideration of $1.7 billion and repayment of approximately $1.2 billion of IAA’s debt, which was not legally assumed as part of the transaction. The acquisition was funded through a combination of cash from our balance sheet, proceeds of $1.8 billion from the TLA Facility and proceeds from the completed offering of the 2023 Notes. As we repaid IAA’s net debt at acquisition, which included all borrowings under its existing credit agreement and senior notes, IAA was acquired debt-free. During the first quarter of 2023, we also completed the acquisition of VeriTread and paid $28.2 million cash consideration.
On February 1, 2023, we issued $485.0 million Series A Senior Preferred Shares, a participating security, convertible into common shares at a price of $73.00 per share and $15.0 million of common shares to Starboard.
In addition, we redeemed our 2016 Notes of $500.0 million principal at 100.0% of its original offering price, plus accrued and unpaid interest at the closing of the IAA acquisition.
Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to preferred equity holders, (ii) settlement of contracts with consignors and other suppliers, (iii) personnel expenditures, with a majority of bonuses paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments on short-term debt and long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances. In the current rising interest rate environment, the Company intends to continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations.
Our long-term cash requirements include scheduled principal repayments of long-term debt relating to the TLA Facility of $1.8 billion and the 2023 Notes of $1.4 billion, repayment of any drawn funds under our revolving credit facilities, as well as scheduled repayments of operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. For more information on our debt and leases, see "Item 1 – Financial Statements: Note 16 Debt" and "Item 1 – Financial Statements: Note 19 Leases," respectively, in our consolidated financial statements.
Cash provided by operating activities can fluctuate significantly from period to period. We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $740.1 million, is sufficient to fund our current and planned operating activities.
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

RB Global, Inc.	46

Cash Flows

	Nine months ended September 30,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Cash provided by (used in):
Operating activities	$206.7	$263.9	(22)%
Investing activities	(3,002.3)	108.3	(2,872)%
Financing activities	2,728.8	(1,194.0)	(329)%
Effect of changes in foreign currency rates	0.1	(25.6)	(100)%
Net decrease in cash, cash equivalents, and restricted cash	$(66.7)	$(847.4)	(92)%
Net cash provided by operating activities was $206.7 million in the first nine months of 2023, as compared to net cash provided by operating activities of $263.9 million in the first nine months of 2022. Net cash provided by operating activities decreased $57.2 million mainly due to a net cash outflow from the change in operating assets and liabilities of $290.2 million, partially offset by net cash generated by the inclusion of IAA income from operations. The net cash outflow from the change in operating assets and liabilities was primarily driven by higher tax payments relating to the timing of tax installments and taxes paid for the taxable gain portion on the sale of the Bolton property, and net higher outflows relating to prepaid consigned vehicle charges and operating lease payments this year from the inclusion of IAA since its acquisition. We also saw net cash outflows driven by the timing, size, and number of auctions and higher expenditures incurred on reimbursable leasehold improvements relating to IAA. Further net cash outflows related to a non-repeat of interest prepayments in the prior year for the 2021 Notes and timing of payments for inventory deposits and other prepaid expenses. The above increases in outflow were partially offset by the amount of book overdrafts from the inclusion of IAA, and the timing of payments for trade and other payables, as well as incentive-based employee compensation.
Net cash used in investing activities was $3.0 billion in the first nine months of 2023 as compared to net cash provided by investing activities of $108.3 million in the first nine months of 2022. Net cash used in investing activities increased $3.1 billion primarily due to approximately $2.8 billion of cash outflow for the acquisitions of IAA and VeriTread in the first quarter of 2023 and the non-repeat of $165.1 million proceeds received for the sale of the Bolton property in the first quarter of 2022. Further cash outflows related to higher property, plant and equipment additions of $112.5 million from IAA's purchases of various parcels of land for operations in the United States, including the purchase of a property in the United States for $29.0 million in the second quarter of 2023, which was subsequently sold in the same period for a gain of $2.0 million. Other IAA additions included expenditures on building and land improvements and equipment. Excluding IAA, there was an additional outflow of $14.8 million relating primarily to the purchase of the Amaranth property in Canada and other investments in building and land improvements and equipment. In addition, we also saw an increase in intangible asset additions of $55.0 million primarily due to the inclusion of IAA relating to software development and the development of our modern technology infrastructure and auction platform, as well as higher loans receivable issued in the first nine months of 2023.
Net cash provided by financing activities was $2.7 billion in the first nine months of 2023, as compared to net cash used in financing activities of $1.2 billion in the first nine months of 2022. Net cash provided by financing activities increased $3.9 billion, mainly driven by financing raised through the TLA Facility for $1.8 billion and issuances of the 2023 Notes for $1.4 billion to fund the IAA acquisition in the first quarter of 2023. Further, we received $496.9 million of net proceeds from the issuance of $485.0 million of participating Series A Senior Preferred Shares and $15.0 million of common stock in the first quarter of 2023, net of issuance costs, as well as $11.1 million of net proceeds to finance certain equipment purchases. We also repaid $603.3 million of long-term debt to redeem our 2016 Notes and repay $100.0 million on our USD TLA Facility, as compared to $1.1 billion repaid in 2022. These increases were partially offset by $185.3 million of higher dividends in 2023 as compared to 2022, primarily due to the payment of a special dividend on March 28, 2023, the increase in the total number of shares outstanding as a result of shares issued in the acquisition of IAA and payment of quarterly dividends to Series A Senior preferred shareholders beginning in the first quarter of 2023. In addition, we also incurred $41.6 million of debt issuance costs in the first quarter of 2023 in connection with the financing of the TLA Facility and the 2023 Notes, compared to $3.6 million in the prior year.

RB Global, Inc.	47

Dividend Information
We declared a dividend of $0.27 per common share for each of the quarters ended September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. On March 7, 2023, we declared a special cash dividend of $1.08 per share, contingent on the closing of the acquisition of IAA, payable to stockholders of record at the close of business on March 17, 2023, excluding holders of Series A Preferred Shares (the “Special Dividend”). The Special Dividend was paid in cash on March 28, 2023 following the acquisition of IAA. We also recorded Preferential Dividends of $6.7 million, of which $1.1 million was accrued and unpaid at September 30, 2023, and Participating Dividends of $1.8 million to the holders of the Series A Senior Preferred Shares on June 16, 2023. We have declared, but not yet paid, a dividend of $0.27 per common share for the quarter ended September 30, 2023. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.
Debt over Net Income
Debt at the end of the third quarter of 2023 represented 18.7 times net income at and for the twelve months ended September 30, 2023, compared to debt at the third quarter of 2022, which represented 2.1 times net income at and for the twelve months ended September 30, 2022. The increase in this debt/net income multiplier was primarily due to higher debt related to the IAA acquisition and higher acquisition-related and integration costs of $188.8 million in the twelve months ended September 30, 2023, partially offset by the inclusion of net income from IAA since March 20, 2023. The adjusted net debt/adjusted EBITDA was 3.2 times at and for the twelve months ended September 30, 2023, compared to 0.5 times at and for the twelve months ended September 30, 2022. The increase in this debt/net income multiplier was due to the same reasons as discussed above.
Return on Average Invested Capital
During the quarter ended September 30, 2022, we updated our calculation of return on average invested capital (“ROIC”) and adjusted ROIC. Refer to the non-GAAP measures section below, specifically our Adjusted Return and Adjusted ROIC Reconciliation, for further information.
ROIC decreased 1,390 bps to 5.3% for the twelve-month period ended September 30, 2023 from 19.2% for the twelve-month period ended September 30, 2022. This decrease is primarily due to an increase in the denominator mainly from the issuance of 70.3 million shares of the Company’s common stock for the acquisition of IAA and the issuance of the Series A Senior Preferred Shares in the first quarter of 2023, a decrease in net income driven by acquisition-related and integration costs incurred for the IAA and VeriTread acquisitions, and the non-repeat gain from the sale of the Bolton property in the first quarter of 2022. Adjusted return on average invested capital decreased 500 bps to 10.8% during the twelve months ended September 30, 2023 compared to 15.8% in the same period in 2022, primarily due to the changes in the denominator as discussed above, partially offset by a higher adjusted return as a result of higher adjusted net income available to common stockholders.
Critical Accounting Policies, Judgments, Estimates and Assumptions
In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. At September 30, 2023, there were no material changes in our critical accounting policies, and there were no material changes in judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, or in the notes to our consolidated financial statements included in “Part I, Item 1: Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, other than revised estimates made during the period with respect to the fair values of certain assets and liabilities acquired in the acquisition of IAA.
Refer to "Item 1 – Financial Statements: Note 3 Significant Judgements, Estimates and Assumptions" in this Quarterly Report on Form 10-Q for additional information.

RB Global, Inc.	48

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
Beginning in the third quarter of 2023, we updated the calculation of our non-GAAP measures to no longer adjust for the effect of the incremental net depreciation on the step-up in fair value of property, plant and equipment and the incremental net rent expense on the step-up in the fair value of operating lease right-of -use assets in connection with the application of acquisition accounting in the IAA acquisition. This change has been applied retrospectively to the second quarter of 2023 and accordingly to the nine-month period ended September 30, 2023. The Company continues to adjust for the amortization of acquired intangible assets, consistent with past practice, and the impact of purchase accounting on prepaid consigned vehicle charges which is expected to continue until the end of 2023.
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
Adjusted operating income eliminates the financial impact of adjusting items from operating income, which are significant items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, prepaid consigned vehicles charges, executive transition costs, and certain other items, which we refer to as “adjusting items.”
The following table reconciles adjusted operating income to operating income, which is the most directly comparable GAAP measure in our consolidated financial statements.

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Operating income	$145.8	$63.5	130%	$300.5	$387.8	(23)%
Share-based payments expense	12.7	8.8	44%	31.7	27.8	14%
Acquisition-related and integration costs	23.1	2.0	1,055%	195.6	15.1	1,195%
Amortization of acquired intangible assets	63.9	8.2	679%	156.5	25.2	521%
(Gain) loss on disposition of property, plant and equipment and related costs	0.6	0.9	(33)%	(0.9)	(167.7)	(99)%
Change in fair value of derivatives	—	—	—%	—	(1.3)	(100)%
Prepaid consigned vehicles charges	(7.6)	—	(100)%	(59.7)	—	(100)%
Other advisory, legal and restructuring costs	0.6	1.5	(60)%	1.3	4.9	(73)%
Executive transition costs	$9.8	$—	100%	$9.8	$—	100%
Adjusted operating income	$248.9	$84.9	193%	$634.8	$291.8	118%
______________________________________________________________
(1)Please refer to pages 56-58 for a summary of adjusting items during the three and nine months ended September 30, 2023 and September 30, 2022.
(2)Adjusted operating income represents operating income excluding the effects of adjusting items.

RB Global, Inc.	49

Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders Reconciliation
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, executive transition costs and certain other items, which we refer to as “adjusting items”.
On February 1, 2023, we sold $485.0 million of participating Series A Senior Preferred Shares, convertible into common shares of the Company at an initial conversion price of $73.00 per share, and $15.0 million of common shares of the Company. The preferred equity is considered a participating security, and as a result, beginning in the first quarter of 2023, the Company calculated diluted EPS using the two-class method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares to common shares, as well as the effect of any shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive. Under this method, earnings are allocated to holders of common stock and preferred stock based on dividends declared and their respective participation rights in undistributed earnings. As a result, during the three and nine months ended September 30, 2023, our net income available to common stockholders was lower by the cumulative dividends and allocated earnings to Series A Senior Preferred shareholders.

RB Global, Inc.	50

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Net income available to common stockholders	$54.7	$42.9	28%	$99.1	$274.4	(64)%
Share-based payments expense	12.7	8.8	44%	31.7	27.8	14%
Acquisition-related and integration costs	23.1	2.0	1,055%	195.6	15.1	1,195%
Amortization of acquired intangible assets	63.9	8.2	679%	156.5	25.2	521%
(Gain) loss on disposition of property, plant and equipment and related costs	0.6	0.9	(33)%	(0.9)	(167.7)	(99)%
Prepaid consigned vehicles charges	(7.6)	—	(100)%	(59.7)	—	(100)%
Loss on redemption of the 2016 and 2021 Notes and certain related interest expense	—	—	—%	3.3	9.7	(66)%
Change in fair value of derivatives	—	—	—%	—	(1.3)	(100)%
Other advisory, legal and restructuring costs	0.6	1.5	(60)%	1.3	4.9	(73)%
Executive transition costs	9.8	—	100%	9.8	—	100%
Related tax effects of the above	(22.2)	(4.5)	393%	(74.7)	5.9	(1366)%
Remeasurements in connection with business combinations	$—	$—	—%	$(2.9)	$—	(100)%
Related allocation of the above to participating securities	(2.9)	—	(100)%	(7.6)	—	(100)%
Adjusted net income available to common stockholders	$132.7	$59.8	122%	$351.5	$194.0	81%
Weighted average number of dilutive shares outstanding	183,601,601	112,209,535	64%	162,916,593	111,858,095	46%
Diluted earnings per share available to common stockholders	$0.30	$0.38	(21)%	$0.61	$2.45	(75)%
Diluted adjusted earnings per share available to common stockholders	$0.72	$0.53	36%	$2.16	$1.73	25%
______________________________________________________________
(1)Please refer to pages 56-58 for a summary of adjusting items during the three and nine months ended September 30, 2023 and September 30, 2022.
(2)Net income available to common stockholders is computed as: net income attributable to controlling interests less cumulative dividends on Series A Senior Preferred Shares and allocated earnings to participating securities.
(3)Adjusted net income available to common stockholders represents net income available to common stockholders, excluding the effects of adjusting items.
(4)Diluted adjusted EPS available to common stockholders is calculated by dividing adjusted net income available to common stockholders by the weighted average number of dilutive shares outstanding, except that it is computed based upon the lower of the two-class method or the if-converted method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares and the effect of shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive.

RB Global, Inc.	51

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
The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
			2023 over			2023 over
(in U.S. dollars in millions, except percentages)	2023	2022	2022	2023	2022	2022
Net income	$63.2	$42.9	47%	$121.8	$274.4	(56)%
Add: depreciation and amortization	101.1	24.3	316%	246.9	72.8	239%
Add: interest expense	63.7	9.2	592%	149.6	48.3	210%
Less: interest income	(4.5)	(1.8)	150%	(15.8)	(3.2)	394%
Add: income tax expense	23.1	14.7	57%	46.5	72.6	(36)%
EBITDA	246.6	89.3	176%	549.0	464.9	18%
Share-based payments expense	12.7	8.8	44%	31.7	27.8	14%
Acquisition-related and integration costs	23.1	2.0	1,055%	195.6	15.1	1,195%
(Gain) loss on disposition of property, plant and equipment and related costs	0.6	0.9	(33)%	(0.9)	(167.7)	(99)%
Remeasurements in connection with business combinations	—	—	—%	(1.4)	—	(100)%
Prepaid consigned vehicles charges	(7.6)	—	(100)%	(59.7)	—	(100)%
Change in fair value of derivatives	—	—	—%	—	(1.3)	(100)%
Other advisory, legal and restructuring costs	0.6	1.5	(60)%	1.3	4.9	(73)%
Executive transition costs	9.8	—	100%	9.8	—	100%
Adjusted EBITDA	$285.8	$102.5	179%	$725.4	$343.7	111%
______________________________________________________________
(1)Please refer to pages 56-58 for a summary of adjusting items during the three and nine months ended September 30, 2023 and September 30, 2022.
(2)Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described on pages 56-58.

RB Global, Inc.	52

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

	At and for the twelve months ended September 30,
					% Change
(in U.S. dollars in millions, except percentages)	2023		2022		2023 over 2022
Short-term debt	$4.7		$1.6		194%
Long-term debt	3,122.2		637.3		390%
Debt	3,126.9		638.9		389%
Less: cash and cash equivalents	(428.3)		(438.8)		(2)%
Adjusted net debt	2,698.6		200.1		1249%
Net income	$167.1		$305.0		(45)%
Add: depreciation and amortization	271.3		95.8		183%
Add: interest expense	159.1		58.7		171%
Less: interest income	(19.5)		(3.6)		442%
Add: income tax expense	60.1		83.4		(28)%
EBITDA	638.2		539.3		18%
Share-based payments expense	40.8		34.0		20%
Acquisition-related and integration costs	217.8		29.0		651%
Loss (gain) on disposition of property, plant and equipment and related costs	—		(167.9)		(100)%
Remeasurements in connection with business combinations	(1.4)		—		(100)%
Prepaid consigned vehicles charges	(59.7)		—		(100)%
Other advisory, legal and restructuring costs	1.5		7.5		(80)%
Executive transition costs	9.8		—		100%
Adjusted EBITDA	$847.0		$441.9		92%
Debt/net income	18.7	x	2.1	x	790%
Adjusted net debt/adjusted EBITDA	3.2	x	0.5	x	540%
______________________________________________________________
(1)Please refer to pages 56-58 for a summary of adjusting items during the trailing twelve months ended September 30, 2023 and September 30, 2022.
(2)Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described in pages 56-58 .
(3)Adjusted net debt is calculated by subtracting cash and cash equivalents from short and long-term debt and long-term debt in escrow.
(4)Adjusted net debt/Adjusted EBITDA is calculated by dividing adjusted net debt by adjusted EBITDA.

RB Global, Inc.	53

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
The following table reconciles OFCF to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	Twelve months ended September 30,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Cash provided by operating activities	$405.8	$277.4	46%
Property, plant and equipment additions	(159.3)	(29.1)	447%
Intangible asset additions	(95.0)	(36.3)	162%
Proceeds on disposition of property plant and equipment	32.0	165.4	(81)%
Net capital (spending) proceeds	$(222.3)	$100.0	(322)%
OFCF	$183.5	$377.4	(51)%
______________________________________________________________
(1)OFCF is calculated by subtracting net capital spending from cash provided by operating activities.
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

RB Global, Inc.	54

The following table reconciles adjusted return and adjusted ROIC to net income available to common stockholders and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	At and for the twelve months ended September 30,
			% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2023 over 2022
Net income (loss) attributable to controlling interests	$167.5	$305.0	(45)%
Add:
Interest expense	159.1	58.7	171%
Interest income	(19.5)	(3.6)	442%
Interest, net	139.6	55.1	153%
Tax on interest, net	(34.0)	(14.6)	133%
Reported return	$273.2	$345.5	(21)%

Add:
Share-based payments expense	40.8	34.0	20%
Acquisition-related and integration costs	217.8	29.0	651%
Amortization of acquired intangible assets	164.7	33.1	398%
Loss (gain) on disposition of property, plant and equipment and related costs	—	(167.9)	(100)%
Remeasurements in connection with business combinations	(2.9)	—	(100)%
Prepaid consigned vehicles charges	(59.7)	—	(100)%
Other advisory, legal and restructuring costs	1.5	7.5	(80)%
Executive transition costs	9.8	—	100%
Related tax effects of the above	(83.6)	1.9	(4,500)%
Adjusted return	$561.6	$283.1	98%

Short-term debt - opening balance	$1.6	$18.5	(91)%
Short-term debt - ending balance	4.7	1.6	194%
Average short-term debt	3.2	10.1	(68)%
Long-term debt - opening balance	637.3	633.7	1%
Long-term debt - ending balance	3,122.2	637.3	390%
Average long-term debt	1,879.8	635.5	196%
Preferred equity - opening balance	—	—	—%
Preferred equity - ending balance	482.0	—	100%
Average preferred equity	241.0	—	100%
Stockholders' equity - opening balance	1,238.8	1,061.9	17%
Stockholders' equity - ending balance	4,911.8	1,238.8	296%
Average stockholders' equity	3,075.3	1,150.4	167%
Average invested capital	$5,199.3	$1,796.0	189%

ROIC	5.3%	19.2%	(1,390)bps
Adjusted ROIC	10.8%	15.8%	(500)bps
______________________________________________________________
(1)Please refer to pages 56-58 for a summary of adjusting items during the trailing twelve months ended September 30, 2023 and September 30, 2022.
(2)ROIC is calculated as reported return divided by average invested capital. We calculate average invested capital as the average short-term, long-term debt and average stockholders’ equity over a trailing twelve-month period.
(3)Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital.
(4)Leases (Topic 842) requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.

RB Global, Inc.	55

Adjusting items during the trailing twelve months ended September 30, 2023 were:
Recognized in the third quarter of 2023
•$12.7 million share-based payments expense.
•$23.1 million of acquisition-related and integration costs primarily relating to the acquisition of IAA, which was completed on March 20, 2023.
•$63.9 million amortization of acquired intangible assets, which includes $56.1 million of amortization relating to the acquired intangible assets from IAA since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021, respectively.
•$0.5 million loss on disposition of property, plant and equipment and related costs, which primarily includes a $1.0 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, offset by a $0.5 million gain on the disposition of property, plant and equipment.
•$7.6 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
•$0.6 million of other advisory, legal, and structuring costs, which includes $0.5 million of terminated and ongoing transaction costs and $0.1 million of legal and other consulting costs associated with the Canada Revenue Agency’s (“CRA”) investigation.
•$9.8 million of estimated executive transition costs associated with the departures of certain executives on August 1, 2023, which includes severance, estimated settlement amounts, less recapture of previously expensed share-based compensation of the former CEO upon resignation.
Recognized in the second quarter of 2023
•$12.3 million share-based payments expense.
•$46.3 million of acquisition-related and integration costs primarily relating to the acquisition of IAA, which was completed on March 20, 2023. Acquisition-related and integration costs includes a net $16.3 million settlement expense made to terminate a non-compete agreement to which IAA was bound, consulting and other costs incurred in integration of IAA, severance and related accelerated share-based payment expenses for employees as certain functions are integrated, and other legal and acquisition-related costs.
•$76.0 million amortization of acquired intangible assets, which includes $67.6 million of amortization relating to the acquired intangible assets from IAA since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021, respectively.
•$1.5 million gain on disposition of property, plant and equipment and related costs, which primarily includes a $2.0 million gain for the sale of a property in the United States, partially offset by a $1.2 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022.
•$39.7 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
•$0.5 million of legal and other consulting costs associated with the Canada Revenue Agency’s (“CRA”) investigation.
Recognized in the first quarter of 2023
•$6.7 million share-based payments expense.
•$126.2 million of acquisition-related and integration costs primarily relating to the acquisition of IAA, which was completed on March 20, 2023. Acquisition-related and integration costs include financing, severance for certain IAA executives, related accelerated share-based payment expenses and other consulting, legal and other costs incurred to effect the acquisition or integration of the combined businesses.
•$16.6 million amortization of acquired intangible assets, which includes $7.7 million of amortization relating to the acquired intangible assets from IAA for the 11-day period since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021 respectively.
•$4.0 thousand loss on disposition of property, plant and equipment and related costs includes a $1.2 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the

RB Global, Inc.	56

$169.1 million gain on the Bolton property in the first quarter of 2022, offset by $1.2 million gain related to a sale of a property located in Dubai, United Arab Emirates.
•$2.9 million remeasurements in connection with business combinations, which includes $1.4 million gain relating to the remeasurement of the Company’s previously held 11% interest in VeriTread, in connection with the acquisition of VeriTread in January 2023, and $1.5 million from the remeasurement of the Company’s US opening deferred tax balances driven by a recalculation of a new U.S. tax rate for the Company following the acquisition of IAA.
•$12.4 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
•$3.3 million loss on redemption of the 2016 Notes due to the difference between the reacquisition price of the 2016 Notes and the net carrying amount of the extinguishment debt (primarily unrecognized deferred debt issuance costs).
•$0.2 million of legal and other consulting costs associated with the CRA’s investigation.

Recognized in the fourth quarter of 2022
•$9.1 million share-based payments expense.
•$22.2 million of acquisition-related and integration costs primarily relating to the proposed acquisition of IAA, and the share-based continuing employment costs for the acquisitions of Rouse and SmartEquip.
•$8.2 million amortization of acquired intangible assets primarily from the acquisitions of IronPlanet, SmartEquip, and Rouse.
•$0.9 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, partially offset by $0.3 million gain on disposition of property, plant and equipment in the quarter.
•$0.2 million of restructuring costs relating to retention costs in connection with the restructuring of our information technology team during the year.
Adjusting items during the trailing twelve months ended September 30, 2022 were:
Recognized in the third quarter of 2022
•$8.8 million share-based payments expense.
•$2.0 million of acquisition-related and integration costs primarily relating to the share-based continuing employment costs for the acquisitions of Rouse and SmartEquip.
•$8.2 million amortization of acquired intangible assets primarily from the acquisitions of IronPlanet, SmartEquip, and Rouse.
•$0.9 million loss on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, offset by $0.3 million gain on disposition of property, plant and equipment in the quarter.
•$1.5 million of other advisory, legal and restructuring costs, which include $1.1 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team during the first quarter of 2022, driven by our strategy to build a new digital technology platform, and $0.1 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.
Recognized in the second quarter of 2022
•$13.6 million share-based payments expense.
•$3.4 million of acquisition-related and integration costs related to the terminated acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
•$8.4 million amortization of acquired intangible assets primarily from the acquisitions of IronPlanet, SmartEquip, and Rouse.
•$1.2 million gain on disposition of property, plant and equipment and related costs includes a $1.3 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, and $0.1 million gain on disposition of property, plant and equipment in the quarter.
•$9.7 million loss on redemption of the 2021 Notes and certain related interest expense includes (a) $4.8 million of loss on redemption of the 2021 Notes due to a difference between the reacquisition price of the 2021 Notes and the net carrying amount of the extinguished debt (primarily the write off of the unamortized debt issuance costs), (b) $0.7 million of deferred

RB Global, Inc.	57

debt issuance costs written off due to the expiry of the undrawn $205.0 million DDTL Facility in the quarter, and (c) interest expense of $4.2 million incurred in the quarter relating to the 2021 Notes, which were redeemed as a result of the terminated Euro Auctions acquisition in April 2022.
•$1.1 million of other advisory, legal and restructuring costs, which include $0.6 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.3 million of severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, and $0.2 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.
Recognized in the first quarter of 2022
•$5.4 million share-based payments expense.
•$8.5 million amortization of acquired intangible assets primarily from the acquisitions of IronPlanet, SmartEquip, and Rouse.
•$169.8 million gain recognized on the disposition of property, plant and equipment of which $169.1 million related to the sale of a property located in Bolton, Ontario.
•$9.6 million of acquisition-related and integration costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
•$1.3 million gain due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
•$2.3 million of other advisory, legal and restructuring costs, which include $0.9 million related to severance and retention costs in connection with the restructuring of our information technology team driven by our strategy to build a new digital technology platform, $0.5 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.4 million of SOX remediation costs, and $0.6 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.
Recognized in the fourth quarter of 2021
•$6.2 million share-based payments expense.
•$7.9 million amortization of acquired intangible assets primarily from the acquisitions of IronPlanet, SmartEquip, and Rouse.
•$14.0 million of acquisition-related and integration costs related to the proposed acquisition of Euro Auctions and the completed acquisitions of SmartEquip and Rouse.
•$0.1 million gain recognized on the disposition of property, plant and equipment
•$1.3 million loss due to the change in fair value of derivatives to manage our exposure to foreign currency exchange rate fluctuations on the purchase consideration for the proposed acquisition of Euro Auctions.
•$2.6 million of other advisory, legal and restructuring costs, which include $1.4 million of terminated and ongoing transaction and legal costs relating to mergers and acquisition activity, $0.7 million of SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, and $0.5 million of advisory costs relating to a cybersecurity incident detected in the fourth quarter of 2021.
ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the nine months ended September 30, 2023 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Principal Finance and Accounting Officer (“Principal Financial Officer”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

RB Global, Inc.	58

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the Principal Financial Officer concluded that, as of September 30, 2023, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
The Company, including its CEO and Principal Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Changes in Internal Control over Financial Reporting
Other than related to the acquisition of IAA, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. We are currently in the process of integrating the IAA operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

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
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

RB Global, Inc.	60

ITEM 6:    EXHIBITS
Exhibits
The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

RB Global, Inc.	61

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: November 9, 2023	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: November 9, 2023	By:	/s/ Megan Cash
Megan Cash Principal Finance and Accounting Officer (Principal Financial Officer)

RB Global, Inc.	62