Form 10-K
period 2023-12-31
RB GLOBAL INC.
filed 2024-02-28
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission file number: 001-13425
RB Global, Inc.

(Exact Name of Registrant as Specified in its Charter)

Canada	98-0626225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Westbrook Corporate Center, Suite 500,
Westchester, Illinois, USA 60154	(708) 492-7000
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Shares	RBA	New York Stock Exchange
Common Share Purchase Rights	N/A	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) was approximately $10,884,028,380. The number of common shares of the registrant outstanding as of February 27, 2024, was 183,016,770.

Documents Incorporated by Reference
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2023, in connection with the registrant’s 2023 Annual and Special Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

RB GLOBAL, INC.
FORM 10-K
For the year ended December 31, 2023

Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Annual Report on Form 10-K of RB Global, Inc., formerly known as Ritchie Bros. Auctioneers Incorporated (collectively referred to as “RB Global”, the “Company”, “we”, or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These statements are based on our current expectations and estimates about our business and markets, and may include, among others, statements relating to:
•our future strategy, objectives, targets, projections and performance;
•our ability to drive shareholder value;
•potential growth and market opportunities;
•our internet initiatives and the level of participation in our auctions by internet bidders, and the success of our online marketplaces;
•our ability to grow our businesses, acquire new customers, enhance our sector reach, drive geographic depth, and scale our operations;
•the impact of our initiatives, services, investments, and acquisitions on us and our customers;
•the acquisition or disposition of properties;
•potential future mergers and acquisitions;
•our ability to integrate acquisitions (including IAA, Inc. (“IAA”));
•the impact of our new initiatives, services, investments, and acquisitions on us and our customers;
•our future capital expenditures and returns on those expenditures;
•our ability to add new business and information solutions, including, among others, our ability to maximize and integrate technology to enhance our existing services and support additional value-added service offerings;
•the supply trend of equipment and vehicles in the market and the anticipated price environment, as well as the resulting effect on our business and Gross Transaction Value (“GTV”);
•our compliance with all laws, rules, regulations, and requirements that affect our business;
•effects of various economic, financial, industry, and market conditions or policies, including inflation, the supply and demand for property, equipment, or natural resources;
•the behavior of commercial assets and vehicle pricing;
•the relative percentage of GTV represented by straight commission or underwritten (guarantee and inventory) contracts, and its impact on revenues and profitability;
•our future capital expenditures and returns on those expenditures;
•the effect of any currency exchange and interest rate fluctuations on our results of operations;
•the grant and satisfaction of equity awards pursuant to our compensation plans;
•any future declaration and payment of dividends, including the tax treatment of any such dividends;
•financing available to us from our credit facilities or other sources, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs; and
•our ability to satisfy our present operating requirements and fund future growth through existing working capital, credit facilities and debt.
While we have not described all potential risks related to our business and owning our common shares, the factors discussed in “Part I, Item 1A: Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2023 are among those that may affect our performance materially or could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein.
SUMMARY OF RISK FACTORS
The following is a summary of the principal risks described below in “Part I, Item 1A: Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K:

RB Global, Inc.	1

Risks Related to Our Recently Completed Acquisition of IAA
•Combining the businesses of Ritchie Bros. and IAA may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the acquisition, which may adversely affect our business results and negatively affect the value of our common shares.
•We may be unable to realize the anticipated cost synergies and other opportunities expected from the acquisition of IAA, which could adversely affect our business, financial condition and results of operations.
•Certain contractual counterparties may seek to modify contractual relationships with us, which could have an adverse effect on the Company’s business and operations.
•We may be exposed to increased litigation, which could have an adverse effect on our business and operations.
•We have incurred a substantial amount of debt to complete the acquisition of IAA, which could have a material adverse effect on our business, cash flows and financial condition.
•Significant costs have been incurred and are expected to be incurred in connection with the consummation and integration of the acquisition of IAA.
Risks Related to Our Business
•Our business and operating results would be adversely affected due to the loss of one or more significant suppliers, a reduction in significant volume from suppliers, an adverse change in our supplier relationships, or a disruption to our supply of damaged, total loss and low-value vehicles.
•Our business and operating results would be adversely affected if we are unable to meet or exceed our buyer customers’ demand and expectations or due to a disruption in demand of damaged, total loss and low-value vehicles.
•IAA’s market position and competitive advantage could be threatened by our competitors and/or disruptive new entrants.
•If our facilities lack the capacity to accept additional vehicles, then our relationships with insurance companies or other vehicle suppliers could be adversely affected.
•We may be unable to keep existing facilities or open new facilities in desirable locations and on favorable terms, which could materially and adversely affect our results of operations.
•Macroeconomic factors, including high fuel prices, high labor costs, rising inflation and changes in prices of assets transacted on our marketplaces, may have an adverse effect on our revenues and operating results.
•Reliance on our subhaulers and trucking fleet operations could materially and adversely affect our business and reputation.
•Weather-related and other events beyond our control may adversely impact operations.
•An increase in the number of damaged and total loss vehicles we purchase could adversely affect our profitability.
•A significant change in salvage values could impact the proceeds and revenue from the sale of damaged and total loss vehicles.
•IAA assumes the settlement risk for vehicles sold through its marketplaces.
•Changes in laws affecting the import and export of damaged and total loss vehicles may have an adverse effect on our business and financial condition.
•We are subject to potential liabilities with respect to IAA’s prior separation from KAR Auction Services, Inc.
•We may not realize the anticipated benefits of, and synergies from, acquisitions and may become responsible for certain liabilities and integration costs as a result.
•Damage to our reputation could harm our business.
•We may incur losses as a result of our guarantee and inventory contracts and advances to consignors.
•The availability and performance of our technology infrastructure, including our websites, is critical to our business and continued growth.
•Consumer behavior is rapidly changing, and if we are unable to successfully adapt to consumer preferences and develop and maintain a relevant and reliable inventory management and multichannel disposition experience for our customers, our financial performance and brand image could be adversely affected.
•We rely on data provided by third parties, the loss of which could limit the functionality of certain of our platforms and disrupt our business.
•Government regulation of the Internet and e-commerce is evolving, and unfavorable changes in this or other regulations could substantially harm our business and results of operations.
•If our ability, or the ability of our third party service partners, cloud computing platform providers or third party data center hosting facilities, to safeguard the reliability, integrity and confidentiality of our and their information technology systems is compromised, if unauthorized access is obtained to our systems or customers’, suppliers', counterparties' and employees' confidential information, or if authorized access is blocked or disabled, we may incur significant reputational harm, legal exposure, or a negative financial impact.
•Our future expenses may increase significantly and our operations and ability to expand may be limited as a result of licenses, laws and regulations governing auction sites, environmental protection, international trade and other matters.
•Losing the services of one or more key personnel or the failure to attract, train and retain personnel could materially affect our business.
•Failure to maintain safe sites could materially affect our business and reputation.

RB Global, Inc.	2

•Income and commodity tax amounts, including tax expense, may be materially different than expected and there is a trend by global tax collection authorities towards the adoption of more aggressive laws, regulations, interpretations and audit practices.
•Our substantial international operations expose us to foreign exchange rate fluctuations that could harm our results of operations.
•Our business operations may be subject to a number of federal and local laws, rules and regulations including export control regulations.
•Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the Corruption of Foreign Public Officials Act, or the CFPOA, and similar laws associated with our activities outside of the U.S. could subject us to penalties and other adverse consequences.
•We are pursuing a long-term growth strategy that may include acquisitions and developing and enhancing an appropriate sales strategy, which requires upfront investment with no guarantee of long-term returns.
•We are regularly subject to general litigation and other claims, which could have an adverse effect on our business and results of operations.
•Privacy concerns and our compliance with current and evolving domestic or foreign laws and regulations regarding the processing of personal information and other data may increase our costs, impact our marketing efforts or decrease adoption and use of our products and services, and our failure to comply with those laws and regulations may expose us to liability and reputational harm.
•Our business continuity plan may not operate effectively in the event of a significant interruption of our business.
•Our insurance may be insufficient to cover losses that may occur as a result of our operations.
•Certain global conditions may affect our ability to conduct successful events.
Financial Risks
•Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price.
•We have substantial indebtedness, and the degree to which we are leveraged may materially and adversely affect our business, financial condition and results of operations.
•Our debt instruments have restrictive covenants that could limit our financial flexibility.
Risks Related to Our Intellectual Property
•We may be unable to adequately protect or enforce our intellectual property rights, which could harm our reputation and adversely affect our growth prospects.
Risks Related to Our Industry
•Competition could result in reductions in our future revenues and profitability.
•Decreases in the supply of, demand for, or market values of used equipment, could harm our business.
Risks Related to Our Organization and Governance
•Our articles, by-laws, shareholder rights plan and Canadian law contain provisions that may have the effect of delaying or preventing a change in control.
•U.S. civil liabilities may not be enforceable against us, our directors, or our officers.
•We are governed by the corporate laws of Canada, which in some cases have a different effect on shareholders than the corporate laws of Delaware.

RB Global, Inc.	3

PART I
ITEM 1:    BUSINESS
Company Overview
RB Global, Inc. and its subsidiaries (collectively referred to as the “RB Global”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is a leading global marketplace that connects sellers and buyers of commercial assets and vehicles. Through our omnichannel platform we facilitate transactions for customers in primarily the automotive, construction, and commercial transportation sectors. We also serve customers in the agriculture, energy, and natural resources sectors, as well as government entities. Our customers primarily include automotive insurance companies, as well as end users, dealers, fleet owners, and original equipment manufacturers (“OEMs”) of commercial assets and vehicles. We also provide our customers value-added marketplace services, technology solutions for vehicle merchandising, platforms for lifecycle management of assets, and a market data intelligence platform to help customers make more informed business decisions.
We have a global presence, primarily with operations in the United States, Canada and across Europe, and employ more than 7,900 full-time employees worldwide.
The Company changed its name from Ritchie Bros. Auctioneers Incorporated to RB Global, Inc. and moved its global headquarters to Westchester, Illinois, United States from Burnaby, British Columbia, Canada after the close of the acquisition of IAA in the first quarter of 2023.
Business Combinations
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

As part of the acquisition, pursuant to the terms of an Agreement and Plan of Merger and Reorganization with IAA, IAA stockholders received $12.80 per share in cash and 0.5252 shares of the Company for each share of IAA common stock they owned (the “Exchange Ratio”). As such, we paid approximately $1.7 billion in cash consideration and issued 70.3 million shares of our common stock to complete the acquisition. In addition, we repaid approximately $1.2 billion of IAA’s net debt and $500.0 million principal amount of its senior notes, and therefore acquired IAA debt free. We expect that the acquisition of IAA will accelerate our journey to become the trusted global marketplace for transaction solutions, insights, and services as well as diversify our customer base by providing us with a significant presence in the automotive sector, an industry with strong fundamentals and proven secular growth. Additionally, our management team has experience in the automotive and insurance ecosystem, which we expect will improve and shape our customers' experiences. With enhanced scale and an expanded addressable market, we expect to be able to drive additional GTV growth through our platforms and auction sites, and consistently over-deliver on the commitments we make to our customers.

On January 3, 2023, we also acquired a 75% controlling interest in VeriTread LLC ("VeriTread") for a total purchase price of $32.4 million. VeriTread is a transportation technology company in the United States that provides an online marketplace solution for open deck transport, connecting shippers and service providers. The acquisition of VeriTread is also aligned with our growth strategy and we expect to benefit from anticipated synergies from applying their transportation platform, network of carriers, equipment database and services to our customer base.

Further information regarding the business combinations are described in "Part II, Item 8: Financial Statements and Supplementary Data - Note 4 Business Combinations."
Macroeconomic Conditions
Various macroeconomic factors can impact the behaviors of our customers, our business and our operating results, including inflation, interest rate volatility and foreign currency fluctuations.
•Inflation - We continue to experience inflationary pressures on our business through elevated operating costs.
•Interest rates - Interest rate volatility may impact our customers' preferences around disposal services and their ability to finance equipment or other assets. We are also exposed to interest rate volatility on approximately $1.7 billion of our long-term debt that has floating rates.

RB Global, Inc.	4

•Foreign currency - Foreign currency fluctuations may impact our global customers ability to buy and sell assets on our marketplace impacting our ability to generate revenue. Additionally, foreign currency fluctuations could impact our financial results given that we earn revenue and operate globally across multiple countries and in different currencies. On an annual basis, we expect the impact of fluctuations of currency on our revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar, our presentation currency. We also enter into forward contracts to protect against foreign exchange rate risks related to certain intercompany balances denominated in a currency other than the entity's functional or local currency. Accordingly, foreign currency fluctuations generally do not have a significant impact on our operating results.
Industry Trends

The volume of assets and average selling price sold in our auctions and marketplaces fluctuate on a quarterly basis. The volume of assets we sell and the demand for our services can be influenced by the utilization rate of assets by our customers in the commercial construction and transportation sector, and by the automotive loss ratio in the automotive sector. In addition, seasonality, timing of significant events and customer transactions, holiday calendars and severe or prolonged weather events may also impact our volumes.

The changes in global supply of new commercial assets and vehicles impacts our customers and their preferences around disposition services. During the COVID-19 pandemic, the lack of supply of new commercial assets and vehicles combined with a robust demand led to higher average selling prices of assets sold through our auctions and marketplaces.

In the automotive sector, fluctuations in supply and vehicle prices, combined with changes in vehicle repair costs, can impact the number of vehicles declared as a total loss by our insurance customers, and as such has an impact on the volume of vehicles disposed of through our transaction solutions. The demand for our services is further impacted by the number and age of the vehicles in service ("Car Parc"), the number of vehicle miles driven, the complexity of the design and technology content of vehicles, and the overall demand of recycled and automotive parts.
Competition
We encounter different competitors by region, sector, and service across the entire suite of solutions we offer to our customers.

Competition in the commercial construction and transportation sector for transaction solutions is highly fragmented geographically and by transaction format. We compete for sellers against online and physical auctioneers, brokers, OEMs and equipment dealers offering trade-in services. Some of our customers, including large fleet owners, may seek private sales instead of third-party transaction solutions. The market is constantly evolving and subject to change from new and existing competitors and technology-enabled selling solutions for sellers.

In the automotive sector, our sellers are comprised of insurance and non-insurance customers seeking transaction solutions for their damaged or low-value vehicles. We primarily compete with Copart, Inc., Total Resource Auctions, Inc., a subsidiary of Cox Enterprises, and certain independent used vehicle auction companies that regularly remarket damaged and total loss vehicles. We have contractual service level agreements and various supply agreements with our sellers, primarily automotive insurance customers. Our performance against service level agreements and gross returns to drive the best net returns are critical areas of competition, and we are taking decisive steps to improve the consistency of over-delivering against these commitments.

Competitive Advantages

•Global platform - Our global platform allows us to connect buyers and sellers, offer insights and value-added services for commercial assets and vehicles through our omnichannel marketplace, both digitally and through our auction sites in 14 countries. This omnichannel approach offers unmatched choice and flexibility, tailoring transaction solutions to suit our customers' diverse and changing needs. We also offer our customers a full spectrum of value-added services, such as transportation and logistics, appraisal, inspection, refurbishing, and financial services.

•Trusted customer relationships - Our seasoned sales teams boast long-standing customer relationships, acting as trusted advisors. We take a long-term view, offering unparalleled solutions to simplify their experience and cultivate partnerships that span generations.

•Data, insights and services - Rich data and analytics are a cornerstone to the best customer experience. We invest in data science to deliver asset value predictions, generate user leads, prioritize marketing investments, interpret price trends, and more. Proprietary algorithmic asset pricing is used internally to set target values and optimize marketplace operations and externally to provide our customers with real-time asset values. In addition, our Rouse Services business and brand is the leading provider of construction equipment rental metrics, benchmarks, and construction equipment valuations to lenders,

RB Global, Inc.	5

rental companies, contractors, and dealers. Our business model is built upon an extensive data ecosystem, proprietary analytics, data science techniques, and trusted customer relationships rooted in service and confidentiality.

•Global presence - we achieve exceptional agility with our extensive global network of 354 locations, enabling us to be closer in proximity to our customers. This proximity helps minimize transportation costs and provides our customers with the choice of care, custody, and control of equipment and vehicles. The acquisition of IAA in 2023 significantly strengthened our geographic presence and increased the number of locations we have to service our customers.

•Flexibility of yard space and teammates - Teammates working in different sectors can come together across multiple locations to meet our customers' needs when necessary. Specifically, in a catastrophic event impacting our automotive sector customers, we can increase the speed of our response and avoid incremental operating costs by leveraging all our teammates and unused capacity across all of our locations.

•Global buyer base and demand engine - Our global presence and sophisticated approach to driving buyer demand allows us to generate deep pools of liquidity for transactions, enabling global market pricing for commercial assets and vehicle sellers and helping to deliver the best price realization. We serve customers in more than 170 countries across a variety of sectors.

•Brand - Our well-established brands are well recognized and have a loyal customer base. The Company's marketplace brands include Ritchie Bros., the world's largest auctioneer of commercial assets and vehicles, and IAA, a leading global digital marketplace connecting vehicle buyers and sellers. RB Global's portfolio of brands also includes Rouse Services, which provides complete end-to-end asset management, data-driven intelligence, and performance benchmarking system, SmartEquip, an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers and dealers and VeriTread, an online marketplace for heavy haul transport.
Growth Strategy
We see significant opportunities to grow our business profitably by leveraging our existing platform and industry presence to become the trusted global marketplace for transaction solutions, insights, and services for commercial assets and vehicles.

We excel at partnering with customers who share our commitment to building trusted relationships. By understanding and responding to our customers changing needs and preferences, we cultivate lasting and robust relationships. This has fueled sustained growth across our diverse marketplace, where a vast range of sectors offers opportunities for expansion and success. We intend to grow our market share and become the partner of choice across all the sectors we serve. The core elements of the strategy are:

•Best Customer Experience - We measure our success through the success of our customers. We have a long history, culture, and passion for being trusted partners to our customers. To us, being a good partner is over-delivering against the commitments we make to them. We do this by focusing on operational excellence and fostering a culture of continuous innovation and improvement by empowering our teammates. Central to this is investing in technology to develop new products and services and to make it easier for customers to interact with us and make the best business decisions.
•Best Teammate Experience - We strive to create the best workplace for all employees and create a place where they want to build a career. We encourage open and honest dialogue and are committed to robust communications from management to employees and creating channels for sharing feedback. We also continue to invest in technology to improve our team members' work environment and experience.

•Modern Architecture - We are transitioning to modern technology, based in the cloud, that allows us to create a single presence for our customers across all of our solutions. We expect that this will allow flexibility and agility for us to respond to our customer's evolving needs and enable a foundation for scalable growth.

We are committed to growing our business by prioritizing and focusing on the needs of our customers and our partners.
Service Offerings
We offer our customers multiple distinct, complementary, multi-channel brand solutions that address the range of their buying and selling needs for commercial assets, vehicles and other types of assets. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used equipment and vehicles available to them. The tables below illustrate the various channels and brand solutions available to our customers.

RB Global, Inc.	6

Solution	Brand(s)	Description
Transaction Solutions	RB Auction	Onsite and online marketplace for selling and buying used equipment
	IronPlanet	Online marketplace for selling and buying used equipment
	Marketplace-E	Online make offer/buy now format
	GovPlanet	Online marketplace for the sale of government and military assets
	IAA AuctionNow™	Online auction bidding and buying solution, that features inventory located at physical branches and offsite locations. Available to a global buyer audience
	IAA Buy Now™	Online buy now format available between scheduled auctions, leveraging ML based pricing recommendations
	IAA Custom Bid™	Bidding tool that provides buyers focused on recycling the ability to set pre-bids in an auction based on vehicle attributes
	IAA Timed Auctions™	Timed auction format that allows for competitive bidding and sale prior to a scheduled auction
	Ritchie Bros. Private Treaty	Confidential, negotiated sale of large equipment
Financial Services	Ritchie Bros. Financial Services	Loan origination service that uses a brokerage model to match loan applicants with appropriate financial lending institutions
	IAA Loan Payoff™	Service that mitigates the time-consuming process of managing a total loss claim requiring loan payoff and title release
Appraisal Services	Rouse Appraisals	Unbiased, certified appraisal services
Inspection Services	Ritchie Bros. Inspections	Truck and heavy equipment inspections
	IAA Inspection Services®	Remote inspections and appraisals for salvage vehicles
Listings Services	Ritchie List Mascus	Online equipment listing service and B2B dealer portal
Refurbishing Services	Ritchie Bros. Refurbishing	Repair, paint, and other make-ready services
Transportation & Logistics Services	Ritchie Bros. Logistics	End-to-end transportation and customs clearance solution for sellers and buyers with shipping needs
	VeriTread Transport	Online transportation marketplace, connecting shippers and carriers
	IAA Transport™	Integrated shipping solution allowing buyers to schedule shipment of vehicles during the checkout process
	IAA Tow App™	Mobile dispatch solution that assists the tow network
Data Services	Rouse Services	The leading provider of construction equipment market intelligence
	CSAToday®	Online reporting and analysis tool that gives sellers the ability to manage their vehicle assets and monitor sales performance
	IAA Market Value™	A solution for sellers looking to estimate the values of their vehicles based on user-provided information and historical auction data
Parts Services	SmartEquip	Online marketplace connecting equipment owners with parts manufacturers
Catastrophe Response Services	Catastrophe (CAT) Services™	Industry-leading strategic catastrophe response service focused on real estate capacity, operational execution, transportation logistics and vehicle merchandising and selling
Title Services	IAA Title Services®	Full suite of title services that facilitate the title documentation, settlement and retrieval process
Contract options
We offer consignors several contract options to meet their individual needs and sale objectives for selling used equipment or vehicles, which include:
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

RB Global, Inc.	7

•Inventory contracts, where we purchase, take custody, and hold used equipment and other assets before they are resold in the ordinary course of business.
We collectively refer to guarantee and inventory contracts as underwritten or “at-risk” contracts.
Other value-added services
We also provide a wide array of value-added services to make the process of selling and buying equipment and vehicles convenient for our customers. In addition to the services listed in the table above, we also provide the following value-added services to our customers:
•Conducting title searches, where registries are commercially available, to help ensure equipment sold through RB Global is free and clear of all liens and encumbrances (if we are not able to deliver clear title, we provide a full refund up to the purchase price to the buyer);
•Making equipment available for inspection, testing, and comparison by prospective buyers;
•Displaying high-quality, zoomable photographs of equipment on our website;
•Providing 360-degree video inspection technology to increase buyer confidence in equipment being purchased;
•Providing industry-leading professional equipment inspections and reports;
•Providing free detailed equipment information on our website for most equipment;
•Providing access to commercial transportation companies and customs brokerages through our logistical services;
•Handling all pre-auction marketing, as well as collection and disbursement of proceeds;
•Providing equipment sales and rental data intelligence and performance benchmarking solutions; and
•Providing an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers and dealers.
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
Environmental, Social & Governance
In 2023, RB Global continued to advance its Environmental, Social and Governance ("ESG") framework, which was developed in 2022, and also began to align its strategy with IAA's ESG program, which includes the integration of ESG approaches, resources, and capabilities.
Building on the foundation established in 2022, our ESG framework remains instrumental in guiding our actions and driving our ESG progress. We use our framework to establish our goals, targets and performance metrics. As we continue to develop our ESG program and integrate IAA into our operations and business processes, we intend to continue to adjust and enhance our strategy, goals and aspirations as needed.

Below is an overview of RB Global's commitment to ESG. Please see our website for our latest sustainability reports and further details on our initiatives and accomplishments.
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

RB Global, Inc.	8

We support the transition to a low-carbon world through enabling a circular economy of vehicles and equipment and through our efforts to manage our greenhouse gas emissions. We engage our customers to optimize the use and efficiency of equipment, to re-use, refurbish and recycle before disposition, as extending the life of heavy equipment and vehicles is core to our business model. In turn, we believe this reduces waste and lessens the need to extract natural resources to produce equipment.

In 2023, we took the opportunity to comprehensively evaluate our environmental impact, considering the impacts from the acquisition of IAA. This year has been a transition year for us in respect to our Scope 1, 2 and 3 inventory. To support our reporting and further meaningful action, we developed a baseline carbon inventory of Scopes 1 and 2 in 2022 and completed our Scope 3 inventory in 2023 using recognized standards such as the Greenhouse Gas ("GHG") protocol. This enabled us to gain a more complete understanding of our global carbon footprint and identify areas where we can make improvements. With this valuable data, we are well-equipped to establish achievable reduction targets, track our progress, and effectively manage and mitigate our environmental impact.
We continue our commitment to environmental management by ensuring availability of treatment systems to manage wastewater, a recycling system to promote waste management and air filtration systems when necessary. We also promote environmentally conscious facilities including vehicle electrification and electric vehicle charging stations at our sites and corporate offices.
Social
Human Capital
With the completion of the acquisition of IAA on March 20, 2023, we now employ approximately 7,900 full-time employees (up 182% from approximately 2,800 in 2022) and 1,700 part-time employees (up 21% from 1,400 in 2022) worldwide, representing approximately 82% and 18%, respectively, of our global workforce at December 31, 2023. We also periodically hire contractors as needed to support our auctions, various businesses, and other projects.

Full time RB Global employees by region

Canada
1,480
International
1,191
US
5,215

Of our total full-time employees, 4,484 people work onsite at our auction sites to support our global operations and solution services (2022: 966) and 504 employees are focused on sales and solutions for our customers (2022: 421).
Development and Engagement
We believe that our people are our greatest asset and that engaged employees are paramount to the health and success of our business. We invest in a variety of training, development and engagement practices to deliver on our growth agenda and create more leaders.

In 2023, RB Global invested $1.7 million in employee development (2022: $2.0 million). All full-time employees are encouraged to have development plans that focus on functional and career growth. We have curated tools and resources and developed training programs to provide our leaders and employees with the skills to grow successfully. We provide all of our employees access to virtual instructor-led courses as well as access to a library of over 3,000 online courses and resources. Our newsletter, which goes directly to all of our employees, promotes our successes, shares our news stories, highlights our people and encourages internal career opportunities. Each newsletter ends with a reminder that employees can raise comments and ask questions directly to our leaders via email.

RB Global, Inc.	9

During 2023, we achieved the following objectives to strengthen the development and engagement of our people:
•We continue to hold quarterly performance conversations to drive performance and ongoing engagement, with a simplified year-end review process without performance ratings to allow for more meaningful conversations about accomplishments, values and opportunities.
•We began to offer a six week Transition to Leadership Program to newly promoted and first-time managers, so they can gain the practical know-how and confidence needed to inspire, delegate, and communicate effectively in their new role.
•We piloted a new Mentorship Program to help provide mentorship support to employees and encourage employees to learn from connections and meaningful relationships with experienced leaders.
•We integrated certain training programs as a result of our acquisition of IAA:
◦a multi-course Customer Experience Program, culminated this year in a 3-tiered accreditation with each tier building on the last in skill level proficiency, and training application positively impacting Net Promoter Scores (NPS), and;
◦a researched-based Future of Work training program to build a customer centric focus across the organization focused on building role specific skills, tailored to key frontline positions, and developing skills that stand up to our evolving business needs.
•We continued to execute our strategy of the sales coverage model, where the sales teams are focused on existing, new, and long-tail customers. Cohort-based multi-week boot camps were held, designed to accelerate the onboarding and development of new regional sales representatives.
In addition, we continued to offer our Diversity, Equity, Inclusion & Belonging virtual training program for our employees to help understand personal biases and help create an inclusive environment.
We continue to look for ways to create on the-job learning opportunities so that our employees feel invested and engaged. Employees are involved in strategic initiatives and finding ways to better serve our customers and each other.
Health & Safety
Safety is a top priority at RB Global and core to who we are. Our objective is to keep our people healthy and safe – to send everyone home, every day, the way they came to work. Our global Environmental, Health, Safety and Security ("EHSS") team is focused on creating a unified approach to policies, procedures and best practices with the goal of keeping our teammates and customers safe. The EHSS team is responsible for introducing operational updates to support our commitment to maintaining the highest level of environmental, health and safety standards.
All new employees are required to complete a safety onboarding training that captures our health and safety programs, our policy statement and provides an overview of our global Employee Health and Safety (“EHS”) policies and expectations. Our 2023 completion rate for the safety onboarding program was 93.2% (2022: 93.4%). We also have a risk management process to support our safety orientation programs and our health and safety commitment, which ensures that our employees are exposed to the lowest possible level of risk. Our risk management process begins with an annual review of all incidents from the prior year to identify trends and assess whether we need to address findings through changes in our policies and procedures.
In 2023, the risk identification process at our Ritchie Bros. auction sites involved conducting weekly field hazard assessments or completing risk identification cards to identify risks relating to the performance of their roles. These assessments are monitored by our yard managers and/or our regional operations managers and corrective action is taken to help ensure that the risk is reduced or eliminated. During 2023 we had over 19,000 (2022: 17,000) risk identification cards completed by our employees. This process has helped us lower incident rates and reinforce incident prevention practices. Beginning in 2024, all RB Global auction sites, including IAA's sites, will be required to complete monthly field hazard assessments, to identify risks and take the necessary corrective actions. In addition, we also require all of our global employees in operations to complete a mandatory annual safety training curriculum.
We measure our Total Recordable Injury Rate (“TRIR”), which is the number of reportable incidences per 100 full-time workers during the year. Our annual TRIR goal is to meet or do better by being below the industrial average. TRIR for 2023, inclusive of IAA's TRIR post acquisition and excluding the impact of COVID-19 reportable incidences, was 1.05 (2022: 1.14), which was below the industrial average.
Every region within our organization also has a Safety Steering team that provides feedback on our safety journey and assists in identifying issues or concerns that may arise. Our success in health and safety relies on everyone taking an active role in the development and implementation of our programs, participating in training and providing feedback on our progress in our safety journey.
Diversity, Equity, Inclusion & Belonging
Our success is not based on any one individual. It is rooted in the hard work and dedication of our 7,900 team members around the world.

RB Global, Inc.	10

At RB Global:
•We aspire to have a culture that fosters respect, inclusion, and opportunity for growth for all.
•We value our team members and honor diverse perspectives based on individual experiences.
•We foster a sense of belonging through our Employee Resource Network by building awareness, creating community, and supporting each other.
Gender Diversity and Equality
Representation of women at our most senior executive leadership level is at 10% (2022: 33%), with 1 out of 10 members of our Executive Leadership Team being women. Representation of women at the Board of Directors level is at 18% (2022: 44%), with 2 out of 11 Board members being women. Approximately 44% of our full-time employees are women and 56% are men (2022: 36% women and 64% men).
Gender Representation
We will continue to measure and analyze our recruitment efforts and strive to increase the number of candidates and hires from underrepresented groups. We plan to improve our partnership with diversity-focused organizations and increase the number of outreach campaigns to candidates from underrepresented groups.

Employee Resource Network
In 2023, to further foster a sense of belonging at the organization and expand our efforts related to inclusion, we joined our previously discrete Employee Resource Groups ("ERG") together into the Employee Resource Network ("ERN"). All our employees are welcome to join any group in our ERN. We currently have over 350 members across all groups. While each group is unique, they share common objectives to support each other and our broader communities, to provide opportunities for networking and personal and professional development and to build awareness around key issues related to inclusion and belonging.

In 2023, we added a number of groups to our network, including:
•#rbCares is a group that aims to remove the stigma around mental health through education, awareness, and resources and provide a network of support.
•The Cancer Peer Support Group supports those who are battling or have battled cancer, are supporting or have supported others through it, lost loved ones to it, or have been impacted by cancer in any other way. In 2023, the group made a donation to Project Kennedy, a non-profit organization that raises awareness and provides services to cancer patients, their families, and communities.

RB Global, Inc.	11

Each of our groups and their key accomplishments in 2023 are outlined below.

Women’s LINK, our first group established in 2018, focuses on gender diversity and equality and striving to provide empowerment and support for all through community and global sponsorships and creating connections and professional development opportunities.

Elevating Black Voices (previously the Black Lives Matter Committee) brings awareness to the accomplishments and ongoing challenges of the Black community. In 2023, the group made several donations to help students across the United States, launched a scholarship program, sponsored a Black History Month event in Georgia, United States celebrating the culture and contributions of the Black community, and brought awareness to Black History Month by spotlighting the achievements of notable Black figures throughout the month of February.

PRIDE fosters a welcoming and inclusive workplace for lesbian, gay, bisexual, transgender, queer or questioning (LGBTQ+) employees. In 2023, PRIDE donated to numerous causes in support of the LGBTQ+ community, including Human Rights Watch, Global Action for Trans Equality (GATE), and the Trevor Project. The group continued to build awareness and celebrate Pride Month, and created RB Global digital PRIDE badges for employees to include in their email signatures and t-shirts to over 350 team members to show their support.

SERVE embraces our proud community of military service members and veterans, including those who have family or others close to them who have served or are serving, by building awareness and providing support to past or present military service members and their families.
Community Giving
RB Global has been rooted in community since our founding over 60 years ago and we are committed to use our global scale and success to give back to our local communities. Our objective is to continue to engage in efforts to maintain community giving as our employees are passionate about having a meaningful impact in their communities. During 2023, we were focused on addressing homelessness through continued sponsorship and fundraising, supporting inclusive communities through financial support, and providing our employees with training by partnering with SkillsUSA, a student-led collaboration between education and industry to help shape a skilled workforce of graduate. We also focused on disaster relief by providing unmatched level of response service to our customers in the automotive sector after a natural catastrophe.
Flexible Workplace
RB Global continues with flexible work arrangements based on the needs of our customers and business; on-site, remote and hybrid. We also continue to provide opportunities to build engagement and foster connections on-site and within the hybrid world through numerous gatherings and social events across all offices following the acquisition of IAA.
Ethical Conduct
RB Global is committed to a culture of excellence. We accomplish this through building a community with strong values of responsibility and integrity, continued investment in training and development, and by creating an open environment where honest communications are the expectation – not the exception. Our Code of Conduct contains guidelines for conducting business with the highest standards of ethical behavior. We want employees to feel comfortable in approaching their supervisor or manager in instances where they believe in good faith that violations of policies or standards have occurred. We also offer the RB Global Ethics Hotline, which is operated by an independent third party and is always available from any location around the world, as a resource through, which anonymous concerns can be raised.
Governance
We believe in doing the right thing for everyone involved in our business and seek to do business with third parties who follow the same core values. This is reflected in our Code of Business Conduct and Ethics, which is delivered through annual training to our employees and supported by our third-party Ethics Hotline. With the exception of our CEO, our Board of Directors consists of elected independent members.
Oversight of our ESG enterprise strategy is provided by the Nominating and Corporate Governance Committee, while our ESG Steering Committee provides strategic direction and oversight of ESG across key business functions.
We will continue to integrate ESG across our teams and are working to dedicate additional roles to ESG to provide support and momentum behind our ESG programs.

RB Global, Inc.	12

The Role of Technology
Building a modern architecture on which we can scale and grow profitably is a core element of our growth strategy. The role of technology in our business continues to evolve and becomes increasingly more important as our sellers and buyers adopt mobile and online channels to complete their transactions and fulfill their business needs. We continue to invest in technology to transition to a modern cloud-based architecture driven by microservices that allows for agility, flexibility and scalability of our solutions.
We remain focused on technology enablement to transform the way we compete, the way we work and the way we leverage technology to drive future profitable growth. We are in the development phase of providing our customers a modern unified payment system to process transaction solutions, as well as unite our various auction platforms to provide greater stability and simplify our processes. Our new platform is designed to provide an updated modern design, improved search functions and navigation capabilities to make it easier for our customers to bid at our auctions and process their transactions.
Our technology capabilities also deliver choices for our customers in the form of multiple channels for buyers and sellers, meeting customer’s asset management needs through information-rich software solutions and leveraging our rich data repository to drive strong sales and improved pricing decisions. We provide our customers with leading tools and capabilities to deliver full life-cycle asset management for used equipment and vehicles.
Revenue Mix Fluctuations
Our revenue is comprised of service revenue and inventory sales revenue. Service revenue includes: (1) commissions where a pre-negotiated commission or fixed fee is earned from our consignors or sellers, (2) buyer fees earned at our auctions, online marketplaces, and private brokerage services, and (3) marketplace services fees earned from various services provided to buyers and sellers, which include ancillary, parts procurement, data, towing, logistics, inspection, appraisal, online listing, financing and title and liens processing services, as well as auction-related services such as documentation and title search services. Inventory sales revenue relates to revenue earned through our inventory contracts and is recognized at the GTV of the assets sold, with the related cost recognized in cost of inventory sold.

Our revenue each period can fluctuate significantly based on the mix of sales arrangements, which is driven by customer preferences. Completed straight commission, fixed commission or guarantee commission contracts result in the commission being recognized as service revenue based on a percentage of gross transaction value or based on a fixed value, while completed inventory contracts result in the full GTV of the assets sold being recorded as inventory sales revenue. As a result, a change in the revenue mix between service revenue and revenue from inventory sales can have a significant impact on our revenue growth percentages.
Governmental Regulations and Environmental Laws
Our operations are subject to a variety of federal, provincial, state and local laws, rules, and regulations throughout the world. Compliance with these regulations and laws requires human level awareness, performance and expertise, and investments in our enterprise management systems to facilitate efficient workflow, data tracking and auditing capabilities to measure compliance. We believe that we are compliant in all material respects with those laws, rules, and regulations that affect our business, and that such compliance does not impose a material impediment on our ability to conduct our business.
We believe that, among other things, laws, rules, and regulations related to the following list of items affect our business:
•Imports and exports of commercial assets. Particularly, there are restrictions in the U.S. and Europe that may affect the ability of equipment owners to transport certain equipment between specified jurisdictions. Also, engine emission standards in some jurisdictions limit the operation of certain trucks and equipment in those regions.
•Development or expansion of auction sites. Such activities depend upon the receipt of required licenses, permits, and other governmental authorizations. We are also subject to various local zoning requirements pertaining to the location of our auction sites, which vary among jurisdictions.
•The use, storage, discharge, and disposal of environmentally sensitive materials. Under such laws, an owner or lessee of, or other person involved in, real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the owner or lessee or other person knew of, or was responsible for, the presence of such hazardous or toxic substances.
•Worker health and safety, privacy of customer information, and the use, storage, discharge, and disposal of environmentally sensitive materials.
•The acquisition and sale of totaled and recovered theft vehicles are regulated by state or other local motor vehicle departments in each of the locations in which we operate.

RB Global, Inc.	13

•Some of the transport vehicles used at our marketplaces are regulated by the U.S. Department of Transportation or similar regulatory agencies in the other countries in which we operate.
•In many states and provinces, regulations require that a damaged and total loss vehicle be forever “branded” with a salvage notice in order to notify prospective purchasers of the vehicle’s previous salvage status.
•Some state, provincial and local regulations limit who can purchase damaged and total loss vehicles, as well as determine whether a damaged and total loss vehicle can be sold as rebuildable or must be sold for parts or scrap only.
•We are subject to various local zoning requirements with regard to the location of our auction and storage facilities, which requirements vary from location to location.
•We are indirectly subject to the regulations of the Consumer Financial Protection Act of 2010 due to our vendor relationships with financial institutions.
•We deal with significant amounts of cash in our operations at certain locations and are subject to various reporting and anti-money laundering regulations.

Available Information
We file with the SEC reports on Form 10-K, Form 10-Q, Form 8-K, proxy materials and other filings required under the Exchange Act. Investors may access any materials we file with the SEC through the EDGAR database on the SEC’s website at www.sec.gov.
In addition, investors and others should note that we announce material financial information using our company website (https://rbglobal.com) and investor relations website (https://investor.rbglobal.com), which host our SEC filings, press releases, public conference calls, and webcasts. Information about RB Global, Inc., its business, and its results of operations may also be announced by posts on LinkedIn (https://www.linkedin.com/company/rb-global-inc).
The information that we post on our LinkedIn page could be deemed to be material information. As a result, we encourage investors, the media, and others interested in RB Global, Inc. to review the information that we post on our LinkedIn page.
We are providing these website addresses solely for the information of investors, and the information on or accessible through our websites and social media channel is not incorporated by reference in this Annual Report on Form 10-K.
Also available for investors in the Governance section of our investor relations website are the Code of Business Conduct and Ethics for our directors, officers and employees (“Code of Conduct”), Board Mandate, Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, Corporate Governance Guidelines, Diversity Policy, Shareholder Engagement Policy, Articles and Bylaws, and Board Chair Role and Description. Additional information related to RB Global, Inc. is also available on SEDAR at www.sedar.com.
As a Canada Business Corporations Act (“CBCA”) company with our principal place of business in Canada, U.S. civil liabilities may not be enforceable against us. Please see “Part I, Item 1A. Risk Factors — U.S. civil liabilities may not be enforceable against us, our directors, or our officers.
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

RB Global, Inc.	14

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

RB Global, Inc.	15

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
We incurred significant debt to complete the acquisition of IAA, including $1.8 billion of borrowings under the Company’s Term Loan A Facility and the issuance of $550.0 million aggregate principal amount of 6.750% Senior Secured Notes due 2028 (the "2023 Secured Notes") and $800.0 million aggregate principal amount of 7.750% Senior Notes due 2031 ("the 2023 Unsecured Notes"). As of December 31, 2023, our Company and its subsidiaries, including IAA, had approximately $3.1 billion of indebtedness, excluding $724.7 million undrawn commitments under our revolving credit facility. Our ability to make payments on our debt, fund our other liquidity needs and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, de-lever in the time frame expected or at all, fund other liquidity needs and make planned capital expenditures. If our cash flows and capital resources are insufficient to fund debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness.

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

RB Global, Inc.	16

assumed that certain expenses would be incurred in connection with the acquisition, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.
Risk Related to Our Business

Our business and operating results would be adversely affected due to the loss of one or more significant suppliers, a reduction in significant volume from suppliers, an adverse change in our supplier relationships, or a disruption to our supply of damaged, total loss and low-value vehicles.

With the acquisition of IAA, our business depends on suppliers of damaged, total loss and low-value vehicles. Approximately one-third of IAA’s revenue is associated with vehicles supplied by suppliers or sellers. IAA’s vehicle suppliers include insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations, among others. IAA has established long-term relationships with virtually all of the major automobile insurance companies. During fiscal 2023, with the acquisition of IAA, approximately 19% of our consolidated revenues was associated with vehicles supplied by the Company's three largest provider customers. IAA’s agreements with insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that IAA’s existing agreements will not be canceled or that we will be able to enter into future agreements on favorable terms with these suppliers. We work to develop strong relationships with our suppliers to better understand their needs. From time to time, however, we may experience the loss of suppliers or a reduction in volume from suppliers, including top vehicle suppliers. If we lose one or more of our significant suppliers, or if one or more of our large suppliers were to significantly reduce volume for any reason or favor competitors or new entrants, we may not be successful in replacing such business and our profitability and operating results could be materially adversely affected.

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
IAA faces significant competition for the supply of damaged and total loss vehicles and the buyers of those vehicles. IAA’s principal sources of competition historically have come from (1) direct competitors, (2) new entrants, including new vehicle remarketing venues, and (3) existing alternative vehicle remarketing venues, including used-vehicle auctions and certain salvage buyer groups. Due

RB Global, Inc.	17

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
Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of our operations. Most of IAA’s salvage auction vehicle facilities are leased. The termination or expiration of leases at existing facilities may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close the facilities. If we determine to close a location, we may remain obligated under the applicable lease for the remaining lease term and may have to expense the unamortized portion of the right-of-use assets, in part or in full, as an impairment which may have a material impact on our consolidated results of operations and financial position. Also, if we are unable to maintain our existing facilities or open new facilities in desirable locations and on favorable terms, our results of operations could be materially and adversely affected. Further, in an increasing number of markets where we experience significant capacity constraints together with pressing customer demand and a lack of viable alternatives for expansion due to zoning and land use restrictions, we may be required to purchase, lease or occupy industrial sites, which may contain significant environmental impacts.

In addition, some of the facilities on which we operate are impacted by significant recognized environmental concerns and pollution conditions. IAA has incurred, and we may in the future incur, expenditures relating to compliance and risk mitigation efforts, releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant. Federal and state environmental authorities are currently investigating IAA’s role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington and the role of one of IAA’s subsidiaries in contributing to the Pyrite Canyon Plume in Jurupa Valley, California. Our potential liability at these sites cannot be estimated at this time.

Macroeconomic factors, including high fuel prices, high labor costs, rising inflation and changes in used car prices, may have an adverse effect on our revenues and operating results.
Macroeconomic factors that affect oil prices and the vehicle and commodity markets can have adverse effects on our revenue and operating results. Significant increases in the cost of fuel, whether due to inflationary pressures, the current war between Ukraine and Russia or Israel and Hamas or otherwise, could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to a reduction in miles driven or other factors, could reduce our vehicle assignment volumes, which in turn, could have a material adverse impact on our revenues. In addition, significant increases in the cost of fuel have resulted and could continue to result in an increase in the prices charged to us by our independent subhaulers and trucking fleet operators. Further, we have recently experienced labor shortages, which have resulted in an increase in associated costs, such as increased overtime to meet demand and increased wages to attract and retain employees. If these conditions or other inflationary pressures continue, our costs for towing and branch labor may continue to rise. To the extent we are unable to pass these costs on to our

RB Global, Inc.	18

customers, the increase in prices charged by our independent subhaulers and trucking fleet operators and the increase in labor costs could negatively impact our profitability.

Volatility in salvage car prices could have a material adverse effect on our revenues in future periods.

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

Mild weather conditions tend to result in a decrease in the available supply of damaged and total loss vehicles because traffic accidents decrease and fewer vehicles are damaged. Accordingly, mild weather can have an adverse effect on our damaged and total loss vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates.

An increase in the number of damaged and total loss vehicles we purchase could adversely affect our profitability.
In certain countries, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit margin and operating results. Vehicles sold under purchase agreements were approximately 5.4% of IAA’s vehicles sold both domestically and internationally for fiscal year 2023. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused by changes in commodity prices or changes in used car prices. Decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at auctions. In addition, declines in used car prices, especially if they occur faster than anticipated, can lead to a significant gap between pre-accident value and sales price, which IAA recently experienced with respect to its UK business.

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

RB Global, Inc.	19

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

RB Global, Inc.	20

behavioral expectations) or our Company’s core values, safety incidents, failure to maintain customer service standards, loss of trust in the fairness of our sales processes, and other technology or compliance failures.
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
The availability and performance of our information technology ("IT") systems and infrastructure is critical to our business and continued growth.

The satisfactory performance, reliability and availability of our websites, online bidding service, auction management systems, enterprise resource planning systems, transaction processing systems, network infrastructure and customer relationship management systems are important to our reputation, our business and our continued growth. We currently rely on our own proprietary systems, licensed on-premise systems, and third-party cloud computing applications and infrastructure located in the United States and other countries. The systems and infrastructure we rely on may experience service interruptions or degradation because of hardware or software defects or malfunctions, denial of service or ransomware attacks and other cybersecurity events, human error and natural events beyond our control. Additionally, as part of our management of these IT resources, we integrate, make updates to or initiate other types of changes to our systems and infrastructure to address ongoing availability and performance concerns or to improve the same, and the risk of disruption is increased when such changes are undertaken. Some of our systems are not fully redundant, and our recovery planning may not be sufficient for all possible disruptions. Further, the access to and use of needed hardware and software, including cloud computing resources, may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to access or use any of these components and resources, the degraded performance, or loss of the functionality, of our systems, or a failure to timely or successfully integrate and update our systems or infrastructure, could mean a failure to realize cost savings or operational benefits anticipated to be derived from an IT initiative, significantly increase our expenses, damage our reputation and otherwise result in delays in providing our services. Our business and results of operations would be particularly harmed if, for any reason, access to our online bidding service was lost or its functionality degraded, especially if such impact to the service prevented internet bidders from effectively participating in one of our auctions.
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

RB Global, Inc.	21

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

Our analytics teams rely on asset, pricing and other data, including personal data, provided to us by our customers and other third parties. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customers with consent. Any of these parties could change their data sharing policies and terms of use, including by making them more restrictive, terminating or not renewing agreements, or, customers could revoke their consent, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data or related services to our customers.
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
Government regulation of the digital landscape is evolving, and unfavorable regulations could substantially harm our business and results of operations.

We are subject to federal, provincial, state and local laws, rules and regulations governing digital commerce and online services. Existing and future laws and regulations may impede the growth of digital commerce or other services, in particular online marketplace services, and increase the cost of doing business, including providing online disposition services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, machine learning and automated decision making, pricing, content, intellectual property rights, electronic contracts, digital marketing communications, consumer protection, and the characteristics and quality of our disposition services. It is not always clear how existing laws governing issues such as property transfers, digital, sales and similar taxes, intellectual property rights, and user privacy and data protection apply to digital commerce and online services. Changes to laws, rules and regulations and unfavorable resolution of these issues may harm our business and results of operations.
If our ability, or the ability of our third party service partners, cloud computing providers or third party data center hosting facilities, to safeguard the reliability, integrity and confidentiality of our and their information technology systems is compromised, if unauthorized access is obtained to our systems or customers’, suppliers', counterparties' and employees' confidential information, or if authorized access is blocked or disabled, we may incur material reputational harm, legal exposure, or a negative financial impact.

We rely on IT resources to manage and operate our business, including maintaining proprietary databases containing sensitive and confidential information about our customers, suppliers, counterparties and employees (which may include personal information and credit information) and utilizing approved third-party technology providers to support the management and operation of IT systems and infrastructure. The malicious tools and techniques used to obtain unauthorized access to or impair IT systems and devices and the data processed thereby evolve frequently in terms of attack vectors and sophistication and we may not be able to anticipate these vectors or to timely implement adequate preventative and protective measures. Unauthorized parties have and may in the future attempt to gain access to our and our providers’ primary and backup systems or facilities through various means, including hacking into IT systems or facilities, fraud, trickery or other means of deceiving our and their employees or contractors. Ransomware attacks are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, and diversion of funds. Further, breaches experienced by other companies may also be leveraged against us and

RB Global, Inc.	22

sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. There can be no assurance that impacts from these incidents will not be material or significant in the future.
In addition, our limited control over our customers may affect the security and integrity of our IT systems and create financial or legal exposure. For example, our customers may accidentally disclose their passwords, use insecure passwords, or store them on a device that is lost or stolen, providing bad actors with access to a customer’s account with us and the possible means to redirect customer payments. Further, users of our services could have vulnerabilities on their own devices that are entirely unrelated to our systems and platforms but could mistakenly attribute their own vulnerabilities to us. Under credit card payment rules and our contracts with credit card processors, if there is a breach of payment card information used to process transactions, we could be liable to the payment card issuing banks for certain fraudulent credit card transactions and other payment disputes with customers, including the cost of issuing new cards and related expenses. If we were liable for a significant number of fraudulent transactions or unable to accept payment cards, our results of operations would be materially and adversely affected.
The information security measures we implement, maintain and follow that are designed to mitigate our risks with respect to IT-related cybersecurity incidents do not guarantee that our operations will not be disrupted, that we will prevent an attack from occurring in the future, or that our internal controls, for instance relating to user access management, will perform as intended to prevent unauthorized access to our systems and data. Any breach of our IT systems may have a material adverse impact on our business, the assessment of the performance of our internal control environment, results of operations, reputation, stock price and our ability to access capital markets, and may also be deemed to contribute to a material weakness in internal controls over financial reporting.
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

RB Global, Inc.	23

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

Our employees and customers are often in close proximity with mechanized equipment, moving vehicles and chemical and other industrial substances. Our auction sites and warehouses are, therefore, potentially dangerous places and involve the risk of accidents, environmental incidents and other incidents, which may expose us to investigations and litigation or could negatively affect the perception of customer and employee safety, health and security. Even in the absence of any incidents, unsafe site conditions could lead to employee turnover or harm our reputation generally, each of which would affect our financial performance. While safety is a primary focus of our business and is critical to our reputation and performance, our failure to implement safety procedures or implement ineffective safety procedures would increase this risk and our operations and results from operations may be adversely impacted.
Income and commodity tax amounts, including tax expense, may be materially different than expected, and there is a trend by global tax collection authorities towards the adoption of more aggressive laws, regulations, interpretations and audit practices.

RB Global, Inc.	24

Our global operations are subject to tax interpretations, regulations, and legislation in the numerous jurisdictions in which we operate, all of which are subject to continual change.
We accrue and pay income taxes and have significant income tax assets, liabilities, and expense that are estimates based primarily on the application of those interpretations, regulations and legislation, and the amount and timing of future taxable income, as well as our use of applicable accounting principles. Accordingly, we cannot be certain that our estimates and reserves are sufficient. The timing concerning the monetization of deferred income tax amounts is uncertain, as they are dependent on our future earnings and other events. Our deferred income tax amounts are valued based upon enacted income tax rates in effect at the time, which can be changed by governments in the future.
The audit and review activities of tax authorities affect the ultimate determination of the actual amounts of commodity taxes payable or receivable, income taxes payable or receivable, deferred income tax assets and liabilities, and income tax expense.
There is no assurance that taxes will be payable as anticipated or that the amount or timing of receipt or use of the tax-related assets will be as currently expected. Our experience indicates that taxation authorities are increasing the frequency and depth of audits and reviews. The Canada Revenue Agency (“CRA”) has been conducting audits for our 2014, 2015, 2018, 2019 and 2020 taxation years. On February 13, 2023, the CRA issued a proposal letter to Ritchie Bros. Auctioneers (International) Ltd., asserting that one of its Luxembourg subsidiaries was resident in Canada from 2010 to 2015 and that its worldwide income should be subject to Canadian income taxation. In the event that the CRA issues a notice of assessment or reassessment and a court of competent jurisdiction makes a final determination that the income of the Luxembourg subsidiary for 2010 through 2015 was subject to Canadian income tax laws, the Company may ultimately be liable for additional total Canadian federal and provincial income tax, interest and penalties for such period, which could have a material negative effect on our operations. The CRA may also challenge the manner in which the Company has filed its tax returns and reported its income with respect to 2016 to 2020 taxation years and may assert that the income of the Luxembourg subsidiary was subject to Canadian income tax because the Luxembourg subsidiary was also resident in Canada during these years. The Company could then incur additional income taxes, penalties and interest, which could have a material negative effect on our operations. In addition, future tax authority determinations, including changes to tax interpretations, regulations, legislation or jurisprudence, could have a material impact to our financial position. The fact that we operate internationally increases our exposure in this regard given the multiple forms of taxation imposed upon us. Further and more generally, there has been increased political, media and tax authority focus on taxation in recent years; the intent of which appears to be to enhance transparency and address perceived tax avoidance. As such, in addition to tax risk from a financial perspective, our activities may expose us to reputational risk.
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

RB Global, Inc.	25

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
If we were to violate applicable export control or sanctions, we could be subject to administrative or criminal penalties ,which in certain circumstances, could be material. We could be subject to damages, financial penalties, denial of export privileges, incarceration of our employees, other restrictions on our operations, and reputational harm. Further, any action on the part of the U.S. Department of Commerce, OFAC or other applicable regulator against the company or any of our employees for potential violations of these laws could have a negative impact on our reputation, business, operating results and prospects.
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

RB Global, Inc.	26

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
Additionally, the outcome of a proceeding may differ materially from the Company's best estimate. For example, we currently have an ongoing dispute with Ms. Ann Fandozzi, former Chief Executive Officer, and current Director, regarding her departure from the Company. During the year ended December 31, 2023, the Company recorded an expense of $6.2 million reflecting the current best estimate of a settlement amount, net of a recapture of previously recognized compensation expense based on the terms of Ms. Fandozzi’s employment agreement following her resignation. Any changes to the estimated payment amount as a result of the settlement of the matter could be material and any such payment or our inability to resolve the dispute in a timely manner may adversely affect our business. See Part II, Item 8: Financial Statements and Supplementary Data - Note 27 Contingencies for further information.
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

RB Global, Inc.	27

alleged violations, as well as adverse publicity that could cause our customers to lose trust in us and negatively impact our reputation and business in a manner that harms our financial position. These new or proposed laws and regulations are subject to differing interpretations that may change over time resulting in further compliance costs, as well as diversion of resources to monitor and address developments. New and proposed laws and regulations may also be inconsistent among jurisdictions or conflict with other laws and regulations. As a result, these requirements and other potential self-regulatory standards and industry codes of conduct could require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and otherwise process data or, in some cases, impact our ability to offer certain services in certain locations, to deploy software or data solutions, to market to current and prospective customers, or to derive insights from customers’ online activity and data globally.
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

RB Global, Inc.	28

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

At December 31, 2023, we have $3.1 billion of total debt outstanding, consisting of:
•$1.7 billion under an amended credit agreement (the "Credit Agreement") entered into in December 2022 with a syndicate of lenders; and
•$550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028, and $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (together the "2023 Notes")
There are no current drawings under our foreign credit facility, and we can borrow an additional $724.7 million under the Credit Agreement.
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

The terms of the Credit Agreement and the 2023 Notes indentures contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our Credit Agreement is subject to compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant.
The Credit Agreement includes other restrictions that limit our ability in certain circumstances to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures governing the 2023 Notes contain covenants that limit our ability in certain circumstances to: incur additional indebtedness (including guarantees thereof); incur or create liens on their assets securing indebtedness; make certain restricted payments; make certain investments; dispose of certain assets; allow certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; engage in certain transactions with affiliates; and consolidate, amalgamate or merge with or into other companies.

RB Global, Inc.	29

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

RB Global, Inc.	30

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

RB Global, Inc.	31

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
ITEM 1B:    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C:    CYBERSECURITY
Risk Management & Strategy

RB Global recognizes the critical importance of assessing, identifying and managing material risks to our business associated with cybersecurity threats and incidents. Cybersecurity risks are identified through various means, including internal assessments of information technology initiatives and systems, cybersecurity assessments of third party providers, penetration testing using third party tools and techniques to test technical controls, vulnerability identification and management procedures, and monitoring emerging threat intelligence, as well as emerging laws and regulations. Our strategy to manage cybersecurity risk prioritizes threat prevention, as well as resiliency through established defense, detection and response mechanisms and processes. These mechanisms and processes include risk-based technical security controls, policy enforcement mechanisms, alert monitoring and other security tools (such as our security incident event management platform, which provides a centralized view of all alerts within our information systems environment), incident tracking and management (for both internal events and those reported by third party providers), employee training, and contractual arrangements with third parties that provide cybersecurity risk management services. Through these processes, we regularly monitor the efficacy of our protection, detection and response mechanisms to cybersecurity threats and implement changes as appropriate. Key metrics in relation to such monitoring include detection and remediation of incidents, vulnerability reporting and patching, detecting and takedowns relating to digital fraud, and outcomes of our phishing simulations. We continue to integrate our cybersecurity practices into our Enterprise Risk Management program, overseen by the Enterprise Risk Management Committee, which identifies and tracks cyber-related business and compliance risks across the Company and helps prioritize related activity for the internal audit team.

Additionally, management has established two cross-functional committees made up of appropriate personnel throughout the Company, the Data Privacy Committee ("DPC") and the Security Steering Committee ("SSC"), to frame, review and guide our processes. The DPC is responsible for developing strategies and policies relating to data privacy and protection and the SSC provides a forum for engaging stakeholders on security and risk reduction initiatives, setting security policies and assessing the effectiveness of Company efforts to monitor, prevent, prevent, and remediate security threats and incidents.
We maintain a comprehensive security program that includes physical, administrative and technical safeguards designed to prevent and timely and appropriately respond to cybersecurity threats or incidents. We have in the past, and may in the future, also engage third party consultants to assist in assessing, benchmarking, implementing, monitoring and enhancing our security program. We also continue to invest in dedicated information security resources and technology to strengthen our programs and controls around people and processes. In the event of a cybersecurity incident, we have established an incident response and breach management process led by our Chief Information Security Officer ("CISO") with the support of leaders from our legal, operations, and risk management departments. We have retainers with experienced breach coaches in multiple jurisdictions that have been pre-approved by our insurers and a reputable third-party incident response provider on call as necessary. Cybersecurity incidents, once identified, are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality, as well as operational, business and privacy impact.
Recognizing that our employees are a crucial line of defense against cybersecurity threats, RB Global conducts mandatory onboarding and annual security awareness training. We also designate October as Cybersecurity Awareness Month and emphasize through various information campaigns the importance of data and systems security and privacy. Additionally, we deploy phishing simulations to provide “experiential learning” on how to recognize phishing attempts and we measure the effectiveness of our training.

We are not aware of having experienced, directly or through our third-party providers, any risks from cybersecurity threats or incidents through the date of this Report that have materially affected the Company, its business strategy, results of operations or financial condition, or are reasonably likely to have such an effect. This does not guarantee that future incidents or threats will not

RB Global, Inc.	32

have a material impact, or that we or our third-party providers are not currently the subject of an undetected incident or threat that may have such an impact. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Governance

The Board of Directors and management are actively involved and play an important part in the oversight of cybersecurity threats and incidents. Our Audit Committee reviews the Company’s cybersecurity strategy and readiness at least annually and receives a quarterly, or more often as needed, briefing from our Chief Product and Technology Officer ("CPTO") and CISO on cybersecurity matters and key performance indicators relating to the security program. The Audit Committee briefs the full Board of Directors on cybersecurity, and where necessary, management is available to provide further insight into such matters or other related cybersecurity matters. The Global Internal Audit department, which reports to the Audit Committee, annually tests the design and operating effectiveness of certain cybersecurity-related processes. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy processes as needed. Visibility and transparency regarding our cybersecurity program and cybersecurity threats and incidents provides the Board with the foundation for oversight over the Company's security operations, program status and cybersecurity risk management.

At the management level, our cybersecurity risk management and strategy processes are overseen by leaders from our Information Security, Information Technology, Product Management, Risk Management and Legal teams, including our CISO and CPTO. Such individuals have substantial work experience in roles involving information technology, including security, network management, application and systems engineering and architecture. These individuals remain informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity threats and incidents through their participation in, the cybersecurity risk management and strategy processes and their participation in the management committees described above.
ITEM 2:    PROPERTIES
We own and lease various properties globally, primarily in the United States, Canada, United Kingdom, and Australia. We use the properties for our operations, primarily as auction sites and for storage purposes, and as administrative offices, which support our various businesses and brands.
After the acquisition of IAA on March 20, 2023, we changed our headquarters from Burnaby, Canada to Westchester, Illinois, United States, which is held through a lease until 2027. We also lease other administrative offices in the United States, Canada and the Netherlands. In total, we lease approximately 639,000 square feet of administrative office space.
We own and lease operating facilities primarily in the United States. The table below sets forth a summary of our owned and leased properties for operations, by region and acreage, at December 31, 2023:

Location	Number of Locations	Owned Acreage	Leased Acreage
United States	242	3,052	6,356
Canada	29	871	353
International	35	748	283
Total	306	4,671	6,992

In addition, we lease two warehouses in the United States to support our GovPlanet operations.

To support our customers and our operations in catastrophe events, we also hold agreements that give us the option to lease specific properties within certain timeframes, should a catastrophic weather event occur close to these locations. The total acreage for these agreements is approximately 1,600 acres.
We generally attempt to establish locations that store commercial assets and vehicles in industrial areas close to major cities. Some of our locations are auction sites, and our proximity benefits our sellers who prefer to drop off their assets on the premises where we offer “care, custody and control", and also benefits our buyers who prefer to inspect and interact with the assets prior to bidding. In addition, we expect that our wide network of auction sites, and their proximity to major cities, helps enhance our services in the automotive sector by improving our agility to respond during catastrophic events while reducing our incremental costs.
We believe that our administrative offices and operating facilities are adequate and suitable to conduct our operations. We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and facilities. Capacity at our facilities varies from period to period and by region as a result of various factors, including natural disasters.

RB Global, Inc.	33

In 2023, many of our employees continued to work remotely. The longer-term strategy with respect to our administrative offices and auction sites will reflect on-going review of business and customer needs, as well as consider employee preferences.
ITEM 3:    LEGAL PROCEEDINGS
We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.

RB Global, Inc.	34

PART II
ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). The Series A Senior Preferred Shares of the Company are not listed on any exchange and there is no established public trading market for the Series A Senior Preferred Shares. Holders of the Series A Senior Preferred Shares are entitled to vote together with the common shares on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law. As of February 27, 2024, each holder of Series A Senior Preferred Shares would be entitled to 0.0139696 vote per Series A Senior Preferred Share held. Series A Senior Preferred Shares represent, as of February 27, 2024, 6,775,252 votes, which is the number of common shares into which the Series A Senior Preferred Shares could be converted as of February 27, 2024. Such number of votes represents approximately 3.6% of the voting rights attached to the Company’s securities as of February 27, 2024.

In the event of a take-over bid for the common shares, a holder of Series A Senior Preferred Shares may participate in such take-over bid by exercising the conversion rights attached to such Series A Senior Preferred Shares. Each outstanding Series A Senior Preferred Share shall be convertible into common shares at the option of the holder, subject to the terms and conditions contained in the articles of the Company. Under certain circumstances prescribed under the articles of the Company, a holder of Series A Senior Preferred Shares may also have the right to require the Company to redeem all or any portion of such holder’s Series A Senior Preferred Shares for cash in the event of a take-over bid.

Financial information about our equity and share-based payments is set forth in our consolidated financial statements in "Part II, Item 8: Financial Statements and Supplementary Data - Note 23 Temporary Equity, Stockholders' Equity and Dividends and Item 8: Financial Statements and Supplementary Data - Note 24 Share-based Payments" of this Annual Report on Form 10-K.

Market Information

Our common shares, without par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common shares trade on the NYSE and on the TSX under the symbol “RBA.” On February 28, 2024, there were 1,177 holders of record of our common shares that do not include the shareholders for whom shares are held in a nominee or street name.

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

Because RB Global Inc. is a holding company with no material assets other than the shares of its subsidiaries, our ability to pay dividends on our common shares depends on the income and cash flow of our subsidiaries. No financing agreements to which our subsidiaries are party currently restrict those subsidiaries from paying dividends.

Pursuant to income tax legislation, Canadian resident individuals who receive “eligible dividends” in 2006 and subsequent years will be entitled to an enhanced gross-up and dividend tax credit on such dividends. All dividends that we pay are “eligible dividends” unless indicated otherwise.

RB Global, Inc.	35

Comparison of Cumulative Return
The following graph compares the cumulative return on a $100 investment in our common shares over the last five fiscal years beginning December 31, 2018 through December 31, 2023, to that of the cumulative return on a $100 investment in the Russell Global Index (“Russell 2000”), the S&P / TSX Composite Index (“S&P/TSX”) and the Dow Jones Industrial Average Index (“DJIA”) for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of Cumulative Five-Year Total Return
Value of Investment (U.S. dollars)
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
80
2018
2019
2020
2021
2022
2023
Russell 2000
S&P/TSX
DJIA
RBA (NYSE)

Company / index	2018	2019	2020	2021	2022	2023
RBA (NYSE)	$100.0	$133.9	$220.5	$197.0	$189.3	$227.5
Russell 2000	$100.0	$125.5	$150.5	$172.7	$137.4	$160.6
S&P/TSX	$100.0	$122.9	$129.8	$162.4	$153.1	$171.2
DJIA	$100.0	$125.3	$137.5	$166.3	$154.9	$180.0

RB Global, Inc.	36

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about the Company’s equity compensation plans at December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,341,109	(1)	$59.89	(2)	11,331,020	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,341,109		$59.89		11,331,020
_____________________________________________________
(1)Reflects our 2023 Share Incentive Plan, which was approved by the Company's shareholders on May 8, 2023, as well as equity awards granted under our previous plans until expiration or settlement. This amount reflects 100% of target numbers of PSUs granted and includes dividend equivalent rights credited in connection with such PSUs. Under the Plan, the number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met. For the August 2021 and June 2022 PSUs with market conditions, the market vesting condition is based on the total stockholder return performance of the Company relative to the performance of the S&P 500 index members at the date of grant. The August 2021 and June 2022 PSUs with market conditions can result in participants earning between 0% and 300% of the target number granted. For the August 2023 PSUs with market conditions, the market vesting condition is based on the total stockholder return performance of the Company relative to the performance of the Russell 3000 index members at the date of grant. The August 2023 PSUs with market conditions can result in participants earning between 0% and 200% of the target number granted. Share units granted under our Plan with no market vesting conditions are based on the achievement of specific performance measures and can result in participants earning between 0% and 200% of the target number of PSUs granted. Further, we have the option to choose whether to settle these PSUs without market vesting conditions in cash or in shares. For further discussion on the PSUs granted under our Plans, refer to "Part II, Item 8: Financial Statements and Supplementary Data - Note 24 Share-based Payments".
(2)Weighted average exercise price does not include the effect of our outstanding share units. The remaining term of our stock options is 5.5 years.
(3) Consists of 8,511,523 common shares available for issuance under the 2023 Share Incentive Plan and 2,819,497 common shares available for issuance under the 2023 ESPP.
Exchange Controls
Canada has no system of exchange controls. There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors. There are no laws in Canada or exchange restrictions affecting the remittance of dividends and other payments to U.S. Resident Holders (as defined below) of our common shares, other than withholding tax.
There are no limitations under the laws of Canada or in our organizational documents on the right of foreigners to hold or vote our common shares, except that the Investment Canada Act may require review and approval by the Minister of Industry (Canada) of certain acquisitions of control of RB Global by a “non-Canadian”. “Non-Canadian” generally means an individual who is not a Canadian citizen, or a corporation, partnership, trust or joint venture that is ultimately controlled by non-Canadians.
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
This summary is restricted to beneficial owners of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S., (ii) is entitled to the full benefits of the Convention, (iii) holds all common shares as capital property, (iv) holds no common shares that are “taxable Canadian property” (within the meaning of the Canadian Tax Act), (v) deals at arm’s length with and is not affiliated with RB Global, (vi) does not and is not deemed to use or hold any common shares in a business carried on in Canada, and (vii) is not an "authorized foreign bank" (as defined in the Canadian Tax Act) or an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

RB Global, Inc.	37

Certain U.S.-resident entities that are fiscally transparent for U.S. federal income tax purposes (including limited liability companies) may not be regarded by the CRA as entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention in respect of common shares held by such entity.
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
(i)the U.S. Resident Holder, any one or more persons with whom the U.S. Resident Holder does not deal at arm’s length, or any partnership in which the U.S. Resident Holder or persons with whom the U.S. Resident Holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued shares of any class or series of our share capital; and
(ii)more than 50% of the fair market value of such common share was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, interests in or civil law rights in, such properties, whether or not such properties exist.
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
U.S. Resident Holders whose common shares may be taxable Canadian property should consult their own tax advisers
Dividends on Common Shares
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

RB Global, Inc.	38

own) at least 10% of the voting shares of RB Global at that time, in which case the rate of Canadian withholding tax is generally reduced to 5%.
ITEM 6:    [RESERVED]
ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the consolidated financial statements and the notes thereto included in “Part II, Item 8. Financial Statements and Supplementary Data” presented in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.
Our actual results could differ materially from those expressed or implied in any forward-looking statements due to various factors, including those set forth under “Part I, Item 1A: Risk Factors” in this Annual Report on Form 10-K.
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“US GAAP”). Except for GTV, which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in millions of United States (“U.S.”) dollars.
In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our consolidated financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable US GAAP financial measures are included either with the first use thereof or in the “Non-GAAP Measures” section within “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
Established in 1958, RB Global, Inc., formerly known as Ritchie Bros. Auctioneers Incorporated (NYSE and TSX: RBA), is a leading, omnichannel marketplace that provides value-added insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles worldwide. Through our auction sites and digital platform, we have a wide global presence and serve customers across a variety of asset classes, including automotive, commercial transportation, construction, government surplus, lifting and material handling, energy, mining and agriculture. Our marketplace brands include Ritchie Bros., the world's largest auctioneer of commercial assets and vehicles offering online bidding, and IAA, Inc. ("IAA"), a leading global digital marketplace connecting vehicle buyers and sellers. Our portfolio of brands also includes Rouse Services ("Rouse"), which provides a complete end-to-end asset management, data-driven intelligence and performance benchmarking system; SmartEquip Inc. ("SmartEquip"), an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both OEMs and dealers; and VeriTread LLC ("VeriTread"), an online marketplace for heavy haul transport.
On March 20, 2023, we completed the acquisition of IAA for a total purchase price of approximately $6.6 billion. IAA's stockholders received $12.80 per share in cash and 0.5252 shares of the Company for each share of IAA common stock they owned. As such, we paid approximately $1.7 billion in cash consideration and issued 70.3 million shares of our common stock. In addition, we repaid $1.2 billion of IAA's net debt. IAA facilitates the marketing and sale of total loss, damaged and low-value vehicles for a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies and charitable organizations. IAA serves a global buyer base with vehicles, vehicle rebuild requirements, replacement part inventory or scrap demand. IAA maintains operations in the United States, Canada and the United Kingdom, with more than 210 facilities. We believe the acquisition of IAA will accelerate our journey to become the trusted global marketplace for insights, services and transaction solutions, as well as diversify our customer base by providing us with a significant presence in the automotive vertical, an industry with strong fundamentals and proven secular growth.
Performance Overview and Consolidated Results

In 2023, we achieved a record-breaking $13.9 billion in GTV, primarily driven from the acquisition of IAA and strong organic growth from our strategic accounts.

RB Global, Inc.	39

Net income available to common stockholders for 2023 decreased 45% to $174.9 million, compared to $319.7 million in 2022. Diluted earnings per share (“EPS”) available to stockholders decreased 64% to $1.04 from $2.86 per share. Diluted adjusted EPS available to stockholders increased 24% to $2.99 per share in 2023 as compared to $2.41 per share in 2022.
For the year ended December 31, 2023, as compared to the year ended December 31, 2022:
•Total GTV increased 131% to $13.9 billion, mainly due to the inclusion of $7.0 billion from IAA
•Total revenue increased 112% to $3.7 billion, mainly due to the inclusion of $1.8 billion from IAA.
◦Service revenue increased 160% to $2.7 billion, mainly due to the inclusion of $1.5 billion from IAA.
◦Inventory sales revenue increased 39% to $947.1 million, mainly due to the inclusion of $246.9 million from IAA.
•Net income decreased 36% to $206.0 million.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased 122% to $1.0 billion.
•Cash on hand at December 31, 2023 was $747.9 million, of which $576.2 million was unrestricted.

Operational Highlights

In March 2023, we completed the acquisition of IAA, which was a key part of our growth strategy and vision of becoming the trusted global marketplace for transaction solutions, insights and services for commercial assets and vehicles. IAA has accelerated our expansion into an attractive, adjacent vertical, broadening our global footprint. We believe our combined yard footprint, marketplace infrastructure and comprehensive suite of innovative solutions will allow us to better serve our customers effectively and efficiently. In January 2023, we also acquired a controlling interest in VeriTread, a transportation technology company in the United States experienced in building heavy haul transportation platforms and solutions for industrial equipment, vehicles, and other assets. VeriTread adds to our suite of value-added services, supporting the needs of equipment owners throughout the equipment lifecycle by integrating transportation solutions directly into our marketplace technology.

In the beginning of August 2023, we appointed Jim Kessler, who was previously the Company's President and Chief Operating Officer as Chief Executive Officer ("CEO") and in December 2023, we announced the appointment of Eric J. Guerin as Chief Financial Officer ("CFO"), effective January 15, 2024.
In addition to our growth through two acquisitions this year, below are some other notable operational highlights during 2023:
•Ritchie Bros. had strong operating results and record growth, resulting in a 15% year-over-year increase in total GTV and 11% year-over year increase in total revenues.
•Since its acquisition at the end of March 2023, IAA contributed $7.0 billion to our total GTV and $1.8 billion to our total revenues in 2023, benefiting from higher average selling prices and higher volumes as a result of a higher number of vehicles declared as total losses.
•In October 2023, the Company, along with Nations Capital, LLC (“Nations”), received bankruptcy court approval to be the agent and liquidator of Yellow Corporation’s transportation assets. The Company and Nations intend to utilize the expansive footprint of RB Global to manage the relocation, transportation, refurbishment, inventory, storage and sale of the rolling stock assets, including approximately 60,000 units of trucks, trailers and miscellaneous equipment located across the United States and Canada at over 300 terminal locations. The Company and Nations intend to implement a multi-faceted sales strategy, including private treaty and strategic bulk sales, as well as live and fully digital formats
•SmartEquip released a major enhancement to its digital parts commerce product in September 2023. The new SmartEquip e-Commerce Store 2.0 platform helps dealers, fleet owners and authorized distributors in the industrial goods industry to set up a branded, digital parts shop quickly and easily and help them manage inventory, product support, sales and customers in one easy-to-use self-serve platform.
•In August 2023, IAA released three product enhancements to its selling platform, IAA Vehicle Score™, IAA Vehicle Value™ and the IAA Sales Decision Center™, which all work together to provide vehicle sellers with information that is critical in helping to optimize their auction strategies for greater returns.
•In April 2023, we made strategic real estate investments in the states of New York, Indiana, Connecticut and Delaware in the United States to meet growing demand and to secure our presence in prime locations. Accordingly, we opened two new IAA auction sites in Staten Island, New York, and Fort Wayne, Indiana.

RB Global, Inc.	40

Results of Operations

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Service revenue	$2,732.5	$1,050.6	$917.8	160%	14%
Inventory sales revenue	947.1	683.2	499.2	39%	37%
Total revenue	3,679.6	1,733.8	1,417.0	112%	22%
Costs of services	1,007.6	168.1	155.3	499%	8%
Cost of inventory sold	893.6	608.6	447.8	47%	36%
Selling, general and administrative	743.7	539.9	456.2	38%	18%
Acquisition-related and integration costs	216.1	37.3	30.2	479%	24%
Depreciation and amortization	352.2	97.2	87.9	262%	11%
Total operating expenses	3,213.2	1,451.1	1,177.4	121%	23%
Gain on disposition of property, plant and equipment	4.9	170.8	1.4	(97)%	12100%
Operating income	471.3	453.5	241.0	4%	88%
Net income	206.0	319.8	151.9	(36)%	111%
Net income available to common stockholders	174.9	319.7	151.9	(45)%	110%
Effective tax rate	27.1%	21.2%	26.0%	590bps	(480)bps

Total GTV	$13,930.6	$6,025.9	$5,533.9	131%	9%
Service GTV	12,983.5	5,342.7	5,034.7	143%	6%
Inventory GTV	947.1	683.2	499.2	39%	37%

Inventory return	$53.5	$74.6	$51.4	(28)%	45%
Inventory rate	5.6%	10.9%	10.3%	(530)bps	60bps
Foreign exchange gain (loss) for the years ended 2022 and 2021 have been reclassified from operating income to a separate line below operating income, refer to our consolidated financial statements in "Part II, Item 8: Financial Statements and Supplementary Data - Note 2 Significant Accounting Policies" of this document.
The following table presents the selected results of Ritchie Bros. and IAA during the year ended December 31, 2023, and includes the financial results of IAA since its acquisition on March 20, 2023:

	Year ended December 31, 2023
(in U.S. dollars in millions)	Ritchie Bros.	IAA	Total
Commissions	$536.5	$275.9	$812.4
Buyer fees	382.3	1,144.4	1,526.7
Marketplace services revenue	303.7	89.7	393.4
Total service revenue	1,222.5	1,510.0	2,732.5
Inventory sales revenue	700.2	246.9	947.1
Total revenue	$1,922.7	$1,756.9	$3,679.6

Service GTV	$6,256.8	$6,726.7	$12,983.5
Inventory GTV	700.2	246.9	947.1
Total GTV	$6,957.0	$6,973.6	$13,930.6

RB Global, Inc.	41

Total GTV
Total GTV increased 131% to $13.9 billion as compared to 2022, of which IAA accounted for 88% of the increase. Excluding IAA, total GTV increased 15% to $7.0 billion as compared to 2022, and increased 16% when excluding the impact of foreign exchange.
In 2023, total GTV increased primarily due to the inclusion of IAA since its acquisition on March 20, 2023. IAA contributed $7.0 billion, or 50%, of total GTV, generating strong volumes and higher average selling prices in the automotive sector primarily across North America. Excluding IAA, the increase in total GTV was driven by higher lot volumes, mainly from rental and transportation customers, as the supply chain continues to normalize post-pandemic, partially offset by lower realized auction prices and an unfavorable asset mix. Total GTV increased across all regions, most notably in the United States as a result of strong execution by our strategic accounts team, as well as from positive year-over-year performances at our regional events and the addition of several new auction events. In Canada, GTV volume growth was driven by favorable year-over-year performances at our auction events in Western Canada mainly in the oil and gas sector, benefiting from higher performance from our regional sales team and increased imports from Asia Pacific and the United States. In International, we saw GTV volume growth primarily in Europe at its auction events.
Total Revenue
Total revenue increased 112% to $3.7 billion as compared to 2022, with total service revenue increasing by 160% and inventory sales revenue increasing by 39%. IAA contributed $1.8 billion, or 48% of total revenues in 2023 since its acquisition on March 20, 2023. Excluding IAA, total revenue increased 11% to $1.9 billion in 2023, with total service revenue increasing by 16% and inventory sales revenue increasing by 2%.
Service Revenue

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Commissions	$812.4	$490.6	$473.4	66%	4%
Buyer fees	1,526.7	315.8	248.7	383%	27%
Marketplace services revenue	393.4	244.2	195.7	61%	25%
Total service revenue	$2,732.5	$1,050.6	$917.8	160%	14%

Service revenue is comprised of commissions earned on service GTV, buyer fees earned on total GTV, as well as revenues earned from our marketplace services. Commissions include revenue earned from consignors or sellers from the sale of assets from straight, fixed or guarantee commission contracts. Buyer fees include buyer fees earned from purchasers on the sale of inventory or consigned assets. Marketplace services revenue includes fees earned from value-added services provided to customers such as refurbishment, parts procurement, data, transportation and logistics, inspection, appraisals, online listing, financing, title and liens processing, as well as other auction-related fees.
In 2023, total service revenue increased 160% in line with higher service GTV increase of 143%, with buyer fees increasing 383%, commissions increasing 66% and marketplace services revenue increasing 61%.
Buyer fees increased 383%, significantly exceeding the 131% increase in total GTV, mainly due to higher buyer fee rates and lot volumes with the inclusion of IAA. IAA contributed $1.1 billion, or 95% of the increase in buyer fees. Excluding IAA, the increase in buyer fees were driven by an increase in minimum buyer fee rates implemented in early 2023.

Commissions revenue increased 66%, less than the 143% increase in Service GTV, mainly due to the inclusion of IAA as IAA earns lower commission rates on Service GTV through its fixed fee commission contracts with its consignors. IAA contributed $276 million, or 86% of the increase in total commissions revenue. Excluding IAA, commissions revenue was also impacted by softer straight commission and guarantee performances across all regions, most notably in the United States. In the United States, these softer performances were mainly due to higher volumes sold from our strategic accounts team in the rental and transportation sectors. In Canada, we also saw several large strategic contracts contribute to softer guarantee and straight commissions revenues.

Marketplace services revenue increased 61%, driven partly by the inclusion of IAA, which contributed 60% of the increase from its auction-related buyer services and subscription fees and title and liens processing fees. Excluding IAA, marketplace services revenue increased across all regions due to higher ancillary revenue, in line with higher GTV volume, and higher document fees from rate increases introduced in early 2023 and from rate harmonization in our online marketplaces. We also benefited from the inclusion of

RB Global, Inc.	42

transportation services revenue from the acquisition of VeriTread and higher listing fee revenue from increased online volumes in the United States.
Inventory Sales Revenue
In 2023, inventory sales revenue increased 39% primarily due to the inclusion of IAA, which contributed 94% of the increase. Excluding IAA, inventory sales revenue increased mainly due to higher volumes of inventory packages in the United States, sourced through our strategic accounts, and the addition of several new auction events. Despite the volume growth, we saw softer price realization on various inventory packages due to macroeconomic pressures on pricing. In International, we saw lower inventory volumes in Australia, partly due to a shift in its revenue mix and an auction event that did not repeat, partially offset by positive performances in Europe driven by an increase in locally sourced inventory packages.
Costs of Services
Costs of services increased 499% to $1.0 billion mainly due the inclusion of IAA, which accounted for 95% of the increase. IAA's cost of services includes direct expenses incurred for regular weekly auction events, primarily relating to tow costs, employee compensation, and operating lease costs for auction sites, as well as costs to provide title search. Excluding IAA, we saw higher costs of services from increased volumes in our ancillary business, mainly in repairs and hauling, in line with total GTV growth. We also incurred higher employee labor costs to support the growth in our service GTV, partly driven by higher volume of online transactions. In addition, we also incurred higher transportation costs from the inclusion of VeriTread since its acquisition in the beginning of the year.

Cost of Inventory Sold
Inventory rate decreased to 5.6% from 10.9%, mainly driven by unfavorable pricing conditions in most regions, particularly across North America, where prices declined faster than anticipated between the purchase and sale dates of inventory.

Cost of inventory sold increased 47% to $893.6 million, while inventory sales revenue increased 39%. Cost of inventory sold increased at a higher rate than inventory sales revenue as a result of softer performances on our inventory contracts, primarily in North America. These softer performances were driven by a higher proportion of inventory packages with unfavorable pricing conditions, some of which were signed strategically due to the competitive landscape, particularly in Canada.

Selling, General and Administrative
Selling, general and administrative expenses increased 38% to $743.7 million primarily due to the inclusion of IAA, which contributed 74% of the increase, and includes mainly employee compensation expenses, technology costs and professional fees for technology development activities. Excluding IAA, the remaining increase was primarily driven by higher employee compensation costs due to an increase in headcount to support our sales, operations and strategic growth initiatives, and higher severance and settlement costs relating to the departures of certain former executives. We also incurred higher technology costs as we continue to shift to modernized payment solutions and cloud-based solutions to improve customer and employee experiences. Further, we saw higher advertising and promotion costs to promote new sales initiatives and higher global travel costs. These increases were partially offset by lower incentive-based compensation expense.

Acquisition-related and Integration Costs
Acquisition-related and integration costs increased 479% to $216.1 million, primarily given the significant investment banking, consulting, legal and financing costs incurred to effect the acquisition of IAA. Since the acquisition of IAA we have also incurred significant severance costs to employees of the combined business as a result of restructuring and integrating the various business functions, including severance costs to certain key executives. To support our integration activities and help us achieve cost synergies, we have also incurred integration costs to third-party advisors and consultants. In addition, for the benefit of the combined business, we also recorded a net $16.3 million expense as settlement for the termination of a non-compete agreement bound by IAA prior to the acquisition.
Operating Income
Operating income increased 4%, primarily driven by the inclusion of revenues less operating expenses from IAA. In addition, excluding IAA, we also saw higher flow through from higher service revenue, partially offset by higher depreciation and amortization costs driven by the amortization of the acquired intangible assets from acquisition of IAA, the $169.1 million gain on the Bolton property in 2022 that did not recur this year, and higher acquisition-related and integration costs as discussed above.
Income Tax Expense and Effective Tax Rate
We recorded an income tax expense of $76.4 million in 2023, compared to $86.2 million in 2022. Our effective tax rate was 27.1%, compared to 21.2% in 2022. The increase in the effective tax rate over the comparative period was primarily attributable to the non-taxable portion of the gain on sale of the Bolton property in 2022 that did not recur in 2023, and an increase in non-deductible expense

RB Global, Inc.	43

in the current period. The increase in the effective tax rate was partially offset by a higher benefit related to Foreign-Derived Intangible Income ("FDII") in the current period when compared to prior period.
Net Income
Net income attributable to controlling interests decreased 35% to $206.5 million, compared to $319.7 million in 2022. The decrease was primarily due to higher interest expense from higher debt to fund the acquisition of IAA and a rise in interest rates, partially offset by higher interest income, also due to a rise in interest rates, and lower income tax expense, as discussed above.
Diluted EPS
Diluted EPS available to stockholders decreased 64% to $1.04 per share compared to $2.86 in 2022, primarily due to the increase in the number of shares issued for the acquisition of IAA and by the decrease in net income as described above.

In February 2023, we issued $485.0 million of Series A Senior Preferred Shares and $15.0 million of common shares to Starboard. As the Series A Senior Preferred Shares are considered a participating security, we calculate diluted EPS using the two-class method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares to common shares, as well as the effect of any shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive. Under this method, earnings are allocated to holders of common stock and holders of Series A Senior Preferred Shares based on dividends declared and their respective participation rights in undistributed earnings. As a result, our net income available to common stockholders is lower by the cumulative dividends and allocated earnings to Series A Senior Preferred shareholders.
Non-GAAP Measures
As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.
Adjusted operating income increased 127% to $905.3 million, compared to $399.4 million in 2022.
Adjusted net income available to common stockholders increased 86%, to $502.2 million, compared to $269.9 million in 2022.
Diluted adjusted EPS available to common stockholders increased 24% to $2.99 per share, compared to $2.41 per share in 2022.
Adjusted EBITDA increased 122% to $1.0 billion, compared to $465.2 million in 2022.
U.S. Dollar Exchange Rate Comparison
We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

				% Change
Value of one local currency to U.S. dollar	2023	2022	2021	2023 over 2022	2022 over 2021
Period-end exchange rate - December 31,
Canadian dollar	0.7558	0.7378	0.7846	2%	(6)%
Euro	1.1067	1.0661	1.1322	4%	(6)%
British pound sterling	1.2734	1.2054	1.3497	6%	(11)%
Australian dollar	0.6826	0.6765	0.7250	1%	(7)%

Average exchange rate - Year ended December 31,
Canadian dollar	0.7411	0.7690	0.7977	(4)%	(4)%
Euro	1.0820	1.0543	1.1834	3%	(11)%
British pound sterling	1.2434	1.2376	1.3757	—%	(10)%
Australian dollar	0.6645	0.6949	0.7514	(4)%	(8)%
In 2023, approximately 29% of our revenues and 30% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 42% and 34%, respectively, in 2022.

RB Global, Inc.	44

We recognized $1.8 million in foreign exchange losses in 2023 and $1.0 million of gains in 2022. Foreign exchange had an unfavorable impact on total revenue and a favorable impact on expenses. These impacts were mainly due to the fluctuations in the Euro, Australian dollar and the Canadian dollar exchanges rates relative to the U.S. dollar during the year.
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
GTV by Geography

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Total GTV by Geography
United States	$10,266.1	$3,432.4	$3,230.7	199%	6%
Canada	2,460.8	1,707.1	1,441.9	44%	18%
International	1,203.7	886.4	861.3	36%	3%
Total GTV	$13,930.6	$6,025.9	$5,533.9	131%	9%

Service GTV by Geography
United States	$9,795.2	$3,081.0	$3,029.6	218%	2%
Canada	2,341.3	1,636.7	1,410.3	43%	16%
International	847.0	625.0	594.8	36%	5%
Total Service GTV[1]	$12,983.5	$5,342.7	$5,034.7	143%	6%
1Service GTV is calculated as total GTV less inventory sales revenue

RB Global, Inc.	45

Revenue by Geography

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
United States
Service revenue	$2,122.3	$619.5	$547.8	243%	13%
Inventory sales revenue	469.3	351.4	201.0	34%	75%
Total revenue - United States	2,591.6	970.9	748.8	167%	30%
Canada
Service revenue	432.3	305.2	249.4	42%	22%
Inventory sales revenue	119.2	70.4	31.7	69%	122%
Total revenue - Canada	551.5	375.6	281.1	47%	34%
International
Service revenue	177.9	125.9	120.6	41%	4%
Inventory sales revenue	358.6	261.4	266.5	37%	(2)%
Total revenue - International	536.5	387.3	387.1	39%	—%
Total
Service revenue	2,732.5	1,050.6	917.8	160%	14%
Inventory sales revenue	947.1	683.2	499.2	39%	37%
Total revenue	$3,679.6	$1,733.8	$1,417.0	112%	22%

United States
Service revenue increased 243% primarily due to a 218% increase in Service GTV, driven mainly from the inclusion of IAA, which contributed 91% of the increase, as well as higher volumes from strong execution by our strategic accounts, particularly in rental and transportation sectors, as well as from increased volumes sourced by our regional sales teams. The majority of the contribution from IAA was primarily driven by higher buyer fees, as well as fixed fee commissions earned from the sale of vehicles. Excluding IAA, we saw an increase in marketplace service revenue, buyer fees and commissions. Marketplace service revenue increased mainly from higher activity in our ancillary services, specifically for refurbishment and repairs, in line with higher GTV volume. We also saw higher document fees from rate increases and online document fee harmonization, higher transportation service revenue from the inclusion of VeriTread from its acquisition in the beginning of 2023, and higher online listing fees. Buyer fees also increased driven by higher minimum buyer fee rates implemented in early 2023 and a higher proportion of low value lots. These increases were partially offset by softer straight commission and guarantee rate performances, partly due to a higher proportion of GTV sourced from our strategic accounts team.

Inventory sales revenue increased 34% mainly due to the inclusion of IAA, which contributed 76% of the increase. Excluding IAA, we saw a higher volume of inventory contracts, partly sourced from our strategic accounts team, and from the addition of several new auction events. Despite volume growth, we also saw softer rate performances on various inventory contracts and the non-repeat of a large inventory package dispersal of construction equipment.

Canada
Service revenue increased 42%, in line with the 43% increase in Service GTV, mainly from the inclusion of IAA of 85%, as well as from a strong execution at our auction events in Western Canada. Excluding IAA, we saw higher buyer fees driven by an increase in our minimum buyer fee rates, offset by softer guarantee and straight commission rate performances due to higher GTV sourced from our strategic contracts, as well as due to softer performances on several large packages sourced strategically for competitive purposes.

Inventory sales revenue increased 69% primarily due to the inclusion of IAA, partially offset by softer year-over-year performances on several large inventory packages.

RB Global, Inc.	46

International
Service revenue increased 41%, primarily due to a 36% increase in Service GTV. This increase was partly driven by the inclusion of IAA, which contributed 59% of the increase. Excluding IAA, we also saw higher marketplace service revenue driven by higher ancillary service revenue, in line with higher GTV volume and higher buyer fees from minimum fee rates increases.

Inventory sales revenue increased 37% primarily driven by the inclusion of IAA, which contributed 120% of the increase. Excluding IAA, we saw softer year-over-year performances in Australia driven by lower activity and a shift in revenue mix, as well as due to the non-repeat of an auction event. These decreases were partially offset by positive year-over-year performances in Europe, mainly driven by an increased volume of locally sourced inventory contracts.
GTV by Sector
The following table illustrates the breakdown of total GTV by sector for the year ended December 31, 2023, December 31, 2022, and December 31, 2021.
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

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Automotive	$6,551.2	$186.0	$158.8	3,422%	17%
Commercial construction and transportation	5,449.8	4,252.9	3,941.3	28%	8%
Other	1,929.6	1,587.0	1,433.8	22%	11%
	$13,930.6	$6,025.9	$5,533.9	131%	9%
In 2023, total GTV compared to 2022 increased by 3,422% in the automotive sector, due to the inclusion of IAA. GTV increased by 28% in the commercial construction and transportation sector mainly in the United States, primarily driven by volumes sourced from our strategic accounts and regional sales teams, partially offset by lower selling prices and an unfavorable asset mix. GTV increased 22% in the other sector mainly driven by an increase in volume of assets in consumer products and in the agricultural sector.

Total Lots Sold by Sector

The following table illustrates the breakdown of total lots sold by sector for the year ended December 31, 2023, December 31, 2022, and December 31, 2021.

	Year ended December 31,
				% Change
(in '000's of lots sold, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Automotive	1,790.1	21.0	19.4	8,424%	8%
Commercial construction and transportation	314.5	181.5	180.9	73%	—%
Other	500.2	415.3	395.7	20%	5%
	2,604.8	617.8	596.0	322%	4%

In 2023, the total lots sold compared to 2022 increased by 8,424% in the automotive sector due to the inclusion of lots sold from IAA. Total lots sold increased by 73% in the commercial construction and transportation sector due to a higher proportion of low value lots sold primarily in the United States and from the inclusion of IAA. Total lots sold increased 20% in other sector mainly from the inclusion of IAA driven by an increase in volume of assets in consumer products.
Debt
Credit Facilities
We have a credit agreement (the "Credit Agreement"), which is comprised of multicurrency revolving facilities (the “Revolving

RB Global, Inc.	47

Facilities”) and a delayed-draw term loan facility (the “DDTL Facility”), and the Term Loan A facility (the “TLA Facility” and together with the Revolving Facilities and DDTL Facility, the “Facilities”).

In connection with the IAA acquisition, the Company entered into a debt commitment letter with certain financial institutions that committed to provide, subject to its terms and conditions, a bridge loan facility in an aggregate principal amount of up to $2.8 billion and a backstop revolving facility in an aggregate principal amount of up to $750.0 million. The Company subsequently amended the terms of its Credit Agreement, which, among other things, permitted the acquisition of IAA and served to terminate the backstop commitments (including the revolving backstop facility and $88.9 million of bridge commitments that served as a backstop for its existing term loans under the credit agreement) and replaced an additional $1.8 billion of bridge commitments with the TLA Facility.

The Credit Agreement was amended in December 2022, which, among other things, (i) permitted the acquisition of IAA, (ii) provided commitments for the TLA Facility in an aggregate principal amount of up to $1.8 billion to be used to finance, in part, the IAA acquisition, and (iii) provided the Company the ability to borrow up to $200.0 million of the Revolving Facilities under the Credit Agreement on a limited conditionality basis to finance, in part, the IAA acquisition.

On March 20, 2023, the TLA Facility of $1.8 billion was funded with the acquisition of IAA. The TLA Facility is comprised of a facility denominated in US dollars (“USD TLA Facility”) and a facility denominated in Canadian dollars (“CAD TLA Facility”). The Company’s existing DDTL Facility of CAD $115.9 million was refinanced and converted to the CAD TLA Facility, an alternative currency term rate loan. During 2023, we made CAD $5.9 million of principal repayments on the CAD TLA Facility, all of which was mandatory, and $150.0 million of principal repayments on the USD TLA Facility, $68.4 million of which was mandatory and $81.6 million of which was voluntary, as permitted by the Credit Agreement.
Credit facilities at December 31, 2023 and 2022 were as follows:

(in U.S. dollars in millions, except percentages)	December 31, 2023	December 31, 2022	% Change
Committed
DDTL Facility	$—	$85.5	(100)%
Term Loan A Facility (denominated in Canadian dollars)	83.1	—	100%
Term Loan A Facility (denominated in US dollars)	1,675.0	—	100%
Revolving credit facilities	750.0	750.0	—%
Uncommitted
Revolving credit facilities	5.0	10.0	(50)%
Total credit facilities	$2,513.1	$845.5	197%
Unused
Revolving credit facilities	729.7	709.8	3%
Total credit facilities unused	$729.7	$709.8	3%

Revolving Credit Facilities
At December 31, 2023, of the $755.0 million in revolving credit facilities, $750.0 million relates to our syndicated credit facility and $5.0 million relates to a foreign demand credit facility.
On December 31, 2023, we had $729.7 million of unused revolving credit facilities, which consisted of:
•$724.7 million under our Credit Agreement that expires on September 21, 2026; and
•$5.0 million under a foreign demand credit facility that has no maturity date.
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

RB Global, Inc.	48

On March 20, 2023, under the terms of the December 2022 amendment to the Credit Agreement, with the close of the acquisition of IAA, certain amended terms became effective. Specifically, the Credit Agreement amendment (i) increased the total size of the Facilities provided under the Credit Agreement to up to $2.7 billion, including $1.9 billion of commitments under the TLA Facility, (ii) increased the appropriate margin for base rate loans, and SOFR loans at each pricing tier level, and (iii) increased the applicable percentage per annum used to calculate the various fees such as the commitment fees and letter of credit fees under the Facilities at each pricing tier level. In addition, on March 20, 2023, the Company converted its existing CAD DDTL Facility into the CAD TLA Facility, which continues to be subject to an annual amortization rate of 5% payable in quarterly installments, with the balance also payable at maturity. Under the amended terms, mandatory principal repayments on the USD TLA Facility began in the second quarter of 2023 and are subject to quarterly installments of 1.25% of the initial $1.8 billion principal amount, with the balance payable at maturity. In 2023 we repaid $150.0 million of principal on the USD TLA Facility, and as such, the next mandatory principal repayment amount is due on December 31, 2024.

Senior Secured and Unsecured Notes
At December 31, 2022, we had senior unsecured notes (the “2016 Notes”) outstanding that were to expire on January 15, 2025 for an aggregate principal amount of $500.0 million, bearing an interest rate of 5.375% per annum. The proceeds of the offering of the 2016 Notes were used to finance the IronPlanet acquisition. The 2016 Notes were redeemed on March 20, 2023 at 100.0% of the original offering price of the notes, plus accrued and unpaid interest. The Company fully expensed the associated remaining unamortized debt issue costs of $3.3 million in interest expense in the consolidated income statement during the first quarter of 2023.

On March 15, 2023, to finance the acquisition of IAA, we completed the offering of two series of senior notes: (i) $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (together the “2023 Notes”).
Debt Covenants
We were in compliance with all financial and other covenants applicable to our credit facilities at December 31, 2023.

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
Liquidity and Capital Resources
On March 20, 2023, the Company closed the acquisition of IAA for total fair value consideration of $6.6 billion. This included cash consideration of $1.7 billion and repayment of approximately $1.2 billion of IAA’s debt, which was not legally assumed as part of the transaction. The acquisition was funded through a combination of cash from our balance sheet, proceeds of $1.8 billion from the TLA Facility and $1.4 billion proceeds from the completed offering of the 2023 Notes. As we repaid IAA’s net debt at acquisition, which included all borrowings under its existing credit agreement and senior notes, IAA was acquired debt-free. During the first quarter of 2023, we also completed the acquisition of VeriTread and paid $28.2 million cash consideration.

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

Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to holders of Series A Senior Preferred Shares, (ii) settlement of contracts with consignors and other suppliers, (iii) personnel expenditures, with a majority of bonuses paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments on short-term debt and long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances against our auction contracts, as well as advance charges paid on a seller's behalf. In the current high interest rate environment, the Company intends to continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.

RB Global, Inc.	49

We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations.

Our long-term cash requirements include scheduled principal repayments of long-term debt relating to the TLA Facility of $1.8 billion and the 2023 Notes of $1.4 billion, repayment of any drawn funds under our revolving credit facilities, as well as scheduled repayments of operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. In addition, we also have scheduled repayments due on our equipment financing obligations. For more information on our debt and leases, see "Part II, Item 8: Financial Statements and Supplementary Data - Note 15 Other Current Assets" and "Item 8: Financial Statements and Supplementary Data - Note 18 Intangible Assets" respectively, in our consolidated financial statements.

Cash provided by operating activities can fluctuate significantly from period to period. We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $729.7 million, is sufficient to fund our current and planned operating activities.

In our automotive sector, we use separate bank accounts to record vehicle loan payoff receipts and disbursements and these bank accounts do not have the right of offset. As a result, outstanding payments for vehicle loan payoffs to sellers are classified as book overdrafts. Additionally, we typically transfer most of our available cash from operating bank accounts to interest-bearing deposit accounts at other banks. The operating banks do not have the right of offset against the deposit accounts held at other banks, and accordingly, outstanding payments that exceed the operating bank account balances are considered book overdrafts as well. Book overdrafts are recognized on our consolidated balance sheet within trade and other liabilities.

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
Cash Flows

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Cash provided by (used in):
Operating activities	$544.0	$463.1	$317.6	17%	46%
Investing activities	(3,108.3)	77.2	(214.1)	(4,126)%	(136)%
Financing activities	2,676.2	(1,258.1)	960.9	(313)%	(231)%
Effect of changes in foreign currency rates	10.1	(18.8)	(8.8)	(154)%	114%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$122.0	$(736.6)	$1,055.6	(117)%	(170)%
Net cash provided by operating activities was $544.0 million in 2023, as compared to net cash provided by operating activities of $463.1 million in 2022. Net cash provided by operating activities increased $80.9 million mainly due to net cash generated by the inclusion of IAA income from operations, partially offset by a net cash outflow from the change in operating assets and liabilities of $294.9 million. The net cash outflow from the change in operating assets and liabilities was primarily driven by the timing, size, and number of auctions, as well as higher outflows for operating lease payments from the inclusion of IAA since its acquisition. We also saw higher tax payments relating to the timing of installments paid, as well as higher taxable income, and taxes paid in 2023 for the gain on the sale of the Bolton property. As a result of the inclusion of IAA, we also saw higher outflows relating to prepaid consigned vehicle charges. These outflows were partially offset by the change in book overdrafts, higher accrued interest on higher debt levels, timing of incentive-based employee compensation, higher accruals for severance, and the receipt of certain leasehold improvement reimbursements.
_____________________________________
1 We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

RB Global, Inc.	50

Net cash used in investing activities was $3.1 billion in 2023, as compared to net cash provided by investing activities of $77.2 million in 2022. Net cash used in investing activities increased $3.2 billion primarily due to approximately $2.8 billion of cash outflow for the acquisitions of IAA and VeriTread. We also saw higher cash outflows from property, plant and equipment additions of $195.9 million, primarily for the purchase of various parcels of land for our vehicle auction sites and operations in the United States, the purchase of a property under development in Canada, as well investments made in machinery, equipment, building and land improvements. In addition, we saw lower cash inflows in 2023 of $165.1 million due to the non-repeat of proceeds received for the sale of the Bolton property in 2022. We also continued to invest in software development to support our existing auction platforms and the development of a modern infrastructure, and therefore saw an increase in intangible asset additions of $78.3 million.

Net cash provided by financing activities was $2.7 billion in 2023, as compared to net cash used in financing activities of $1.3 billion in 2022. Net cash provided by financing activities increased $3.9 billion, mainly driven by financing raised through the TLA Facility for $1.8 billion and issuances of the 2023 Notes for $1.4 billion to fund the IAA acquisition in the first quarter of 2023. Further, we received $496.9 million of net proceeds from the issuance of $485.0 million of participating Series A Senior Preferred Shares and $15.0 million of common stock in the first quarter of 2023, net of issuance costs. We also repaid $654.4 million of long-term debt relating to the redemption of our 2016 Notes and repayment of $150.0 million on our USD TLA Facility, as compared to $1.1 billion of debt repaid in 2022. In addition, we received cash inflows from higher proceeds from the exercise of employee stock options, and from financing certain equipment purchases. These increases were partially offset by $213.2 million higher dividends paid during the year, primarily due to the payment of a special dividend, as well as due to a higher number of shares outstanding from the acquisition of IAA, and payment of quarterly dividends to holders of the Series A Senior Preferred Shares. We also incurred higher debt issuance costs in connection with the financing of the TLA Facility and the 2023 Notes compared to prior year.
Dividend Information
We declared and paid a regular cash dividend of $0.27 per common share for the quarters ended September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022. On March 7, 2023, we declared a special cash dividend of $1.08 per share, contingent on the closing of the acquisition of IAA, payable to stockholders of record at the close of business on March 17, 2023, excluding holders of Series A Senior Preferred Shares (the “Special Dividend”). The Special Dividend was paid in cash on March 28, 2023 following the acquisition of IAA. We also recorded Preferential Dividends of $24.3 million, of which $1.1 million was accrued and unpaid at December 31, 2023, and Participating Dividends of $7.3 million to the holders of the Series A Senior Preferred Shares. We have declared, but not yet paid, a dividend of $0.27 per common share for the quarter ended December 31, 2023. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.
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
Business Combinations
Accounting for business combinations requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Such estimates of fair value require valuation methods, which rely on significant estimates and assumptions, especially for intangible assets. In connection with the IAA purchase price allocation, the valuation of intangible assets required significant estimates and assumptions, and the valuations of property, plant, and equipment, and operating lease right-of-use assets also required estimates and assumptions.
The valuation of customer relationship intangible assets was performed using the multi-period excess earnings method of the income approach and required significant estimates and assumptions regarding revenue growth rates and discount rates, and the valuation of other acquired intangible assets was performed using the relief from royalty method of the income approach and required estimates and assumptions regarding revenue growth rates, royalty rates, customer attrition rates, and discount rates, as applicable. The Company based these estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions, including assumptions as to the occurrence of future events. The discount rates used to discount expected cash flows to

RB Global, Inc.	51

present values were derived from a weighted average cost of capital analysis and adjusted to reflect inherent risks. The valuation of most acquired property, plant, and equipment, other than land, was performed using the replacement cost method of the cost approach and required certain estimates and assumptions regarding estimates of replacement cost and adjustments to account for physical deterioration and obsolescence. The fair value of most acquired land and the off-market component of right-of-use assets were estimated using sales comparison method of the market approach and included certain estimates and assumptions with respect to market value or market rents, growth rates, and discount rates, as applicable.

The IAA purchase price allocation is preliminary at December 31, 2023 and will be finalized in the first quarter of 2024. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we may record adjustments to the purchase price allocation. In addition, unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions. If the estimates do not reflect future results or assumptions utilized in the valuation are inaccurate, then the estimated fair value of property, plant, and equipment, intangible assets, operating lease right-of-use assets, and goodwill could be misstated, or could result in future impairment.
Goodwill
Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of December 31, and between annual tests if indicators of potential impairment exist. We determined our reporting units to be Ritchie Bros, IAA, Listings Services (includes Mascus and RitchieList brands), Rouse, SmartEquip and VeriTread.
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
If a quantitative impairment test is required, the procedure is to identify potential impairment by comparing the reporting unit’s fair value with its carrying amount, including goodwill. The reporting unit’s fair value is determined using various valuation approaches and techniques that involve assumptions based on what management believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. An impairment loss is recognized as the difference between the reporting unit’s carrying amount and its fair value. If the difference between the reporting unit’s carrying amount and fair value is greater than the amount of goodwill allocated to the reporting unit, the impairment loss is restricted by the amount of the goodwill allocated to the reporting unit.
Ritchie Bros. reporting unit goodwill
For the year ended December 31, 2023, we performed a qualitative assessment of the Ritchie Bros. reporting unit and we concluded there were no indicators of impairment.
IAA reporting unit goodwill
For the year ended December 31, 2023, we performed a quantitative assessment of the IAA reporting unit using an income approach based on future estimated discounted cash flows. The fair value of the IAA reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate. In estimating the IAA reporting unit's future cash flows, we estimated annual revenue growth rates of 4% to 8% and operating margins of 29% to 31% during 2024 to 2033, based on our best estimate of the reporting unit’s growth trajectory. Based on a weighted average cost of capital analysis we estimated a discount rate of 10.25% reflecting the risk premium, including company specific risk, on this reporting unit, and a terminal growth rate of 3% for the period beyond ten years, based on our best estimate of the cash flows and using market comparatives. As the estimated fair value of the IAA reporting unit was greater than its carrying amount, we concluded that IAA goodwill was not impaired at December 31, 2023. An increase of 0.25% to the discount rate used would not have resulted in a goodwill impairment.
Listings Services reporting unit goodwill
For the year ended December 31, 2023 we performed a qualitative assessment of the Listings Services reporting unit and we concluded there were no indicators of impairment.

RB Global, Inc.	52

Rouse reporting unit goodwill
For the year ended December 31, 2023, we performed a quantitative assessment of the Rouse reporting unit using an income approach based on future estimated discounted cash flows. The fair value of the Rouse reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate. In estimating the Rouse reporting unit's future cash flows, we estimated annual revenue growth rates of 3% to 20% and operating margins of 40% to 49% from 2024 to 2033, based on our best estimate of the reporting units’ growth trajectory. Based on a weighted average cost of capital analysis, we estimated a discount rate of 13.5% reflecting the risk premium on this reporting unit, including company specific risk, and a terminal growth rate of 3% for the period beyond ten years based on our best estimate of the cash flows and using market comparatives. As the fair value of the Rouse reporting unit was greater than its carrying amount, we concluded that Rouse goodwill was not impaired at December 31, 2023. An increase of one percentage to the discount rate used would not have resulted in goodwill impairment.
SmartEquip reporting unit goodwill
For the year ended December 31, 2023, we performed a quantitative assessment of the SmartEquip reporting unit using an income approach based on future estimated discounted cash flows. The fair value of the SmartEquip reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate. In estimating the SmartEquip reporting unit's future cash flows, we estimated annual revenue growth rates of 3% to 20% and operating margins of 40% to 50% from 2024 to 2033, based on our best estimate of the reporting units’ growth trajectory. Based on a weighted average cost of capital analysis, we estimated a discount rate of 14.5% reflecting the risk premium on this reporting unit, including company specific risk, and a terminal growth rate of 3% for the period beyond ten years based on our view of the cash flows and using market comparatives. As the fair value of the SmartEquip reporting unit was greater than its carrying amount, we concluded that SmartEquip goodwill was not impaired at December 31, 2023. An increase of one percentage to the discount rate used would not have resulted in goodwill impairment.
VeriTread reporting unit goodwill
For the year ended December 31, 2023, we performed a performed a quantitative assessment of the VeriTread reporting unit using an income approach based on future estimated discounted cash flows. The fair value of the VeriTread reporting unit was measured based on the present value of the cash flows that we expect the reporting unit to generate. In estimating the VeriTread reporting unit's future cash flows, we estimated annual revenue growths rates of 4% to 67% and operating margins of 8% to 52% from 2024 to 2028, based on our best estimate of the reporting unit's growth trajectory. Based on a weighted average cost of capital analysis, we estimated a discount rate of 13% reflecting the risk premium on this reporting unit, including company specific risk and a terminal growth rate of 3% for the period beyond five years based on our best estimate of the cash flows and using market comparatives. As the fair value of the VeriTread reporting unit was greater than its carrying amount, we concluded that VeriTread goodwill was not impaired at December 31, 2023. An increase of one percentage to the discount rate used would not have resulted in goodwill impairment.
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets are tested at least annually for impairment, and between annual tests if indicators of potential impairment exist. To test our indefinite-lived intangible assets for impairment, we first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of our indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Based on our qualitative assessment, we determined there were no potential indicators of impairment of our indefinite-lived intangible assets at December 31, 2023.
Long-lived Assets
We test long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows. Our assessment concluded that the carrying amounts of our long-lived assets are recoverable at December 31, 2023.
Adoption of New Standards
For a discussion of our new and amended accounting standards refer to "Part II, Item 8: Financial Statements and Supplementary Data - Note 2 Significant Accounting Policies" of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
Recent accounting pronouncements that significantly impact our accounting policies or the presentation of our consolidated financial position or performance have been disclosed in the notes to our consolidated financial statements included in "Part II, Item 8: Financial Statements and Supplementary Data - Note 2 Significant Accounting Policies" of this Annual Report on Form 10-K.
Non-GAAP Measures

We reference various non-GAAP measures throughout this Annual Report on Form 10-K. These measures do not have a standardized

RB Global, Inc.	53

meaning and are, therefore, unlikely to be comparable to similar measures presented by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with US GAAP.

In connection with the acquisition of IAA, the Company adjusts for the amortization of acquired intangible assets, consistent with past practice, and for the impact of purchase accounting on prepaid consigned vehicle charges, which is not expected to continue after the first year of IAA's acquisition.
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

Adjusted operating income eliminates the financial impact of adjusting items from operating income, which are significant items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, gain on disposition of property, plant and equipment and related costs, prepaid consigned vehicle charges, executive transition costs, and certain other items, which we refer to as “adjusting items.”

The following table reconciles adjusted operating income to operating income, which is the most directly comparable GAAP measure in our consolidated financial statements.

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Operating income	$471.3	$453.5	$241.0	4%	88%
Share-based payments expense	45.5	37.0	23.1	23%	60%
Acquisition-related and integration costs	216.1	37.3	30.2	479%	24%
Amortization of acquired intangible assets	226.2	33.4	28.0	577%	19%
(Gain) on disposition of property, plant and equipment and related costs	(0.8)	(166.9)	(1.4)	(100)%	11821%
Prepaid consigned vehicle charges	(67.0)	—	—	(100)%	—%
Other advisory, legal and restructuring costs	2.0	5.1	3.5	(61)%	46%
Executive transition costs	12.0	—	—	100%	—%
Adjusted operating income	$905.3	$399.4	$324.4	127%	23%
_____________________________________________________
(1)Please refer to pages 60-63 for a summary of adjusting items during the years ended December 31, 2023, 2022, and 2021.
(2)Adjusted operating income represents operating income excluding the effects of adjusting items.

Adjusted Net Income Attributable to Common Stockholders and Diluted Adjusted EPS Attributable to Common Stockholders Reconciliation
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, executive transition costs and certain other items, which we refer to as “adjusting items.”

On February 1, 2023, we sold $485.0 million of participating Series A Senior Preferred Shares, convertible into common shares of the Company at an initial conversion price of $73.00 per share, and $15.0 million of common shares of the Company. The Series A Senior Preferred Shares are considered a participating security, and as a result, beginning in the first quarter of 2023, the Company calculated diluted EPS using the two-class method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares to common shares, as well as the effect of any shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive. Under this method, earnings are allocated to holders of common stock and holders of Series A Senior Preferred Shares based on dividends declared and their respective participation rights in undistributed earnings. As a result, during the year ended December

RB Global, Inc.	54

31, 2023, our net income available to common stockholders was lower by the cumulative dividends and allocated earnings to Series A Senior Preferred shareholders.

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements.

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Net income available to common stockholders	$174.9	$319.7	$151.9	(45)%	110%
Share-based payments expense	45.5	37.0	23.1	23%	60%
Acquisition-related and integration costs	216.1	37.3	30.2	479%	24%
Amortization of acquired intangible assets	226.2	33.4	28.0	577%	19%
(Gain) on disposition of property, plant and equipment and related costs	(0.8)	(166.9)	(1.5)	(100)%	11027%
Prepaid consigned vehicle charges	(67.0)	—	—	(100)%	—%
Loss on redemption of the 2016 and 2021 Notes and certain related interest expense	3.3	9.7	—	(66)%	100%
Change in fair value of derivatives	—	(1.3)	1.2	(100)%	(208)%
Other advisory, legal and restructuring costs	2.0	5.0	3.5	(60)%	43%
Executive transition costs	12.0	—	—	100%	—%
Related tax effects of the above	(95.8)	(4.0)	(20.3)	2295%	(80)%
Remeasurements in connection with business combinations	(2.9)	—	—	(100)%	—%
Related allocation of the above to participating securities	(11.3)	—	—	(100)%	—%
Adjusted net income available to common stockholders	$502.2	$269.9	$216.1	86%	25%
Weighted average number of dilutive shares outstanding	168,203,981	111,886,025	111,406,830	50%	—%
Diluted earnings per share available to common stockholders	$1.04	$2.86	$1.36	(64)%	110%
Diluted adjusted earnings per share available to common stockholders	$2.99	$2.41	$1.94	24%	24%
_____________________________________________________
(1)Please refer to pages 60-63 for a summary of adjusting items during the years ended December 31, 2023, 2022, and 2021.
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

RB Global, Inc.	55

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

The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Net income	$206.0	$319.8	$151.9	(36)%	111%
Add: depreciation and amortization	352.2	97.2	87.9	262%	11%
Add: interest expense	213.8	57.9	37.0	269%	56%
Less: interest income	(22.0)	(7.0)	(1.4)	214%	400%
Add: income tax expense	76.4	86.2	53.4	(11)%	61%
EBITDA	826.4	554.1	328.8	49%	69%
Share-based payments expense	45.5	37.0	23.1	23%	60%
Acquisition-related and integration costs	216.1	37.3	30.2	479%	24%
(Gain) on disposition of property, plant and equipment and related costs	(0.8)	(166.9)	(1.4)	(100)%	11821%
Remeasurements in connection with business combinations	(1.4)	—	—	(100)%	—%
Prepaid consigned vehicle charges	(67.0)	—	—	(100)%	—%
Change in fair value of derivatives	—	(1.3)	1.2	(100)%	(208)%
Other advisory, legal and restructuring costs	2.0	5.0	3.5	(60)%	43%
Executive transition costs	12.0	—	—	100%	—%
Adjusted EBITDA	$1,032.8	$465.2	$385.4	122%	21%
_____________________________________________________
(1)Please refer to pages 60-63 for a summary of adjusting items during the years ended December 31, 2023, 2022, and 2021.
(2)Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described on pages 60-63.

RB Global, Inc.	56

Adjusted Net Debt and Adjusted Net Debt/ Adjusted EBITDA Reconciliation
We believe that comparing adjusted net debt/adjusted EBITDA on a trailing twelve-month basis for different financial periods provides useful information about the performance of our operations as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are noted under “Liquidity and Capital Resources.”

The following table reconciles adjusted net debt to debt, adjusted EBITDA to net income, and adjusted net debt/ adjusted EBITDA to debt/ net income, respectively, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements.

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Short-term debt	$13.7	$29.1	$6.1	(53)%	377%
Long-term debt	3,075.8	581.5	1,737.4	429%	(67)%
Debt	3,089.5	610.6	1,743.5	406%	(65)%
Less: long-term debt in escrow	—	—	(933.5)	—%	(100)%
Less: cash and cash equivalents	(576.2)	(494.3)	(326.1)	17%	52%
Adjusted net debt	2,513.3	116.3	483.9	2061%	(76)%
Net income	$206.0	$319.8	$151.9	(36)%	111%
Add: depreciation and amortization	352.2	97.1	87.9	263%	10%
Add: interest expense	213.8	57.9	37.0	269%	56%
Less: interest income	(22.0)	(7.0)	(1.4)	214%	400%
Add: income tax expense	76.4	86.2	53.4	(11)%	61%
EBITDA	826.4	554.0	328.8	49%	68%
Share-based payments expense	45.5	37.0	23.1	23%	60%
Acquisition-related and integration costs	216.1	37.3	30.2	479%	24%
(Gain) on disposition of property, plant and equipment and related costs	(0.8)	(166.9)	(1.4)	(100)%	11821%
Remeasurements in connection with business combinations	(1.4)	—	—	(100)%	—%
Change in fair value of derivatives	—	(1.3)	1.2	(100)%	(208)%
Prepaid consigned vehicle charges	(67.0)	—	—	(100)%	—%
Other advisory, legal and restructuring costs	2.0	5.1	3.5	(61)%	46%
Executive transition costs	12.0	—	—	100%	—%
Adjusted EBITDA	$1,032.8	$465.2	$385.4	122%	21%
Debt/net income	15.0 x	1.9 x	11.5 x	689%	(83)%
Adjusted net debt/adjusted EBITDA	2.4 x	0.3 x	1.3 x	700%	(77)%
_____________________________________________________
(1)Please refer to pages 60-63 for a summary of adjusting items during the years ended December 31, 2023, 2022, and 2021.
(2)Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described in pages 60-63.
(3)Adjusted net debt is calculated by subtracting cash and cash equivalents from short and long-term debt and long-term debt in escrow.
(4)Adjusted net debt/Adjusted EBITDA is calculated by dividing adjusted net debt by adjusted EBITDA.

RB Global, Inc.	57

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

The following table reconciles OFCF to cash provided by operating activities, which is the most directly comparable GAAP measure in, or calculated from, our consolidated statements of cash flows:

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Cash provided by operating activities	$544.0	$463.1	$317.6	17%	46%
Property, plant and equipment additions	(227.9)	(32.0)	(9.8)	612%	227%
Intangible asset additions	(118.3)	(40.0)	(33.7)	196%	19%
Proceeds on disposition of property plant and equipment	32.6	165.5	1.9	(80)%	8611%
Net capital (spending) proceeds	$(313.6)	$93.5	$(41.6)	(435)%	(325)%
OFCF	$230.4	$556.6	$276.0	(59)%	102%

Adjusted Return and Adjusted ROIC Reconciliation
We believe that comparing adjusted ROIC on a trailing twelve-month basis for different financial periods provides useful information about the after-tax return generated by our investments. Adjusted ROIC is a measure used by management to determine how productively the Company uses its long-term capital to gauge investment decisions.

ROIC is calculated as the reported return divided by average invested capital. Reported return is defined as net income available to common stockholders, excluding the impact of net interest expense and tax effected at the Company’s adjusted annualized effective tax rate. Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital. Adjusted return is defined as reported return, adjusted for items that we do not consider to be part of our normal operating results, and tax effected at the applicable tax rate. Adjusted average invested capital is calculated as average invested capital but excludes any long-term debt in escrow.

The following table reconciles adjusted return and adjusted ROIC to net income available to common stockholders and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

RB Global, Inc.	58

Year ended December 31,
% Change
(in U.S. dollars in millions, except percentages)	2023	2022	2021	2023 over 2022	2022 over 2021
Net income (loss) attributable to controlling interests	$206.5	$319.7	$151.9	(35)%	110%
Add:
Interest expense	213.8	57.9	37.0	269%	56%
Interest income	(22.0)	(7.0)	(1.4)	214%	400%
Interest, net	191.8	50.9	35.6	277%	43%
Tax on interest, net	(46.0)	(12.7)	(9.1)	262%	40%
Reported return	$352.3	$357.9	$178.4	(2)%	101%

Add:
Share-based payments expense	45.5	37.0	23.1	23%	60%
Acquisition-related and integration costs	216.1	37.3	30.2	479%	24%
Amortization of acquired intangible assets	226.2	33.4	28.0	577%	19%
(Gain) on disposition of property, plant and equipment and related costs	(0.8)	(166.9)	(1.4)	(100)%	11821%
Change in fair value of derivatives	—	(1.3)	1.2	(100)%	(208)%
Remeasurements in connection with business combinations	(2.9)	—	—	(100)%	—%
Prepaid consigned vehicle charges	(67.0)	—	—	(100)%	—%
Other advisory, legal and restructuring costs	2.0	5.1	3.5	(61)%	46%
Executive transition costs	12.0	—	—	100%	—%
Related tax effects of the above	(95.8)	(4.0)	(20.3)	2295%	(80)%
Adjusted return	$687.6	$298.5	$242.7	130%	23%

Short-term debt - opening balance	$29.1	$6.1	$29.1	377%	(79)%
Short-term debt - ending balance	13.7	29.1	6.1	(53)%	377%
Average short-term debt	21.4	17.6	17.6	22%	—%
Long-term debt - opening balance	581.5	1,737.4	636.7	(67)%	173%
Less: long-term debt in escrow	—	(933.5)	—	(100)%	(100)%
Adjusted opening long-term debt	581.5	803.9	636.7	(28)%	26%
Long-term debt - ending balance	3,075.8	581.5	1,737.4	429%	(67)%
Less: long-term debt in escrow	—	—	(933.5)	—%	(100)%
Adjusted ending long-term debt	3,075.8	581.5	803.9	429%	(28)%
Average long-term debt	1,828.7	1,159.5	1,187.1	58%	(2)%
Adjusted average long-term debt	1,828.7	692.7	720.3	164%	(4)%
Preferred equity - opening balance	—	—	—	—%	—%
Preferred equity - ending balance	482.0	—	—	100%	—%
Average preferred equity	241.0	—	—	100%	—%
Stockholders' equity - opening balance	1,289.6	1,070.7	1,007.2	20%	6%
Stockholders' equity - ending balance	5,016.7	1,289.6	1,070.7	289%	20%
Average stockholders' equity	3,153.2	1,180.2	1,039.0	167%	14%
Average invested capital	$5,244.3	$2,357.3	$2,243.7	122%	5%
Adjusted average invested capital	$5,244.3	$1,890.5	$1,776.9	177%	6%

ROIC	6.7%	15.2%	8.0%	(850)	bps	720	bps
Adjusted ROIC	13.1%	15.8%	13.7%	(270)	bps	210	bps

RB Global, Inc.	59

_____________________________________________________
(1)Please refer to pages 60-63 for a summary of adjusting items for the years ended December 31, 2023, 2022, and 2021.
(2)ROIC is calculated as reported return divided by average invested capital. We calculate average invested capital as the average short-term, long-term debt and average stockholders’ equity over a trailing twelve-month period.
(3)Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital.
(4)ASC 842 Leases requires lessees to recognize almost all leases, including operating leases, on the balance sheet through a right-of-use asset and a corresponding lease liability. The lease liability is not included in the calculation of debt.
Adjusting items for the year ended December 31, 2023:
Recognized in the fourth quarter of 2023
•$13.8 million share-based payments expense.
•$20.5 million of acquisition-related and integration costs primarily relating to the acquisition of IAA.
•$69.6 million amortization of acquired intangible assets, which includes $61.9 million of amortization relating to the acquired intangible assets from IAA since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021, respectively.
•$0.2 million loss on disposition of property, plant and equipment and related costs, which primarily includes a $0.7 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, partially offset by a $0.5 million gain on the disposition of property, plant and equipment.
•$7.3 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
•$0.7 million of other advisory, legal, and restructuring costs, including costs associated with the Canada Revenue Agency’s (“CRA”) investigation.
•$2.2 million of estimated executive transition costs associated with the departures of certain executives on August 1, 2023 and related costs.

Recognized in the third quarter of 2023
•$12.7 million share-based payments expense.
•$23.1 million of acquisition-related and integration costs primarily relating to the acquisition of IAA.
•$63.9 million amortization of acquired intangible assets, which includes $56.1 million of amortization relating to the acquired intangible assets from IAA since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021, respectively.
•$0.5 million loss on disposition of property, plant and equipment and related costs, which primarily includes a $1.0 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, partially offset by a $0.5 million gain on the disposition of property, plant and equipment.
•$7.6 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
•$0.6 million of other advisory, legal, and structuring costs, which includes $0.5 million of terminated and ongoing transaction costs and $0.1 million of legal and other consulting costs associated with the CRA's investigation.
•$9.8 million of estimated executive transition costs associated with the departures of certain executives on August 1, 2023, which includes severance, estimated settlement amounts, less recapture of previously expensed share-based compensation of the former CEO upon resignation.

Recognized in the second quarter of 2023
•$12.3 million share-based payments expense.
•$46.3 million of acquisition-related and integration costs primarily relating to the acquisition of IAA. Acquisition-related and integration costs includes a net $16.3 million settlement expense made to terminate a non-compete agreement to which IAA was bound, consulting and other costs incurred in integration of IAA, severance and related accelerated share-based payment expenses for employees as certain functions are integrated, and other legal and acquisition-related costs.
•$76.0 million amortization of acquired intangible assets, which includes $67.6 million of amortization relating to the acquired intangible assets from IAA since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021, respectively.

RB Global, Inc.	60

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
•$0.5 million of legal and other consulting costs associated with the CRA's investigation.

Recognized in the first quarter of 2023
•$6.7 million share-based payments expense.
•$126.2 million of acquisition-related and integration costs primarily relating to the acquisition of IAA. Acquisition-related and integration costs include financing, severance for certain IAA executives, related accelerated share-based payment expenses and other consulting, legal and other costs incurred to effect the acquisition or integration of the combined businesses.
•$16.6 million amortization of acquired intangible assets, which includes $7.7 million of amortization relating to the acquired intangible assets from IAA for the 11-day period since its acquisition, $0.7 million from the acquisition of VeriTread, as well as amortization of acquired intangible assets from past acquisitions of SmartEquip and Rouse, completed in 2022 and 2021 respectively.
•$4.0 thousand loss on disposition of property, plant and equipment and related costs includes a $1.2 million non-cash cost in the quarter relating to the adjustment made to recognize the Bolton property sale proceeds at fair value when calculating the $169.1 million gain on the Bolton property in the first quarter of 2022, primarily offset by $1.2 million gain related to a sale of a property located in Dubai, United Arab Emirates.
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

RB Global, Inc.	61

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
Adjusting items for the year ended December 31, 2021

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
Recognized in the third quarter of 2021
•$5.6 million share-based payments expense.
•$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
•$10.3 million of acquisition-related costs related to the acquisitions of Rouse, and SmartEquip and proposed acquisition of Euro Auctions.
•$1.1 million gain recognized on the sale of a property in Denver, Colorado.

RB Global, Inc.	62

•$0.7 million of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the third quarter of 2021.

Recognized in the second quarter of 2021
•$7.5 million share-based payments expense.
•$6.8 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
•$3.0 million of acquisition-related costs related to the acquisition of Rouse.
•$0.2 million gain recognized on the disposition of property, plant and equipment.
•$0.2 million of non-recurring advisory, legal and restructuring costs related to SOX remediation costs relating to our efforts to remediate the material weaknesses identified in 2020, which has been retrospectively applied to the second quarter of 2021.

Recognized in the first quarter of 2021
•$3.8 million share-based payments expense.
•$6.6 million amortization of acquired intangible assets primarily from the acquisitions of Iron Planet and Rouse.
•$2.9 million of acquisition-related costs related to the acquisition of Rouse.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We conduct operations in local currencies in countries around the world and the functional currency of our subsidiaries outside of the United States is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. As a result, we are exposed to currency fluctuations and exchange rate risk. We cannot accurately predict the future effects of foreign currency fluctuations on our financial condition or results of operations, nor quantify their effects on the macroeconomic environment. The proportion of revenues denominated in currencies other than the U.S. dollar in a given period will differ from the annual proportion for the year ended December 31, 2023, which was 29%, and depends on the size and location of auctions held during the period. On an annual basis, we expect fluctuations in revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar.
During 2023, we recorded a foreign currency translation adjustment increase of $41.1 million, compared to a decrease of $29.1 million in 2022. Our foreign currency translation adjustment, which is recorded as a component of consolidated comprehensive income, arises from the translation of our net assets denominated in currencies other than the U.S. dollar to the U.S. dollar for reporting purposes. Based on our exposures to foreign currency transactions at December 31, 2023, and assuming all other variables remain constant, a 10% change in the Canadian dollar, GBP and Euro against the U.S. dollar would result in a foreign currency translation adjustment of approximately $113.0 million in our consolidated comprehensive income.
We also have foreign exchange rate risk related to our intercompany balances denominated in various currencies other than the U.S dollar. However, we enter into forward contracts to protect against such foreign currency exchange rate risks. As such, after consideration of the effect of foreign exchange contracts in place at December 31, 2023, a 10% foreign currency exchange rate change would not have a significant impact on our net income.
Interest Rate Risk
Loans under our syndicated and foreign credit facility bear interest, at our option, at a rate equal to either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or floating rate customarily used by the syndicate and depending on the borrowing currency, including SOFR, SONIA, €STR, EURIBOR, and TIBOR. In either case, an applicable margin is added to the rate. At December 31, 2023, we had a total of $1.8 billion in loans (facilities drawn and term loans) bearing floating rates of interest, as compared to $114.6 million at December 31, 2022. Based on the amount owing at December 31, 2023, and assuming all other variables remain constant, a change in the interest rate by 100 bps would result in an increase/decrease of approximately $17.7 million in the pre-tax interest we accrue per annum.
At December 31, 2023, fixed rate debt (the 2023 Secured Notes, and the 2023 Unsecured Notes) represents 44% of our long-term debt and bears interest at a fixed rate of 6.750% per annum for the 2023 Secured Notes and 7.750% per annum for the 2023 Unsecured Notes. We continue to monitor our exposure to interest rate risk, and while we have not adopted a long-term hedging strategy to protect against interest rate fluctuations associated with our variable rate debt, we may consider hedging specific borrowings if we deem it appropriate in the future.

RB Global, Inc.	63

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RB Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RB Global, Inc. (the Company) as of December 31, 2023, the related consolidated statement of income, comprehensive income, changes in temporary equity and stockholders’ equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

RB Global, Inc.	64

IAA business combination – valuation of customer relationship intangible assets
Description of the Matter
As described in Note 4 to the consolidated financial statements, on March 20, 2023, the Company acquired IAA, Inc. (IAA) for consideration of approximately $6.6 billion. The transaction was accounted for as a business combination using the acquisition method of accounting which requires, among other things, the assets acquired, and liabilities assumed be recognized at their respective fair values as of the acquisition date.

Auditing the Company’s accounting for its acquisition of IAA was complex and highly subjective due to the significant estimation uncertainty in determining the fair value of the acquired identified intangible assets of $2,712.1 million, notably the acquired customer relationships with estimated acquisition-date fair values of $2,293.5 million.

The Company used the multi-period excess earnings method to value the acquired customer relationship intangible assets and the relief from royalty method to value the acquired developed technology and trade name. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to certain of the key assumptions included in the valuation, notably for forecasted revenue growth rates, and the applicable discount rate used in the valuation of the acquired customer relationships. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement relating to the estimation of the acquisition-date fair value of the customer relationships and other acquired intangible assets. For example, we tested controls over management’s review of the valuation methodologies and key assumptions used therein to estimate fair value, as well as management’s controls over the completeness and accuracy of the information within the valuation models.

To test the estimated fair value of the acquired customer relationships and other intangible assets, our audit procedures included, among others, evaluating the appropriateness of the valuation methodologies used, evaluating the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For the forecasted revenue, we compared the assumptions to current industry and economic trends, the historic financial performance of the acquired business, and forecasted performance of the Company. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the methodologies used to estimate the fair value of the customer relationships and other intangible assets and to test certain significant assumptions, including the discount rate, which included a comparison of the selected rates to benchmark data.

/s/	Ernst & Young LLP
We have served as the Company’s auditor since 2023.
Chicago, Illinois
February 28, 2024

RB Global, Inc.	65

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RB Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RB Global, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in temporary equity and stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Chartered Professional Accountants
We served as the Company‘s auditor from 2013 to 2023.
Vancouver, Canada
February 21, 2023

RB Global, Inc.	66

Consolidated Income Statements
(Expressed in millions of U.S. dollars, except share and per share data)

Year ended December 31,	2023	2022	2021
Revenue:
Service revenue	$2,732.5	$1,050.6	$917.8
Inventory sales revenue	947.1	683.2	499.2
Total revenue	3,679.6	1,733.8	1,417.0

Operating expenses:
Costs of services	1,007.6	168.1	155.3
Cost of inventory sold	893.6	608.6	447.8
Selling, general and administrative	743.7	539.9	456.2
Acquisition-related and integration costs	216.1	37.3	30.2
Depreciation and amortization	352.2	97.2	87.9
Total operating expenses	3,213.2	1,451.1	1,177.4
Gain on disposition of property, plant and equipment	4.9	170.8	1.4
Operating income	471.3	453.5	241.0

Interest expense	(213.8)	(57.9)	(37.0)
Interest income	22.0	7.0	1.4
Change in fair value of derivatives, net	—	1.3	(1.2)
Other income, net	4.7	1.1	1.9
Foreign exchange (loss) gain	(1.8)	1.0	(0.8)
Income before income taxes	282.4	406.0	205.3

Income tax expense	76.4	86.2	53.4
Net income	$206.0	$319.8	$151.9

Net income attributable to:
Controlling interests	$206.5	$319.7	$151.9
Non-controlling interests	—	0.1	—
Redeemable non-controlling interests	(0.5)	—	—
Net income	$206.0	$319.8	$151.9

Net income attributable to controlling interests:	206.5	319.7	151.9
Cumulative dividends on Series A Senior Preferred Shares	(24.3)	—	—
Allocated earnings to Series A Senior Preferred Shares	(7.3)	—	—
Net income available to common stockholders	$174.9	$319.7	$151.9

Earnings per share attributable to stockholders:
Basic	$1.05	$2.89	$1.38
Diluted	$1.04	$2.86	$1.36

Weighted average number of shares outstanding:
Basic	166,963,575	110,781,282	110,315,782
Diluted	168,203,981	111,886,025	111,406,830
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	67

Consolidated Statements of Comprehensive Income
(Expressed in millions of U.S. dollars)

Year ended December 31,	2023	2022	2021

Net income	$206.0	$319.8	$151.9
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	41.1	(29.1)	(21.7)
Total comprehensive income	$247.1	$290.7	$130.2

Total comprehensive income (loss) attributable to:
Controlling interests	$247.6	$290.6	$130.2
Non-controlling interests	—	0.1	—
Redeemable non-controlling interests	(0.5)	—	—
Total comprehensive income	$247.1	$290.7	$130.2
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	68

Consolidated Balance Sheets
(Expressed in millions of U.S. dollars, except share data)

	December 31, 2023	December 31, 2022
Assets

Cash and cash equivalents	$576.2	$494.3
Restricted cash	171.7	131.6
Trade and other receivables, net of allowance for credit losses of $6.4 and $3.3 respectively	731.5	183.2
Prepaid consigned vehicle charges	66.9	—
Inventory	166.5	103.1
Other current assets	91.2	48.3
Income taxes receivable	10.0	2.6
Total current assets	1,814.0	963.1

Property, plant and equipment	1,200.9	459.1
Operating lease right-of-use assets	1,475.5	123.0
Other non-current assets	85.6	40.4
Intangible assets, net	2,914.1	322.7
Goodwill	4,537.0	948.8
Deferred tax assets	10.3	6.6
Total assets	$12,037.4	$2,863.7

Liabilities, Temporary Equity and Stockholders' Equity

Auction proceeds payable	$502.5	$449.0
Trade and other liabilities	685.8	258.7
Current operating lease liabilities	118.0	12.7
Income taxes payable	8.5	41.3
Short-term debt	13.7	29.1
Current portion of long-term debt	14.2	4.4
Total current liabilities	1,342.7	795.2

Long-term operating lease liabilities	1,354.3	111.9
Long-term debt	3,061.6	577.1
Other non-current liabilities	86.7	35.4
Deferred tax liabilities	682.7	54.0
Total liabilities	6,528.0	1,573.6

Temporary equity:
Series A Senior Preferred Shares; no par value, shares authorized, issued and outstanding: 485,000,000 (December 31, 2022: nil)	482.0	—
Redeemable non-controlling interest	8.4	—

Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 182,843,942 (December 31, 2022: 110,881,363)	4,054.2	246.3
Additional paid-in capital	88.0	85.3
Retained earnings	918.5	1,043.2
Accumulated other comprehensive loss	(44.0)	(85.1)
Stockholders' equity	5,016.7	1,289.6
Non-controlling interests	2.3	0.5
Total stockholders' equity	5,019.0	1,290.1
Total liabilities, temporary equity and stockholders' equity	$12,037.4	$2,863.7

See accompanying notes to the consolidated financial statements.

RB Global, Inc.	69

Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity
(Expressed in millions of U.S. dollars, except where noted)

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest ("NCI")	Total equity
	Senior A Senior Preferred Shares			Common stock		Additional paid-In capital ("APIC")	Retained earnings	Accumulated other comprehensive loss
	Number of shares	Amount		Number of shares	Amount
Balance, December 31, 2020	—	$—	$—	109,876,428	$200.4	$49.2	$791.9	$(34.3)	$5.2	$1,012.4
Net income	—	—	—	—	—	—	151.9	—	—	151.9
Other comprehensive loss	—	—	—	—	—	—	—	(21.7)	—	(21.7)
	—	—	—	—	—	—	151.9	(21.7)	—	130.2
Stock option exercises	—	—	—	495,021	20.0	(3.8)	—	—	—	16.2
Issuance of common stock related to vesting of share units	—	—	—	238,139	2.3	(11.8)	—	—	—	(9.5)
Acquisition of remaining interest in NCI	—	—	—	—	—	(1.2)	0.1	—	(4.6)	(5.7)
Issuance of common stock related to business combinations	—	—	—	63,971	—	—	—	—	—	—
Forfeiture of common stock related to business combinations	—	—	—	(55,510)	—	(0.1)	—	—	—	(0.1)
Share-based continuing employment costs related to business combinations	—	—	—	—	4.8	6.1	—	—	—	10.9
Share-based payments expense	—	—	—	—	—	20.6	—	—	—	20.6
Equity-classified share units dividend equivalents	—	—	—	—	—	0.5	(0.5)	—	—	—
Dividends paid to common stockholders	—	—	—	—	—	—	(103.8)	—	(0.1)	(103.9)
Balance, December 31, 2021	—	$—	$—	110,618,049	$227.5	$59.5	$839.6	$(56.0)	$0.5	$1,071.1
Net income	—	—	—	—	—	—	319.7	—	—	319.7
Other comprehensive loss	—	—	—	—	—	—	—	(29.1)	—	(29.1)
	—	—	—	—	—	—	319.7	(29.1)	—	290.6
Stock option exercises				159,920	7.2	(1.4)	—	—	—	5.8
Issuance of common stock related to vesting of share units	—	—	—	103,394	3.0	(6.8)	—	—	—	(3.8)
Share-based continuing employment costs related to business combinations	—	—	—	—	8.6	(1.1)	—	—	—	7.5
Share-based payments expense	—	—	—	—	—	34.2	—	—	—	34.2
Equity-classified share units dividend equivalents	—	—	—	—	—	0.9	(0.9)	—	—	—
Dividends paid to common stockholders	—	—	—	—	—	—	(115.2)	—	—	(115.2)
Balance, December 31, 2022	—	$—	$—	110,881,363	$246.3	$85.3	$1,043.2	$(85.1)	$0.5	$1,290.1
Net income (loss)	—	—	(0.5)	—	—	—	206.5	—	—	206.5
Other comprehensive income	—	—	—	—	—	—	—	41.1	—	41.1
	—	—	(0.5)	—	—	—	206.5	41.1	—	247.6
Stock option exercises	—	—	—	723,443	42.9	(8.4)	—	—	—	34.5
Issuance of common stock related to vesting of share units	—	—	—	467,747	17.4	(36.4)	—	—	—	(19.0)
Issuance of common stock related to ESPP	—	—	—	180,503	11.4	(2.2)	—	—	—	9.2
Issuance of common stock related to business combination	—	—	—	70,339,723	3,712.9	—	—	—	—	3,712.9
Share-based continuing employment costs related to business combinations	—	—	—	—	8.3	(5.3)	—	—	—	3.0
Replacement of share-based awards in business combination	—	—	—	—	—	13.1	—	—	—	13.1
Share-based payments expense	—	—	—	—	—	40.3	—	—	—	40.3
Equity-classified share units dividend equivalents	—	—	—	—	—	1.6	(1.6)	—	—	—
NCI acquired in business combination	—	—	8.9	—	—	—	—	—	1.8	1.8
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	485,000,000	482.0	—	251,163	15.0	—	—	—	—	15.0
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(7.3)	—	—	(7.3)
Cumulative 5.50% dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(24.3)	—	—	(24.3)
Dividends paid to common stockholders	—	—	—	—	—	—	(298.0)	—	—	(298.0)
Balance, December 31, 2023	485,000,000	$482.0	$8.4	182,843,942	$4,054.2	$88.0	$918.5	$(44.0)	$2.3	$5,019.0
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	70

Consolidated Statements of Cash Flows
(Expressed in millions of U.S. dollars)

Year ended December 31,	2023	2022	2021
Cash provided by (used in):
Operating activities:
Net income	$206.0	$319.8	$151.9
Adjustments for items not affecting cash:
Depreciation and amortization	352.2	97.2	87.9
Share-based payments expense	55.8	41.7	31.3
Deferred income tax (benefit) expense	(65.8)	(0.3)	3.9
Unrealized foreign exchange loss (gain)	6.6	(6.5)	(0.1)
Gain on disposition of property, plant and equipment	(4.9)	(170.8)	(1.4)
Allowance for expected credit losses	5.9	—	—
Loss on redemption of Notes	3.3	4.8	—
Gain on remeasurement of investment upon acquisition	(1.4)	—	—
Amortization of debt issuance costs	10.1	3.9	2.9
Amortization of right-of-use assets	109.9	19.4	12.8
Other, net	10.0	2.7	4.0
Net changes in operating assets and liabilities	(143.7)	151.2	24.4
Net cash provided by operating activities	544.0	463.1	317.6
Investing activities:
Acquisition of IAA, net of cash acquired	(2,753.9)	—	—
Acquisition of VeriTread, net of cash acquired	(24.7)	—	—
Acquisition of SmartEquip, net of cash acquired	—	(0.1)	(171.0)
Property, plant and equipment additions	(227.9)	(32.0)	(9.8)
Proceeds on disposition of property, plant and equipment	32.6	165.5	1.9
Intangible asset additions	(118.3)	(40.0)	(33.7)
Repayment of loans receivable	4.0	5.5	1.1
Issuance of loans receivable	(18.8)	(22.0)	(2.6)
Other	(1.3)	0.3	—
Net cash provided by (used in) investing activities	(3,108.3)	77.2	(214.1)
Financing activities:
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	496.9	—	—
Dividends paid to common stockholders	(298.0)	(115.2)	(103.8)
Acquisition of remaining interest in NCI and dividends paid to NCI	—	—	(5.7)
Dividends paid to Series A Senior Preferred shareholders	(30.4)	—	—
Proceeds from exercise of options and share option plans	43.7	5.9	16.3
Payment of withholding taxes on issuance of shares	(15.9)	(4.0)	(9.3)
Net increase (decrease) in short-term debt	(15.5)	0.8	(21.6)
Proceeds from long-term debt	3,175.0	—	1,107.0
Repayment of long-term debt	(654.4)	(1,131.0)	(5.3)
Payment of debt issue costs	(41.7)	(4.3)	(5.7)
Repayment of finance lease and equipment financing obligations	(19.2)	(10.3)	(11.0)
Proceeds of equipment financing obligations	37.6	—	—
Payment of contingent consideration	(1.9)	—	—
Net cash provided by (used in) financing activities	2,676.2	(1,258.1)	960.9
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	10.1	(18.8)	(8.8)
(Decrease) Increase	122.0	(736.6)	1,055.6
Beginning of period	625.9	1,362.5	306.9
Cash, cash equivalents, and restricted cash, end of period	$747.9	$625.9	$1,362.5
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	71

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
1. Description of Business and Basis of Preparation
Description of Business
RB Global, Inc., formerly known as Ritchie Bros. Auctioneers Incorporated, and its subsidiaries (collectively referred to as the “Company”, “RB Global”, “we”, “us”, or “our”) is a leading, omnichannel marketplace that provides value-added insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles worldwide. The Company has auction sites in 13 countries and a digital platform to serve customers in more than 170 countries across a variety of asset classes, including automotive, commercial transportation, construction, government surplus, lifting and material handling, energy, mining and agriculture.
On March 20, 2023, the Company acquired all of the issued and outstanding shares of IAA, Inc.("IAA"), resulting in the acquisition of IAA (Note 4).
The Company's marketplace brands include Ritchie Bros., the world's largest auctioneer of commercial assets and vehicles offering online bidding, and IAA, a leading global digital marketplace connecting vehicle buyers and sellers. RB Global's portfolio of brands also includes Rouse Services, which provides a complete end-to-end asset management, data-driven intelligence and performance benchmarking system, SmartEquip, an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers and dealers and VeriTread, an online marketplace for heavy haul transport.
RB Global, Inc. is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). The Company changed its name from Ritchie Bros. Auctioneers Incorporated and moved its headquarters to Westchester, Illinois, United States from Burnaby, British Columbia, Canada after the close of the acquisition of IAA Inc. ("IAA") on March 20, 2023.
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
Reclassification
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

(ii)reclassification in 2022 of $123.0 million from other non-current assets to operating lease right-of-use assets, $12.7 million from trade and other liabilities to current operating lease liabilities, and $111.9 million from other non-current liabilities to long-term operating lease liabilities; and

(iii)reclassification of $1.0 million and $(0.8) million foreign exchange gain (loss) for each of the years ended December 31, 2022 and 2021, respectively, from operating income to a separate line below operating income.

2. Significant Accounting Policies
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

RB Global, Inc.	72

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
inter-company transactions and balances have been eliminated. Where the Company’s ownership interest in a consolidated subsidiary is less than 100%, the non-controlling interests’ share of these non-wholly owned subsidiaries is reported in the Company’s consolidated balance sheets as a separate component of equity or within temporary equity. The non-controlling interests’ share of the net income of these non-wholly owned subsidiaries is reported in the Company’s consolidated income statements as a deduction from the Company’s net income to arrive at net income attributable to controlling interests of the Company.
Revenue Recognition
Revenues are comprised of:
•Service revenue, including the following:
(i)Revenue from commissions earned when the Company sells consigned assets at live and online bidding auctions or online marketplaces, and from private brokerage services where the Company acts as an agent for consignors of assets; and
(ii)Revenue from buyer fees earned on the purchase of consigned assets or inventory at live and online bidding auctions or online marketplaces, and from private brokerage services, which are on a tiered structure; and
(iii)Revenue from marketplace services fees earned from auction related activities, such as document, listing and title search services, and from additional marketplaces services provided to customers, such as buyer towing, refurbishment, logistical and electronic title and liens processing, financing, appraisals, subscriptions for data, parts procurement and software services, and other ancillary and transactional service fees.
•Inventory sales revenue, which consists of revenue relating to assets that are purchased by the Company and then resold through either our live and online bidding auctions, online marketplaces, or our private brokerage services.
The Company recognizes revenue when control of the promised goods or services is transferred to our customers, or upon completion of the performance obligation, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The transaction price is reduced by estimates of variable consideration such as volume rebates and discounts. All estimates, which are evaluated at each reporting period, are based on the Company’s historical experience, anticipated volumes, and judgment. For auctions, revenue is recognized when the auction sale is complete, and the performance obligation is satisfied at the end of the auction process. Revenue is measured at the fair value of the consideration received or receivable and is shown net of value-added tax and duties.

The Company may also enter into arrangements with customers and other third parties in the disposition of customer assets in its auctions and marketplaces to generate revenues, where it may share commissions or buyer fees. There is judgment in evaluating whether the Company is acting as the principal and reports revenue on a gross basis, or the agent and reports revenue on a net basis. Among other relevant considerations, the Company assesses if it obtains control of the specified goods or service before it is provided to the customer and whether it is primarily responsible for fulfillment of the sale.
The Company offers consignors several contract options:
•Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
•Fixed fee commission contracts, where the consignor receives the gross proceeds from the sale less a fixed flat fee;
•Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level; and
•Inventory contracts, where we purchase, take custody, and hold used equipment and other assets before they are resold in the ordinary course of business.
Service Revenue
The Company’s commissions are earned as a pre-negotiated fixed percentage rate of the gross selling price of the asset sold or as a fixed fee. Fixed fees are earned in auction contracts for sellers relating to the sale of vehicles and includes the remarketing of vehicles, including the inbound tow, processing, storage, titling, enhancing and sale at auction. Related costs are deferred and recognized at the

RB Global, Inc.	73

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
time of sale. Other commissions from sales at the Company’s auctions are earned from underwritten commission contracts when the Company typically guarantees a certain level of proceeds to a consignor.
The Company accepts assets on consignment and stimulates buyer interest through professional marketing techniques by matching sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering an item for sale on its online marketplaces, the Company also performs inspections.
Buyer fees are transaction fees, based on a tiered structure, charged to buyers associated with the sale of assets. Buyer fees are also recorded in service revenue and are recognized when the asset is purchased through the auction process or online marketplaces.
Marketplace services fees earned in the process of conducting the Company’s auctions include administrative, documentation, and advertising fees, as well as fees charged to sellers for listing and inspecting equipment. The Company also offers other services to customers such as transportation and logistics, storage, vehicle condition reporting, parts procurement, data, inspections, appraisals, financing, and other ancillary services such as refurbishment, repairs, paint, make ready, towing, listings, and title and liens processing. Marketplace services fees also includes fixed registration fees from buyers of vehicles to access the auctions for a one- or two-year term in addition to the buyer fees paid upon the purchase of a vehicle.
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
Under the standard terms and conditions of its auction sales, except for contracts for the sale of some vehicles, the Company is not obligated to pay a consignor for property that has not been paid for by the buyer, provided the property has not been released to the buyer. Under the standard terms and conditions of its vehicle auction sales, the Company in certain arrangements may have to pay a consignor for property that has not been paid for by the buyer. If the buyer defaults on its payment obligation, also referred to as a collapsed sale, the sale is cancelled in the period in which the determination is made, and the property is returned to the consignor or placed for sale in a later auction. In some cases, if the buyer defaults on its payment obligation but the Company has already paid the consignor for the property, then the property is considered inventory, recognized on the Company's consolidated balance sheet, and placed for sale in a later auction. For accounting purposes, the Company recognizes a provision for expected collapsed or cancelled sales, which is based on an estimate of the service revenues relating to transactions that may not complete and where the buyer may default on its obligation. The Company determines the provision based on historical collapse experience, customer data and reasonable and supportable forecasts of the outcome of such transactions.
Commissions revenue is recorded net of commissions owed to third parties, which are principally the result of situations when the commission is shared with a consignor or a third party in an auction guarantee risk and reward sharing arrangement.
Underwritten commission contracts can take the form of guarantee contracts. Guarantee contracts typically include a pre-negotiated percentage of the guaranteed gross proceeds plus a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, commission is reduced; if proceeds are sufficiently lower, the Company can incur a loss on the sale. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is completed; however, if a loss relating to a guarantee contract held at the period end to be sold after the period end is known or is probable and estimable at the financial statement reporting date, the loss is accrued in the financial statements for that period. The Company’s exposure from these guarantee contracts fluctuates over time.
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

RB Global, Inc.	74

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
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
Costs of Services
Costs of services incurred in earning revenue are comprised of expenses incurred in direct relation to conducting auctions and earning marketplace services fees.

For our auction sites that conduct weekly auctions in the automotive sector, cost of services includes both full-time and part-time labor, lease expense, towing, onsite customer care support and other operating costs. For our other auction sites that conduct auctions generally once or twice a quarter, mainly in the commercial, construction and transportation sector, cost of services includes direct part-time and temporary labor costs, marketing, travel and other operating costs to support the auction events. In addition, cost of services includes inspection costs, mainly labor and travel costs, to primarily support the commercial, construction and transportation auctions, and includes fees paid to third parties who introduce the Company to the seller of the assets sold in the Company's auctions or marketplaces. Cost of services also includes lease expense, full-time and part-time labor and other operating costs to support our GovPlanet weekly auctions.

Costs of services incurred in earning marketplace services fees includes direct labor, ancillary and logistical service expenses, including transportation costs, and other operating costs such as marketing, travel and technology directly related to the services provided. Costs of services excludes depreciation and amortization expenses.
Cost of Inventory Sold
Cost of inventory sold includes the purchase price of assets sold for the Company’s own account and is determined using a specific identification basis. Inventories are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring ownership of the asset.
Share-based Payments
The Company uses the fair value method of accounting for its stock options, performance based restricted share unit ("PSU") and time-based restricted share unit ("RSU") awards granted to employees and for its employee share purchase plan (“ESPP”) to measure the cost of employee services received in exchange for the stock-based awards. The Company classifies a share-based payment award as an equity or liability payment based on the substantive terms of the award and any related arrangement.
PSU and RSU awards granted to senior executives and employees of the Company are measured at fair value on the grant date based on the Company's closing common share price on the date of grant, and its fair value is recognized to earnings over the vesting period with a corresponding increase to APIC recorded in equity. RSUs vest based on the passage of time and include restrictions related to employment. The number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met. The Company has the option to settle PSUs and RSUs in cash or shares. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) to issue a number of shares equal to the number of units that vest. The Company expects to settle PSUs and RSUs in shares and accordingly classifies these awards as equity.
If the PSU includes a market condition, the Company assesses the probability of satisfying the market condition in its estimate of fair value based on a Monte Carlo valuation model. PSUs with market conditions vest based on the passage of time and achievement of performance criteria or market conditions. Share-based payments expense for PSUs with market conditions is recognized regardless of whether the market conditions are satisfied subject to continuing service over the requisite service period.
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

RB Global, Inc.	75

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
The cost of stock options is measured at fair value on the date of grant using the Black-Scholes model. The fair value of stock options expected to vest is expensed over the respective service period of the individual awards with the corresponding increase to APIC recorded in equity. Upon exercise, any consideration paid on exercise of the stock options and amounts fully amortized in APIC are credited to the common shares.
Deferred share units ("DSU") granted to members of the Board of Directors of the Company vest immediately upon grant and are not subject to market vesting conditions. The Company expects to settle DSUs in cash, where the settlement amount is determined following cessation of service to the Board of Directors, and are accordingly the DSU awards are classified as liability awards. These awards are measured at fair value at the date of grant and expensed to share-based payments expense with recognition of a corresponding liability. These awards are subsequently re-measured at fair value each reporting date up to and including the settlement date based on the closing price of the Company's common shares and changes in fair value are recognized in share-based payments expense.
The impact of forfeitures and fair value revisions to the share-based payment awards, if any, are recognized in earnings such that the cumulative expense reflects the revisions, with a corresponding adjustment to the settlement liability. Liability-classified share unit liabilities are presented in trade and other liabilities.
The Company also recognizes share-based payments expense for its ESPP based on the grant date fair value, which is recognized to earnings using the accelerated method over the requisite service period, which is generally twelve months.
Leases
The Company determines if an arrangement is a lease at inception. The Company may have lease agreements with lease and non-lease components, which are generally accounted for separately. The Company applies a portfolio approach to account for leases of certain similar assets with similar terms. Right-of-Use (ROU) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
The Company considers leases with an initial term of 12 months or less as short-term in nature and does not record such leases on the consolidated balance sheet. For all other leases, ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, initial direct costs incurred, and prepaid lease payments and exclude lease incentives. The Company includes lease payments for renewal options, purchase options (finance leases), or termination options in its determination of lease term, ROU asset, and lease liability when it is reasonably certain that the Company will exercise such options. As most of the Company's leases do not provide an implicit rate, management uses the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in costs of services and selling, general and administrative expenses. Finance lease ROU assets are generally amortized over the lease term and are included in depreciation expense. The interest on finance lease liabilities is included in interest expense.
Sale and Leaseback Transactions
If the transfer of an asset pursuant to a sale and leaseback transaction qualifies as a sale, the Company derecognizes the underlying asset and recognizes a gain or loss. The Company recognizes a lease obligation arising from the leaseback and the corresponding ROU asset. If the fair value of the consideration for the sale of an asset does not equal the fair value of the asset, or if the payments for the lease are not at market rates, the Company will make adjustments to measure the sale proceeds at fair value. Any below-market terms are accounted for as a prepayment of lease payments and any above-market terms are accounted for as additional financing provided by the buyer-lessor.
If the transfer of an asset pursuant to a sale and leaseback transaction does not qualify as a sale and control has not transferred, the asset is not derecognized and no gain or loss is recorded as the transaction is accounted for as a financing transaction.
Derivative Financial Instruments
Derivative instruments are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on derivatives not designated in a hedging relationship are recorded as part of operating income (expense) or non-operating income (expense) within

RB Global, Inc.	76

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
change in fair value of derivatives in the consolidated income statement depending on the nature of the derivative. Fair values for derivative instruments are determined using inputs based on market conditions existing at the balance sheet date, as well as the settlement date of the derivative, if applicable. Derivatives embedded in non-derivative contracts are recognized separately unless they are closely related to the host contract.
Fair Value Measurement
Fair value is the exit price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date.
All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements at fair value are categorized within the fair value hierarchy, based on the lowest level input that is significant to the fair value measurement or disclosure:
•Level 1: Inputs that are based upon quoted active markets for identical assets or liabilities.
•Level 2: Inputs, other than quoted prices included within Level 1, which are observable either directly or indirectly.
•Level 3: Unobservable inputs where there is little or no market activity for the asset or liability. These inputs reflect management's best estimate of what market participants would use to price the assets or liabilities at the measurement date.
For assets and liabilities that are recognized in the consolidated financial statements at fair value on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period.
Foreign Currency Translation
The parent entity’s presentation and functional currency is the United States dollar. The functional currency for each of the parent entity’s subsidiaries is the currency of the primary economic environment in which the entity operates, which is usually the currency of the country of residency.
Accordingly, the financial statements of the Company’s subsidiaries that are not denominated in United States dollars have been translated into United States dollars using the exchange rate at the end of each reporting period for asset and liability amounts and the monthly average exchange rate for amounts included in the determination of earnings. Any gains or losses from the translation of asset and liability amounts are included in foreign currency translation adjustment in other comprehensive income (loss), net of income tax.
In preparing the financial statements of the individual subsidiaries, transactions in currencies other than the entity’s functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are remeasured at the rates prevailing at that date. Foreign currency differences arising on remeasurement of monetary items are recognized in earnings, except for gains or losses arising from intra-entity foreign currency transactions that are of a long-term investment nature, which are included in foreign currency translation adjustment in other comprehensive income (loss), net of income tax.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents is comprised of cash on hand, deposits with financial institutions, and other short-term, highly liquid investments with original maturity of three months or less when acquired, that are readily convertible to known amounts of cash.
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

RB Global, Inc.	77

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
Trade and Other Receivables
Trade accounts receivable primarily includes amounts due from customers as a result of the sale of assets at auctions and online marketplaces, fees to be collected from buyers, and amounts due for services provided by the Company such as parts procurement, data, transportation and logistics and financing. Trade accounts receivable also include amounts to be collected from landlords of certain leased facilities for reimbursement of leasehold improvements, as well as advance charges that the Company paid on a seller's behalf in the sale of vehicles. In addition, trade and other receivables includes the current portion of loans receivable.
Accounts receivable are reported net of an allowance for credit losses. The allowance for credit losses is the Company's best estimate of the amount of probable credit losses in existing receivables, and is based on historical write-off experience, customer economic data and reasonable and supportable forecasts of future economic conditions. The Company regularly reviews the allowance for credit losses and past due balances for collectability. Account balances are charged against the allowance when the Company believes that the receivable will not be recovered.
Advances Against Auction Contracts
Advances against auction contracts arise when the Company pays owners, in advance, a portion of the expected gross auction proceeds from the sale of the related assets at future auctions. The Company’s policy is to limit the amount of advances to a percentage of the estimated gross auction proceeds from the sale of the related assets, and before advancing funds, require proof of owner’s title to and equity in the assets, as well as receive delivery of the assets.
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
Concentration of Credit Risk
The Company maintains cash, cash equivalents and restricted cash with high quality financial institutions and diversifies its deposits across several banks. Foreign exchange forward contracts are only executed with reputable lenders under our credit facility. Financial instruments that potentially subject the Company to credit risk consist primarily of advanced charges receivable, trade accounts receivable and loans receivable. Advanced charges receivable are deducted from the sales proceeds upon settlement after an auction event or disposition of the assets. The majority of trade accounts receivable are collateralized with assets held in the Company's possession. In addition, buyers do not take possession of assets until the balance due for those assets is paid in full. The risk associated with trade accounts receivable concentration is also limited due to the large number of accounts and their geographic dispersion. In some cases, trade accounts receivables relating to other services are deducted from the sales proceeds upon settlement, if applicable. Trade receivables may also include amounts to be collected from landlords for certain leased facilities for reimbursement of leasehold improvements, and these advances are secured by the underlying real estate related to the lease or the Company has the option to purchase the property if costs are not reimbursed timely by the landlord. The Company participates in certain financing lending arrangements and minimizes its credit risk as the loans receivable are fully collateralized and secured by certain equipment where the fair value exceeds the loan amount at inception.
Prepaid Consigned Vehicle Charges
Prepaid consigned vehicle charges include the inbound tow, titling costs and enhancement charges associated with a consigned vehicle on a specific identification basis. These prepaid charges are recorded in cost of services at the date the vehicle is sold and revenue is recognized.
Inventory
Inventory consists of commercial assets and vehicles purchased for resale in an upcoming auction event or through a digital global marketplace. Inventory is valued at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition of the asset inclusive of buyer fees and other fees less make-ready costs and costs of disposal and transportation. The significant elements of cost include the acquisition price, in-bound transportation costs of the inventory, and make-ready costs to prepare the inventory for sale that are not selling expenses. Write-downs to the carrying value of inventory are recorded in cost of inventory sold on the consolidated income statement.

RB Global, Inc.	78

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
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
All repairs and maintenance costs are charged to earnings during the period in which they are incurred. Gains and losses on disposal of an item of property, plant and equipment are determined based on the difference between the proceeds received from disposal of an item and its carrying amount and are recognized in operating income on the income statement.
The basis for depreciation of the cost of an item and their estimated useful lives based on their usage is as follows:

Asset	Basis	Rate / term
Land improvements and site improvements	Declining balance	10%
Buildings and building improvements	Straight-line	15 - 30 years
Yard, automotive and office equipment	Declining balance	20 - 30%
Computer software and equipment	Straight-line	3 - 5 years
Leasehold improvements	Straight-line	Lesser of lease term or economic life
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
Intangible Assets
Intangible assets are measured at cost less accumulated amortization and accumulated impairment losses. Cost includes all expenditures that are directly attributable to the acquisition or development of the asset, net of any amounts received in relation to those assets. Costs of internally developed software and technology assets are amortized on a straight-line basis over their remaining estimated useful lives. Costs incurred prior to establishing technological feasibility or prior to the beginning of the application development stage of the asset are charged to operations as such costs are incurred. Once technological feasibility is established or the application development stage has begun, directly attributable costs are capitalized until the software and technology assets are available for use.
Amortization is recognized in earnings on a straight-line basis over the estimated useful lives of intangible assets from the date that they are available for use. The amortization periods of finite-lived intangible assets are re-evaluated periodically when facts and

RB Global, Inc.	79

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
circumstances indicate that the remaining useful lives may have changed. Indefinite-lived trade names and trademarks are not amortized. The estimated useful lives of the Company's intangible assets are as follows:

Asset	Rate / term
Trade names and trademarks	2 - 15 years or indefinite-lived
Customer relationships	6 - 20 years
Software and technology assets	3 - 7 years
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the assets acquired and liabilities assumed in a business combination.
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
Deferred Financing Costs
Deferred financing costs represent the unamortized debt issuance costs incurred on the issuance of the Company’s long-term debt. Deferred financing costs are amortized to interest expense using the effective interest method over the lives of the related long term debt. Deferred financing costs are presented as a reduction in the carrying amount of the related long term debt or are deferred on the balance sheet as a deferred charge until drawn, associated with the benefit of being able to access capital over the contractual term of the long term-debt. Deferred financing costs presented separately from the carrying amount of debt on the consolidated balance sheet relate to the Company's revolving credit facilities.

RB Global, Inc.	80

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
Income Taxes
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

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Deferred income tax assets and liabilities are based on temporary differences, which are differences between the accounting basis and the tax basis of the assets and liabilities, and non-capital loss, capital loss, and tax credits carryforwards are measured using the enacted tax rates and laws expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credits carryforwards, are recognized to the extent that realization of such benefits is considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that enactment occurs. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is recognized.

Interest and penalties related to income taxes, including unrecognized tax benefits, are recorded in income tax expense in the income statement.

Liabilities for uncertain tax positions are recognized in accordance with ASC 740, Income Taxes. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained based on the technical merits, including resolution of related appeals or litigation processes, if any. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable, and deferred taxes in the period in which the facts that give rise to a revision become known.
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

Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock is classified as temporary equity on the consolidated balance sheet because it could become redeemable due to a change in control, which would be outside of the Company’s control and requires a cash payment upon redemption. The redeemable convertible preferred stock is initially carried at fair value, and if redemption becomes probable, the
Company will recognize any change in its estimated redemption value immediately to retained earnings and adjust the carrying amount to equal the estimated redemption value at the end of each reporting period. Direct and incremental costs incurred in connection with the issuance of redeemable convertible stock are recorded against the proceeds received and included in its initial carrying amount.
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

RB Global, Inc.	81

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
similarly, except that it is computed based upon the lower of the two-class method or the if-converted method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares, and the effect of shares issuable under the Company’s stock-based incentive plans if such effect is dilutive.
Defined Contribution Plans
The employees of the Company are members of retirement benefit plans to which the Company matches up to a specified percentage of employee contributions or, in certain jurisdictions, contributes a specified percentage of payroll costs as mandated by the local authorities. The only obligation of the Company with respect to the retirement benefit plans is to make the specified contributions. Contributions to the defined contribution plans are charged to the income statement reflecting the period of the employee's service.
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in costs of services and selling, general and administrative expenses on the accompanying consolidated income statement. Advertising expense, directly related to auction events, recorded in costs of services was $9.4 million, $9.9 million, and $8.8 million for 2023, 2022, and 2021, respectively. Advertising expense recorded in selling, general and administrative expenses was $26.1 million, $16.7 million, and $14.1 million for 2023, 2022, and 2021, respectively.
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
Business Combinations
Business combinations are accounted for using the acquisition method. The purchase price is determined based on the fair value of the assets transferred, liabilities incurred, and equity interests issued, after considering any transactions that are separate from the business combination and which would be accounted for separately. The Company allocates the aggregate of the fair value of the purchase consideration transferred to the tangible and intangible assets acquired and the liabilities assumed at their estimated fair values on the date of acquisition with any excess recorded as goodwill. The fair value determinations require judgement and may involve the use of significant estimates and assumptions, especially with respect to acquired intangible assets. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized to the assets and liabilities assumed, with the corresponding offset to goodwill, in the period in which the adjustment amounts are determined. Acquisition-related costs are expensed as incurred as a component of acquisition-related and integration costs.
(a)New and Amended Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance transparency and decision usefulness of income tax disclosures. The amendments will require enhanced annual disclosures regarding rate reconciliations and expanded disclosures of income taxes paid information. The amendments are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will enhance disclosures for significant segment expenses. The amendments improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). The amendments are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

RB Global, Inc.	82

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
3. Significant Judgments, Estimates and Assumptions
The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant items subject to estimates include the recoverable amounts of goodwill and the preliminary purchase price allocation for the acquisition of IAA.
Accounting for business combinations requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Such estimates of fair value require valuation methods, which rely on significant estimates and assumptions, especially for acquired intangible assets. In connection with the IAA purchase price allocation, the valuation of intangible assets required significant estimates and assumptions, and the valuation of property, plant, and equipment, and operating lease right-of-use assets also required estimates and assumptions.
The valuation of customer relationship intangible assets was performed using a method of the income approach and required significant estimates and assumptions regarding revenue growth rates, and discount rates, and the valuation of other acquired intangible assets was performed using a method of the income approach and required estimates and assumptions regarding revenue growth rates, royalty rates, customer attrition rates and discount rates, as applicable. The Company based these estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions, including assumptions as to the occurrence of future events. The valuation of most acquired property, plant, and equipment, other than land, was performed using a method of the cost approach and required certain estimates and assumptions regarding replacement cost and adjustments to account for physical deterioration and obsolescence. The fair value of most acquired land and the off-market component of right-of-use assets were estimated using a method of the market approach and included certain estimates and assumptions with respect to market value or market rents, growth rates, and discount rates, as applicable.
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

RB Global, Inc.	83

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
4. Business Combinations (continued)

The purchase price was determined as follows:

Cash consideration	$1,714.2
Fair value of common shares issued	3,712.9
Fair value of exchanged IAA equity awards attributable to pre-combination service	13.1
Reimbursement of sell-side acquisition costs	48.8
Repayment of IAA net debt	1,157.1
Total fair value of consideration transferred	$6,646.1

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The identifiable assets acquired and liabilities assumed have been recorded at their estimated preliminary acquisition date fair values. The excess purchase price over the

RB Global, Inc.	84

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
4. Business Combinations (continued)
fair values of identifiable assets and liabilities is recorded as goodwill. The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

IAA Preliminary Purchase Price Allocation

Purchase price	$6,646.1

Assets acquired:
Cash and cash equivalents	166.6
Trade and other receivables	496.8
Inventory	57.1
Other current assets	28.0
Income taxes receivable	0.6
Property, plant and equipment	618.5
Operating lease right-of-use assets	1,281.0
Other non-current assets	34.8
Intangible assets	2,712.1

Liabilities assumed:
Auction proceeds payable	60.7
Trade and other liabilities	258.4
Current operating lease liability	75.2
Income taxes payable	3.7
Long-term operating lease liability	1,186.3
Other non-current liabilities	23.8
Deferred tax liabilities	688.5

Fair value of identifiable net assets acquired	3,098.9
Goodwill acquired on acquisition	$3,547.2

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired:

Asset	Preliminary fair value at acquisition	Weighted average amortization period
Customer relationships	$2,293.5	15 years
Developed technology	245.2	4 years
Trade names and trademarks	166.6	5 years
Software under development	6.8	—
Total	$2,712.1	13.4 years

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value estimates of assets acquired and liabilities assumed is still preliminary pending the completion

RB Global, Inc.	85

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
4. Business Combinations (continued)
of various items, including obtaining further information regarding the identification and completeness of all assets acquired and liabilities assumed, the completion of the independent valuation reports, and final management review.

The remaining procedures to complete the final acquisition date valuation including final review of the preliminary valuations of property, plant, and equipment, operating lease right-of-use assets and related lease liabilities, and income taxes. Accordingly, management considers these balances to be preliminary, and there could be adjustments to the consolidated financial statements, including changes to depreciation and amortization expense related to the property, plant, and equipment acquired and their respective useful lives, among other adjustments.

The final determination of the fair values of the assets acquired and liabilities assumed will be completed in the first quarter of 2024.

Measurement period adjustments

Significant measurement period adjustments recorded from the date of acquisition to December 31, 2023 included:

i.$28.5 million increase to operating lease right-of-use assets and $20.3 million increase to long-term operating lease liability related to further information received regarding future cash flow assumptions for certain leases;
ii.$372.1 million increase to intangible assets and $37.2 million decrease to property, plant, and equipment related to the receipt of further information regarding certain assets and certain revised assumptions in the preliminary valuation reports;
iii.$84.3 million increase to deferred tax liabilities related to the adjustments in (i) and (ii) above, and other less significant adjustments; and
iv.$241.6 million decrease to goodwill related to the adjustments noted in (i) through (iii) above, and other less significant adjustments.

The consolidated income statement for the year ended December 31, 2023 reflects the above measurement period adjustments as if they were recognized on the acquisition date.

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

Contributed Revenue and Net Income

The results of IAA’s operations are included in these consolidated financial statements from the date of acquisition. From the date of acquisition to December 31, 2023, the amount of IAA revenue and net income included in the consolidated income statement was approximately $1.8 billion and $208.0 million, respectively.

The following table includes unaudited pro forma financial information that presents the combined results of operations as if the IAA acquisition, the acquisition debt financing, and certain other related transactions had occurred on January 1, 2022, the beginning of the comparable annual period.

The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, and transaction costs. The unaudited pro forma financial information for the twelve months ended December 31, 2022 also includes one-time acquisition-related expenses of $247.2 million, of which $60.0 million were IAA pre-acquisition transaction costs. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

	Year ended December 31,
	2023	2022
Revenue	$4,155.2	$3,832.7
Net income	374.4	127.1

RB Global, Inc.	86

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
4. Business Combinations (continued)

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

Concurrently, the Company entered into a put/call agreement with one of the minority unitholders of VeriTread for its remaining units, another 21% ownership interest. Pursuant to this agreement, the minority unitholder has rights, in certain circumstances, to put or sell its remaining units of VeriTread to the Company, subject to VeriTread achieving certain performance targets at a predetermined value or fair value, depending on the timing and targets achieved. The Company also has the right to call or purchase the remaining units of the minority unitholder upon achievement of certain integration milestones at fair value. The redeemable non-controlling interest is classified in temporary equity on the consolidated balance sheet, as the minority unitholder of VeriTread can put the remaining units to the Company for cash upon the achievement of certain performance targets, which is not within the control of the Company and is considered probable. An additional non-controlling interest of 4% held in VeriTread is classified within equity as that interest does not contain put/call options. At the end of each reporting period, if redemption of the redeemable non-controlling interest continues to be probable, then the carrying value of the redeemable non-controlling interest is adjusted to its estimated redemption value. The valuation of the redemption value at acquisition, and at each reporting period, requires management to assess whether VeriTread and the Company will be able to successfully achieve certain integration milestones and performance targets over a three-year period. At December 31, 2023 the Company determined that redemption of the redeemable non-controlling interest remains probable and that there has been no material change to the estimated redemption value.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the fair value of consideration transferred at the date of acquisition, as well as the final price allocation of the fair value of assets acquired and liabilities assumed.

RB Global, Inc.	87

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
4. Business Combinations (continued)
VeriTread Purchase Price Allocation

Total cash consideration paid	$28.1
Fair value of previously held interest	4.3
Purchase price	$32.4

Assets acquired:
Cash and cash equivalents	3.4
Trade and other receivables, and other current assets	0.9
Intangible assets	14.7

Liabilities assumed:
Trade and other liabilities	1.1

Fair value of identifiable net assets acquired	17.9

Redeemable non-controlling interest	(8.9)
Non-controlling interest	(1.8)

Goodwill acquired on acquisition	$25.2

The following table summarizes the fair values of the identifiable intangible assets acquired:

Asset	Fair value at acquisition	Weighted average amortization period
Customer relationships	$7.2	5 years
Software and technology assets	7.1	7 years
Trade names and trademarks	0.4	2 years
Total	$14.7	5.9 years

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

5. Segmental Information
The Company’s principal business activity is the management and disposition of used commercial equipment, vehicles and other durable assets.

RB Global, Inc.	88

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
5. Segmental Information (continued)
Effective as of the first quarter of 2023, the Company determined that its operations are comprised of one operating and reportable segment following the acquisition of IAA. Following the departures of the then CEO and CFO in early August 2023, the Company re-assessed that with the new CEO, who is the Company's CODM, the Company continues to operate as one operating and reportable segment. The CODM does not evaluate the performance of the Company or assess allocation of resources at any level below the consolidated level or based on assets and liabilities.
The Company’s geographic information as determined by the revenue and location of assets, which represents property, plant and equipment is as follows:

	United States	Canada	Europe	Australia	Other	Consolidated
Total revenue for the year ended:
December 31, 2023	$2,591.6	$551.5	$321.8	$136.7	$78.0	$3,679.6
December 31, 2022	970.9	375.7	143.2	181.3	62.7	1,733.8
December 31, 2021	748.7	281.1	183.0	149.6	54.6	1,417.0

	United States	Canada	Europe	Australia	Other	Consolidated
Property, plant and equipment:
December 31, 2023	$884.9	$155.0	$117.5	$20.2	$23.3	$1,200.9
December 31, 2022	241.9	87.3	86.7	20.0	23.2	459.1
6. Revenue
The Company’s revenue from the rendering of services and sale of inventory is as follows:

Year ended December 31,	2023	2022	2021
Commissions	$812.4	$490.6	$473.4
Buyer fees	1,526.7	315.8	248.7
Marketplace services revenue	393.4	244.2	195.7
Total service revenue	2,732.5	1,050.6	917.8

Inventory sales revenue	947.1	683.2	499.2
Total revenue	$3,679.6	$1,733.8	$1,417.0
Commissions are earned from consignors on the sale of consigned assets at auctions and online marketplaces, and private brokerage services. Buyer fees are fees earned from the purchasers on the sale of consigned assets or from the sale of inventory at auctions and online marketplaces, and from private brokerage services. Marketplace services revenue includes fees earned from services provided to customers in marketplaces such as refurbishing, parts procurement, data, transportation and logistics, inspection, appraisal, listings, financing and title and liens processing, as well as other auction-related fees.
During fiscal 2023, with the acquisition of IAA, approximately 19% of consolidated revenues were associated with vehicles supplied by the Company's three largest provider customers.

RB Global, Inc.	89

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
7. Operating Expenses
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

The following is a summary of our acquisition-related and integration costs:

Year ended December 31,	2023	2022	2021
IAA
Financing	$30.0	$—	$—
Severance	41.1	—	—
Integration	34.5	—	—
Acceleration of share-based payments expense	6.8	—	—
Legal	12.3	7.8	—
Investment banking, consulting and other acquisition-related costs	68.8	13.5	—
Settlement of pre-existing contractual arrangement	16.3	—	—
	209.8	21.3	—

Other acquisitions	6.3	16.0	30.2
Total acquisition-related and integration costs	$216.1	$37.3	$30.2
Other acquisitions includes costs in connection with the acquisitions of SmartEquip Inc.("SmartEquip") and Rouse Services LLC ("Rouse"), as well as costs incurred with the proposed Euro Auctions acquisition.
During the year ended December 31, 2023, the Company incurred $1.7 million (2022: $5.1 million; 2021: $10.3 million) of share-based continuing employment costs for the acquisition of Rouse and $1.3 million (2022: $2.4 million: 2021: $0.4 million) for the acquisition of SmartEquip. In addition, the Company also paid $20.0 million to settle a pre-existing contractual arrangement held by IAA prior to the acquisition for the benefit of the combined business. The payment extinguished $3.7 million of related pre-acquisition accrued liabilities recognized on the balance sheet at acquisition and $16.3 million was recognized in acquisition-related and integration costs.
Depreciation and Amortization Expenses

Year ended December 31,	2023	2022	2021
Depreciation	$86.2	$31.4	$32.4
Amortization	266.0	65.8	55.5
	$352.2	$97.2	$87.9

RB Global, Inc.	90

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
8. Income Taxes
The components of the provision for income taxes are as follows:

Year ended December 31,	2023	2022	2021
Canadian:
Current tax expense	$43.4	$60.9	$21.7
Deferred tax expense	(2.7)	2.7	5.6

Foreign:
Current tax expense before application of operating loss carryforwards	100.2	29.6	30.1
Tax benefit of operating loss carryforwards	(1.4)	(4.0)	(2.2)
Total current tax expense	98.8	25.6	27.9
Deferred tax expense	(63.1)	(3.0)	(1.8)
Total deferred tax (recovery) expense	(63.1)	(3.0)	(1.8)
	$76.4	$86.2	$53.4

The provision for income taxes was different from the Canadian and provincial statutory rate applied to income before taxes and is reconciled as follows:

Year ended December 31,	2023	2022	2021
Earnings before income tax	$282.4	$406.0	$205.3
Statutory federal and provincial tax rate in British Columbia, Canada	27.00%	27.00%	27.00%
Expected income tax expense	$76.2	$109.6	$55.4

Different tax rates of subsidiaries operating in foreign jurisdictions	(3.7)	(6.4)	(6.3)
Non-deductible expenses	11.1	7.7	6.3
Executive compensation and fringe benefits	5.0	0.3	1.6
Non-taxable gain on capital items	(0.4)	(19.4)	(0.3)
U.S. tax reform impacts	(6.9)	—	3.6
Changes in the valuation of deferred tax assets	0.3	(1.6)	(0.3)
Unrecognized tax benefits	2.0	(1.5)	(0.5)
Equity compensation	(3.9)	(2.3)	(4.8)
Revaluation of opening US deferred liability	(1.4)	—	—
Other	(1.9)	(0.2)	(1.3)
	$76.4	$86.2	$53.4
Permanently reinvested undistributed earnings of the Company's foreign subsidiaries were approximately $113.1 million for the year ended December 31, 2023. Because these amounts have been or are expected to be permanently reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for the Company to determine the additional tax that would be incurred upon remittance of these earnings.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
8. Income Taxes (continued)
The Company offsets all deferred tax assets and liabilities by tax filing jurisdiction, as well as any related valuation allowance, and presents them as a single non-current deferred income tax asset or non-current deferred income tax liability. Deferred tax assets and deferred tax liabilities were as follows:

At December 31,	2023	2022
Deferred tax assets:
Working capital	$33.6	$15.4
Property, plant and equipment	5.2	5.0
Share-based compensation	11.9	10.6
Tax losses and tax credit carryforwards	37.9	22.1
Lease liabilities	356.2	29.6
Notes receivable/payable	2.3	4.3
Other	9.6	7.4
	456.7	94.4
Deferred tax liabilities:
Property, plant and equipment	$(86.4)	$(18.2)
Goodwill	(12.8)	(10.6)
Intangible assets	(653.5)	(59.9)
Right-of-use assets	(354.7)	(26.0)
Long-term debt	(0.9)	(0.1)
Notes receivable/payable	(5.6)	(9.9)
Other	(6.0)	(7.7)
	(1,119.9)	(132.4)
Net deferred tax liabilities	$(663.2)	$(38.0)

Valuation allowance	(9.1)	(9.3)
Net deferred tax	$(672.3)	$(47.3)
At December 31, 2023, the Company had non-capital loss carryforwards that are available to reduce taxable income in the future years. These non-capital loss carryforwards expire as follows:

2024	$0.2
2025	0.1
2026	—
2027	—
2028 and thereafter	59.2
$59.5
The Company has capital loss carryforwards of approximately $73.4 million (2022: $82.5 million) available to reduce future capital gains and interest deduction carryforwards of $60.7 million (2022: $1.8 million), both of which carryforward indefinitely.
Tax losses are denominated in the currency of the countries in which the respective subsidiaries are located and operate. Fluctuations in currency exchange rates could reduce the U.S. dollar equivalent value of these tax loss and tax credit carry forwards in future years.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
8. Income Taxes (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits from uncertain tax positions is as follows:

At December 31,	2023	2022
Unrecognized tax benefits, beginning of year	$16.0	$18.9
Increases – tax positions related to acquisitions	8.0	—
Increases – tax positions taken in prior period	1.2	0.6
Decreases – tax positions taken in prior period	(0.4)	—
Increases – tax positions taken in current period	4.1	0.6
Settlement and lapse of statute of limitations	(4.0)	(3.6)
Currency translation adjustment	0.2	(0.5)
Unrecognized tax benefits, end of year	$25.1	$16.0
At December 31, 2023, the Company had gross unrecognized tax benefits of $25.1 million (2022: $16.0 million). Of this total, $13.6 million (2022: $6.9 million) represents the net amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.
The Company records interest expense and penalties related to unrecognized tax benefits within the Company's provision for income taxes on the consolidated income statement. At December 31, 2023, the Company had accrued $4.4 million (2022: $3.5 million) for interest and penalties that have been included in the above reconciliation table, and during the year ended December 31, 2023 the Company has recognized $0.6 million (2022: $0.4 million recovery) in interest and penalties in the consolidated income statement.
In the normal course of business, the Company is subject to audit by the Canadian federal and provincial taxing authorities, by the U.S. federal and various state taxing authorities and by the taxing authorities in various foreign jurisdictions. Tax years ranging from 2014 to 2023 remain subject to examination in Canada, the United States, Luxembourg, and the Netherlands.
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
On February 13, 2023, the CRA issued a proposal letter to Ritchie Bros. Auctioneers (International) Ltd. asserting that one of its Luxembourg subsidiaries was resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation. The Luxembourg subsidiary was in operation from 2010 until 2020. In the event that the CRA issues a notice of assessment or reassessment, the Company expects to vigorously contest such notice as the Company disagrees with the assertion regarding Canadian residency. In the event that a court of competent jurisdiction makes a final determination that the income of the Luxembourg subsidiary for 2010 through 2015 was subject to Canadian income tax laws, the Company may ultimately be liable for additional total Canadian federal and provincial income tax of approximately $26.0 million - $30.0 million, exclusive of interest and penalties, for the period specified in the proposal letter. The CRA may also challenge the manner in which the Company has filed its tax returns and reported its income with respect to 2016 to 2020 taxation years and may assert that the income of the Luxembourg subsidiary was subject to Canadian income tax because the Luxembourg subsidiary was also resident in Canada during these years. The Company could then incur additional income taxes, penalties and interest, which could have a material negative effect on its operations.
The Company replied to the CRA's proposal letter on June 12, 2023 and is awaiting a response. This matter with the CRA could take numerous years to be ultimately resolved.
9. Earnings Per Share Attributable to Common Stockholders
Basic EPS attributable to common stockholders has been calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS attributable to common stockholders was

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
9. Earnings Per Share Attributable to Common Stockholders (continued)
calculated by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding, if the potentially dilutive securities had been issued.

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

Year ended December 31,	2023	2022	2021
Net income available to common stockholders	$174.9	$319.7	$151.9

Denominator:
Basic weighted average share outstanding	166,963,575	110,781,282	110,315,782
Effect of dilutive securities:
Share units	689,290	516,144	388,083
Stock options and ESPP	551,116	588,599	702,965
Diluted average shares outstanding	168,203,981	111,886,025	111,406,830

Net income per share attributable to common shares:
Basic	$1.05	$2.89	$1.38
Diluted	$1.04	$2.86	$1.36
10. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

Year ended December 31,	2023	2022	2021
Trade and other receivables	$(36.8)	$(44.1)	$(11.6)
Prepaid consigned vehicle charges	(66.6)	—	—
Inventory	(10.7)	(7.2)	(21.9)
Advances against auction contracts	(12.6)	(5.7)	2.0
Prepaid expenses and deposits	1.2	2.6	(17.7)
Income taxes receivable	(6.6)	16.8	(13.5)
Auction proceeds payable	(12.1)	139.1	82.5
Trade and other liabilities	174.5	18.6	28.0
Income taxes payable	(37.2)	35.2	(11.5)
Operating lease obligation	(124.5)	(12.9)	(11.8)
Other	(12.3)	8.8	(0.1)
Net changes in operating assets and liabilities	$(143.7)	$151.2	$24.4

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
10. Supplemental Cash Flow Information (continued)

Year ended December 31,	2023	2022	2021
Interest paid, net of interest capitalized	$163.4	$38.0	$45.0
Interest received	22.0	7.0	1.4
Net income taxes paid	180.0	29.6	71.2

Non-cash purchase of property, plant and equipment under finance lease	12.7	13.4	7.7
Non-cash right of use assets obtained in exchange for new lease obligations	188.7	30.3	13.9
11. Fair Value Measurement
The following table summarizes the fair values of the Company's financial instruments that are not carried at fair value on the consolidated balance sheets, as well as derivative financial assets and liabilities that are required to be measured at fair value on a recurring basis:

		December 31, 2023		December 31, 2022
	Category	Carrying amount	Fair value	Carrying amount	Fair value

Loans receivable	Level 2	$37.7	$37.6	$23.4	$23.3
Derivative financial assets (Note 12)	Level 2	0.4	0.4	0.2	0.2
Long-term debt
Senior secured and unsecured notes
2016 Notes	Level 1	—	—	496.3	491.9
2023 Secured Notes	Level 1	543.2	565.1	—	—
2023 Unsecured Notes	Level 1	789.5	848.0	—	—
Term loans	Level 2	1,743.1	1,758.1	85.2	85.5
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
The fair values of the derivative financial assets are forward currency contracts determined using observable Level 2 inputs, including foreign currency spot exchange rates and forward pricing curves. The fair value considers the credit risk of the Company and its counterparties. In addition, at December 31, 2023, the Company has a $5.2 million contingent consideration liability in relation to a previous acquisition, acquired from the acquisition of IAA, which is recorded at fair value at the end of each reporting period.
12. Derivative Financial Instruments
The Company’s derivative financial instruments are accounted for as derivatives under ASC 815, Derivatives and Hedging, and are classified in other current assets and other current liabilities. The Company has not applied hedge accounting to these instruments.
The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on specific monetary loan receivables and significant intercompany balances. The gross total notional amount of forward currency contracts as at December 31, 2023 is $33.9 million (2022: $17.7 million). In 2023, a gain of $0.4 million was recognized for the change in fair values of the forward currency contracts within foreign exchange loss (gain) in the consolidated income statement (2022: $4.6 million loss).

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
13. Trade and Other Receivables
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables

	December 31, 2023	December 31, 2022
Advanced charges receivable	$374.7	$—
Trade accounts receivable	315.8	143.8
Consumption taxes receivable	21.1	31.2
Loans receivable	21.8	8.0
Other receivables	4.5	3.5
Trade and other receivables, gross	737.9	186.5
Less: allowance for credit losses	(6.4)	(3.3)
Trade and other receivables, net	$731.5	$183.2
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
The following table presents the activity in the allowance for expected credit losses on trade receivables and loans receivables for the period ended December 31, 2023:

Balance at December 31, 2022	$3.3
Current period provision	5.9
Write-offs charged against the allowance	(2.8)
Balance at December 31, 2023	$6.4
14. Inventory
At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. During the year ended December 31, 2023, the Company recorded inventory write-downs of $7.0 million (2022: $4.4 million; 2021: $2.7 million) as a component of cost of inventory sold.
15. Other Current Assets

	December 31, 2023	December 31, 2022
Advances against auction contracts	$21.9	$8.9
Assets held for sale	—	0.3
Inventory deposits	16.5	10.3
Prepaid expenses and deposits	52.5	28.7
Derivative financial assets (Note 12)	0.3	0.1
	$91.2	$48.3

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
16. Property, Plant and Equipment

At December 31, 2023	Cost	Accumulated depreciation	Net book value
Land	$549.2	$—	$549.2
Buildings and improvements	491.1	(236.1)	255.0
Yard, automotive and office equipment	306.0	(117.5)	188.5
Computer software and equipment	108.2	(79.5)	28.7
Leasehold improvements	160.0	(37.3)	122.7
Assets under development	56.8	—	56.8
	$1,671.3	$(470.4)	$1,200.9

At December 31, 2022	Cost	Accumulated depreciation	Net book value
Land	$169.4	$—	$169.4
Buildings and improvements	444.4	(220.5)	223.9
Yard, automotive and office equipment	124.4	(83.1)	41.3
Computer software and equipment	83.0	(72.5)	10.5
Leasehold improvements	23.4	(16.7)	6.7
Assets under development	7.3	—	7.3
	$851.9	$(392.8)	$459.1
During the year ended December 31, 2023, interest of $1.8 million (2022: $0.1 million; 2021: $0.1 million) was capitalized to the cost of assets under development.
Additions during the year include $12.6 million (2022: $13.2 million; 2021: $7.5 million) of property, plant and equipment under finance leases.
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

17. Other Non-current Assets

	December 31, 2023	December 31, 2022
Tax receivable	$9.1	$9.1
Loans receivable	15.9	15.3
Refundable deposits	27.9	—
Deferred debt issue costs	4.0	3.9
Investments	12.9	2.0
Other	15.8	10.1
	$85.6	$40.4

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
17. Other Non-current Assets (continued)
Loans Receivable
At December 31, 2023, the Company participated in certain financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company expects and plans to take possession of the equipment as collateral to recover its loans receivable balance. The expected credit loss allowance is not significant.
18. Intangible Assets

At December 31, 2023	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$221.9	$(29.7)	$192.2
Customer relationships	2,553.1	(225.0)	2,328.1
Software and technology assets	670.4	(285.5)	384.9
Software under development	8.9	—	8.9
Backlog	1.1	(1.1)	—
	$3,455.4	$(541.3)	$2,914.1

At December 31, 2022	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$54.0	$(2.9)	$51.1
Customer relationships	245.4	(85.6)	159.8
Software and technology assets	289.1	(182.3)	106.8
Software under development	4.5	—	4.5
Backlog	1.1	(0.6)	0.5
	$594.1	$(271.4)	$322.7
At December 31, 2023, a net carrying amount of $59.0 million (December 31, 2022: $54.5 million) included in intangible assets was not subject to amortization, $50.1 million of which relates to certain trade names and trademarks and the remainder relates to software under development . During the year ended December 31, 2023, the cost of additions was reduced by $1.4 million for recognition of tax credits (2022: $1.1 million; 2021: $2.2 million).
During the year ended December 31, 2023, interest of $1.6 million (2022: $0.4 million; 2021: $0.3 million) was capitalized to the cost of software under development.
At December 31, 2023, estimated annual amortization expense for the next five years ended December 31 are as follows:

2024	$321.5
2025	304.2
2026	290.8
2027	228.1
2028	185.0
$1,329.6

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)

19. Goodwill

Balance, December 31, 2021	$947.7
Additions from business combinations	3.9
Foreign exchange movement	(2.8)
Balance, December 31, 2022	948.8
Additions from business combinations	3,572.4
Foreign exchange movement	15.8
Balance, December 31, 2023	$4,537.0
20. Trade and Other Liabilities

	December 31, 2023	December 31, 2022
Accrued liabilities	$294.5	$119.3
Trade payables	138.9	54.3
Book overdrafts	129.1	—
Deferred revenue	17.5	10.5
Taxes payable	63.7	49.4
Current portion of finance leases and equipment financing obligations	24.4	9.3
Share unit liabilities	7.6	6.3
Other payables	10.1	9.6
	$685.8	$258.7
Book overdrafts represent outstanding checks in excess of funds on deposit. Taxes payable includes value added tax and sales tax.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
21. Debt

		Carrying amount
	Weighted Average Interest Rate % [1]	December 31, 2023	December 31, 2022
Short-term debt		$13.7	$29.1

Long-term debt:

Term loans (maturing September 2026):
DDTL Facility loan denominated in Canadian dollars, secured	5.86%	—	85.5
Term Loan A Facility loan denominated in Canadian dollars, secured ("CAD TLA Facility")	7.90%	83.1	—
Term Loan A Facility loan denominated in US dollars, secured ("USD TLA Facility")	7.95%	1,675.0	—
Less: unamortized debt issuance costs		(15.0)	(0.4)

Senior secured and unsecured notes:
5.375% Senior unsecured notes due in January 2025 (the "2016 Notes")		—	500.0
Less: unamortized debt issuance costs		—	(3.6)
6.750% Senior secured notes due in March 2028 (the "2023 Secured Notes")		550.0	—
Less: unamortized debt issuance costs		(6.8)	—
7.750% Senior unsecured notes due in March 2031 (the "2023 Unsecured Notes")		800.0	—
Less: unamortized debt issuance costs		(10.5)	—
Total long-term debt		3,075.8	581.5

Total debt		$3,089.5	$610.6

Long-term debt:
Current portion		$14.2	$4.4
Non-current portion		3,061.6	577.1
Total long-term debt		$3,075.8	$581.5
1 The weighted average interest rate reflects the rate at the end of the period for the debt outstanding
At December 31, 2023, the Company had unused committed revolving credit facilities aggregating $724.7 million that are available until September 2026 subject to certain covenant restrictions and unused uncommitted revolving credit facilities aggregating $5.0 million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at December 31, 2023.
Short-term Debt
Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 5.4% (December 31, 2022: 5.8%).

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
21. Debt (continued)
Long-term Debt
a)Term Loans
During 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”), the delayed-draw term loan facility (the “DDTL Facility”), and the Term Loan A facility (the “TLA Facility” and together with the Revolving Facilities and DDTL Facility, the “Facilities”). The Credit Agreement has been amended since 2016, with the most recent amendment made in December 2022. The Credit Agreement matures on September 21, 2026.
In connection with the acquisition of IAA the Company entered into a debt commitment letter with certain financial institutions that committed to provide, subject to its terms and conditions, a bridge loan facility in an aggregate principal amount of up to $2.8 billion and a backstop revolving facility in an aggregate principal amount of up to $750.0 million. In December 2022, the Company subsequently amended the terms of its Credit Agreement, which, among other things, permitted the acquisition of IAA and served to terminate the backstop commitments (including the revolving backstop facility and $88.9 million of bridge commitments that served as a backstop for its existing term loans, being the DDTL Facility, under the credit agreement) and replaced an additional $1.8 billion of bridge commitments with further TLA Facility commitments.
On March 20, 2023, with the closing of the acquisition of IAA, $1.8 billion of the TLA Facility was funded at an initial adjusted term SOFR of 7.54%. The TLA Facility is comprised of a facility denominated in US dollars (“USD TLA Facility”) and a facility denominated in Canadian dollars (“CAD TLA Facility”). The Company’s former Canadian dollar DDTL Facility loan of CAD $115.9 million was converted to a CAD TLA Facility loan, an alternative currency term rate loan, and continues to be subject to an annual amortization rate of 5%, payable in quarterly installments, with the balance payable upon maturity. Under the amended terms, mandatory principal repayments on the USD TLA Facility began in the second quarter of 2023 and are subject to quarterly installments of 1.25% of the $1.8 billion principal amount, with the balance payable at maturity. Further, under the terms of the amendment to the Credit Agreement made in December 2022, certain amended terms became effective on the acquisition date, including an increase to the total size of the Facilities to up to $2.7 billion, including $1.9 billion of commitments under the TLA Facility.
In connection with the amendment to the Credit Agreement and the funding of the TLA facility in the first quarter of 2023, the Company incurred debt issuance costs of $22.6 million, of which $1.4 million is deferred in non-current assets, $20.6 million capitalized against the TLA Facility, and $0.6 million was recognized in acquisition-related and integration costs.
At December 31, 2023, the Company had unamortized deferred debt issue costs relating to the Revolving Facilities of $4.0 million (2022: $4.3 million), all of which is included in non-current assets.
b)Senior Secured and Unsecured Notes
2016 Notes
On December 21, 2016, the Company completed the offering of $500.0 million aggregate principal amount of 5.375% senior unsecured notes due January 15, 2025 (the “2016 Notes”). The 2016 Notes were redeemed on March 20, 2023 at 100.0% of their original offering price, plus accrued and unpaid interest and the Company, upon being relieved of its obligations, recognized a $3.3 million loss on redemption in interest expense.
2021 Notes
On December 21, 2021, the Company completed the offering of two series of senior notes: (i) $600.0 million aggregate principal amount of 4.750% senior notes due December 15, 2031 and (ii) $425.0 million Canadian dollar aggregate principal amount of 4.950% senior notes due December 15, 2029 (together the “2021 Notes”). On May 4, 2022, the Company redeemed all of the 2021 Notes at a redemption price equal to 100% of the original offering price of the notes, plus accrued and unpaid interest, and upon being relieved of its obligations recognized a $4.8 million loss on redemption in interest expense.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
21. Debt (continued)
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
Interest on the 2023 Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2023.The 2023 Secured Notes are jointly and severally guaranteed on a senior secured basis and the 2023 Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
The Company incurred total debt issuance costs of $19.7 million in connection with the issuance of the 2023 Notes, all of which has been capitalized and recorded as a reduction of the amounts outstanding.
At December 31, 2023, principal repayments for the remaining period to the contractual maturity for our long term debt are as follows:

2024	$14.2
2025	95.7
2026	1,648.2
2027	—
2028	550.0
Thereafter	800.0
$3,108.1
22. Other Non-current Liabilities

	December 31, 2023	December 31, 2022
Tax payable	$25.1	$16.0
Finance lease liabilities	16.4	15.3
Equipment financing obligations	36.9	—
Other	8.3	4.1
	$86.7	$35.4
Equipment financing obligations are generally due in blended monthly installments over the remaining terms of the agreements which mature between 2024 and 2029.
23. Temporary Equity, Stockholders' Equity and Dividends
Share Capital
Common Stock
Unlimited number of common shares, without par value.
Preferred Stock

Unlimited number of preferred shares designated as Senior Preferred Shares, issuable in series, of which 485,000,000 are designated as Series A Senior Preferred Shares, and an unlimited number of preferred shares designated as Junior Preferred shares, issuable in series. All issued shares are fully paid.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
23. Temporary Equity, Stockholders' Equity and Dividends (continued)
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
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at December 31, 2023.
Holders of the Series A Senior Preferred Shares are entitled to vote together with the common shares on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law.

The Series A Senior Preferred Shares rank, with respect to rights as to dividends, distributions, redemptions and payments upon the liquidation, dissolution and winding up of the Company, (a) senior to all of the Junior Preferred shares of the Company, common shares and any other class or series of capital shares of the Company, issued or authorized after the Series A Senior Preferred Shares Issue Date, the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series A Senior Preferred Shares, (b) on a parity basis with each other class or series of capital shares issued or authorized after the Series A Senior Preferred Shares Issue Date, the terms of which expressly provide that such class or series ranks on a parity basis with the Series A Senior Preferred Shares, and (c) junior with each other class or series of capital shares issued or authorized after the Series A Senior Preferred Shares Issue Date, the terms of which expressly provide that such class or series ranks on a senior basis to the Series A Senior Preferred Shares.
Share-based Continuing Employment Costs
The Company has issued 312,193 and 63,971 common shares in connection with the acquisitions of Rouse and SmartEquip, with a fair value per common share of $71.09 and $68.39, respectively. The Company records share-based continuing employment costs in acquisition-related and integration costs over the vesting period with an increase to additional paid-in capital. Vesting is subject to continuing employment with the Company. As and when the common shares vest, the fair value of the issued common shares is recognized from additional paid-in capital to share capital.
In 2023, the Company recognized $8.3 million (2022: $8.6 million) of share capital from additional paid-in capital for the portion of common shares previously issued in connection with the acquisitions of Rouse and SmartEquip that have vested as of December 31, 2023. At December 31, 2023, the unrecognized share-based continuing employment costs was $0.2 million (2022: $3.2 million), which is expected to be recognized over a weighted average period of 0.83 years.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
23. Temporary Equity, Stockholders' Equity and Dividends (continued)
Change in Non-controlling Interests
On January 3, 2023, in connection with the acquisition of VeriTread (refer to Note 4), the Company increased its investment in VeriTread from 11% to 75% for a total purchase consideration of $28 million. The Company also entered into a put/call agreement with one of the minority unitholders under which the holder can put its remaining 21% interest in VeriTread to the Company, if certain performance targets are met. As the purchase of the remaining 21% interest from the minority unitholder is outside the control of the Company the redeemable non-controlling interest is classified in temporary equity on the consolidated balance sheet. In addition, management applied judgement and assessed that it is probable that the redeemable non-controlling interest will be redeemed at a future date and accordingly the carrying value of the redeemable non-controlling interest is adjusted to its estimated redemption value.
The Company also recognized an additional 4% non-controlling interest in VeriTread within equity as that interest does not contain put/call options.
Dividends
Declared and Paid
The Company declared and paid the following dividends during the years ended December 31, 2023, 2022, and 2021:
Common Stock

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Year ended December 31, 2023:
Fourth quarter of 2022	January 13, 2023	$0.2700	February 10, 2023	$30.0	March 3, 2023
Special Dividend	March 6, 2023	1.0800	March 17, 2023	120.4	March 28, 2023
First quarter 2023	May 9, 2023	0.2700	May 30, 2023	49.1	June 20, 2023
Second quarter 2023	August 2, 2023	0.2700	August 23, 2023	49.2	September 13, 2023
Third quarter 2023	November 7, 2023	0.2700	November 30, 2023	49.3	December 21, 2023

Year ended December 31, 2022:
Fourth quarter of 2021	January 21, 2022	$0.2500	February 11, 2022	$27.7	March 4, 2022
First quarter 2022	May 6, 2022	0.2500	May 27, 2022	27.7	June 17, 2022
Second quarter 2022	August 3, 2022	0.2700	August 24, 2022	29.9	September 14, 2022
Third quarter 2022	November 2, 2022	0.2700	November 23, 2022	29.9	December 14, 2022

Year ended December 31, 2021:
Fourth quarter of 2020	January 22, 2021	$0.2200	February 12, 2021	$24.2	March 5, 2021
First quarter of 2021	May 7, 2021	0.2200	May 26, 2021	24.3	June 16, 2021
Second quarter of 2021	August 4, 2021	0.2500	August 25, 2021	27.6	September 15, 2021
Third quarter 2021	November 3, 2021	0.2500	November 24, 2021	27.7	December 15, 2021
On March 6, 2023, the Company declared a special cash dividend of $1.08 per share, which was contingent on the closing of the acquisition of IAA, payable to stockholders of record at the close of business on March 17, 2023 (the “Special Dividend”). The Special Dividend was paid in cash on March 28, 2023.

During the year ended December 31, 2023, the Company recorded Preferential Dividends of $24.3 million to the holders of the Series A Senior Preferred Shares. At December 31, 2023, $23.2 million has been paid and $1.1 million is accrued and unpaid.

During the year ended December 31, 2023, the Company recorded and paid Participating Dividends of $7.3 million to the holders of the Series A Senior Preferred Shares.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
23. Temporary Equity, Stockholders' Equity and Dividends (continued)
Declared and Undistributed
In addition to the above dividends, since the end of the year the Directors have recommended the payment of a final dividend of $0.27 per common share, accumulating to a total dividend of $49.4 million. The aggregate amount of the proposed final dividend is expected to be paid out of retained earnings on March 1, 2024 to stockholders of record on February 9, 2024. This dividend has not been recognized as a liability in the financial statements. The payment of this dividend will not have a tax consequence for the Company.
Foreign Currency Translation Reserve
Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature, which generated other comprehensive gain of $2.3 million for 2023 (2022: other comprehensive loss of $10.5 million; 2021: other comprehensive loss of $8.8 million).
24. Share-based Payments
Share-based payments consist of the following compensation costs:

Year ended December 31,	2023	2022	2021
Selling, general and administrative:
Stock option compensation expense	$7.7	$12.2	$8.4
Equity-classified share units	32.0	22.0	12.6
Liability-classified share units	2.5	—	(0.6)
Employee share purchase plan	4.7	2.8	2.7
	46.9	37.0	23.1
Acquisition-related and integration costs:
Acceleration of share-based payments expense	6.8	—	—
Share-based continuing employment costs	3.8	7.5	10.8
	10.6	7.5	10.8
	$57.5	$44.5	$33.9
At December 31, 2023, there were 8,511,523 (December 31, 2022: 3,919,069) shares authorized and available for grants of options under the stock option plans.
Conversion of IAA Share Based Awards
In connection with the acquisition of IAA, IAA’s stock options, RSUs and performance restrictive stock unit ("PRSU") awards were cancelled and exchanged into 187,727 Company stock options and 366,379 Company RSU awards. At the closing of the acquisition of IAA, the converted share-based awards had an estimated aggregate fair value of $24.9 million, of which $4.8 million was attributable to post-combination services and will be recognized as share-based payments expense over the remaining service periods. The Company awards are subject to the same terms and conditions as applicable to the corresponding IAA equity awards held prior to the acquisition of IAA, including vesting terms, with the exception of any Company RSU awards that replace IAA’s PRSU awards, where vesting will no longer be subject to the achievement of performance goals and will be solely based on providing continued services to the Company through the end of the applicable service period.
IAA restricted stock awards and IAA phantom stock awards, which were granted to non-employee directors of IAA, vested at closing of the acquisition of IAA and therefore do not have a future service requirement. Accordingly, the entire post-combination portion of

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
24. Share-based Payments (continued)
such awards of $0.3 million has been recognized as share-based payment expense concurrent with the closing of the acquisition of IAA.
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
Stock option activity is presented below:

	Stock options				Premium-priced stock options
	Common shares under option	WA exercise price	WA remaining contractual life (in years)	Aggregate intrinsic value	Common shares under option	WA exercise price	WA remaining contractual life (in years)	Aggregate intrinsic value
Outstanding, December 31, 2020	1,985,754	$34.95	7.7	$68.7	—	$—	—	$—
Granted	758,256	56.29	—	—	1,017,064	91.24	—	—
Exercised	(495,021)	32.83	—	14.1	—	—	—	—
Forfeited	(40,932)	45.86	—	—	—	—	—	—
Outstanding, December 31, 2021	2,208,057	$42.55	7.7	$41.9	1,017,064	$91.24	5.7	$—
Granted	710,847	58.08	—	—	119,157	91.37	—	—
Exercised	(159,920)	36.72	—	4.5	—	—	—	—
Forfeited	(28,689)	48.09	—	—	(17,789)	90.93	—	—
Outstanding, December 31, 2022	2,730,295	$46.88	7.3	$31.2	1,118,432	$91.26	4.7	$—
Granted	262,725	58.09	—	—	—	—	—	—
Assumed in acquisition (note 4)	187,727	50.96	—	—	—	—	—	—
Exercised	(721,503)	47.67	—	10.3	—	—	—	—
Forfeited	(140,162)	53.84	—	—	(225,765)	91.26	—	—
Outstanding, December 31, 2023	2,319,082	$47.82	6.3	$44.5	892,667	$91.26	3.6	$—
Exercisable, December 31, 2023	1,462,603	$42.15	5.1	$36.3	86,206	$91.37	2.8	$—
Stock options
The Company uses the Black Scholes option pricing model to fair value stock options. Expected volatility is based upon the historical volatility of the Company's common shares for the period corresponding with the expected term of the options. Stock options are granted with an exercise price equal to the fair market value of the Company’s common shares at the grant date, with a three year vesting period and terms not exceeding 10 years. The options outstanding at December 31, 2023 expire on dates ranging to August 08, 2033. The weighted average grant date fair value of options granted during the year ended December 31, 2023 was $17.63 per option (2022: $14.35; 2021: $12.72).

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
24. Share-based Payments (continued)
The significant assumptions used to estimate the fair value of stock options granted are presented in the following table on a weighted average basis:

	December 31, 2023	December 31, 2022	December 31, 2021
Risk free interest rate	4.2%	2.2%	0.5%
Expected dividend yield	1.84%	1.74%	1.64%
Expected lives of the stock options	4 years	4 years	4 years
Expected volatility	35.8%	31.8%	32.3%
At December 31, 2023, the unrecognized stock-based compensation cost related to non-vested stock options was $4.2 million, which is expected to be recognized over a weighted average period of 1.3 years. Cash received from stock-based award exercises for the year ended December 31, 2023 was $34.5 million (2022: $5.9 million; 2021: $16.3 million). The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.8 million for the year ended December 31, 2023 (2022: $0.4 million; 2021: $1.8 million).
The fair value of the assumed stock options is estimated on the IAA acquisition date using the Black-Scholes option pricing model. The weighted average fair value of the assumed options was $15.52. The significant assumptions used to estimate the fair value of these assumed stock options are presented in the following table on a weighted average basis:

December 31, 2023
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
The significant assumptions used to estimate the fair values were as follows:

	December 31, 2022	December 31, 2021
Risk free interest rate	3.0%	1.1%
Expected dividend yield	1.63%	1.59%
Expected lives of the stock options	4 years	5 years
Expected volatility	30.2%	30.6%
There were no premium-priced stock options granted during the year ended December 31, 2023. The fair values of the premium-priced stock options granted in 2022 were calculated on the grant date using a Monte Carlo simulation model and their weighted average estimated grant date fair value was $8.00 per option.
At December 31, 2023, the unrecognized stock-based compensation cost related to the premium-priced stock options was $1.2 million, which is expected to be recognized over a weighted average period of 0.8 years.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
24. Share-based Payments (continued)
Share Units
Share unit activity is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs		PSUs with Market Conditions		RSUs		DSUs
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2020	542,676	$38.09	—	$—	134,937	$39.14	137,514	$32.06
Granted	160,713	57.67	88,305	65.45	46,675	60.98	19,075	58.48
Vested and settled	(161,248)	31.14	—	—	(93,426)	35.04	—	—
Forfeited	(18,523)	47.58	—	—	(9,074)	55.81	—	—
Outstanding, December 31, 2021	523,618	$45.90	88,305	$65.45	79,112	$54.96	156,589	$35.28
Granted	236,855	58.53	14,574	69.92	34,495	57.71	21,824	58.24
Vested and settled	(93,241)	36.42	—	—	(37,714)	50.29	(70,048)	36.13
Forfeited	(4,598)	51.76	—	—	(7,869)	60.30	—	—
Outstanding at December 31, 2022	662,634	$51.71	102,879	$66.08	68,024	$58.32	108,365	$39.35
Granted	94,729	58.04	80,398	85.33	425,309	53.35	24,573	55.49
Assumed in IAA acquisition	—	—	—	—	366,379	52.79	—	—
Vested and settled	(283,086)	42.23	—	—	(309,102)	53.22	(32,378)	54.68
Forfeited	(58,848)	60.62	(9,017)	68.59	(10,939)	55.06	—	—
Outstanding at December 31, 2023	415,429	$58.35	174,260	$74.83	539,671	$53.64	100,560	$38.36
The total market value of liability-classified share units vested and released during the year ended December 31, 2023 was $1.8 million (2022: $4.9 million; 2021: $nil).
In August 2023, the Company granted 159,475 PSUs to senior executives, half of which vest based on performance vesting conditions and half of which vest based on market performance vesting conditions, specifically conditional upon the Company's total shareholder return relative to the performance of a peer group. The PSUs granted have a three year performance period beginning on January 1, 2023.
PSUs
The fair value of the equity-classified PSUs are estimated on grant date using the market close price of the Company’s common shares listed on the NYSE, as these awards are not subject to market vesting conditions.
At December 31, 2023, the unrecognized share unit expense related to equity-classified PSUs was $7.6 million, which is expected to be recognized over a weighted average period of 1.8 years.
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
The fair value per PSU granted during the year ended December 31, 2023, was $85.33 and the fair value was calculated on the grant date using a Monte Carlo simulation model.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
24. Share-based Payments (continued)
The fair value per PSU granted during the year ended December 31, 2022 of $69.92 was calculated on the grant date using the Monte Carlo simulation model, which takes into consideration a required post-vesting holding period of one year with a discount value of $5.34 per PSU. The discount was calculated using the Chaffe Protective Put Method and an effective tax rate of 35%.
The significant assumptions used to estimate the fair value are presented in the following table:

	December 31, 2023	December 31, 2022
Risk free interest rate	4.5%	2.7%
Expected dividend yield	—%	1.63%
Expected lives of the PSUs	2 years	2 years
Expected volatility	32.7%	33.4%
Average expected volatility of comparable companies	48.6%	34.4%
At December 31, 2023, the unrecognized share unit expense related to equity-classified PSUs with market conditions was $5.3 million, which is expected to be recognized over a weighted average period of 2.1 years.
RSUs
Fair values of RSUs are estimated on grant date using the market close price of the Company's common shares listed on the NYSE. At December 31, 2023, the unrecognized share unit expense related to equity-classified RSUs was $14.3 million, which is expected to be recognized over a weighted average period of 1.4 years.
DSUs
Fair values of DSUs are estimated on grant date and at each reporting date using the market close price of the Company's common shares listed on the NYSE. DSUs are granted to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant. At December 31, 2023, the Company had a total share unit liability of $7.6 million (2022: $6.3 million) in respect of DSUs presented in trade and other liabilities.
Employee Share Purchase Plan
In February 2023, the Board approved the suspension of the Company’s 1999 Employee Stock Purchase Plan. On April 3, 2023, the Board approved a new Employee Stock Purchase Plan, which was subsequently approved by the Company's shareholders on May 8, 2023. Effective June 15, 2023, the Company implemented the 2023 ESPP, which allows eligible employees to contribute up to 15% of their base compensation, up to twenty-five thousand dollars, towards the purchase of the Company’s stock, at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the applicable purchase period within the offering period. Employees also have the option to participate through a cashless program, by electing to settle on a net basis on purchase date. The first offering period began on July 3, 2023, ended on the last trading day on or prior to November 15, 2023 and included one purchase period. Subsequent offering periods are for twelve month periods, beginning on the first trading day on or after May 15 and November 15 of each calendar year and include two consecutive purchase periods of six months each. At the end of each purchase period, employee contributions are used to purchase the Company's common stock.
During the year ended December 31, 2023, there were two offerings under the 2023 ESPP. The July 2023 offering had a grant date fair value of $11.99 and the November 2023 offering, with two purchase periods, had a weighted average grant date fair value of $12.43. The Company recognized $4.7 million in share-based payments expense in relation to the 2023 ESPP. In addition, at December 31, 2023, the outstanding payroll withholding liability was $1.8 million.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
24. Share-based Payments (continued)
The significant assumptions used to estimate the fair value of ESPP awards granted in 2023 are presented in the following table on a weighted average basis:

December 31, 2023
Risk free interest rate	5.3%
Expected dividend yield	1.81%
Expected lives of the ESPP	8 months
Expected volatility	28.1%
On May 9, 2023, the Company registered 3,000,000 shares of common stock for future issuance under the 2023 ESPP, 2,819,497 of which remain available to be issued. During the year ended December 31, 2023, 180,503 shares were issued under the 2023 ESPP.
25. Leases
The Company's breakdown of lease expense is as follows:

Year ended December 31,	2023	2022	2021
Operating lease cost	$192.1	$23.0	$17.9
Finance lease cost
Amortization of leased assets	11.3	10.2	10.8
Interest on lease liabilities	1.3	0.8	0.8
Short-term lease cost	17.0	12.2	10.0
Sublease income	(0.6)	(0.1)	—
	$221.1	$46.1	$39.5
Operating Leases
The Company has entered into leases for various properties used for auctions or offices, the majority of which are non-cancellable. The Company also has leases for computer equipment, software, motor vehicles and small office equipment where it is not in the best interest of the Company to purchase these assets.
With the exception of one lease expiring in 2092, the majority of the Company's operating leases have a fixed term with a remaining life between one month and 16 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. The Company has not included any purchase options available within its operating lease portfolio in its determination of its operating lease liability.

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
25. Leases (continued)
The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

2024	$211.9
2025	189.2
2026	176.4
2027	166.8
2028	157.1
Thereafter	1,225.9
Total future minimum lease payments	$2,127.3
less: imputed interest	(655.0)
Total operating lease liability	$1,472.3
less: operating lease liability - current	(118.0)
Total operating lease liability - non current	$1,354.3
At December 31, 2023, the weighted average remaining lease term for operating leases is 12.4 years (December 31, 2022: 12.4 years) and the weighted average discount rate is 4.3% (December 31, 2022: 3.9%). There are no additional undiscounted commitments for leases not yet commenced at December 31, 2023 (December 31, 2022: nil).
Finance Leases
The Company has entered into finance lease arrangements for certain vehicles, computer and yard equipment, fixtures, and office furniture. The majority of the leases have a fixed term with a remaining life of one month to five years with renewal options included in the contracts. In certain of these leases, the Company has the option to purchase the leased asset at fair market value or a stated residual value at the end of the lease term. For certain leases such as vehicle leases, the Company has included renewal options in the measurement of its lease balances.
At December 31, 2023, the net carrying amount of computer and yard equipment and other assets under finance leases is $25.1 million (December 31, 2022: $24.1 million), and is included in the total property, plant and equipment as disclosed on the consolidated balance sheets.
Assets recorded under finance leases are as follows:

At December 31, 2023	Cost	Accumulated depreciation	Net book value
Auto equipment	$27.6	$(13.0)	$14.6
Computer equipment	15.4	(8.4)	7.0
Yard and others	10.9	(7.4)	3.5
	$53.9	$(28.8)	$25.1

At December 31, 2022	Cost	Accumulated depreciation	Net book value
Auto equipment	$22.1	$(9.5)	$12.6
Computer equipment	14.3	(8.0)	6.3
Yard and others	14.1	(8.9)	5.2
	$50.5	$(26.4)	$24.1

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
25. Leases (continued)
The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

2024	$10.7
2025	7.6
2026	5.9
2027	3.6
2028	0.5
Total future minimum lease payments	$28.3
less: imputed interest	(2.4)
Total finance lease liability	$25.9
less: finance lease liability - current	(9.5)
Total finance lease liability - non current	$16.4
At December 31, 2023, the weighted average remaining lease term for finance leases is 3.2 years (December 31, 2022: 3.2 years) and the weighted average discount rate is 5.7% (December 31, 2022: 4.4%).
Subleases
At December 31, 2023, the total future minimum sublease payments expected to be received under non-cancellable subleases is $2.6 million (2022: $1.0 million; 2021: nil).
26. Commitments
Commitments for Expenditures
The Company is obligated to make $65.1 million (December 31, 2022: $31.9 million) in future payments. Approximately $36.5 million (December 31, 2022: $8.8 million) is related to capital expenditures for property, plant and equipment and $28.6 million (December 31, 2022: $23.1 million) is related to expenditures for intangible assets and technology services agreements.
27. Contingencies
Legal and Other Claims

On July 31, 2023, Ann Fandozzi informed the Company’s Board of her intention to resign from her position as the Company’s Chief Executive Officer due to a disagreement with the Company regarding her compensation as Chief Executive Officer, as discussed in the Company’s August 2, 2023 press release. The Board accepted her verbal resignation and interpreted her subsequent conduct as affirmation of her resignation. The Company advised Ms. Fandozzi that it was accepting her resignation effective immediately and waiving any written procedural notice requirements under the Employment Agreement by and between Ritchie Bros. Auctioneers (Canada) Ltd. and Ms. Fandozzi, dated December 14, 2019. Ms. Fandozzi disputes that she tendered her resignation. The parties have agreed to mediate the dispute, which began in January 2024, and the matter may take months to resolve.

During the year ended December 31, 2023, the Company recorded an expense of $6.2 million reflecting the current best estimate of a settlement amount, net of a recapture of previously recognized compensation expense based on the terms of Ms. Fandozzi’s employment agreement following her resignation. Any changes to the estimated payment amount as a result of the settlement of the matter could be material.

On February 21, 2024, Ms. Fandozzi resigned from the Company’s Board.
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

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
27. Contingencies (continued)
At December 31, 2023, there were $67.5 million of assets guaranteed under contract, of which 70% is expected to be sold prior to March 31, 2024 with the remainder to be sold by December 31, 2024 (December 31, 2022: $31.0 million of which 62% was expected to be sold prior to the end of March 31, 2023 with the remainder to be sold by December 31, 2023).
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
Based upon their evaluation of the Company’s disclosure controls and procedures, as of December 31, 2023, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on its assessment under the framework in COSO, management has concluded that internal control over financial reporting was effective as of December 31, 2023.
The Company completed the acquisitions of IAA, Inc. and VeriTread LLC on March 20, 2023 and January 3, 2023, respectively. As the acquisitions occurred during 2023, we excluded IAA Inc. and VeriTread LLC from the scope of our assessment over the Company's internal control over financial reporting. IAA, Inc. and VeriTread LLC, which are included in the 2023 consolidated financial statements of the Company, constituted 24.7% and 0.1% of the Company's total assets (exclusive of intangible assets and goodwill valued through purchase accounting that were included in our assessment of our internal control over financial reporting at acquisition and as of that date), respectively, as of December 31, 2023, and 47.7% and 0.3% of the Company's revenues, respectively, for the year then ended.
Attestation Report of Registered Public Accounting Firm
The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
Other than related to the acquisition of IAA, there were no changes in our internal control over financial reporting during the year ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. We are currently in the process of integrating the IAA operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RB Global, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RB Global, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RB Global, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IAA, Inc., and VeriTread LLC, which are included in the 2023 consolidated financial statements of the Company and constituted 24.7% and 0.1% of total assets (exclusive of intangible assets and goodwill valued through purchase accounting that were included in our assessment of our internal control over financial reporting at acquisition and as of that date), respectively, as of December 31, 2023, and 47.7% and 0.3% of revenues, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of IAA, Inc., and VeriTread LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statement of income, comprehensive income, changes in temporary equity and stockholders’ equity, and cash flows, for the year ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 28, 2024

ITEM 9B:    OTHER INFORMATION
None.
ITEM 9C:    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information responsive to this Item is incorporated by reference to our definitive Proxy Statement for our 2023 Annual and Special Meeting of Shareholders, to be filed within 120 days of December 31, 2023, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the 2024 Proxy Statement).
We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website (https://investor.rbglobal.com/governance/governance-documents/default.aspx) and can be obtained by writing to RB Global Investor Relations, Two Westbrook Corporate Center, Suite #500, Westchester, Illinois, USA 60154, or by sending an email to our Investor Relations department at IR@rbglobal.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. Any amendments, other than technical, administrative or other non-substantive amendments, to our Code of Business Conduct and Ethics or waivers from the provisions of the Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be promptly disclosed on our website following the effective date of such amendment or waiver.
ITEM 11:    EXECUTIVE COMPENSATION
The information responsive to this Item is incorporated by reference to our 2024 Proxy Statement.
ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information responsive to this Item is incorporated by reference to our 2024 Proxy Statement.
ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information responsive to this Item is incorporated by reference to our 2024 Proxy Statement.
ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information responsive to this Item is incorporated by reference to our 2024 Proxy Statement.

PART IV
ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed with this Report:
(1)FINANCIAL STATEMENTS

(2)FINANCIAL STATEMENT SCHEDULES
None.
(3)EXHIBITS
The exhibits listed in (b) below are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.
(b)Exhibits:

Exhibit Number	Document
2.1*
Agreement and Plan of Merger and Reorganization, dated as of November 7, 2022, by and among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc., Impala Merger Sub I, LLC, Impala Merger Sub II, LLC, and IAA, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022)

2.2
Amendment to the Agreement and Plan of Merger and Reorganization, dated January 22, 2023, by and among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros, Holdings Inc., Impala Merger Sub I, LLC, Impala Merger Sub II, LLC, and IAA, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 22, 2023)

3.1	Articles of Amalgamation and Amendments (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 1, 2023)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023)
3.4	Amended and Restated By-law No. 1 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K furnished on February 27, 2015)
4.1
Amended and Restated Shareholder Rights Plan Agreement dated as of February 28, 2019, between Ritchie Bros. Auctioneers Incorporated and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019)

4.2
Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 27, 2020)

4.3
Indenture, dated as of March 15, 2023, among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Trust Company, National Association, as collateral agent, relating to Ritchie Bros. Holdings Inc.’s 6.750% Senior Secured Notes due 2028 (includes form of note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

4.4
Supplemental Indenture, dated as of March 20, 2023, by and between Ritchie Bros. Holdings Inc., as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023)

4.5
Indenture, dated as of March 15, 2023, among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to Ritchie Bros. Holdings Inc.’s 7.750% Senior Notes due 2031 (includes form of note) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

4.6
Supplemental Indenture, dated as of March 20, 2023, by and between Ritchie Bros. Holdings Inc., as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 21, 2023)

4.7
Intercreditor Agreement, dated as of March 20, 2023, by and between Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent, and consented to by the Company and the subsidiaries of the Company party to such consent as grantors of Collateral (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 21, 2023)

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

10.21#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Darren Watt, dated May 25, 2015 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

10.22#	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.23#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.24#	Summary of Short-term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.26
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

10.27
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

10.28
Third Amendment to Credit Agreement, dated as of August 14, 2020, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, U.S. swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020)

10.29
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

10.30#	IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.31#	Form of Stock Option Agreement for IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.32#	IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.33#	Form of Stock Option Agreement for IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.34#	Form of Ritchie Bros. Auctioneers Incorporated Stock Option Assumption Notice (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.35#
Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and James Jeter, dated August 28, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)

10.36#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Carmen Thiede, dated February 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020)

10.37#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Baron Concors, dated March 13, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020)

10.38#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and James Kessler dated December 20, 2023
10.39#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Eric Guerin dated December 11, 2023
10.41#
Membership Interest Purchase Agreement, dated October 28, 2020, between the Company, Ritchie Bros. Auctioneers (America) Inc., Rouse, the members of Rouse, and Scott Rouse, in his capacity as seller representative (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020)

10.42
Agreement of Purchase and Sale, dated August 13, 2021, between Ritchie Bros. Properties Ltd. and 3 Manchester Court Holdings Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021)

10.43#	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Andrew Fesler, dated December 13, 2023
10.44
Commitment Letter, dated as of November 7, 2022, by and among Ritchie Bros. Auctioneers Incorporated, Goldman Sachs Bank, Bank of America, N.A., BofA Securities, Inc., Royal Bank of Canada and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022)

10.45
Sixth Amendment to Credit Agreement, dated as of December 9, 2022, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022)

10.46
Securities Purchase Agreement, dated as of January 22, 2023, by and among Ritchie Bros. Auctioneers Incorporated, Starboard Value LP, Jeffrey Smith and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2023)

10.47
Registration Rights Agreement, dated as of February 1, 2023, by and among Ritchie Bros. Auctioneers Incorporated and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2023)

10.48
Purchase Agreement, dated March 1, 2023, by and among Ritchie Bros. Holdings Inc., Ritchie Bros. Auctioneers Incorporated and Goldman Sachs & Co. LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)

10.49
Escrow and Security Agreement, dated as of March 15, 2023, among Ritchie Bros. Holdings Inc., U.S. Bank Trust Company, National Association, as escrow agent, and U.S. Bank Trust Company, National Association, as trustee, relating to the Issuer’s 6.750% senior secured notes due 2028 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.50
Escrow and Security Agreement, dated as of March 15, 2023, among Ritchie Bros. Holdings Inc., U.S. Bank Trust Company, National Association, as escrow agent, and U.S. Bank Trust Company, National Association, as trustee, relating to the Issuer’s 7.750% senior notes due 2031 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.51#	Ritchie Bros. Auctioneers Incorporated 2023 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2023)
10.52#	Ritchie Bros. Auctioneers Incorporated 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2023)
10.53#	Non-Employee Director Global Restricted Share Unit Award Agreement under the RB Global, Inc. 2023 Share Incentive Plan
10.54#	Non-Employee Director Global Restricted Share Unit Award Agreement (Deferred) under the RB Global, Inc. 2023 Share Incentive Plan
10.55#	2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2023)
21.1	List of Company Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	RB Global, Inc. Amended and Restated Executive Compensation Clawback Policy, adopted November 7, 2023
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL
_____________________________________________________
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

RB Global, Inc.
Date: February 28, 2024	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Kessler	Chief Executive Officer	February 28, 2024
	Jim Kessler	(principal executive officer)

By:	/s/ Eric J. Guerin	Chief Financial Officer	February 28, 2024
	Eric J. Guerin	(principal financial officer)

By:	/s/ Erik Olsson	Chair of the Board	February 28, 2024
Erik Olsson

By:	/s/ Adam DeWitt	Director	February 28, 2024
Adam DeWitt

By:	/s/ Robert G. Elton	Director	February 28, 2024
Robert G. Elton

By:	/s/ Sarah E Raiss	Director	February 28, 2024
Sarah E. Raiss

By:	/s/ Carol Stephenson	Director	February 28, 2024
Carol Stephenson

By:	/s/ Brian Bales	Director	February 28, 2024
Brian Bales

By:	/s/ William (Bill) Breslin	Director	February 28, 2024
William (Bill) Breslin

By:	/s/ Timothy O'Day	Director	February 28, 2024
Timothy O'Day

By:	/s/ Michael Sieger	Director	February 28, 2024
Michael Sieger

By:	/s/ Jeffrey C. Smith	Director	February 28, 2024
Jeffrey C. Smith