Form 10-Q
period 2024-03-31
RB GLOBAL INC.
filed 2024-05-09
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 183,717,695 common shares, without par value, outstanding as of May 7, 2024.

RB GLOBAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Expressed in millions of U.S. dollars, except share and per share data) (Unaudited)

	Three months ended March 31,
	2024	2023
Revenue:
Service revenue	$849.1	$343.6
Inventory sales revenue	215.6	168.8
Total revenue	1,064.7	512.4

Operating expenses:
Costs of services	353.0	76.4
Cost of inventory sold	196.6	151.5
Selling, general and administrative	198.1	148.2
Acquisition-related and integration costs	12.8	126.2
Depreciation and amortization	107.7	36.2
Total operating expenses	868.2	538.5
Gain on disposition of property, plant and equipment	2.4	1.2
Operating income (loss)	198.9	(24.9)

Interest expense	(63.9)	(20.9)
Interest income	6.6	6.3
Other income (loss), net	(0.8)	2.4
Foreign exchange loss	(0.9)	(0.4)
Income (loss) before income taxes	139.9	(37.5)

Income tax expense (benefit)	32.5	(9.3)
Net income (loss)	$107.4	$(28.2)

Net income (loss) attributable to:
Controlling interests	$107.4	$(28.1)
Redeemable non-controlling interests	—	(0.1)
Net income (loss)	$107.4	$(28.2)

Net income (loss) attributable to controlling interests	107.4	(28.1)
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	(4.3)
Allocated earnings to Series A Senior Preferred Shares	(3.6)	(1.8)
Net income (loss) available to common stockholders	$97.1	$(34.2)

Earnings (loss) per share available to common stockholders:
Basic	$0.53	$(0.28)
Diluted	$0.53	$(0.28)

Weighted average number of shares outstanding:
Basic	183,059,321	120,487,251
Diluted	184,581,054	120,487,251

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	1

Condensed Consolidated Statements of Comprehensive Income (Expressed in millions of U.S. dollars) (Unaudited)

	Three months ended March 31,
	2024	2023
Net income (loss)	$107.4	$(28.2)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(25.0)	15.1
Total comprehensive income (loss)	$82.4	$(13.1)

Total comprehensive income (loss) attributable to:
Controlling interests	$82.4	$(13.0)
Redeemable non-controlling interests	—	(0.1)
Total comprehensive income (loss)	$82.4	$(13.1)
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets (Expressed in millions of U.S. dollars, except share data) (Unaudited)

	March 31, 2024	December 31, 2023
Assets

Cash and cash equivalents	$462.8	$576.2
Restricted cash	134.6	171.7
Trade and other receivables, net of allowance for credit losses of $8.4 and $6.4, respectively	944.6	731.5
Prepaid consigned vehicle charges	60.3	66.9
Inventory	172.9	166.5
Other current assets	95.0	91.2
Income taxes receivable	14.6	10.0
Total current assets	1,884.8	1,814.0

Property, plant and equipment, net	1,214.6	1,200.9
Operating lease right-of-use assets	1,457.7	1,475.5
Other non-current assets	93.4	85.6
Intangible assets, net	2,853.8	2,914.1
Goodwill	4,528.8	4,537.0
Deferred tax assets	12.1	10.3
Total assets	$12,045.2	$12,037.4

Liabilities, Temporary Equity and Stockholders' Equity

Auction proceeds payable	$663.9	$502.5
Trade and other liabilities	618.6	685.8
Current operating lease liabilities	119.1	118.0
Income taxes payable	33.4	8.5
Short-term debt	24.8	13.7
Current portion of long-term debt	4.4	14.2
Total current liabilities	1,464.2	1,342.7

Long-term operating lease liabilities	1,340.6	1,354.3
Long-term debt	2,921.8	3,061.6
Other non-current liabilities	85.1	86.7
Deferred tax liabilities	674.5	682.7
Total liabilities	6,486.2	6,528.0

Temporary equity:
Series A Senior Preferred Shares; no par value, shares authorized, issued and outstanding: 485,000,000 (December 31, 2023: 485,000,000)	482.0	482.0
Redeemable non-controlling interest	8.4	8.4

Stockholders' equity:
Share capital:
Common stock; no par value, unlimited shares authorized, issued and outstanding shares: 183,610,424 (December 31, 2023: 182,843,942)	4,094.5	4,054.2
Additional paid-in capital	73.1	88.0
Retained earnings	967.7	918.5
Accumulated other comprehensive loss	(69.0)	(44.0)
Stockholders' equity	5,066.3	5,016.7
Non-controlling interests	2.3	2.3
Total stockholders' equity	5,068.6	5,019.0
Total liabilities, temporary equity and stockholders' equity	$12,045.2	$12,037.4

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Expressed in millions of U.S. dollars, except where noted) (Unaudited)

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest ("NCI")	Total equity
	Senior A Senior Preferred Shares			Common stock		Additional paid-In capital ("APIC")	Retained earnings	Accumulated other comprehensive loss
Three months ended March 31, 2024	Number of shares	Amount		Number of shares	Amount

Balance, December 31, 2023	485,000,000	$482.0	$8.4	182,843,942	$4,054.2	$88.0	$918.5	$(44.0)	$2.3	$5,019.0
Net income	—	—	—	—	—	—	107.4	—	—	107.4
Other comprehensive loss	—	—	—	—	—	—	—	(25.0)	—	(25.0)
	—	—	—	—	—	—	107.4	(25.0)	—	82.4
Stock option exercises	—	—	—	510,710	28.1	(6.0)	—	—	—	22.1
Issuance of common stock related to vesting of share units	—	—	—	255,772	12.2	(23.4)	—	—	—	(11.2)
Share-based payments expense	—	—	—	—	—	14.1	—	—	—	14.1
Equity-classified share units dividend equivalents	—	—	—	—	—	0.4	(0.4)	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(1.8)	—	—	(1.8)
Cumulative 5.50% dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(6.7)	—	—	(6.7)
Dividends paid to common stockholders	—	—	—	—	—	—	(49.3)	—	—	(49.3)
Balance, March 31, 2024	485,000,000	$482.0	$8.4	183,610,424	$4,094.5	$73.1	$967.7	$(69.0)	$2.3	$5,068.6

Three months ended March 31, 2023

Balance, December 31, 2022	—	$—	$—	110,881,363	$246.3	$85.3	$1,043.2	$(85.1)	$0.5	$1,290.2
Net loss	—	—	(0.1)	—	—	—	(28.1)	—	—	(28.1)
Other comprehensive income	—	—	—	—	—	—	—	15.1	—	15.1
	—	—	(0.1)	—	—	—	(28.1)	15.1	—	(13.0)
Stock option exercises	—	—	—	19,277	0.8	(0.1)	—	—	—	0.7
Issuance of common stock related to vesting of share units	—	—	—	296,905	8.9	(21.3)	—	—	—	(12.4)
Issuance of common stock related to business combination	—	—	—	70,339,723	3,713.2	—	—	—	—	3,713.2
Share-based continuing employment costs related to business combinations	—	—	—	—	0.3	0.5	—	—	—	0.8
Replacement of share-based awards in business combination	—	—	—	—	—	13.1	—	—	—	13.1
Share-based payments expense	—	—	—	—	—	10.9	—	—	—	10.9
Equity-classified share units dividend equivalents	—	—	—	—	—	0.4	(0.4)	—	—	—
NCI acquired in business combination	—	—	8.9	—	—	—	—	—	1.8	1.8
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	485,000,000	482.0	—	251,163	15.0	—	—	—	—	15.0
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(1.8)	—	—	(1.8)
Cumulative 5.50% dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(4.3)	—	—	(4.3)
Dividends paid to common stockholders	—	—	—	—	—	—	(150.4)	—	—	(150.4)
Balance, March 31, 2023	485,000,000	$482.0	$8.8	181,788,431	$3,984.5	$88.8	$858.2	$(70.0)	$2.3	$4,863.8

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	4

Condensed Consolidated Statements of Cash Flows (Expressed in millions of U.S. dollars) (Unaudited)

Three months ended March 31,	2024	2023
Cash provided by (used in):
Operating activities:
Net income (loss)	$107.4	$(28.2)
Adjustments for items not affecting cash:
Depreciation and amortization	107.7	36.2
Share-based payments expense	15.1	12.2
Deferred income tax benefit	(9.8)	(2.9)
Unrealized foreign exchange loss	0.5	4.8
Gain on disposition of property, plant and equipment	(2.4)	(1.2)
Allowance for expected credit losses	3.2	—
Loss on redemption of Notes	—	3.3
Gain on remeasurement of investment upon acquisition	—	(1.4)
Amortization of debt issuance costs	3.7	0.9
Amortization of right-of-use assets	37.5	5.0
Other, net	3.7	0.8
Net changes in operating assets and liabilities	(141.8)	(86.8)
Net cash provided by (used in) operating activities	124.8	(57.3)
Investing activities:
Acquisition of IAA, net of cash acquired	—	(2,759.1)
Acquisition of VeriTread, net of cash acquired	—	(24.7)
Property, plant and equipment additions	(45.2)	(23.5)
Proceeds on disposition of property, plant and equipment	0.5	1.4
Intangible asset additions	(28.4)	(16.9)
Repayment of loans receivable	0.9	0.7
Issuance of loans receivable	(4.4)	(0.9)
Other	(0.9)	—
Net cash used in investing activities	(77.5)	(2,823.0)
Financing activities:
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	—	496.9
Dividends paid to common stockholders	(49.3)	(150.4)
Dividends paid to Series A Senior Preferred shareholders	(8.5)	(4.9)
Proceeds from exercise of options and share option plans	22.1	0.7
Payment of withholding taxes on issuance of shares	(10.4)	(10.0)
Net increase (decrease) in short-term debt	11.7	(5.4)
Proceeds from long-term debt	—	3,175.0
Repayment of long-term debt	(151.1)	(501.1)
Payment of debt issue costs	—	(38.7)
Repayment of finance lease and equipment financing obligations	(6.5)	(3.6)
Proceeds from equipment financing obligations	1.1	—
Net cash (used in) provided by financing activities	(190.9)	2,958.5
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(6.9)	2.9
(Decrease) Increase	(150.5)	81.1
Beginning of period	747.9	625.9
Cash and cash equivalents, and restricted cash, end of period	$597.4	$707.0
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	5

1. Description of Business and Basis of Preparation
Description of Business
RB Global, Inc. and its subsidiaries (collectively referred to as the “Company”, “RB Global”, “we”, “us”, or “our”) is a leading, omnichannel marketplace that provides value-added insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles worldwide. The Company has auction sites in 13 countries and a digital platform to serve customers in more than 170 countries across a variety of asset classes, including automotive, commercial transportation, construction, government surplus, lifting and material handling, energy, mining and agriculture.
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

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated interim financial statements follow the same accounting policies and methods of application as our most recent annual audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows and changes in temporary equity and stockholders' equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Unless otherwise indicated, all amounts in the following tables are in millions except share and per share amounts.
2. Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require enhanced annual disclosures regarding rate reconciliations and expanded disclosures of income taxes paid information. The amendments are effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require enhanced disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). The amendments are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

RB Global, Inc.	6

3. Business Combinations
(a)IAA Acquisition
On March 20, 2023, the Company completed its acquisition of IAA, Inc. ("IAA") for a total purchase price of approximately $6.6 billion. The Company acquired IAA to create a leading omnichannel marketplace for vehicle buyers and sellers.
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
The purchase price was determined as follows:

Cash consideration	$1,714.2
Fair value of common shares issued	3,712.9
Fair value of exchanged IAA equity awards attributable to pre-combination service	13.1
Reimbursement of sell-side acquisition costs	48.8
Repayment of IAA net debt	1,157.1
Total fair value of consideration transferred	$6,646.1

RB Global, Inc.	7

3. Business Combinations (Continued)
The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed.
IAA Purchase Price Allocation

Purchase price	$6,646.1

Assets acquired:
Cash and cash equivalents	166.6
Trade and other receivables	497.3
Inventory	57.1
Other current assets	28.0
Income taxes receivable	0.6
Property, plant and equipment	618.5
Operating lease right-of-use assets	1,289.7
Other non-current assets	34.8
Intangible assets	2,712.1

Liabilities assumed:
Auction proceeds payable	60.7
Trade and other liabilities	257.0
Current operating lease liability	77.5
Income taxes payable	3.5
Long-term operating lease liability	1,192.7
Other non-current liabilities	24.3
Deferred tax liabilities	689.5

Fair value of identifiable net assets acquired	3,099.5
Goodwill acquired on acquisition	$3,546.6
The following table summarizes the final fair values of the identifiable intangible assets acquired:

Asset	Fair value at acquisition	Weighted average amortization period
Customer relationships	$2,293.5	15 years
Developed technology	245.2	4 years
Trade names and trademarks	166.6	5 years
Software under development	6.8	—
Total	$2,712.1	13.4 years
There were no material measurement period adjustments recorded during the three months ended March 31, 2024.
Goodwill relates to synergies expected to be achieved from the operations of the combined company, the assembled workforce of IAA, and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and systems. The transaction is considered a non-taxable business combination and the goodwill is not deductible for tax purposes.

RB Global, Inc.	8

3. Business Combinations (Continued)
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
Concurrently, the Company entered into a put/call agreement with one of the minority unitholders of VeriTread for its remaining units, another 21% ownership interest. Pursuant to this agreement, the minority unitholder has rights, in certain circumstances, to put or sell its remaining units of VeriTread to the Company, subject to VeriTread achieving certain performance targets at a predetermined value or fair value, depending on the timing and targets achieved. The Company also has the right to call or purchase the remaining units of the minority unitholder upon achievement of certain integration milestones at fair value. The redeemable non-controlling interest is classified in temporary equity on the interim condensed consolidated balance sheet, as the minority unitholder of VeriTread can put the remaining units to the Company for cash upon the achievement of certain performance targets, which is not within the control of the Company and is considered probable. On the acquisition date the Company determined that redemption of the redeemable non-controlling interest is probable. An additional non-controlling interest of 4% held in VeriTread is classified within equity as that interest does not contain put/call options.
The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed.
VeriTread Purchase Price Allocation

Purchase price	$32.4

Fair value of identifiable net assets acquired	17.9
Redeemable non-controlling interest	(8.9)
Non-controlling interest	(1.8)

Goodwill acquired on acquisition	$25.2

The fair value of identifiable net assets acquired consists of cash and cash equivalents of $3.4 million, trade and other receivables and other current assets of $0.9 million, trade and other liabilities of $1.1 million, and identifiable intangible assets of $14.7 million, as summarized in the following table:

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

RB Global, Inc.	9

4. Segment Information
The Company’s principal business activity is the management and disposition of used commercial equipment, vehicles and other durable assets. The Company has one operating and reportable segment which reflects the manner in which the CODM, the Company's Chief Executive Officer, reviews and assesses the performance of the business and allocates resources. The CODM does not evaluate the performance of the Company or allocate resources at any level below the consolidated level or based on the Company's assets and liabilities.
The Company’s geographic breakdown of total revenue by location based on auction activity is as follows:

Total revenue for the three months ended:	United States	Canada	Europe	Australia	Other	Consolidated
March 31, 2024	$791.2	$142.4	$87.1	$27.6	$16.4	$1,064.7
March 31, 2023	360.1	68.3	50.7	19.1	14.2	512.4
5. Revenue

The Company’s revenue from the rendering of services and the sale of inventory is as follows:

	Three months ended March 31,
	2024	2023
Commissions	$227.4	$130.6
Buyer fees	502.7	140.7
Marketplace services revenue	119.0	72.3
Total service revenue	849.1	343.6

Inventory sales revenue	215.6	168.8
Total revenue	$1,064.7	$512.4
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
During the three months ended March 31, 2024, approximately 23% of consolidated revenues were associated with vehicles supplied by the Company's three largest provider customers.

RB Global, Inc.	10

6. Operating Expenses
Acquisition-Related and Integration Costs
Acquisition-related and integration costs consist of operating expenses incurred in connection with business combinations, such as due diligence, advisory, legal, integration, severance, acceleration of share-based payments expense and share-based continuing employment costs. Integration costs primarily include costs with third-party consultants to support integration activities to achieve cost synergies and integration goals.

	Three months ended March 31,
	2024	2023
IAA
Financing	$—	$30.0
Severance	5.2	14.0
Integration	5.4	5.1
Acceleration of share-based payments expense	0.9	5.0
Legal	—	9.5
Investment banking, consulting and other acquisition-related costs	1.1	61.6
	12.6	125.2

Other acquisitions	0.2	1.0
Total acquisition-related and integration costs	$12.8	$126.2
Depreciation and Amortization

	Three months ended March 31,
	2024	2023
Depreciation	$24.9	$11.5
Amortization	82.8	24.7
	$107.7	$36.2
7. Income Taxes

Income tax expense for interim periods is based upon an estimate of the annual effective tax rate, adjusted for the effects of any significant and infrequent or unusual items required to be discretely recognized within the current interim period. The estimate reflects, among other items, management’s best estimate of operating results. It does not include the estimated impact of foreign exchange rates or unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The variance in the Company's effective tax rate of 23.2% for the three months ended March 31, 2024 and the statutory federal and provincial tax rate in British Columbia, Canada of 27.0% relates primarily to estimated income taxed in jurisdictions with lower tax rates, deductions for share-based payments in excess of the related book expense, and a benefit related to Foreign-Derived Intangible Income ("FDII"). Partially offsetting these decreases were the estimated effect of non-deductible expenses.
The Canada Revenue Agency (“CRA”) has been conducting audits of the Company’s 2014, 2015, 2018, and 2020 taxation years. If the CRA challenges the manner in which the Company has filed its tax returns and reported its income with respect to any of the audits, the Company will have the option to appeal any such decision. While the Company believes it is, and has been, in full compliance with Canadian tax laws and expects to vigorously contest any proposed assessments or any notice of assessments or reassessments received from the CRA, the Company is unable to predict the ultimate outcome of these audits and the final disposition of any appeals pertaining to such audits. If the CRA makes an adverse determination and the Company is unsuccessful in appealing such determination reflected in any assessment or reassessment, then the Company could incur additional income taxes, penalties, and interest, which could have a material negative effect on its operations.

RB Global, Inc.	11

7. Income Taxes (continued)
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
8. Earnings (Loss) Per Share Available to Common Stockholders
Basic earnings per share ("EPS") available to common stockholders has been calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS available to common stockholders was calculated by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding, if the potentially dilutive securities had been issued.
Potentially dilutive securities include unvested performance based restricted share units ("PSUs"), unvested restricted share units ("RSUs"), outstanding stock options and stock committed under the Employee Stock Purchase Plan. The dilutive effect of potentially dilutive securities is reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

	Three months ended March 31,
	2024	2023
Net income (loss) available to common stockholders	$97.1	$(34.2)

Denominator:
Basic weighted average share outstanding	183,059,321	120,487,251
Effect of dilutive securities:
Share units	825,864	—
Stock options and ESPP	695,869	—
Diluted average shares outstanding	184,581,054	120,487,251

Earnings (loss) per share available to common shares:
Basic	$0.53	$(0.28)
Diluted	$0.53	$(0.28)

RB Global, Inc.	12

9. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

Three months ended March 31,	2024	2023
Trade and other receivables	$(220.0)	$(104.3)
Prepaid consigned vehicle charges	6.4	(14.2)
Inventory	(13.0)	(46.4)
Advances against auction contracts	4.4	1.0
Prepaid expenses and deposits	(9.4)	(6.3)
Income taxes receivable	(4.8)	(16.0)
Auction proceeds payable	165.0	118.2
Trade and other liabilities	(62.1)	38.9
Income taxes payable	25.0	(40.8)
Operating lease obligations	(33.7)	(10.9)
Other	0.4	(6.0)
Net changes in operating assets and liabilities	$(141.8)	$(86.8)
Interest and Tax Payments

Three months ended March 31,	2024	2023
Interest paid, net of interest capitalized	$85.6	$20.4
Interest received	6.6	6.3
Net income taxes paid	23.0	50.9

Non-cash purchase of property, plant and equipment under finance lease	2.3	4.9
Non-cash operating right of use assets obtained in exchange for new lease obligations	27.6	1.4
10. Fair Value Measurement
The following table summarizes the fair values of the Company's financial instruments that are not carried at fair value on the consolidated balance sheets, as well as derivative financial assets that are required to be measured at fair value on a recurring basis:

		March 31, 2024		December 31, 2023
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$41.4	$41.3	$37.7	$37.6
Derivative financial assets	Level 2	0.1	0.1	0.4	0.4
Long-term debt
2023 Secured Notes	Level 1	543.6	560.0	543.2	565.1
2023 Unsecured Notes	Level 1	789.8	837.0	789.5	848.0
Term loans	Level 2	1,592.8	1,605.1	1,743.1	1,758.1
The fair value of the loans receivable with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The carrying values of the term loans, before deduction of deferred debt issuance costs, approximate their fair values as the interest rates on the loans are short-term in nature. The fair values of the senior secured and unsecured notes are determined by reference to a quoted market price traded in an over-the-counter broker market.
The fair values of the derivative financial assets, which consist of forward currency contracts, are determined using observable Level 2 inputs, including foreign currency spot exchange rates and forward pricing curves. The fair value considers the credit risk of the Company and its counterparties.

RB Global, Inc.	13

10. Fair Value Measurement (Continued)
At March 31, 2024, the Company has a $5.3 million (December 31, 2023: $5.2 million) contingent consideration liability in relation to a previous acquisition, which is recorded at fair value at the end of each reporting period.
11. Derivative Financial Instruments
The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on specific monetary loan receivables and significant intercompany balances. The gross total notional amount of forward currency contracts as of March 31, 2024 is $38.9 million (December 31, 2023: $33.9 million). During the three months ended March 31, 2024, an unrealized loss of $0.3 million (three months ended March 31, 2023: $0.2 million) was recognized within foreign exchange loss in the condensed consolidated income statement.
12. Trade and Other Receivables
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables.

	March 31, 2024	December 31, 2023
Advanced charges receivable	$354.5	$374.7
Trade accounts receivable	559.7	315.8
Consumption taxes receivable	12.1	21.1
Loans receivable	22.4	21.8
Other receivables	4.3	4.5
Trade and other receivables, gross	953.0	737.9
Less: allowance for credit losses	(8.4)	(6.4)
Trade and other receivables, net	$944.6	$731.5
The following table presents the activity in the allowance for expected credit losses for the three months ended March 31, 2024:

Balance at December 31, 2023	$6.4
Current period provision	3.2
Write-offs charged against the allowance	(1.2)
Balance at March 31, 2024	$8.4
Loans Receivable
The Company participates in certain financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The loans receivable balance at March 31, 2024 was $41.4 million, of which $22.4 million is recorded in trade and other receivables and $19.0 million in non-current assets (December 31, 2023: $37.7 million, of which $21.8 million was recorded in trade and other receivables and $15.9 million in non-current assets). The expected credit loss allowance is not significant.

RB Global, Inc.	14

13. Trade and Other Liabilities

	March 31, 2024	December 31, 2023
Accrued liabilities	$210.3	$294.5
Trade payables	138.8	138.9
Book overdrafts	134.2	129.1
Deferred revenue	21.2	17.5
Taxes payable	70.1	63.7
Current portion of finance leases and equipment financing obligations	22.8	24.4
Share unit liabilities	8.9	7.6
Other payables	12.3	10.1
	$618.6	$685.8
Book overdrafts represent outstanding checks and other outstanding disbursements in excess of funds on deposit. Taxes payable includes value added tax and sales tax.
14. Debt

		Carrying amount
	Weighted Average Interest Rate % [1]	March 31, 2024	December 31, 2023
Short-term debt		$24.8	$13.7

Long-term debt:
Term loans (maturing September 2026):
Term Loan A Facility loan denominated in Canadian dollars, secured ("CAD TLA Facility")	7.89%	80.1	83.1
Term Loan A Facility loan denominated in US dollars, secured ("USD TLA Facility")	7.94%	1,525.0	1,675.0
Less: unamortized debt issuance costs		(12.3)	(15.0)

Senior secured and unsecured notes:
6.75% Senior secured notes due in March 2028 (the "2023 Secured Notes")		550.0	550.0
Less: unamortized debt issuance costs		(6.4)	(6.8)
7.75% Senior unsecured notes due in March 2031 (the "2023 Unsecured Notes")		800.0	800.0
Less: unamortized debt issuance costs		(10.2)	(10.5)
Total long-term debt		2,926.2	3,075.8

Total debt		$2,951.0	$3,089.5

Long-term debt:
Current portion		$4.4	$14.2
Non-current portion		2,921.8	3,061.6
Total long-term debt		$2,926.2	$3,075.8
1 The weighted average interest rate reflects the rate at the end of the period for the debt outstanding

RB Global, Inc.	15

14. Debt (continued)
At March 31, 2024, the Company had unused committed revolving credit facilities aggregating $712.8 million that are available until September 2026, subject to certain covenant restrictions and unused uncommitted revolving credit facilities aggregating $5.0 million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at March 31, 2024.
Short-term Debt
Short-term debt is comprised of drawings in different currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 7.4% at March 31, 2024 (December 31, 2023: 5.4%).
Long-term Debt
a)Term Loans

During 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of a facility denominated in US dollars (“USD TLA Facility”) and a facility denominated in Canadian dollars (“CAD TLA Facility”). The Credit Agreement matures on September 21, 2026.
On March 20, 2023, with the closing of the acquisition of IAA, the USD TLA Facility was funded for $1.8 billion and the existing delayed-draw term facility of CAD $115.9 million was refinanced and converted to the CAD TLA Facility. The TLA Facility loans are subject to quarterly installments of 1.25% of principal, with the balance payable at maturity. During the three months ended March 31, 2024, the Company repaid $150.0 million of principal on the USD TLA Facility. As of March 31, 2024, there are no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt.
b)Senior Secured and Unsecured Notes
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
Interest on the 2023 Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year, and began on September 15, 2023. The 2023 Secured Notes are jointly and severally guaranteed on a senior secured basis and the 2023 Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
15. Temporary Equity, Equity and Dividends
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
The Series A Senior Preferred Shares are convertible into common stock and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions and which is $71.58 per share as of March 31, 2024. The Series A Senior Preferred Shares carry an initial 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option (“Preferential Dividends”), and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor (“Participating Dividends”).

RB Global, Inc.	16

15. Temporary Equity, Equity and Dividends (continued)
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at March 31, 2024.
Holders of the Series A Senior Preferred Shares are entitled to vote together with the common shares on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law.
Redeemable Non-controlling Interest
Redeemable non-controlling interest relates to a put/call agreement with one of the minority unitholders of VeriTread under which the holder can put its remaining 21% interest in VeriTread to the Company if certain performance targets are met. At March 31, 2024 the Company assessed that redemption of the redeemable non-controlling interest remains probable and that there has been no material change to the estimated redemption value.
Dividends
Declared and Paid
The Company declared and paid the following dividends to common stockholders during the three months ended March 31, 2024 and 2023:
Common Stock

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Three months ended March 31, 2024:
Fourth quarter 2023	January 19, 2024	$0.27	February 9, 2024	$49.3	March 1, 2024

Three months ended March 31, 2023:
Special Dividend	March 6, 2023	$1.08	March 17, 2023	$120.4	March 28, 2023
Fourth quarter 2022	January 13, 2023	$0.27	February 10, 2023	$30.0	March 3, 2023
Preferred Stock
During the three months ended March 31, 2024, the Company recorded Preferential Dividends of $6.7 million to the holders of the Series A Senior Preferred Shares (three months ended March 31, 2023: $4.3 million). At March 31, 2024, of the $6.7 million, $5.6 million has been paid and $1.1 million is accrued and unpaid.
During the three months ended March 31, 2024, the Company recorded and paid Participating Dividends of $1.8 million to the holders of the Series A Senior Preferred Shares (three months ended March 31, 2023: $1.8 million).
Declared and Undistributed
Subsequent to March 31, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.27 cents per common share, payable on June 20, 2024 to common stockholders of record on May 29, 2024.
Foreign Currency Translation Reserve
Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature, which generated net loss of $4.3 million, for the three months ended March 31, 2024 (three months ended March 31, 2023: net income of $1.3 million).

RB Global, Inc.	17

16. Share-based Payments
Share-based payments consist of the following compensation costs:

	Three months ended March 31,
	2024	2023
Selling, general and administrative:
Stock option compensation expense	$1.5	$2.6
Equity-classified share units	8.3	3.5
Liability-classified share units	1.3	—
Employee share purchase plan	2.9	0.6
	14.0	6.7
Acquisition-related and integration costs:
Acceleration of share-based payments expense	0.9	5.0
Share-based continuing employment costs	0.2	1.0
	1.1	6.0
	$15.1	$12.7
Stock Options
There were no stock options granted during the three months ended March 31, 2024.
Share Unit Plans
Share unit activity for the three months ended March 31, 2024 is presented below:

	Equity-classified awards						Liability-classified awards
	PSUs with Performance Conditions		PSUs with Market Conditions		RSUs		DSUs
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2023	415,429	$58.35	174,260	$74.83	539,671	$53.64	100,560	$38.36
Granted	139,194	75.13	138,421	120.42	265,547	75.23	5,112	69.56
Vested and settled	(114,315)	58.79	—	—	(187,744)	53.59	(3,743)	59.03
Forfeited	(291)	57.70	—	—	(18,868)	54.94	(32)	59.03
Outstanding at March 31, 2024	440,017	$63.54	312,681	$95.01	598,606	$63.19	101,897	$39.16
______________________________________________________________
The total market value of liability-classified share units settled in cash during the three months ended March 31, 2024 was $0.2 million (three months ended March 31, 2023: nil).
PSUs
In March 2024, the Company granted 276,276 PSUs that are equity-settled to executives and senior employees, half of which vest based on performance conditions and half of which vest based on market conditions, conditional upon the Company's total shareholder return relative to a peer group. The PSU's granted have a three year vesting period beginning on January 1, 2024.

RB Global, Inc.	18

16. Share-based Payments (continued)
The fair value of PSUs with performance vesting conditions was estimated on the grant date using the closing market price of the Company's common shares listed on the NYSE. The fair value of PSUs with market vesting conditions was estimated on the grant date using a Monte Carlo simulation model and was $120.49 per unit.
The significant assumptions used to estimate the fair value of the PSUs with market vesting conditions are presented in the following table:

Three months ended March 31,	2024
Risk free interest rate	4.5%
Expected lives of the PSUs	3 years
Expected volatility	32.2%
Average expected volatility of comparable companies	48.3%
RSUs
During the three months ended March 31, 2024, the Company granted 263,930 RSUs that are equity-settled and not subject to market vesting conditions. The fair value per RSU was estimated on its grant date using the market close price of the Company's common shares listed on the NYSE.
17. Leases
The Company enters into commercial leases for various properties used for auctions or offices, the majority of which are non-cancellable. The Company also has operating leases for computer equipment, motor vehicles and small office equipment. With the exception of one lease expiring in 2092, the majority of the Company’s operating leases have a fixed term with a remaining life between two months and 20 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options.
The Company also enters into finance lease arrangements for certain vehicles, computer and yard equipment, fixtures, and office furniture, the majority of these leases have a fixed term with a remaining life of one month to five years with renewal options included in the contracts.
The Company’s breakdown of its lease expense is as follows:

	Three months ended March 31,
	2024	2023
Operating lease cost	$60.8	$13.1
Finance lease cost
Amortization of leased assets	2.7	5.3
Interest on lease liabilities	0.4	0.4
Short-term lease cost	5.4	3.4
Sublease income	(0.2)	(0.1)
	$69.1	$22.1

RB Global, Inc.	19

18. Contingencies
Legal and Other Claims

On July 31, 2023, Ann Fandozzi informed the Company’s Board of her intention to resign from her position as the Company’s Chief Executive Officer due to a disagreement with the Company regarding her compensation as Chief Executive Officer, as discussed in the Company’s August 2, 2023 press release. The Board accepted her verbal resignation and interpreted her subsequent conduct as affirmation of her resignation. The Company advised Ms. Fandozzi that it was accepting her resignation effective immediately and waiving any written procedural notice requirements under the Employment Agreement by and between Ritchie Bros. Auctioneers (Canada) Ltd. and Ms. Fandozzi, dated December 14, 2019. Ms. Fandozzi disputes that she tendered her resignation. The parties have agreed to mediate the dispute and the matter may take months to resolve. On February 21, 2024, Ms. Fandozzi resigned from the Company’s Board.

During the three months ended March 31, 2024, the Company recorded an expense of $1.3 million reflecting changes to the estimated fair value of certain share-based payment awards. Any changes to the estimated payment amount as a result of the settlement of the matter could be material.

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
At March 31, 2024, there were $79.7 million of assets guaranteed under contract, of which 98% is expected to be sold prior to June 30, 2024, with the remainder to be sold by June 30, 2025 (at December 31, 2023: $67.5 million of which 70% was expected to be sold prior to the end of March 31, 2024 with the remainder to be sold by December 31, 2024).
The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

RB Global, Inc.	20

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
While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which are available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.
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
In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable U.S. GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within this document (refer to pages 32-37).
Overview
RB Global, Inc. and its subsidiaries (collectively referred to as “RB Global”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is a leading global marketplace that connects sellers and buyers of commercial assets and vehicles. Through our omnichannel platform we facilitate transactions for customers in primarily the automotive, construction, and commercial transportation sectors. We also serve customers in the agriculture, energy, and natural resources sectors, as well as government entities. Our customers primarily include automotive insurance companies, as well as end users, dealers, fleet owners, and original equipment manufacturers (“OEMs”)
1 GTV represents total proceeds from all assets sold at our auctions, online marketplaces or from private brokerage services. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in our consolidated financial statements.

RB Global, Inc.	21

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
Macroeconomic Conditions and Trends
Certain macroeconomic conditions and trends have impacted our business and operating costs. Trends that drove the strong consignment market for commercial assets and vehicles equipment have started to normalize. We continue to experience inflationary pressures on our business through elevated operating costs, and we are also exposed to interest rate volatility on our variable rate long-term debt totaling approximately $1.6 billion. Continued interest rate volatility may also impact our customers' preferences around disposal services and their ability to finance equipment or other assets.
Service Offerings
We offer our customers multiple distinct, complementary, multi-channel brand solutions that address the range of their buying and selling needs for commercial assets, vehicles and other types of assets. Our global customer base has a variety of transaction options, breadth of services, and the widest selection of used assets available to them. For a complete listing of channels and brand solutions available, please refer to our annual report on Form 10-K for the year ended December 31, 2023, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.
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

RB Global, Inc.	22

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
Performance Overview and Consolidated Results
Net income (loss) available to common stockholders for the first quarter of 2024 increased 384% to $97.1 million in income, from a $34.2 million loss for the first quarter of 2023. Diluted earnings (loss) per share (“EPS”) available to common stockholders increased 289% to $0.53 earnings per share in the first quarter of 2024, from $0.28 loss per share in the first quarter of 2023. Diluted adjusted EPS available to common stockholders increased 58% to $0.90 per share in the first quarter of 2024 compared to $0.57 per share in the first quarter of 2023.
For the first quarter of 2024 as compared to the first quarter of 2023, which includes the financial results of IAA since its acquisition on March 20, 2023:
•Total GTV increased 115% to $4.1 billion, which includes $2.3 billion from IAA
•Total revenue increased 108% to $1.1 billion, which includes $588.6 million from IAA
◦Service revenue increased 147% to $849.1 million, which includes $516.9 million from IAA
◦Inventory sales revenue increased 28% to $215.6 million, which includes $71.7 million from IAA
•Net income increased 481% to $107.4 million
•Adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") increased 150% to $331.0 million
•Cash on hand was $597.4 million, of which $462.8 million was unrestricted

RB Global, Inc.	23

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated. The financial results for the three-month period ended March 31, 2023 include the financial results of IAA for the 11-day period since its acquisition on March 20, 2023.

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023
Service revenue	$849.1	$343.6	147%
Inventory sales revenue	215.6	168.8	28%
Total revenue	1,064.7	512.4	108%
Costs of services	353.0	76.4	362%
Cost of inventory sold	196.6	151.5	30%
Selling, general and administrative	198.1	148.2	34%
Acquisition-related and integration costs	12.8	126.2	(90)%
Depreciation and amortization	107.7	36.2	198%
Total operating expenses	868.2	538.5	61%
Gain on disposition of property, plant and equipment	2.4	1.2	100%
Operating income (loss)	198.9	(24.9)	899%
Net income (loss)	107.4	(28.2)	481%
Net income (loss) available to common stockholders	97.1	(34.2)	384%
Effective tax rate	23.2%	24.8%	(160)bps

Total GTV	$4,077.4	$1,899.2	115%
Service GTV	3,861.8	1,730.4	123%
Inventory GTV	215.6	168.8	28%

Inventory return	$19.0	$17.3	10%
Inventory rate	8.8%	10.2%	(140)bps
The following table presents the selected results of RBA and IAA for the current quarter:

	Three months ended March 31, 2024
(in U.S. dollars in millions, except percentages)	RBA	IAA	Total
Commissions	$137.1	$90.3	$227.4
Buyer fees	109.0	393.7	502.7
Marketplace services revenue	86.1	32.9	119.0
Total service revenue	332.2	516.9	849.1
Inventory sales revenue	143.9	71.7	215.6
Total revenue	$476.1	$588.6	$1,064.7

Service GTV	$1,648.3	$2,213.5	$3,861.8
Inventory GTV	143.9	71.7	215.6
Total GTV	$1,792.2	$2,285.2	$4,077.4

Total service revenue take rate	18.5%	22.6%	20.8%

RB Global, Inc.	24

Total GTV
Total GTV increased 115% to $4.1 billion in the first quarter of 2024, of which IAA accounted for 90% of the increase. Excluding IAA, total GTV increased 13% to $1.8 billion in the first quarter of 2024.
The following table summarizes our total GTV by geography for the periods indicated:

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023
United States	$3,261.8	$1,400.9	133%
Canada	553.5	291.9	90%
International	262.1	206.4	27%
Total GTV	$4,077.4	$1,899.2	115%
In the first quarter of 2024, total GTV increased year-over-year, primarily driven by the inclusion of GTV from IAA, since its acquisition March 20, 2023, for a full quarter compared to an 11-day period in the prior year. IAA contributed $2.0 billion of the total GTV increase in the quarter generating strong volumes in the automotive sector primarily across North America. Excluding IAA, the increase in total GTV was mainly driven by higher lot volumes from our strategic accounts team, most notably in the United States, partially offset by lower price per lot sold due to the asset mix and lower price realization. In the United States, we saw higher total GTV from strong execution by our strategic accounts and from favorable performances year-over-year at our auction events, which included significant volume this quarter from a large consignor contract in the transportation sector following its bankruptcy. In Canada, we also saw stronger year-over-year performances at our auction events driven by a higher volume of imports from the United States and Europe, and in International, favorable year-over-year performances were primarily driven by a larger scale auction event held in Europe.
Total Revenue
Total revenue increased 108% to $1.1 billion in the first quarter of 2024, with total service revenue increasing by 147% and inventory sales revenue increasing by 28%. IAA contributed $508.7 million, or 92% of the increase in total revenue in the first quarter of 2024. Excluding IAA, total revenue increased 10% to $476.1 million for the first quarter of 2024, with total service revenue increasing by 20%, offset by a decrease in inventory sales revenue by 8%.
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
The following table summarizes key components of total service revenue for the periods indicated:

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023
Commissions	$227.4	$130.6	74%
Buyer fees	502.7	140.7	257%
Marketplace services revenue	119.0	72.3	65%
Total service revenue	$849.1	$343.6	147%
In the first quarter of 2024, service GTV increased 123% to $3.9 billion, partly due to the inclusion of IAA for a full quarter as IAA contributed $1.9 billion, or 90%, of the total increase in service GTV. Excluding IAA, we also saw strong performances in the commercial construction and transportation sector, primarily in the United States and Canada.

RB Global, Inc.	25

In the first quarter of 2024, total service revenue increased 147%, with buyer fees increasing 257%, commissions revenue increasing 74%, and marketplace services revenue increasing 65%.
Buyer fees increased 257% primarily due to the inclusion of IAA for a full quarter compared to the 11-day period in the prior year. IAA contributed $340.4 million, or 94%, of the increase in total buyer fees. Excluding IAA, buyer fees increased in line with higher total GTV. We also saw higher buyer fees from a change in our buyer fee structure implemented in early 2024 across all regions and from a higher proportion of low value lots sold, primarily in North America.
Commissions revenue increased 74%, less than the 123% increase in service GTV, mainly due to the inclusion of IAA as IAA earns lower commission rates on service GTV through its fixed fee commission contracts with its consignors. IAA contributed $77.8 million, or 80%, of the increase in commissions revenue. Excluding IAA, we saw softer straight commission rate performances in the United States as a result of an increase in volumes sold by our strategic accounts team.
Marketplace services revenue increased 65% in the first quarter of 2024, partly driven by the inclusion of IAA. IAA contributed $31.5 million, or 68% of the increase in marketplace services revenue, which includes revenues from salvage buyer services, title and liens processing and buyer subscription fees. Excluding IAA, we saw higher marketplace services revenue primarily from higher transportation services provided to a large consignor contract in the transportation sector in the United States. We also saw higher document fee revenue from a higher volume of titled lots sold, and higher online listing fee revenue from an increase in online listings.
Inventory Sales Revenue
In the first quarter of 2024, inventory sales revenue increased 28% due to the inclusion of IAA for a full quarter, which contributed 126% of the increase. Excluding IAA, inventory sales revenue decreased due to a lower mix of inventory contracts, primarily in the United States, partially offset by an increase in inventory sales revenue in Canada driven by several large contracts, mainly in the commercial construction and transportation sector.
Costs of Services
In the first quarter of 2024, costs of services increased 362% to $353.0 million, primarily due to the inclusion of IAA for a full quarter, which accounted for 95% of the increase. Cost of services for IAA includes direct expenses at auction yards which conduct regular weekly events, including employee compensation expenses, building and facility costs including operating lease costs for auction sites, as well as costs to provide title, search and towing services to buyers. Excluding IAA, cost of services primarily increased due to higher costs to provide transportation services and costs paid to a third party as part of a profit sharing arrangement in connection with a large consignor contract in the transportation sector in the United States.
Cost of Inventory Sold
In the first quarter of 2024, cost of inventory sold increased 30% to $196.6 million, primarily in line with a 28% increase in inventory sales revenue. Cost of inventory sold increased at a higher rate than the increase in sales revenue mainly driven by softer performance on our inventory contracts in North America, partially offset by higher inventory rates on assets sold through our GovPlanet business.
Selling, General and Administrative
In the first quarter of 2024, selling, general and administrative expenses increased 34% to $198.1 million, mainly due to the inclusion of IAA for a full quarter, which contributed 75% of the increase, and primarily relates to employee compensation expenses, technology costs and professional fees. Excluding IAA, the remaining increase was primarily driven by higher employee compensation expenses, mainly from higher share-based payments expense due to timing and increase in the fair value of stock awards granted, as well as higher employee benefit costs due to changes in our benefit plans as part of the IAA integration. We also saw wages and salaries increase, primarily from investments in our sales coverage teams and business operations to grow our market share. Technology costs were also higher in the current quarter as we continue to modernize our operations and technology platforms through use of cloud environments. These increases were partially offset by lower travel, advertising and promotion costs primarily due to lower activity and attendance at conferences and events, as well as due to timing.
Acquisition-related and Integration Costs
In the first quarter of 2024, acquisition-related and integration costs decreased 90% to $12.8 million, primarily given the non-repeat of significant acquisition-related costs, including investment banking and consulting costs, as well as financing fees and legal costs, incurred in early 2023 to effect the acquisition of IAA on March 20, 2023. In addition, we saw higher severance costs in the prior year due to the integration restructuring activities across functions from the IAA acquisition.
Operating Income (Loss)
For the first quarter of 2024, operating income increased 899% to $198.9 million from a loss of $24.9 million, primarily driven by the decrease in significant acquisition-related and integration costs as discussed above. In addition, the increase in operating income is

RB Global, Inc.	26

also significantly driven by the inclusion of operating income from IAA for a full quarter, compared to 11 days in the prior year. We also saw higher flow through from higher service revenue, partially offset by higher depreciation and amortization driven by the acquisition of IAA.
Income Tax Expense (Benefit) and Effective Tax Rate
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
For 2024, we estimate that our effective tax rate will be favorably impacted by a higher estimate of income taxed in jurisdictions with lower tax rates, a higher benefit related to Foreign-Derived Intangible Income ("FDII") and lower estimated non-deductible expenses as compared to 2023.

Our income tax expense for the first quarter of 2024 was $32.5 million, which included $2.1 million of net discrete benefits, consisting primarily of deductions for share-based payments in excess of book expense. Our income tax benefit for the first quarter of 2023 was $9.3 million, which included $4.8 million of net discrete tax benefits, consisting of deductions for share-based payments in excess of book expense and a benefit on the revaluation of opening deferred tax liabilities that increased our income tax benefit.
Net Income (Loss) Attributable to Controlling Interests
In the first quarter of 2024, net income attributable to controlling interests increased 481% to $107.4 million from a loss of $28.1 million, primarily driven by an increase in operating income, partially offset by higher interest expense in the current quarter due to timing of our debt financing to fund the acquisition of IAA, higher debt levels from the acquisition and a rise in interest rates. We also incurred higher income tax expense, as discussed above.
Diluted EPS
Diluted EPS available to common stockholders increased 289% to $0.53 per share for the first quarter of 2024, compared to a $0.28 loss per share for the first quarter of 2023. The increase was primarily due to the increase in net income attributable to controlling interests as discussed above, partially offset by an increase in the number of shares issued for the acquisition of IAA.
U.S. Dollar Exchange Rate Comparison
We conduct global operations in many different currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S. dollar	2024	2023	2024 over 2023
Period-end exchange rate - March 31,
Canadian dollar	0.7386	0.7410	—%
Euro	1.0798	1.0881	(1)%
British pound sterling	1.2625	1.2343	2%
Australian dollar	0.6521	0.6684	(2)%

Average exchange rate - Three months ended March 31,
Canadian dollar	0.7419	0.7397	—%
Euro	1.0861	1.0732	1%
British pound sterling	1.2683	1.2146	4%
Australian dollar	0.6579	0.6841	(4)%
In the first quarter of 2024, foreign exchange had an unfavorable impact on total revenue and a favorable impact on expenses when compared to the prior year quarter. These impacts were primarily due to the fluctuations in the British pound sterling, Canadian dollar, the Euro and the Australian dollar exchange rates relative to the U.S. dollar.

RB Global, Inc.	27

Non-GAAP Measures
As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.
Adjusted net income available to common stockholders increased 139% to $165.5 million in the first quarter of 2024.
Diluted adjusted EPS available to common stockholders increased 58% to $0.90 per share in the first quarter of 2024.
Adjusted EBITDA increased 150% to $331.0 million in the first quarter of 2024.
Refer to the non-GAAP measures section below on pages 32-37 for further information.
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
GTV by Sector
The following table illustrates the breakdown of total GTV by sector for the first quarter of 2024 compared to the same period in 2023.
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

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023
Automotive	$2,113.7	$331.7	537%
Commercial construction and transportation	1,562.8	1,190.0	31%
Other	400.9	377.5	6%
	$4,077.4	$1,899.2	115%
In the first quarter of 2024, total GTV compared to the first quarter of 2023 increased by 537% in the automotive sector, due to the inclusion of IAA for a full quarter. GTV increased by 31% in the commercial construction and transportation sector, mainly in the United States, primarily driven by an increase in lot volumes predominantly from our strategic accounts, partially offset by lower

RB Global, Inc.	28

selling prices driven by an unfavorable asset mix. GTV increased 6% in the other sector primarily from increased sales volumes in the agricultural sector.
Total Lots Sold by Sector
The following table illustrates the breakdown of total lots sold by sector for the first quarter of 2024, compared to the same period in 2023.

	Three months ended March 31,
			% Change
(in '000's of lots sold, except percentages)	2024	2023	2024 over 2023
Automotive	585.3	87.5	569%
Commercial construction and transportation	108.8	56.6	92%
Other	112.5	105.2	7%
	806.6	249.3	224%
In the first quarter of 2024, the total lots sold compared to the first quarter of 2023 increased by 569% in the automotive sector due to the inclusion of lots sold from IAA for a full quarter. Total lots sold increased by 92% in the commercial construction and transportation sector, mainly driven by a higher proportion of low value lots in the United States, as well as from the inclusion of IAA. Total lots sold increased 7% in the other sector primarily from the inclusion of IAA for a full quarter, driven by an increase in the sale of motorcycles.
Debt
We have a credit agreement, which is comprised of multicurrency revolving facilities and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of a facility denominated in US dollars (the "USD TLA Facility"), and a facility denominated in Canadian dollars (the "CAD TLA Facility"). The Credit Agreement matures on September 21, 2026.
The TLA Facility loans are subject to quarterly installments of 1.25% of principal, with the balance payable at maturity. During the three months ended March 31, 2024, the Company repaid $150.0 million of principal on the USD TLA Facility. As of March 31, 2024, there are no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt. We continue to seek opportunities to prepay our debt.
Credit facilities at March 31, 2024 and December 31, 2023 were as follows:

(in U.S. dollars in millions, except percentages)	March 31, 2024	December 31, 2023	% Change
Committed
CAD TLA Facility	$80.1	$83.1	(4)%
USD TLA Facility	1,525.0	1,675.0	(9)%
Revolving credit facilities	750.0	750.0	—%
Uncommitted
Revolving credit facilities	5.0	5.0	—%
Total credit facilities	$2,360.1	$2,513.1	(6)%
Unused
Revolving credit facilities	717.8	729.7	(2)%
Total credit facilities unused	$717.8	$729.7	(2)%

At March 31, 2024, of the $755.0 million in revolving credit facilities, $750.0 million relates to our syndicated credit facility, $712.8 million of which was unused, and $5.0 million relates to a foreign demand credit facility with no maturity date, all of which was unused.
At March 31, 2024, the Company also had $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (collectively, the "2023 Notes"). These 2023 Notes were used, along with the USD TLA Facility, to fund the acquisition of IAA, and accrue interest to

RB Global, Inc.	29

be paid in cash semi-annually in arrears. The 2023 Secured Notes are jointly and severally guaranteed on a senior secured basis and the 2023 Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
Debt Covenants
We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2024.
Our ability to borrow under the Credit Agreement is subject to compliance with financial covenants of a consolidated leverage ratio and a consolidated interest coverage ratio. In the event of sustained deterioration of global markets and economies, we expect the covenants pertaining to our leverage ratio would be the most restrictive to our ability to access funding under our Credit Agreement. We continue to evaluate courses of action to maintain current levels of liquidity and compliance with our debt covenants.
Liquidity and Capital Resources
Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to preferred equity holders, (ii) settlement of contracts with consignors and other suppliers, (iii) personnel expenditures, with a majority of bonuses paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments on short-term and long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances. In the current interest rate environment, the Company intends to continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations.
Our long-term cash requirements include scheduled principal repayments of long-term debt on the TLA Facility of $1.6 billion and the 2023 Notes of $1.4 billion, repayment of any drawn funds under our revolving credit facilities, as well as scheduled repayments of operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. For more information on our debt and leases, see "Item 1 – Financial Statements: Note 14 Debt" and "Item 1 – Financial Statements: Note 17 Leases," respectively, in our consolidated financial statements, as well as our audited consolidated financial statements for the year ended December 31, 2023.
Cash provided by operating activities can fluctuate significantly from period to period. We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $717.8 million, is sufficient to fund our current and planned operating activities.
Book overdrafts represent outstanding checks and other pending disbursements, which are in excess of cash account balances with a right of offset. The excess of such amounts is included within trade and other liabilities in our consolidated balance sheet.
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

RB Global, Inc.	30

Cash Flows

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023
Cash provided by (used in):
Operating activities	$124.8	$(57.3)	318%
Investing activities	(77.5)	(2,823.0)	(97)%
Financing activities	(190.9)	2,958.5	(106)%
Effect of changes in foreign currency rates	(6.9)	2.9	(338)%
Net decrease in cash, cash equivalents, and restricted cash	$(150.5)	$81.1	(286)%
Net cash provided by operating activities was $124.8 million in the first three months of 2024, as compared to net cash used in operating activities of $57.3 million in the first three months of 2023. Net cash provided by operating activities increased $182.1 million mainly due to net cash generated by higher net income from the inclusion of IAA income from operations for the full quarter and lower acquisition-related and integration costs, partially offset by higher interest expense and a decrease from the net change in operating assets and liabilities of $55.0 million. The increase in cash outflow from operating assets and liabilities was primarily driven by the timing, size and number of auctions, lower book overdrafts, and higher interest payments on our debt in the current quarter. Further net cash outflows were from higher operating lease payments and incentive-based employee compensation payments from the inclusion of IAA. The above increases in outflows were partially offset by lower tax payments due to the timing of tax installments, as well as the non-repeat of taxes paid in 2023 for the taxable gain portion on the sale of the Bolton property. In addition, we also saw lower cash outflows mainly due to timing of payments for certain large inventory packages in the prior year, prepaid consigned vehicle charges with the inclusion of IAA, and payments for trade and other payables.
Net cash used in investing activities was $77.5 million in the first three months of 2024, as compared to net cash used in investing activities of $2.8 billion in the first three months of 2023. The decrease is primarily due to cash used in the prior quarter to fund the acquisitions of IAA and VeriTread.
Net cash used in financing activities was $190.9 million in the first three months of 2024, as compared to net cash provided by financing activities of $3.0 billion in the first three months of 2023. The change is primarily driven by higher cash inflows in the prior quarter, as we raised $3.1 billion in debt to fund the acquisition of IAA through the TLA Facility and the 2023 Notes, net of debt issuance costs, and received $496.9 million in net proceeds from the issuance of the Series A Senior Preferred Shares and common stock. These decreases in cash inflows were partially offset by a $150.0 million principal debt repayment made on our USD TLA Facility during the quarter, as compared to the redemption of our 2016 Notes of $500.0 million in 2023. We also saw $101.1 million in lower dividends paid to common stockholders in the current quarter primarily due to the payment of a one-time special dividend in connection with the IAA acquisition in the first three months of 2023. In addition, we received higher proceeds from the exercise of stock options driven by a higher share price.
Dividend Information
We declared a dividend of $0.27 per common share for each of the quarters ended December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023. We have declared, but not yet paid, a dividend of $0.27 per common share for the quarter ended March 31, 2024. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.
Debt over Net Income
Debt at the end of the first quarter of 2024 represented 8.6 times net income at and for the twelve months ended March 31, 2024, compared to debt at the first quarter of 2023, which represented 28.6 times net income at and for the twelve months ended March 31, 2023. The decrease in this debt/net income multiplier was primarily due to higher net income from the inclusion of IAA's net income compared to only 11 days in the prior quarter, as well as slightly lower levels of debt driven by repayments of principal on our TLA Facility. The adjusted net debt/adjusted EBITDA was 2.0 times at and for the twelve months ended March 31, 2024, compared to 5.4 times at and for the twelve months ended March 31, 2023. The decrease in this debt/net income multiplier was due to the same reasons as discussed above.

RB Global, Inc.	31

Critical Accounting Policies, Judgments, Estimates and Assumptions
In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. At March 31, 2024, there were no material changes in our critical accounting policies, and there were no material changes in judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Following the recent changes in the Company's leadership team and integration with IAA, the Company reevaluated the metrics used to measure profitability and business performance. As a result, beginning in the first quarter of 2024, the Company will no longer report non-GAAP adjusted operating income and non-GAAP operating free cash flow.

RB Global, Inc.	32

Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders Reconciliation
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income (loss) available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income (loss) available to common stockholders that we do not consider to be part of our normal operating results. Please refer to pages 37-39 for a summary of adjusting items during the three months ended March 31, 2024 and March 31, 2023.
Adjusted net income available to common stockholders is calculated as net income (loss) available to common stockholders, excluding the effects of adjusting items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, executive transition costs and certain other items.
Net income (loss) available to common stockholders is calculated as net income (loss) attributable to controlling interests, less cumulative dividends on Series A Senior Preferred Shares and allocated earnings to participating securities.
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

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income (loss) available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2024	2023	2024 over 2023
Net income (loss) available to common stockholders	$97.1	$(34.2)	384%
Share-based payments expense	13.3	6.7	99%
Acquisition-related and integration costs	12.8	126.2	(90)%
Amortization of acquired intangible assets	69.6	16.6	319%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.8)	—	(100)%
Prepaid consigned vehicles charges	(2.1)	(12.4)	(83)%
Loss on redemption of the 2016 and 2021 Notes and certain related interest expense	—	3.3	(100)%
Other advisory, legal and restructuring costs	2.2	0.2	1000%
Executive transition costs	1.7	—	100%
Remeasurements in connection with business combinations	—	(2.9)	(100)%
Related tax effects of the above	(24.8)	(33.6)	(26)%
Related allocation of the above to participating securities	(2.5)	(0.7)	257%
Adjusted net income available to common stockholders	$165.5	$69.2	139%
Weighted average number of dilutive shares outstanding	184,581,054	120,487,251	53%
Diluted earnings (loss) per share available to common stockholders	$0.53	$(0.28)	289%
Diluted adjusted earnings per share available to common stockholders	$0.90	$0.57	58%

RB Global, Inc.	33

Adjusted EBITDA
We believe adjusted EBITDA provides useful information about the growth or decline of our net income (loss) when compared between different financial periods. We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and it provides management with the ability to monitor its controllable incremental revenues and costs.

Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense (benefit), and subtracting interest income from net income (loss), as well as adding back the adjusting items as described on pages 37-39.
The following table reconciles adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended March 31,
			% Change
			2024 over
(in U.S. dollars in millions, except percentages)	2024	2023	2023
Net income (loss)	$107.4	$(28.2)	481%
Add: depreciation and amortization	107.7	36.2	198%
Add: interest expense	63.9	20.9	206%
Less: interest income	(6.6)	(6.3)	5%
Add: income tax expense (benefit)	32.5	(9.3)	449%
EBITDA	304.9	13.3	2192%
Share-based payments expense	13.3	6.7	99%
Acquisition-related and integration costs	12.8	126.2	(90)%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.8)	—	(100)%
Remeasurements in connection with business combinations	—	(1.4)	(100)%
Prepaid consigned vehicles charges	(2.1)	(12.4)	(83)%
Other advisory, legal and restructuring costs	2.2	0.2	1000%
Executive transition costs	1.7	—	100%
Adjusted EBITDA	$331.0	$132.6	150%

RB Global, Inc.	34

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

	At and for the twelve months ended March 31,
					% Change
(in U.S. dollars in millions, except percentages)	2024		2023		2024 over 2023
Short-term debt	$24.8		$23.6		5%
Long-term debt	2,926.2		3,220.4		(9)%
Debt	2,951.0		3,244.0		(9)%
Less: cash and cash equivalents	(462.8)		(568.3)		(19)%
Adjusted net debt	2,488.2		2,675.7		(7)%
Net income	$341.6		$113.4		201%
Add: depreciation and amortization	423.7		109.2		288%
Add: interest expense	256.8		58.1		342%
Less: interest income	(22.3)		(12.7)		76%
Add: income tax expense	118.1		40.7		190%
EBITDA	1,117.9		308.7		262%
Share-based payments expense	52.2		38.3		36%
Acquisition-related and integration costs	102.7		153.8		(33)%
(Gain) loss on disposition of property, plant and equipment and related costs	(2.5)		2.9		(186)%
Remeasurements in connection with business combinations	—		(1.4)		(100)%
Prepaid consigned vehicles charges	(56.6)		(12.4)		356%
Other advisory, legal and restructuring costs	4.1		2.9		41%
Executive transition costs	13.7		—		100%
Adjusted EBITDA	$1,231.5		$492.8		150%
Debt/net income	8.6	x	28.6	x	(70)%
Adjusted net debt/adjusted EBITDA	2.0	x	5.4	x	(63)%

RB Global, Inc.	35

Adjusted Return and Adjusted ROIC Reconciliation
We believe that comparing adjusted ROIC on a trailing twelve-month basis for different financial periods provides useful information about the after-tax return generated by our investments. Adjusted ROIC is a measure used by management to determine how productively the Company uses its long-term capital to gauge investment decisions.
ROIC is calculated as reported return divided by average invested capital. Reported return is defined as net income attributable to controlling interests excluding the impact of net interest expense, tax effected at the Company’s adjusted annualized effective tax rate. Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital. Adjusted return is defined as reported return and adjusted for items that we do not consider to be part of our normal operating results, tax effected at the applicable tax rate. Adjusted average invested capital is calculated as average invested capital but excludes any long-term debt in escrow.
The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	At and for the twelve months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023
Net income attributable to controlling interests	$342.0	$113.4	202%
Add:
Interest expense	256.8	58.1	342%
Interest income	(22.3)	(12.7)	76%
Interest, net	234.5	45.4	417%
Tax on interest, net	(56.9)	(11.1)	413%
Reported return	$519.6	$147.7	252%

Add:
Share-based payments expense	52.2	38.3	36%
Acquisition-related and integration costs	102.7	153.8	(33)%
Amortization of acquired intangible assets	279.2	33.4	736%
(Gain) loss on disposition of property, plant and equipment and related costs	(2.5)	2.9	(186)%
Remeasurements in connection with business combinations	0.1	(2.9)	103%
Prepaid consigned vehicles charges	(56.6)	(12.4)	356%
Other advisory, legal and restructuring costs	4.1	2.9	41%
Executive transition costs	13.7	—	100%
Related tax effects of the above	(87.0)	(52.2)	67%
Adjusted return	$825.5	$311.5	165%

Short-term debt - opening balance	$23.6	$22.1	7%
Short-term debt - ending balance	24.8	23.6	5%
Average short-term debt	24.2	22.9	6%
Long-term debt - opening balance	3,220.4	1,582.0	104%
Less: long-term debt in escrow	—	(939.8)	(100)%
Adjusted opening long-term debt	3,220.4	642.2	401%
Long-term debt - ending balance	2,926.2	3,220.4	(9)%
Average long-term debt	3,073.3	2,401.2	28%
Adjusted average long-term debt	3,073.3	1,931.3	59%
Preferred equity - opening balance	482.0	—	100%
Preferred equity - ending balance	482.0	482.0	—%
Average preferred equity	482.0	241.0	100%
Stockholders' equity - opening balance	4,861.5	1,225.0	297%
Stockholders' equity - ending balance	5,066.3	4,861.5	4%
Average stockholders' equity	4,963.9	3,043.3	63%
Average invested capital	$8,543.4	$5,708.4	50%
Adjusted average invested capital	$8,543.4	$5,238.5	63%

ROIC	6.1%	2.6%	350bps
Adjusted ROIC	9.7%	5.9%	380bps

RB Global, Inc.	36

Adjusting Items
Adjusting items during the trailing twelve months ended March 31, 2024 were:
Recognized in the first quarter of 2024
•$13.3 million share-based payments expense.
•$12.8 million of acquisition-related and integration costs primarily relating to the acquisition of IAA.
•$69.6 million amortization of acquired intangible assets from past acquisitions, of which $61.9 million related to the acquired intangible assets from the acquisition of IAA.
•$1.8 million gain on disposition of property, plant and equipment and related costs, primarily driven by a $2.2 million gain on a lease modification, offset by non-cash costs arising from the accounting for the sale of the Bolton property.
•$2.1 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
•$2.2 million of other advisory, legal, and restructuring costs, which primarily includes a $1.9 million loss on the settlement of an unusual legal claim, $0.3 million of terminated and ongoing transaction costs and $0.1 million of costs incurred with the Canada Revenue Agency’s (“CRA”) investigation.
•$1.7 million of estimated executive transition costs associated with the departures of certain executives on August 1, 2023, which includes severance, estimated settlement amounts and related costs.
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
•$0.7 million of other advisory, legal, and restructuring costs, including costs associated with the CRA's investigation.
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

RB Global, Inc.	37

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

RB Global, Inc.	38

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
ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three months ended March 31, 2024 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

RB Global, Inc.	39

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of March 31, 2024, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

On March 20, 2023, the Company completed the acquisition of IAA. Except as it relates to the continued integration of IAA, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RB Global, Inc.	40

PART II – OTHER INFORMATION
ITEM 1:    LEGAL PROCEEDINGS
We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.
ITEM 1A:    RISK FACTORS
Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which are available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedarplus.com. As of the date of this filing, there have been no material changes to such risk factors. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks occur, our business, financial and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

RB Global, Inc.	41

ITEM 6:    EXHIBITS
Exhibits
The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

RB Global, Inc.	42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: May 9, 2024	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: May 9, 2024	By:	/s/ Eric J. Guerin
Eric J. Guerin Chief Financial Officer

RB Global, Inc.	43