Form 10-Q
period 2024-06-30
RB GLOBAL INC.
filed 2024-08-06
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 184,254,005 common shares, without par value, outstanding as of July 31, 2024.

RB GLOBAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Expressed in millions of U.S. dollars, except share and per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$859.1	$806.1	$1,708.2	$1,149.6
Inventory sales revenue	237.0	300.4	452.6	469.3
Total revenue	1,096.1	1,106.5	2,160.8	1,618.9

Operating expenses:
Costs of services	348.8	287.3	701.8	363.7
Cost of inventory sold	222.7	291.9	419.3	443.4
Selling, general and administrative	208.6	194.5	406.7	342.7
Acquisition-related and integration costs	4.1	46.3	16.9	172.5
Depreciation and amortization	110.3	109.6	218.0	145.8
Total operating expenses	894.5	929.6	1,762.7	1,468.1
Gain on disposition of property, plant and equipment	0.3	2.7	2.7	3.9
Operating income	201.9	179.6	400.8	154.7

Interest expense	(59.9)	(65.0)	(123.8)	(85.9)
Interest income	6.8	5.0	13.4	11.3
Other income (loss), net	(0.2)	0.2	(1.0)	2.6
Foreign exchange loss	(1.0)	(0.4)	(1.9)	(0.7)
Income before income taxes	147.6	119.4	287.5	82.0

Income tax expense	36.6	32.6	69.1	23.4
Net income	$111.0	$86.8	$218.4	$58.6

Net income attributable to:
Controlling interests	$111.1	$86.9	$218.5	$58.8
Redeemable non-controlling interests	(0.1)	(0.1)	(0.1)	(0.2)
Net income	$111.0	$86.8	$218.4	$58.6

Net income attributable to controlling interests	111.1	86.9	218.5	58.8
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	(6.7)	(13.4)	(10.9)
Allocated earnings to Series A Senior Preferred Shares	(3.7)	(2.8)	(7.3)	(3.7)
Net income available to common stockholders	$100.7	$77.4	$197.8	$44.2

Earnings per share available to common stockholders:
Basic	$0.55	$0.43	$1.08	$0.29
Diluted	$0.54	$0.42	$1.07	$0.29

Weighted average number of shares outstanding:
Basic	183,887,145	181,860,026	183,473,233	151,343,397
Diluted	184,912,584	182,810,399	184,746,818	152,404,830
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	1

Condensed Consolidated Statements of Comprehensive Income (Expressed in millions of U.S. dollars) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$111.0	$86.8	$218.4	$58.6
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(10.5)	17.9	(35.5)	33.0
Comprehensive income	$100.5	$104.7	$182.9	$91.6

Comprehensive income attributable to:
Controlling interests	$100.6	$104.8	$183.0	$91.8
Redeemable non-controlling interests	(0.1)	(0.1)	(0.1)	(0.2)
Comprehensive income	$100.5	$104.7	$182.9	$91.6
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets (Expressed in millions of U.S. dollars, except share data) (Unaudited)

	June 30, 2024	December 31, 2023
Assets

Cash and cash equivalents	$599.5	$576.2
Restricted cash	146.1	171.7
Trade and other receivables, net of allowance for credit losses of $8.7 and $6.4, respectively	911.8	731.5
Prepaid consigned vehicle charges	57.2	66.9
Inventory	145.9	166.5
Other current assets	82.9	91.2
Income taxes receivable	22.2	10.0
Total current assets	1,965.6	1,814.0

Property, plant and equipment, net	1,230.9	1,200.9
Operating lease right-of-use assets	1,455.2	1,475.5
Other non-current assets	92.6	85.6
Intangible assets, net	2,791.5	2,914.1
Goodwill	4,526.4	4,537.0
Deferred tax assets	16.7	10.3
Total assets	$12,078.9	$12,037.4

Liabilities, Temporary Equity and Stockholders' Equity

Auction proceeds payable	$651.0	$502.5
Trade and other liabilities	709.1	685.8
Current operating lease liabilities	115.2	118.0
Income taxes payable	8.7	8.5
Short-term debt	29.9	13.7
Current portion of long-term debt	4.3	14.2
Total current liabilities	1,518.2	1,342.7

Long-term operating lease liabilities	1,345.4	1,354.3
Long-term debt	2,822.6	3,061.6
Other non-current liabilities	87.6	86.7
Deferred tax liabilities	657.2	682.7
Total liabilities	6,431.0	6,528.0

Temporary equity:
Series A Senior Preferred Shares; shares authorized, issued and outstanding: 485,000,000 (December 31, 2023: 485,000,000)	482.0	482.0
Redeemable non-controlling interest	8.3	8.4

Stockholders' equity:
Senior preferred and junior preferred stock, unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil (December 31, 2023: nil)	—	—
Common stock, no par value, unlimited shares authorized; shares issued and outstanding: 184,238,275 (December 31, 2023: 182,843,942)	4,132.7	4,054.2
Additional paid-in capital	81.9	88.0
Retained earnings	1,020.2	918.5
Accumulated other comprehensive loss	(79.5)	(44.0)
Stockholders' equity	5,155.3	5,016.7
Non-controlling interests	2.3	2.3
Total stockholders' equity	5,157.6	5,019.0
Total liabilities, temporary equity and stockholders' equity	$12,078.9	$12,037.4
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Expressed in millions of U.S. dollars, except where noted) (Unaudited)

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock		Additional paid-In capital	Retained earnings	Accumulated other comprehensive loss
	Number of shares	Amount		Number of shares	Amount
Three months ended June 30, 2024
Balance, March 31, 2024	485,000,000	$482.0	$8.4	183,610,424	$4,094.5	$73.1	$967.7	$(69.0)	$2.3	$5,068.6
Net income	—	—	(0.1)	—	—	—	111.1	—	—	111.1
Other comprehensive loss	—	—	—	—	—	—	—	(10.5)	—	(10.5)
	—	—	(0.1)	—	—	—	111.1	(10.5)	—	100.6
Stock option exercises	—	—	—	352,048	21.0	(4.3)	—	—	—	16.7
Issuance of common stock related to vesting of share units	—	—	—	23,173	0.9	(1.9)	—	—	—	(1.0)
Issuance of common stock related to ESPP	—	—	—	257,051	16.3	(3.2)	—	—	—	13.1
Share-based continuing employment costs related to business combinations	—	—	—	(4,421)	—	(0.2)	—	—	—	(0.2)
Share-based payments expense	—	—	—	—	—	17.9	—	—	—	17.9
Equity-classified share units dividend equivalents	—	—	—	—	—	0.5	(0.5)	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(1.8)	—	—	(1.8)
Preferred dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(6.7)	—	—	(6.7)
Dividends paid to common stockholders	—	—	—	—	—	—	(49.6)	—	—	(49.6)
Balance, June 30, 2024	485,000,000	$482.0	$8.3	184,238,275	$4,132.7	$81.9	$1,020.2	$(79.5)	$2.3	$5,157.6

Three months ended June 30, 2023
Balance, March 31, 2023	485,000,000	$482.0	$8.8	181,788,431	$3,984.5	$88.8	$858.2	$(70.0)	$2.3	$4,863.8
Net income	—	—	(0.1)	—	—	—	86.9	—	—	86.9
Other comprehensive income	—	—	—	—	—	—	—	17.9	—	17.9
	—	—	(0.1)	—	—	—	86.9	17.9	—	104.8
Stock option exercises	—	—	—	81,797	4.0	(0.8)	—	—	—	3.2
Issuance of common stock related to vesting of share units	—	—	—	113,748	6.3	(11.1)	—	—	—	(4.8)
Share-based continuing employment costs related to business combinations	—	—	—	—	0.3	0.5	—	—	—	0.8
Share-based payments expense	—	—	—	—	—	11.9	—	—	—	11.9
Equity-classified share units dividend equivalents	—	—	—	—	—	0.4	(0.4)	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(1.8)	—	—	(1.8)
Preferential dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(6.7)	—	—	(6.7)
Dividends paid to common stockholders	—	—	—	—	—	—	(49.1)	—	—	(49.1)
Balance, June 30, 2023	485,000,000	$482.0	$8.7	181,983,976	$3,995.1	$89.7	$887.1	$(52.1)	$2.3	$4,922.1

RB Global, Inc.	4

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock		Additional paid-In capital	Retained earnings	Accumulated other comprehensive loss
	Number of shares	Amount		Number of shares	Amount
Six months ended June 30, 2024
Balance, December 31, 2023	485,000,000	$482.0	$8.4	182,843,942	$4,054.2	$88.0	$918.5	$(44.0)	$2.3	$5,019.0
Net income	—	—	(0.1)	—	—	—	218.5	—	—	218.5
Other comprehensive loss	—	—	—	—	—	—	—	(35.5)	—	(35.5)
	—	—	(0.1)	—	—	—	218.5	(35.5)	—	183.0
Stock option exercises	—	—	—	862,758	49.1	(10.3)	—	—	—	38.8
Issuance of common stock related to vesting of share units	—	—	—	278,945	13.1	(25.3)	—	—	—	(12.2)
Issuance of common stock related to ESPP	—	—	—	257,051	16.3	(3.2)	—	—	—	13.1
Share-based continuing employment costs related to business combinations	—	—	—	(4,421)	—	(0.2)	—	—	—	(0.2)
Share-based payments expense	—	—	—	—	—	32.0	—	—	—	32.0
Equity-classified share units dividend equivalents	—	—	—	—	—	0.9	(0.9)	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(3.6)	—	—	(3.6)
Preferential dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(13.4)	—	—	(13.4)
Dividends paid to common stockholders	—	—	—	—	—	—	(98.9)	—	—	(98.9)
Balance, June 30, 2024	485,000,000	$482.0	$8.3	184,238,275	$4,132.7	$81.9	$1,020.2	$(79.5)	$2.3	$5,157.6

Six months ended June 30, 2023
Balance, December 31, 2022	—	$—	$—	110,881,363	$246.3	$85.3	$1,043.2	$(85.1)	$0.5	$1,290.2
Net income	—	—	(0.2)	—	—	—	58.8	—	—	58.8
Other comprehensive income	—	—	—	—	—	—	—	33.0	—	33.0
	—	—	(0.2)	—	—	—	58.8	33.0	—	91.8
Stock option exercises	—	—	—	101,074	4.9	(0.9)	—	—	—	4.0
Issuance of common stock related to vesting of share units	—	—	—	410,653	15.1	(32.3)	—	—	—	(17.2)
Issuance of common stock related to business combination	—	—	—	70,339,723	3,713.2	—	—	—	—	3,713.2
Share-based continuing employment costs related to business combinations	—	—	—	—	0.6	1.0	—	—	—	1.6
Replacement of share-based awards in business combination	—	—	—	—	—	13.1	—	—	—	13.1
Share-based payments expense	—	—	—	—	—	22.6	—	—	—	22.6
Equity-classified share units dividend equivalents	—	—	—	—	—	0.9	(0.9)	—	—	—
Non-controlling interest acquired in business combination	—	—	8.9	—	—	—	—	—	1.8	1.8
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	485,000,000	482.0	—	251,163	15.0	—	—	—	—	15.0
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(3.6)	—	—	(3.6)
Preferential dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(10.9)	—	—	(10.9)
Dividends paid to common stockholders	—	—	—	—	—	—	(199.5)	—	—	(199.5)
Balance, June 30, 2023	485,000,000	$482.0	$8.7	181,983,976	$3,995.1	$89.7	$887.1	$(52.1)	$2.3	$4,922.1

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	5

Condensed Consolidated Statements of Cash Flows (Expressed in millions of U.S. dollars) (Unaudited)

Six months ended June 30,	2024	2023
Cash provided by (used in):
Operating activities:
Net income	$218.4	$58.6
Adjustments for items not affecting cash:
Depreciation and amortization	218.0	145.8
Share-based payments expense	35.1	25.0
Deferred income tax benefit	(31.0)	(18.2)
Unrealized foreign exchange loss	0.4	6.8
Gain on disposition of property, plant and equipment	(2.7)	(3.9)
Allowance for expected credit losses	4.9	—
Loss on redemption of Notes	—	3.3
Gain on remeasurement of investment upon acquisition	—	(1.4)
Amortization of debt issuance costs	6.7	4.6
Amortization of right-of-use assets	75.8	37.9
Other, net	9.6	0.7
Net changes in operating assets and liabilities	(73.1)	(209.3)
Net cash provided by operating activities	462.1	49.9
Investing activities:
Acquisition of IAA, net of cash acquired	—	(2,755.2)
Acquisition of VeriTread, net of cash acquired	—	(24.7)
Property, plant and equipment additions	(73.9)	(92.2)
Proceeds on disposition of property, plant and equipment	1.0	31.1
Intangible asset additions	(56.2)	(44.9)
Repayment of loans receivable	4.0	1.6
Issuance of loans receivable	(5.5)	(7.7)
Other	(1.1)	(0.5)
Net cash used in investing activities	(131.7)	(2,892.5)
Financing activities:
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	—	496.9
Dividends paid to common stockholders	(98.9)	(199.5)
Dividends paid to Series A Senior Preferred shareholders	(17.0)	(13.4)
Proceeds from exercise of options and share option plans	51.9	4.0
Payment of withholding taxes on issuance of shares	(11.2)	(14.5)
Net increase (decrease) in short-term debt	16.2	(11.5)
Proceeds from long-term debt	—	3,175.0
Repayment of long-term debt	(252.2)	(602.2)
Payment of debt issue costs	—	(41.6)
Repayment of finance lease and equipment financing obligations	(12.9)	(9.0)
Proceeds from equipment financing obligations	1.7	—
Net cash (used in) provided by financing activities	(322.4)	2,784.2
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(10.3)	5.8
Net decrease in cash, cash equivalents, and restricted cash	(2.3)	(52.6)
Cash, cash equivalents, and restricted cash, beginning of period	747.9	625.9
Cash, cash equivalents, and restricted cash, end of period	$745.6	$573.3
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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
The Company's marketplace brands include Ritchie Bros., the world's largest auctioneer of commercial assets and vehicles offering online bidding, and IAA, a leading global digital marketplace connecting vehicle buyers and sellers. RB Global's portfolio of brands also includes Rouse Services, which provides a complete end-to-end asset management, data-driven intelligence and performance benchmarking system, SmartEquip, an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers and dealers, and VeriTread, an online marketplace for heavy haul transport.
RB Global, Inc. is a company incorporated in Canada under the Canada Business Corporations Act, whose shares are publicly traded on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
Basis of Preparation
These unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). They include the accounts of RB Global, Inc. and its subsidiaries from their respective dates of formation, acquisition, or control. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosure required by US GAAP for complete annual financial statements have been omitted and, therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated interim financial statements follow the same accounting policies and methods of application as the Company's most recent annual audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, cash flows, and changes in temporary equity and stockholders' equity for the interim periods presented. The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Unless otherwise indicated, all amounts in the following tables are in millions except share and per share amounts.
2. Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require enhanced annual disclosures regarding rate reconciliations and expanded disclosures of income taxes paid information. The amendments are effective for the Company for fiscal year 2025, with early adoption permitted.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require enhanced disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). The amendments are effective for the Company for fiscal year 2024 and for interim periods within fiscal year 2025, with early adoption permitted.

RB Global, Inc.	7

2. Recent Accounting Pronouncements (continued)
The Company is currently evaluating the impact of the adoption of the above ASUs on its consolidated financial statements and related disclosures.
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
The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed:

Purchase price (cash: $1,714.2 million; fair value of common shares issued: $3,712.9 million; repayment of net debt: $1,157.1 million; reimbursement of costs: $48.8 million; and fair value of exchanged equity awards: $13.1 million)	$6,646.1

Assets acquired
Cash and cash equivalents	166.6
Trade and other receivables	497.3
Inventory	57.1
Other current assets	28.0
Income taxes receivable	0.6
Property, plant and equipment	618.5
Operating lease right-of-use assets	1,289.7
Other non-current assets	34.8
Intangible assets	2,712.1

Liabilities assumed
Auction proceeds payable	60.7
Trade and other liabilities	257.0
Current operating lease liability	77.5
Income taxes payable	3.5
Long-term operating lease liability	1,192.7
Other non-current liabilities	24.3
Deferred tax liabilities	689.5

Fair value of identifiable net assets acquired	3,099.5
Goodwill acquired on acquisition	$3,546.6

RB Global, Inc.	8

3. Business Combinations (Continued)
The following table summarizes the final fair values of the identifiable intangible assets acquired:

Asset	Fair value at acquisition	Weighted average amortization period
Customer relationships	$2,293.5	15 years
Developed technology	245.2	4 years
Trade names and trademarks	166.6	5 years
Software under development	6.8	—
Total	$2,712.1	13.4 years
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
Concurrently, the Company entered into a put/call agreement with one of the minority unitholders of VeriTread for its remaining units, another 21% ownership interest. Pursuant to this agreement, the minority unitholder has rights, in certain circumstances, to put or sell its remaining units of VeriTread to the Company, subject to VeriTread achieving certain performance targets at a predetermined value or fair value, depending on the timing and targets achieved. The Company also has the right to call or purchase the remaining units of the minority unitholder upon achievement of certain integration milestones at fair value. The redeemable non-controlling interest is classified in temporary equity on the interim condensed consolidated balance sheet. On the acquisition date the Company determined that redemption of the redeemable non-controlling interest was probable. An additional non-controlling interest of 4% held in VeriTread is classified within equity as that interest does not contain put/call options.
The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed:

Purchase price (cash: $28.1 million; and fair value of previously held equity interest: $4.3 million)	$32.4

Fair value of identifiable net assets acquired	17.9
Redeemable non-controlling interest	(8.9)
Non-controlling interest	(1.8)

Goodwill acquired on acquisition	$25.2
The final fair value of identifiable net assets acquired consists of cash and cash equivalents of $3.4 million, trade and other receivables and other current assets of $0.9 million, trade and other liabilities of $1.1 million, and identifiable intangible assets of $14.7 million as summarized in the following table:

RB Global, Inc.	9

3. Business Combinations (Continued)

Asset	Fair value at acquisition	Weighted average amortization period
Customer relationships	$7.2	5 years
Software and technology assets	7.1	7 years
Trade names and trademarks	0.4	2 years
Total	$14.7	5.9 years
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
4. Segment Information
The Company has one operating and reportable segment which reflects the manner in which the CODM, the Company's Chief Executive Officer, reviews and assesses the performance of the business and allocates resources. The CODM does not evaluate the performance of the Company or allocate resources at any level below the consolidated level or based on the Company's assets and liabilities.
The following table summarizes revenue by geographic area based on the location of the underlying auction activity or rendering of services:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	$767.5	$754.3	$1,558.7	$1,114.4
Canada	193.3	188.3	335.7	256.6
Europe	76.5	91.8	163.6	142.5
Australia	34.2	46.2	61.8	65.3
Other	24.6	25.9	41.0	40.1
Total revenue	$1,096.1	$1,106.5	$2,160.8	$1,618.9
5. Revenue

The following table summarizes the Company's revenue from the rendering of services and the sale of inventory:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Commissions	$236.3	$233.3	$463.7	$363.8
Buyer fees	485.2	465.1	987.9	604.6
Marketplace services revenue	137.6	107.7	256.6	181.2
Total service revenue	859.1	806.1	1,708.2	1,149.6
Inventory sales revenue	237.0	300.4	452.6	469.3
Total revenue	$1,096.1	$1,106.5	$2,160.8	$1,618.9
Commissions are earned from consignors on the sale of consigned assets from live and online auctions, through online marketplaces, and through private brokerage services. Buyer fees are fees earned from the purchasers of consigned assets and inventory. Marketplace services revenue includes fees earned from services provided to customers such as refurbishment, parts procurement, data,

RB Global, Inc.	10

5. Revenue (continued)
transportation and logistics, inspection, appraisal, listings, financing, and title and liens processing, as well as other auction-related fees.
During the three and six months ended June 30, 2024, approximately 21% and 22%, respectively, of consolidated revenues were associated with vehicles supplied by the Company's three largest provider customers.
6. Operating Expenses
Acquisition-Related and Integration Costs

Acquisition-related and integration costs consist of operating expenses incurred in connection with business combinations, such as due diligence, advisory, legal, integration, severance, acceleration of share-based payments expense, and share-based continuing employment costs. Integration costs primarily include expenses incurred with third-parties to support integration activities to achieve cost synergies and integration goals relating to recent acquisitions.
The following table summarizes acquisition-related and integration costs by significant acquisition and nature:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
IAA acquisition
Financing	$—	$—	$—	$30.0
Severance	2.5	8.7	7.7	22.7
Integration	1.6	12.0	7.0	17.1
Acceleration of share-based payments expense	—	0.9	0.9	5.9
Legal	—	2.6	—	12.1
Investment banking, consulting and other acquisition-related costs	—	2.7	1.1	64.3
Settlement of pre-existing contractual arrangement	—	16.3	—	16.3
	4.1	43.2	16.7	168.4
Other acquisitions	—	3.1	0.2	4.1
Total acquisition-related and integration costs	$4.1	$46.3	$16.9	$172.5
Depreciation and Amortization

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Depreciation	$25.3	$25.5	$50.2	$37.0
Amortization	85.0	84.1	167.8	108.8
	$110.3	$109.6	$218.0	$145.8
7. Income Taxes

Income tax expense for interim periods is based upon an estimate of the annual effective tax rate, adjusted for the effects of any significant and infrequent or unusual items required to be recognized discretely within the current interim period. The estimated income tax expense reflects, among other items, management’s best estimate of operating results. It does not include the estimated impact of foreign exchange rate fluctuations or unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company's effective tax rate was 24.8% for the three months ended June 30, 2024 and 24.0% for the six months ended June 30, 2024. The variance from the statutory federal and provincial tax rate in British Columbia, Canada of 27.0% relates primarily to a higher estimate of income taxed in jurisdictions with lower tax rates.

RB Global, Inc.	11

7. Income Taxes (continued)
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
On February 13, 2023, the CRA issued a proposal letter to Ritchie Bros. Auctioneers (International) Ltd. asserting that one of its Luxembourg subsidiaries was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation. The Luxembourg subsidiary was in operation from 2010 until 2020. In the event that the CRA issues a notice of assessment or reassessment, the Company expects to vigorously contest such notice as the Company disagrees with the assertion regarding Canadian residency. In the event that a court of competent jurisdiction makes a final determination that the income of the Luxembourg subsidiary for 2010 through 2015 was subject to Canadian income tax laws, the Company may ultimately be liable for additional total Canadian federal and provincial income tax of approximately $26.0 million - $30.0 million, exclusive of interest and penalties, for the period specified in the proposal letter. The CRA may also challenge the manner in which the Company has filed its tax returns and reported its income with respect to 2016 to 2020 taxation years and may assert that the income of the Luxembourg subsidiary was subject to Canadian income tax because the Luxembourg subsidiary was also resident in Canada during these years. The Company could then incur additional income taxes, penalties and interest which could have a material negative effect on its operations.
The Company replied to the CRA’s proposal letter on June 12, 2023, and is awaiting a response. This matter with the CRA could take numerous years to be ultimately resolved.
8. Earnings Per Share Available to Common Stockholders
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
Potentially dilutive securities include unvested performance based restricted share units ("PSUs"), unvested restricted share units ("RSUs"), outstanding stock options and stock committed under the Employee Stock Purchase Plan ("ESPP"). The dilutive effect of potentially dilutive securities is reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income available to common stockholders	$100.7	$77.4	$197.8	$44.2

Denominator:
Basic weighted average shares outstanding	183,887,145	181,860,026	183,473,233	151,343,397
Weighted average effect of dilutive securities:
Share units	434,999	460,400	630,431	545,905
Stock options and ESPP	590,440	489,973	643,154	515,528
Diluted weighted average shares outstanding	184,912,584	182,810,399	184,746,818	152,404,830

Earnings per share available to common stockholders:
Basic	$0.55	$0.43	$1.08	$0.29
Diluted	$0.54	$0.42	$1.07	$0.29

RB Global, Inc.	12

9. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

Six months ended June 30,	2024	2023
Trade and other receivables	$(192.1)	$(204.7)
Prepaid consigned vehicle charges	9.5	(47.1)
Inventory	9.9	(19.1)
Advances against auction contracts	12.6	(4.6)
Prepaid expenses and deposits	(6.0)	0.1
Income taxes receivable	(12.4)	(39.4)
Auction proceeds payable	154.8	118.2
Trade and other liabilities	20.0	79.6
Income taxes payable	0.1	(40.9)
Operating lease obligations	(60.7)	(43.8)
Other	(8.8)	(7.6)
Net changes in operating assets and liabilities	$(73.1)	$(209.3)
Other Supplemental Cash Flow Information

Six months ended June 30,	2024	2023
Interest paid, net of interest capitalized	$120.4	$61.7
Interest received	13.4	11.3
Net income taxes paid	113.1	122.5
Non-cash purchase of property, plant and equipment under finance lease	15.7	7.9
Non-cash operating right of use assets obtained in exchange for new lease obligations	66.3	52.2
10. Fair Value Measurement
The following table summarizes the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		June 30, 2024		December 31, 2023
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$39.5	$39.5	$37.7	$37.6
Derivative financial assets	Level 2	0.1	0.1	0.4	0.4
Contingent consideration liability	Level 3	5.4	5.4	5.2	5.2
Long-term debt
Secured Notes	Level 1	544.0	559.3	543.2	565.1
Unsecured Notes	Level 1	790.2	837.0	789.5	848.0
Term loans	Level 2	1,492.7	1,503.2	1,743.1	1,758.1
The fair value of the loans receivable with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The fair value of the derivative financial assets, which consist of forward currency contracts, are determined using observable inputs, including foreign currency spot exchange rates and forward pricing curves, and considers the credit risk of the Company and its counterparties. The fair value of the contingent consideration liability, which relates to IAA's acquisition of Marisat, Inc. in 2021, is determined using certain unobservable inputs, including the likelihood of the achievement of volume targets. The fair values of the Secured Notes and Unsecured Notes are determined by reference to a quoted market price traded in an over-the-counter broker market. The carrying values of the term loans, before deduction of deferred debt issuance costs, approximate their fair values as the interest rates on the loans are short-term in nature.

RB Global, Inc.	13

11. Derivative Financial Instruments
The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on certain monetary loan receivables and significant intercompany balances. The unrealized gain (loss) on forward currency contracts recognized within foreign exchange loss is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Unrealized gain (loss) on forward currency contracts	$—	$0.3	$(0.3)	$(0.1)
The total gross notional amount of forward currency contracts as of June 30, 2024 is $43.5 million (December 31, 2023: $33.9 million).
12. Trade and Other Receivables

	June 30, 2024	December 31, 2023
Advanced charges receivable	$310.7	$374.7
Trade accounts receivable	562.6	315.8
Consumption taxes receivable	20.0	21.1
Loans receivable	22.3	21.8
Other receivables	4.9	4.5
Trade and other receivables, gross	920.5	737.9
Less: allowance for credit losses	(8.7)	(6.4)
Trade and other receivables, net	$911.8	$731.5
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables.
The following table presents the activity in the allowance for expected credit losses for the six months ended June 30, 2024:

Balance at December 31, 2023	$6.4
Current period provision	4.9
Write-offs charged against the allowance	(2.6)
Balance at June 30, 2024	$8.7
Loans Receivable
The Company participates in certain financing lending arrangements that are fully collateralized and secured by certain equipment. These financing lending arrangements have a term of one to four years. In the event of default under these agreements, the Company will take possession of the equipment as collateral to recover its loans receivable balance. The allowance for credit losses is not significant.

	June 30, 2024	December 31, 2023
Loans receivable
Current portion - Trade and other receivables	$22.3	$21.8
Non-current portion - Other non-current assets	17.2	15.9
Total loans receivable	$39.5	$37.7

RB Global, Inc.	14

13. Trade and Other Liabilities

	June 30, 2024	December 31, 2023
Accrued liabilities	$238.3	$294.5
Trade payables	154.5	138.9
Book overdrafts	179.0	129.1
Deferred revenue	33.5	17.5
Taxes payable	62.1	63.7
Current portion of finance leases and equipment financing obligations	24.2	24.4
Share unit liabilities	9.5	7.6
Other payables	8.0	10.1
Trade and other liabilities	$709.1	$685.8
Book overdrafts represent outstanding checks and other outstanding disbursements in excess of funds on deposit. Taxes payable includes value added tax and sales tax.
The Company has also estimated and accrued an immaterial liability, recognized within selling, general and administrative expenses and accrued liabilities, for digital services tax for the period from January 1, 2022 to June 30, 2024 arising from Canada’s Digital Services Tax Act, enacted on June 28, 2024. The estimate is based on the Company’s assessment as to which revenue sources are considered in-scope of the new tax. The Company may determine that additional revenue sources are in-scope as it completes its assessment but does not believe that any additional liability would be material to the consolidated financial statements.

RB Global, Inc.	15

14. Debt

	Weighted Average Interest Rate % [1]	June 30, 2024	December 31, 2023
Short-term debt		$29.9	$13.7

Long-term debt:
Term loans (maturing September 2026):
Term Loan A Facility loan denominated in Canadian dollars, secured ("CAD TLA Facility")	7.63%	78.2	83.1
Term Loan A Facility loan denominated in US dollars, secured ("USD TLA Facility")	7.78%	1,425.0	1,675.0
Less: unamortized debt issuance costs		(10.5)	(15.0)

Senior secured and unsecured notes:
6.75% Senior secured notes due in March 2028 (the "Secured Notes")		550.0	550.0
Less: unamortized debt issuance costs		(6.0)	(6.8)
7.75% Senior unsecured notes due in March 2031 (the "Unsecured Notes")		800.0	800.0
Less: unamortized debt issuance costs		(9.8)	(10.5)
Total long-term debt		2,826.9	3,075.8

Total debt		$2,856.8	$3,089.5

Long-term debt:
Current portion		$4.3	$14.2
Non-current portion		2,822.6	3,061.6
Total long-term debt		$2,826.9	$3,075.8
1 The weighted average interest rate reflects the rate at the end of the period for the debt outstanding
At June 30, 2024, the Company had unused committed revolving credit facilities aggregating $706.8 million that are available until September 2026, subject to certain covenant restrictions, and a $5.0 million unused uncommitted revolving credit facility with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at June 30, 2024.
Short-term Debt
Short-term debt is comprised of drawings in various currencies on the Company’s committed revolving credit facilities and has a weighted average interest rate of 7.1% at June 30, 2024 (December 31, 2023: 5.4%).
Long-term Debt
a)Term Loans

During 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of a facility denominated in U.S. dollars (the “USD TLA Facility”) and a facility denominated in Canadian dollars (the “CAD TLA Facility”). The Credit Agreement matures on September 21, 2026.
On March 20, 2023, with the closing of the acquisition of IAA, the USD TLA Facility was funded for $1.8 billion and the existing delayed-draw term facility of CAD $115.9 million was refinanced and converted to the CAD TLA Facility. The TLA Facility loans

RB Global, Inc.	16

14. Debt (continued)
are subject to quarterly installments of 1.25% of principal, with the balance payable at maturity. During the six months ended June 30, 2024, the Company repaid $250.0 million of principal on the USD TLA Facility. As of June 30, 2024, there are no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt.
b)Senior Secured and Unsecured Notes
On March 15, 2023, the Company completed the offering of (i) $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the “Secured Notes”) and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the “Unsecured Notes”, and together with the Secured Notes, the “Notes”). The gross proceeds of the Notes were used, along with the TLA Facility, to fund the acquisition of IAA. Interest on the Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year, and began on September 15, 2023. The Secured Notes are jointly and severally guaranteed on a senior secured basis and the Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
15. Temporary Equity, Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common stock and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of June 30, 2024. The Series A Senior Preferred Shares carry an initial 5.5% cumulative dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor.
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at June 30, 2024.
Holders of the Series A Senior Preferred Shares are entitled to vote together with the common shares on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law.
Redeemable Non-controlling Interest
Redeemable non-controlling interest relates to a put/call agreement with one of the minority unitholders of VeriTread under which the holder can put its remaining 21% interest in VeriTread to the Company if certain performance targets are met. At June 30, 2024 the Company assessed that redemption of the redeemable non-controlling interest remains probable and that there has been no material change to the estimated redemption value.

RB Global, Inc.	17

15. Temporary Equity, Equity and Dividends (continued)
Common Stock Dividends
Declared and Paid
The following table summarizes the details of common stock dividends declared and paid during the six months ended June 30, 2024 and 2023:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Six months ended June 30, 2024:
Fourth quarter 2023	January 19, 2024	$0.27	February 9, 2024	$49.3	March 1, 2024
First quarter 2024	May 8, 2024	$0.27	May 29, 2024	$49.6	June 20, 2024

Six months ended June 30, 2023:
Special Dividend	March 6, 2023	$1.08	March 17, 2023	$120.4	March 28, 2023
Fourth quarter 2022	January 13, 2023	$0.27	February 10, 2023	$30.0	March 3, 2023
First quarter 2023	May 9, 2023	$0.27	May 30, 2023	$49.1	June 20, 2023
Declared and Undistributed
Subsequent to June 30, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.29 per common share, payable on September 18, 2024 to common stockholders of record on August 28, 2024.
Foreign Currency Translation Reserve
Foreign currency translation adjustment, included as a component of other comprehensive income, includes the following gains and losses on intercompany foreign currency transactions that have been determined to be of a long-term investment nature:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gains (losses) on intercompany foreign currency transactions of a long-term investment nature	$(1.8)	$(0.7)	$(6.1)	$0.6

RB Global, Inc.	18

16. Share-based Payments
The following table summarizes the components of share-based payment expense by consolidated income statement classification:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Selling, general and administrative:
Stock option compensation expense	$0.8	$1.6	$2.3	$4.3
Equity-classified share units	17.3	9.4	25.6	12.9
Liability-classified share units	0.2	0.5	1.5	0.5
Employee share purchase plan	1.7	0.8	4.6	1.3
	20.0	12.3	34.0	19.0
Acquisition-related and integration costs:
Acceleration of share-based payments expense	—	0.9	0.9	5.9
Share-based continuing employment costs	—	0.9	0.2	1.9
	—	1.8	1.1	7.8
	$20.0	$14.1	$35.1	$26.8
Equity-classified and liability-classified share units
The following table summarizes share unit activity for the six months ended June 30, 2024:

	Equity-classified share units						Liability-classified share units
	PSUs with Performance Conditions		PSUs with Market Conditions		RSUs		DSUs
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2023	415,429	$58.35	174,260	$74.83	539,671	$53.64	100,560	$38.36
Granted	150,461	75.42	149,444	121.25	309,807	75.46	10,103	71.43
Vested and settled	(114,315)	58.79	—	—	(223,389)	53.50	(3,759)	59.05
Forfeited	(15,175)	57.92	(10,399)	81.35	(22,832)	57.29	—	—
Outstanding at June 30, 2024	436,400	$64.13	313,305	$96.76	603,257	$64.76	106,904	$40.76

PSUs
During the six months ended June 30, 2024 the Company granted PSU's that are equity-settled to executives and senior employees, half of which vest based on performance conditions and half of which vest based on market conditions, conditional upon the Company's total shareholder return relative to a peer group. The PSU's granted in March 2024 have a three year vesting period beginning on January 1, 2024, and the PSU's granted in June 2024 have a vesting period from its date of grant date to March 2027.
The fair value of PSUs with performance vesting conditions granted during the six months ended June 30, 2024 was estimated on the respective grant dates using the closing market price of the Company's common shares listed on the NYSE.

RB Global, Inc.	19

16. Share-based Payments (continued)
The fair value of PSUs with market vesting conditions granted during the six months ended June 30, 2024 was estimated on the respective grant dates using a Monte Carlo simulation model incorporating the following significant assumptions, presented on a weighted average basis:

Risk free interest rate	4.5%
Expected lives of the PSUs	3 years
Expected volatility	32.3%
Average expected volatility of comparable companies	48.3%
RSUs
During the six months ended June 30, 2024 the Company granted RSUs that are equity settled to employees and members of its Board of Directors which vest based on service conditions. RSUs granted to employees vest over a three year service period and RSUs granted to directors vest on the earlier of (i) the one year anniversary of the grant date and (ii) the date of the Company's next annual meeting of shareholders. The issuance of shares related to RSUs granted to directors may be deferred at the holder's election.
The fair value of RSUs granted during the six months ended June 30, 2024, was estimated on the respective grant dates using the market close price of the Company's common shares listed on the NYSE.
17. Leases
The Company enters into commercial leases for various properties used for auctions or offices, the majority of which are non-cancellable. The Company also has operating leases for computer equipment, motor vehicles and small office equipment. The majority of the Company’s operating leases have a fixed term with a remaining life of one month to 20 years, with renewal options. The leases have varying contract terms, escalation clauses and renewal options.
The Company also enters into finance lease arrangements for certain vehicles, computer and yard equipment, fixtures, and office furniture. The majority of these leases have a fixed term with a remaining life of one month to five years with renewal options.
The following table summarizes the components of lease expense:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$61.1	$59.1	$121.9	$72.2
Finance lease cost
Amortization of leased assets	3.0	0.6	5.7	5.9
Interest on lease liabilities	0.5	0.2	0.9	0.6
Short-term lease cost	4.6	4.2	10.0	7.7
Sublease income	(0.2)	—	(0.4)	(0.1)
	$69.0	$64.1	$138.1	$86.3

RB Global, Inc.	20

18. Contingencies
Legal and Other Claims

On July 31, 2023, Ann Fandozzi informed the Company’s Board of her intention to resign from her position as the Company’s Chief Executive Officer due to a disagreement with the Company regarding her compensation as Chief Executive Officer, as discussed in the Company’s August 2, 2023 press release. The Board accepted her verbal resignation and interpreted her subsequent conduct as affirmation of her resignation. The Company advised Ms. Fandozzi that it was accepting her resignation effective immediately and waiving any written procedural notice requirements under the Employment Agreement by and between Ritchie Bros. Auctioneers (Canada) Ltd. and Ms. Fandozzi, dated December 14, 2019. Ms. Fandozzi disputes that she tendered her resignation. On February 21, 2024, Ms. Fandozzi resigned from the Company’s Board. The matter is currently in arbitration in accordance with the terms of Ms. Fandozzi’s employment agreement.

During the three and six months ended June 30, 2024, the Company recorded an expense of $1.9 million and $3.2 million, respectively, reflecting changes to the estimated fair value of certain share-based payment awards. Any changes to the estimated payment amount to Ms. Fandozzi as a result of the settlement of the matter could be material.

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
At June 30, 2024, there were $43.1 million of assets guaranteed under contract, of which 91% is expected to be sold prior to September 30, 2024, with the remainder to be sold by December 31, 2025 (at December 31, 2023: $67.5 million, of which 70% was expected to be sold prior to the end of March 31, 2024, with the remainder expected to be sold by December 31, 2024).
The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

RB Global, Inc.	21

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including the following section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “confident”, “continue”, “estimate”, “expect”, “intend”, “may”, “remain”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially, and may include, among others, statements relating to:
•our future strategy, objectives, targets, projections and performance;
•potential growth and market opportunities;
•potential future mergers and acquisitions;
•our ability to integrate acquisitions;
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
In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable U.S. GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within this document (refer to pages 34-40).

1 GTV represents total proceeds from all items sold on our auctions and online marketplaces, third-party online marketplaces, private brokerage services and other disposition channels.

RB Global, Inc.	22

Overview
RB Global, Inc. and its subsidiaries (collectively referred to as “RB Global”, the “Company”, “we”, or “us”) (NYSE & TSX: RBA) is a leading global marketplace that connects sellers and buyers of commercial assets and vehicles. Through our omnichannel platform we facilitate transactions for customers primarily in our automotive and commercial construction and transportation sectors. We also serve customers in the agriculture, energy, and natural resources sectors, as well as government entities. Our customers primarily include automotive insurance companies, as well as end users, dealers, fleet owners, and original equipment manufacturers (“OEMs”) of commercial assets and vehicles. We also provide our customers value-added marketplace services, technology solutions for vehicle merchandising, platforms for lifecycle management of assets, and a market data intelligence platform to help customers make more informed business decisions.
We have a global presence, primarily with operations in the United States, Canada and across Europe, and employ more than 7,700 full-time employees worldwide.
Macroeconomic Conditions and Trends
Gross transaction value and operating costs are impacted by various macroeconomic conditions and trends. The combination of unit volume growth and trends in average selling prices impact total gross transaction value.
In our commercial construction and transportation sector, the need for transaction solutions following the surge experienced post-pandemic has normalized, impacting unit volume growth for large fleet owners. In addition, we have seen a normalization of supply chains, which continues to put pressure on asset prices within the sector. The higher interest rate environment, as well as higher cost of new assets, is driving some customers to delay replacing their existing assets which is contributing to lower need to transact equipment.
In our automotive sector, the total number of accidents and the number of accidents deemed a total loss influence unit volume growth in the industry. The current inflation spread between automotive repair and used vehicles is providing a productive environment for a higher number of vehicles deemed a total loss as a percent of total accidents, which is driving industry salvage unit volume growth. Used automotive prices are declining following the surge in prices observed during the pandemic.
We also see an increase in competitive pressures across all geographies and sectors, continue to experience inflationary pressures on our business through elevated operating costs, and are exposed to interest rate volatility on our variable rate long-term debt totaling approximately $1.5 billion.
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
We collectively refer to guarantee and inventory contracts as underwritten or “at-risk” contracts.

RB Global, Inc.	23

Value-added Services
We also provide a wide array of value-added services to make the process of selling and buying equipment and vehicles convenient for our customers, including refurbishment services such as repair, paint and make-ready services, and parts services to connect equipment owners with parts manufacturers, inspection and appraisals, financial services through Ritchie Bros. Financial Services and loan payoff services through IAA, end-to-end transportation and logistics services, as well as other services such as insights, data intelligence, performance benchmarking solutions, and title and liens processing. We offer equipment listing services under the RitchieList brand in North America and Mascus brand in Europe to make private selling more efficient and safer for customers, including a secure transaction management service, complete with invoicing. We also provide an innovative technology platform that supports customers' vehicle merchandising, manages the asset life cycle and integrates procurement with both OEM and dealers.
Revenue Mix Fluctuations
Our revenue is comprised of service revenue and inventory sales revenue. Service revenue includes: (1) commissions where a pre-negotiated commission or fixed fee is earned from our consignors or sellers, (2) buyer fees earned at our auctions, online marketplaces and private brokerage services, and (3) marketplace services fees earned from various services provided to buyers and sellers, which include ancillary, parts procurement, data, towing, logistics, inspection, appraisal, online listing, financing and title and liens processing services, as well as auction-related services such as documentation and title search services. Inventory sales revenue relates to revenue earned through our inventory contracts and is recognized at the GTV of the assets sold, with the related cost recognized in cost of inventory sold.
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
Performance Overview and Consolidated Results
Net income available to common stockholders for the second quarter of 2024 increased 30% to $100.7 million, compared to $77.4 million for the second quarter of 2023. Diluted earnings per share (“EPS”) available to common stockholders increased 29% to $0.54 earnings per share in the second quarter of 2024, as compared to $0.42 per share in the second quarter of 2023. Diluted adjusted EPS available to common stockholders increased 15% to $0.94 per share in the second quarter of 2024 compared to $0.82 per share in the second quarter of 2023.
For the second quarter of 2024 as compared to the second quarter of 2023:
•Total GTV decreased 1% to $4.1 billion
•Total revenue decreased 1% to $1.1 billion
◦Service revenue increased 7% to $859.1 million
◦Inventory sales revenue decreased 21% to $237.0 million
•Net income increased 28% to $111.0 million
•Adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") increased 11% to $342.0 million
•Increased quarterly cash dividend by 7% to $0.29 per share to common stockholders

RB Global, Inc.	24

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated. The financial results include IAA from its acquisition on March 20, 2023.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Service revenue	$859.1	$806.1	7%	$1,708.2	$1,149.6	49%
Inventory sales revenue	237.0	300.4	(21)%	452.6	469.3	(4)%
Total revenue	1,096.1	1,106.5	(1)%	2,160.8	1,618.9	33%
Costs of services	348.8	287.3	21%	701.8	363.7	93%
Cost of inventory sold	222.7	291.9	(24)%	419.3	443.4	(5)%
Selling, general and administrative	208.6	194.5	7%	406.7	342.7	19%
Acquisition-related and integration costs	4.1	46.3	(91)%	16.9	172.5	(90)%
Depreciation and amortization	110.3	109.6	1%	218.0	145.8	50%
Total operating expenses	894.5	929.6	(4)%	1,762.7	1,468.1	20%
Gain on disposition of property, plant and equipment	0.3	2.7	(89)%	2.7	3.9	(31)%
Operating income	201.9	179.6	12%	400.8	154.7	159%
Net income	111.0	86.8	28%	218.4	58.6	273%
Net income available to common stockholders	100.7	77.4	30%	197.8	44.2	348%
Effective tax rate	24.8%	27.4%	(260)bps	24.0%	28.5%	(450)bps

Total GTV	$4,104.1	$4,144.0	(1)%	$8,181.5	$6,043.2	35%
Service GTV	3,867.1	3,843.6	1%	7,728.9	5,573.9	39%
Inventory GTV	237.0	300.4	(21)%	452.6	469.3	(4)%

Inventory return	$14.3	$8.5	68%	$33.3	$25.9	29%
Inventory rate	6.0%	2.8%	320bps	7.4%	5.5%	190bps
Total GTV
Total GTV decreased 1% to $4.1 billion in the second quarter of 2024, and increased 35% to $8.2 billion in the first six months of 2024 primarily due to the inclusion of GTV from the acquisition of IAA.
The following table summarizes our total GTV by geography for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
United States	$2,931.3	$2,911.5	1%	$6,193.1	$4,312.4	44%
Canada	843.6	890.2	(5)%	1,397.1	1,182.1	18%
International	329.2	342.3	(4)%	591.3	548.7	8%
Total GTV	$4,104.1	$4,144.0	(1)%	$8,181.5	$6,043.2	35%

RB Global, Inc.	25

In the second quarter of 2024, total GTV decreased slightly year-over-year due to lower volumes in our automotive and other sectors, primarily offset by strength in our commercial construction and transportation sector. We saw lower lot volumes in our automotive sector, primarily driven by the previously announced shift in assignment volumes from a customer, partially offset by growth in our existing customer base. In addition, average selling prices in our automotive sector were flat year-over-year, which outpaced the industry. The strength in our commercial construction and transportation sector was driven by an increase in the volume of total lots sold, driven in part by our strategic accounts, partially offset by a lower average price per lot sold from asset mix and lower price realization. In Canada, we saw lower GTV from softer year-over year performances as a result of a shift in contract mix from a lower number of agricultural auction events, and an unfavorable foreign exchange impact. Partially offsetting these decreases, we saw higher volumes in the United States, primarily from strong execution by our strategic accounts and higher imports.
For the first six months of 2024, total GTV increased year-over-year, mainly due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023. In addition, the increase in total GTV was driven by higher volumes in our commercial construction and transportation sector, mainly in the United States, as discussed above. We also saw stronger year-over-year performances in Canada driven by a higher volume of imports, and in International due to a large-scale auction event held in Europe in the first quarter of 2024. These increases were partially offset by lower volumes in our automotive sector mainly in the United States due to the reasons discussed above, and from a milder winter in the first quarter of 2023.
Total Revenue
Total revenue decreased 1% to $1.1 billion in the second quarter of 2024 due to a 21% decrease in inventory sales revenue, partially offset by a 7% increase in total service revenue.
Total revenue increased 33% to $2.2 billion in the first six months of 2024 due to a 49% increase in service revenue, offset by a 4% decrease in inventory sales revenue.
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
The following table summarizes key components of total service revenue for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Commissions	$236.3	$233.3	1%	$463.7	$363.8	27%
Buyer fees	485.2	465.1	4%	987.9	604.6	63%
Marketplace services revenue	137.6	107.7	28%	256.6	181.2	42%
Total service revenue	$859.1	$806.1	7%	$1,708.2	$1,149.6	49%
In the second quarter of 2024, total service revenue increased 7%, with marketplace services revenue increasing 28%, buyer fees increasing 4%, and commissions revenue increasing 1%.
Marketplace services revenue increased 28% in the second quarter of 2024, primarily driven by higher fees earned from transportation services provided to a large consignor contract in the United States in our commercial construction and transportation sector, as well as from higher document fees from an increase in volume of titled assets sold.
Buyer fees increased 4%, while total GTV decreased 1%, primarily from changes in our buyer fee structures implemented in early 2024 across all sectors, as well as from a higher proportion of low value lots sold in our commercial construction and transportation sector.
Commissions revenue increased 1%, which is in line with the increase in service GTV of 1%.

RB Global, Inc.	26

In first six months of 2024, total service revenue increased 49%, with buyer fees increasing 63%, marketplace services revenue increasing 42%, and commissions increasing 27%.
Buyer fees increased 63%, higher than the 35% increase in total GTV, primarily driven by the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023. We also saw higher buyer fees in our automotive and commercial construction and transportation sectors for the same reasons as discussed above.
Marketplace services revenue increased 42%, driven by an increase in fees from the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023. In addition, we saw higher marketplace services revenue in our commercial construction and transportation sector, as discussed above.
Commissions revenue increased 27%, less than the 39% increase in service GTV, primarily due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023 as IAA earns lower commission rates on service GTV through its fixed fee commission contracts with its consignors.
Inventory Sales Revenue
In the second quarter of 2024, inventory sales revenue decreased 21%, primarily in our commercial construction and transportation sector, as well as within our automotive sector, driven by pricing pressures. The decrease in our commercial construction and transportation sector was driven by a non-repeat of a large inventory package in the utilities sector in the United States in the prior year, and a lower mix of inventory contracts. We also saw a decrease in inventory sales revenue in our automotive sector due to a lower number of purchased vehicles sold.
For the first six months of 2024, inventory sales revenue decreased 4%, primarily driven by a lower mix of inventory contracts in our commercial construction and transportation and automotive sectors, for the same reasons as discussed above, primarily offset by the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the prior year.
Costs of Services
In the second quarter of 2024, costs of services increased 21% to $348.8 million, primarily driven by higher prepaid consigned vehicle charges for vehicles sold in the current period due to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition in the prior year. We also incurred higher costs of services in connection with a large consignor contract in the transportation sector in the United States, which included higher costs to provide transportation services and higher payments to a third party as part of a profit-sharing arrangement. In addition, we saw an increase in employee compensation expenses primarily driven by higher employee benefit costs due to changes in our benefit plans and increased activity in inspections in our commercial construction and transportation sector.
For the first six months of 2024, costs of services increased 93% to $701.8 million, primarily due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the prior year, as well as higher prepaid consigned vehicle charges for vehicles sold as discussed above. Cost of services also increased in our commercial construction and transportation sector due to the same reasons as discussed above.
Cost of Inventory Sold
In the second quarter of 2024, cost of inventory sold decreased 24% to $222.7 million, primarily in line with a 21% decrease in inventory sales revenue. Cost of inventory sold decreased at a higher rate than the decrease in inventory sales revenue primarily due to better performance, mainly across all sectors in North America.
For the first six months of 2024, cost of inventory sold decreased 5% to $419.3 million, primarily in line with the decrease in inventory sales revenue of 4%.
Selling, General and Administrative
In the second quarter of 2024, selling, general and administrative expenses increased 7% to $208.6 million, as a result of an accrual for a new digital services tax in Canada on certain in-scope revenues earned for the period from January 1, 2022 to June 30, 2024, higher employee compensation expense, primarily from higher share-based payments expense due to timing of grants and higher long-term performance-based incentive compensation, and higher technology and cloud costs as we continue to strategically modernize our operations and technology platforms through use of cloud environments. These increases were partially offset by lower short-term incentive-based compensation expense and other general and administrative costs due to strategic cost reduction initiatives.
For the first six months of 2024, selling, general and administrative expenses increased 19% to $406.7 million, mainly due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the prior year. We also saw

RB Global, Inc.	27

higher employee compensation expense driven by higher share-based payments due to timing, higher long-term performance-based incentive compensation and an increase in the fair value of grants, higher employee benefit costs due to changes implemented in our plans, and an increase in wages and salaries primarily from investments in our sales coverage teams and business operations to grow our market share. In addition, our costs increased due to a new digital services tax accrual in Canada, higher technology and cloud costs, for the same reasons as discussed above, as well as higher legal and professional expenses for certain strategic initiatives. These increases were partially offset by lower travel, advertising and promotional expenses, lower short-term incentive-based compensation expense, and lower other general and administrative costs due to strategic cost reduction initiatives.
Acquisition-related and Integration Costs
In the second quarter of 2024, acquisition-related and integration costs decreased 91% to $4.1 million primarily due to lower costs in connection with the acquisition of IAA on March 20, 2023. In the prior year, we recognized a net $16.3 million expense as settlement for the termination of a non-compete agreement bound by IAA prior to the acquisition. We also saw lower integration and severance costs as integration and restructuring activities are being completed.
For the first six months of 2024, acquisition-related and integration costs decreased 90% to $16.9 million, primarily given the significant financing, legal, investment banking, advisory, and consulting costs incurred in the prior year to complete the acquisition of IAA on March 20, 2023, as well as for the same reasons as discussed above.
Operating Income
For the second quarter of 2024, operating income increased 12% to $201.9 million, mainly driven by a decrease in acquisition-related and integration costs, partially offset by an increase in selling, general and administrative expenses, as discussed above.
For the first six months of 2024, operating income increased 159% to $400.8 million, primarily driven by the inclusion of IAA operating income in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the prior year, and the significant decrease in acquisition-related and integration costs, as discussed above. In addition, we saw higher flow-through of service revenue in the commercial construction and transportation sector, partially offset by higher depreciation and amortization driven by the acquisition of IAA and higher selling, general and administrative expenses, as discussed above.
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
For the second quarter of 2024, income tax expense increased by 12% to $36.6 million and our effective tax rate decreased 260 bps to 24.8%, as compared to the second quarter of 2023. For the first six months of 2024, income tax expense increased 195% to $69.1 million, primarily due to the increase in net income before tax, and our effective tax rate decreased 450 bps to 24.0% as compared to the first six months of 2023.
The decrease in the effective tax rate for the second quarter of 2024 was primarily due to a decrease in non-deductible expenses.
The decrease in the effective tax rate for the first six months of 2024 compared to the first six months of 2023 was primarily due to a decrease in non-deductible expenses. Partially offsetting this decrease was a lower tax deduction for PSU and RSU share unit expenses that exceeded the related compensation expense and a lower proportionate benefit related to Foreign-Derived Intangible Income.
Net Income Attributable to Controlling Interests
In the second quarter of 2024, net income attributable to controlling interests increased 28% to $111.1 million, primarily driven by an increase in operating income and lower interest expense in the current quarter due to lower long-term debt levels driven by repayments of principal. These increases were partially offset by higher income tax expense as discussed above.
For the first six months of 2024, net income attributable to controlling interests increased 272% to $218.5 million, primarily driven by an increase in operating income, offset by an increase in income tax expense, as discussed above, and higher interest expense due to an increase in long-term debt from funding the IAA acquisition on March 20, 2023.
Diluted EPS
Diluted EPS available to common stockholders increased 29% to $0.54 per share for the second quarter of 2024, compared to $0.42 per share for the second quarter of 2023. The increase is primarily due to the increase in net income attributable to controlling interests as discussed above.

RB Global, Inc.	28

U.S. Dollar Exchange Rate Comparison
We conduct global operations in various currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S. dollar	2024	2023	2024 over 2023
Period-end exchange rate - June 30,
Canadian dollar	0.7309	0.7550	(3)%
Euro	1.0716	1.0909	(2)%
British pound sterling	1.2647	1.2674	—%
Australian dollar	0.6683	0.6658	—%

Average exchange rate - Three months ended June 30,
Canadian dollar	0.7309	0.7445	(2)%
Euro	1.0767	1.0898	(1)%
British pound sterling	1.2618	1.2514	1%
Australian dollar	0.6590	0.6683	(1)%

Average exchange rate - Six months ended June 30,
Canadian dollar	0.7364	0.7421	(1)%
Euro	1.0814	1.0815	—%
British pound sterling	1.2650	1.2330	3%
Australian dollar	0.6584	0.6762	(3)%
In the second quarter of 2024, foreign exchange had a unfavorable impact on total revenue and an favorable impact on expenses when compared to the prior year quarter. These impacts were primarily due to the fluctuations in the Canadian dollar relative to the U.S. dollar.
Non-GAAP Measures
As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.
Adjusted net income available to common stockholders increased 16% to $174.1 million in the second quarter of 2024.
Diluted adjusted EPS available to common stockholders increased 15% to $0.94 per share in the second quarter of 2024.
Adjusted EBITDA increased 11% to $342.0 million in the second quarter of 2024.
Refer to the non-GAAP measures section below on pages 34-40 for further information.
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
We define our key operating metrics as follows:
Gross transaction value: Represents total proceeds from all items sold on our auctions and online marketplaces, third-party online marketplaces, private brokerage services and other disposition channels. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in the Company’s consolidated financial statements.

RB Global, Inc.	29

Total service revenue take rate: Total service revenue divided by total GTV.
Inventory return: Inventory sales revenue less cost of inventory sold.
Inventory rate: Inventory return divided by inventory sales revenue.
Total lots sold: A single asset to be sold or a group of assets bundled for sale as one unit. Low value assets are sometimes bundled into a single lot, collectively referred to as “small value lots”.
Historically, we presented GTV from the sale of parts in our vehicle dismantling business within our automotive sector and excluded the number of parts sold from our total lots sold metric. Commencing in the second quarter of 2024, management has begun to review the number of parts sold in our vehicle dismantling business within our other sector and as part of our total lots sold metric.
GTV by Sector
The following table illustrates the breakdown of total GTV by sector for the second quarter of 2024 compared to the same period in 2023.
Our automotive sector includes all consumer automotive vehicles. Our commercial construction and transportation sector includes heavy equipment such as excavators, dozers, lift and material handling, vocational and commercial trucks and trailers. The other sector primarily includes assets and equipment in the agricultural, forestry and energy industries, government surplus assets, smaller consumer recreational transportation items and parts sold in our vehicle dismantling business. All sectors include salvage and non-salvage transactions. Scrapped items disposed of in our disposition channels are excluded from GTV and our total lots sold metric.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Automotive	$2,007.7	$2,101.9	(4)%	$4,112.7	$2,433.6	69%
Commercial construction and transportation	1,613.3	1,481.3	9%	3,174.5	2,671.3	19%
Other	483.1	560.8	(14)%	894.3	938.3	(5)%
	$4,104.1	$4,144.0	(1)%	$8,181.5	$6,043.2	35%
In the second quarter of 2024, total GTV compared to the second quarter of 2023 decreased by 4% in our automotive sector, primarily due to a shift in assignment volumes from a customer in the United States. GTV increased by 9% in our commercial construction and transportation sector, mainly in the United States, primarily driven by an increase in lot volumes predominantly from our strategic accounts and imports, partially offset by lower average selling prices and an unfavorable asset mix. GTV decreased 14% in our other sector primarily from decreased sales of marine, aircraft and rail assets.
For the first six months of 2024, total GTV compared to the first six months of 2023 increased by 69% in our automotive sector due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023, and increased 19% in our commercial construction and transportation sector, primarily for the same reasons as discussed above, partially offset by a 5% decrease in our other sector.

RB Global, Inc.	30

Total Lots Sold by Sector
The following table illustrates the breakdown of total lots sold by sector for the second quarter of 2024, compared to the same period in 2023.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in '000's of lots sold, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Automotive	547.7	573.4	(4)%	1,132.3	660.9	71%
Commercial construction and transportation	118.2	84.4	40%	227.0	141.0	61%
Other	173.6	172.8	—%	319.2	278.0	15%
	839.5	830.6	1%	1,678.5	1,079.9	55%
In the second quarter of 2024, the total lots sold compared to the second quarter of 2023 decreased by 4% in our automotive sector mainly in the United States due to a shift in assignment volumes from a customer. Total lots sold increased by 40% in our commercial construction and transportation sector, mainly driven by a higher proportion of low value lots in the United States.
For the first six months of 2024, the total lots sold compared to the first six months of 2023 increased by 71% in our automotive sector and increased 15% in the other sector mainly due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the prior year. Total lots sold increased by 61% in our commercial construction and transportation sector mainly for the same reason as discussed above.
Debt
We have a credit agreement, which is comprised of multicurrency revolving facilities and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of a facility denominated in US dollars (the "USD TLA Facility"), and a facility denominated in Canadian dollars (the "CAD TLA Facility"). The Credit Agreement matures on September 21, 2026.
The TLA Facility loans are subject to quarterly installments of 1.25% of principal, with the balance payable at maturity. During the six months ended June 30, 2024, the Company repaid $250.0 million of principal on the USD TLA Facility. As of June 30, 2024, there are no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt. We continue to seek opportunities to prepay our debt.
At June 30, 2024, the Company also had $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the "Secured Notes"), and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the "Unsecured Notes") (collectively, the "Notes"). These Notes were used, along with the USD TLA Facility, to fund the acquisition of IAA, and accrue interest to be paid in cash semi-annually in arrears. The Secured Notes are jointly and severally guaranteed on a senior secured basis and the Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.

RB Global, Inc.	31

The below were our committed and uncommitted revolving credit facilities at June 30, 2024 and December 31, 2023:

(in U.S. dollars in millions)	June 30, 2024	December 31, 2023
Committed
Multicurrency revolving credit facilities	$750.0	$750.0
Uncommitted
Foreign demand revolving credit facility	5.0	5.0
Total revolving credit facilities	$755.0	$755.0
Unused
Multicurrency revolving credit facilities	$706.8	$724.7
Foreign demand revolving credit facility	5.0	5.0
Total revolving credit facilities unused	$711.8	$729.7

Debt Covenants
We were in compliance with all financial and other covenants applicable to our credit facilities at June 30, 2024.
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
For more information on our debt, see "Item 1 – Financial Statements: Note 14 Debt" in our consolidated financial statements.
Liquidity and Capital Resources
Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to preferred equity holders, (ii) settlement of contracts with consignors and other suppliers, (iii) personnel expenditures, with a majority of short-term incentive compensation paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments on short-term and long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances. In the current interest rate environment, the Company intends to continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations.
Our long-term cash requirements include scheduled principal repayments of long-term debt on the TLA Facility of $1.5 billion and the Notes of $1.4 billion, repayment of any drawn funds under our revolving credit facilities, as well as scheduled repayments of operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. For more information on our debt and leases, see "Item 1 – Financial Statements: Note 14 Debt" and "Item 1 – Financial Statements: Note 17 Leases," respectively, in our consolidated financial statements, as well as our audited consolidated financial statements for the year ended December 31, 2023.
Cash provided by operating activities can fluctuate significantly from period to period. We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $711.8 million, is sufficient to fund our current and planned operating activities.
1 We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

RB Global, Inc.	32

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
Cash Flows

	Six months ended June 30,
			Change
(in U.S. dollars in millions)	2024	2023	2024 over 2023
Cash provided by (used in):
Operating activities	$462.1	$49.9	$412.2
Investing activities	(131.7)	(2,892.5)	2,760.8
Financing activities	(322.4)	2,784.2	(3,106.6)
Effect of changes in foreign currency rates	(10.3)	5.8	(16.1)
Net decrease in cash, cash equivalents, and restricted cash	$(2.3)	$(52.6)	$50.3
Net cash provided by operating activities was $462.1 million in the first six months of 2024, as compared to net cash provided by operating activities of $49.9 million in the first six months of 2023. Net cash provided by operating activities increased $412.2 million mainly due to net cash generated by higher net income from the inclusion of IAA income from operations for a full quarter in the first quarter of 2024 compared to the 11-day stub period in the prior year. We also saw lower acquisition-related and integration costs and lower cash outflow from the net change in operating assets and liabilities of $136.2 million, partially offset by higher interest expense. The lower cash outflow from operating assets and liabilities was primarily due to lower tax payments due to the non-repeat of taxes paid in 2023 for the taxable gain portion on the sale of the Bolton property, and lower tax prepayments compared to the prior year. We also saw lower cash outflows driven by prepaid consigned vehicle charges with the inclusion of IAA and timing of inventory purchases. In addition, we saw lower cash outflows in the current year from a decrease in volumes in our automotive sector, timing of collection of advances and payments from customers, receipt of reimbursable leasehold improvements from lessors, and from the timing of sales tax remittances in Canada. The above decreases in cash outflows were partially offset by lower book overdrafts, higher incentive-based employee compensation payments from the inclusion of IAA, higher interest payments on our debt, higher operating lease payments, and the timing, size and number of auctions.
Net cash used in investing activities was $131.7 million in the first six months of 2024, as compared to net cash used in investing activities of $2.9 billion in the first six months of 2023. The decrease is primarily due to cash used in the prior period to fund the acquisitions of IAA and VeriTread.
Net cash used in financing activities was $322.4 million in the first six months of 2024, as compared to net cash provided by financing activities of $2.8 billion in the first six months of 2023. The change is primarily driven by higher cash inflows in the prior period, as we raised $3.1 billion in debt to fund the acquisition of IAA through the TLA Facility and the Notes, net of debt issuance costs, and received $496.9 million in net proceeds from the issuance of the Series A Senior Preferred Shares and common stock. We also repaid $600.0 million of long-term debt in the first half of 2023, for the redemption of our 2016 Notes and repayment of $100.0 million of debt on our USD TLA Facility, as compared to $250.0 million repayment on our USD TLA Facility in the current period. We also saw $100.6 million in lower dividends paid to common stockholders in the current period primarily due to the payment of a one-time special dividend in connection with the IAA acquisition in the prior year. In addition, we received higher proceeds from the exercise of stock options in the current year, driven by a higher share price.
Dividend Information
We declared a dividend of $0.27 per common share for each of the quarters ended March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023. We have declared, but not yet paid, a dividend of $0.29 per common share for the quarter ended June 30, 2024. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.
Debt over Net Income
Debt at the end of the second quarter of 2024 represented 7.8 times net income at and for the trailing twelve months ended June 30, 2024, compared to 21.4 times net income at and for the trailing twelve months ended June 30, 2023. The decrease in this debt/net income multiplier was primarily due to higher net income from the inclusion of IAA's net income compared to the stub period in the

RB Global, Inc.	33

prior year, as well as slightly lower levels of debt driven by repayments of principal on our TLA Facility. The adjusted net debt/adjusted EBITDA was 1.8 times at and for the trailing twelve months ended June 30, 2024, compared to 4.1 times at and for the trailing twelve months ended June 30, 2023. The decrease in this debt/net income multiplier was due to the same reasons as discussed above.
Critical Accounting Policies, Judgments, Estimates and Assumptions
In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. At June 30, 2024, there were no material changes in our critical accounting policies, and there were no material changes in judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
In the third quarter of 2023, we updated our calculation of non-GAAP measures and no longer adjust for the purchase accounting adjustments relating to long-lived assets from the application of acquisition accounting in the IAA acquisition. This change was applied retrospectively to the second quarter of 2023.
Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders Reconciliation
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results. Please refer to page 40 for a summary of adjusting items.
Adjusted net income available to common stockholders is calculated as net income available to common stockholders, excluding the effects of adjusting items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, amortization of acquired intangible assets, executive transition costs and certain other items.
Net income available to common stockholders is calculated as net income attributable to controlling interests, less cumulative dividends on Series A Senior Preferred Shares and allocated earnings to participating securities.
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

RB Global, Inc.	34

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Net income available to common stockholders	$100.7	$77.4	30%	$197.8	$44.2	348%
Share-based payments expense	18.1	12.3	47%	31.4	19.0	65%
Acquisition-related and integration costs	4.1	46.3	(91)%	16.9	172.5	(90)%
Amortization of acquired intangible assets	69.0	76.0	(9)%	138.6	92.7	50%
Loss (gain) on disposition of property, plant and equipment and related costs	0.4	(1.5)	NM	(1.4)	(1.5)	(7)%
Prepaid consigned vehicles charges	(1.3)	(39.7)	(97)%	(3.4)	(52.1)	(93)%
Loss on redemption of the 2016 and 2021 Notes and certain related interest expense	—	—	—%	—	3.3	NM
Other legal, advisory, restructuring and non-income tax expenses	7.7	0.5	1440%	10.0	0.7	1329%
Executive transition costs	2.0	—	NM	3.7	—	NM
Remeasurements in connection with business combinations	—	—	—%	—	(2.9)	NM
Related tax effects of the above	(24.0)	(18.8)	28%	(48.8)	(52.5)	(7)%
Related allocation of the above to participating securities	(2.6)	(2.9)	(10)%	(5.2)	(4.6)	13%
Adjusted net income available to common stockholders	$174.1	$149.6	16%	$339.6	$218.8	55%
Weighted average number of dilutive shares outstanding	184,912,584	182,810,399	1%	184,746,818	152,404,830	21%
Diluted earnings per share available to common stockholders	$0.54	$0.42	29%	$1.07	$0.29	269%
Diluted adjusted earnings per share available to common stockholders	$0.94	$0.82	15%	$1.84	$1.44	28%

NM = Not meaningful

RB Global, Inc.	35

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

Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described on page 40.
The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
			2024 over			2024 over
(in U.S. dollars in millions, except percentages)	2024	2023	2023	2024	2023	2023
Net income	$111.0	$86.8	28%	$218.4	$58.6	273%
Add: depreciation and amortization	110.3	109.6	1%	218.0	145.8	50%
Add: interest expense	59.9	65.0	(8)%	123.8	85.9	44%
Less: interest income	(6.8)	(5.0)	36%	(13.4)	(11.3)	19%
Add: income tax expense	36.6	32.6	12%	69.1	23.4	195%
EBITDA	311.0	289.0	8%	615.9	302.4	104%
Share-based payments expense	18.1	12.3	47%	31.4	19.0	65%
Acquisition-related and integration costs	4.1	46.3	(91)%	16.9	172.5	(90)%
Loss (gain) on disposition of property, plant and equipment and related costs	0.4	(1.5)	NM	(1.4)	(1.5)	(7)%
Remeasurements in connection with business combinations	—	—	—%	—	(1.4)	NM
Prepaid consigned vehicles charges	(1.3)	(39.7)	(97)%	(3.4)	(52.1)	(93)%
Other legal, advisory, restructuring and non-income tax expenses	7.7	0.5	1440%	10.0	0.7	1329%
Executive transition costs	2.0	—	NM	3.7	—	NM
Adjusted EBITDA	$342.0	$306.9	11%	$673.1	$439.6	53%

NM = Not meaningful

RB Global, Inc.	36

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

	At and for the twelve months ended June 30,
					% Change
(in U.S. dollars in millions, except percentages)	2024		2023		2024 over 2023
Short-term debt	$29.9		$17.2		74%
Long-term debt	2,826.9		3,123.4		(9)%
Debt	2,856.8		3,140.6		(9)%
Less: cash and cash equivalents	(599.5)		(432.9)		38%
Adjusted net debt	2,257.3		2,707.7		(17)%
Net income	$365.8		$146.8		149%
Add: depreciation and amortization	424.4		194.4		118%
Add: interest expense	251.7		104.6		141%
Less: interest income	(24.1)		(16.9)		43%
Add: income tax expense	122.1		51.7		136%
EBITDA	1,139.9		480.6		137%
Share-based payments expense	57.9		37.0		56%
Acquisition-related and integration costs	60.5		196.7		(69)%
(Gain) loss on disposition of property, plant and equipment and related costs	(0.7)		0.3		NM
Remeasurements in connection with business combinations	—		(1.4)		NM
Prepaid consigned vehicles charges	(18.3)		(52.1)		(65)%
Other legal, advisory, restructuring and non-income tax expenses	11.3		2.4		371%
Executive transition costs	15.7		—		NM
Adjusted EBITDA	$1,266.3		$663.5		91%
Debt/net income	7.8	x	21.4	x	(64)%
Adjusted net debt/adjusted EBITDA	1.8	x	4.1	x	(56)%

NM = Not meaningful

RB Global, Inc.	37

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

RB Global, Inc.	38

The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	At and for the twelve months ended June 30,
			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023
Net income attributable to controlling interests	$366.2	$147.0	149%
Add:
Interest expense	251.7	104.6	141%
Interest income	(24.1)	(16.9)	43%
Interest, net	227.6	87.7	160%
Tax on interest, net	(55.0)	(21.5)	156%
Reported return	$538.8	$213.2	153%

Add:
Share-based payments expense	57.9	37.0	56%
Acquisition-related and integration costs	60.5	196.7	(69)%
Amortization of acquired intangible assets	272.2	109.1	149%
(Gain) loss on disposition of property, plant and equipment and related costs	(0.7)	0.3	NM
Remeasurements in connection with business combinations	0.1	(2.9)	NM
Prepaid consigned vehicles charges	(18.3)	(52.1)	(65)%
Other legal, advisory, restructuring and non-income tax expenses	11.3	2.4	371%
Executive transition costs	15.7	—	NM
Related tax effects of the above	(94.6)	(68.7)	38%
Adjusted return	$842.9	$435.0	94%

Short-term debt - opening balance	$17.2	$8.6	100%
Short-term debt - ending balance	29.9	17.2	74%
Average short-term debt	23.6	12.9	83%
Long-term debt - opening balance	3,123.3	644.4	385%
Long-term debt - ending balance	2,826.9	3,123.3	(9)%
Average long-term debt	2,975.1	1,883.9	58%
Preferred equity - opening balance	482.0	—	NM
Preferred equity - ending balance	482.0	482.0	—%
Average preferred equity	482.0	241.0	100%
Stockholders' equity - opening balance	4,919.8	1,243.7	296%
Stockholders' equity - ending balance	5,155.3	4,919.8	5%
Average stockholders' equity	5,037.6	3,081.8	63%
Average invested capital	$8,518.3	$5,219.6	63%

ROIC	6.3%	4.1%	220bps
Adjusted ROIC	9.9%	8.3%	160bps

NM = Not meaningful

RB Global, Inc.	39

Adjusting Items
Recognized in the second quarter of 2024
•$18.1 million share-based payments expense.
•$4.1 million of acquisition-related and integration costs, primarily relating to the acquisition of IAA.
•$69.0 million amortization of acquired intangible assets from past acquisitions.
•$0.4 million loss on disposition of property, plant and equipment and related costs, primarily driven by non-cash costs arising from the accounting for the sale of the Bolton property, recorded in selling, general and administrative costs.
•$1.3 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•$7.7 million of other legal, advisory, restructuring and non-income tax expenses, which includes an estimated accrual for a new digital services tax in Canada on certain in-scope revenues earned for the period from January 1, 2022 to June 30, 2024, legal costs in connection with the settlement of an unusual legal claim accrued in the first quarter of 2024, as well as terminated and ongoing transaction costs.
•$2.0 million of estimated executive transition costs associated with the departure of our ex-CEO on August 1, 2023, which includes estimated settlement amounts and related costs.
Recognized in the first quarter of 2024
•$13.3 million share-based payments expense.
•$12.8 million of acquisition-related and integration costs primarily relating to the acquisition of IAA.
•$69.6 million amortization of acquired intangible assets from past acquisitions, of which $61.9 million related to the acquired intangible assets from the acquisition of IAA.
•$1.8 million gain on disposition of property, plant and equipment and related costs, primarily driven by a $2.2 million gain on a lease modification, offset by non-cash costs arising from the accounting for the sale of the Bolton property, recorded in selling, general and administrative costs.
•$2.1 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA, which do not have a future benefit at acquisition, and therefore has created a favorable reduction to our cost of services in the quarter.
•$2.2 million of other advisory, legal and restructuring costs, which primarily includes a $1.9 million loss on the settlement of an unusual legal claim recorded in other income, $0.3 million of terminated and ongoing transaction costs and $0.1 million of costs incurred with the Canada Revenue Agency’s (“CRA”) investigation.
•$1.7 million of estimated executive transition costs associated with the departures of certain executives on August 1, 2023, which includes severance, estimated settlement amounts and related costs.
The adjusting items recognized in our prior quarters are discussed in "Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

RB Global, Inc.	40

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three and six months ended June 30, 2024 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of June 30, 2024, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

On March 20, 2023, the Company completed the acquisition of IAA. Except as it relates to the continued integration of IAA, there were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RB Global, Inc.	41

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
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION

On June 5, 2024, James Kessler, the Chief Executive Officer of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Kessler’s Rule 10b5-1 Trading Plan, which will terminate on May 30, 2025, provides for the exercise of stock options to purchase up to 53,649 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at a specified limit price and on pre-specified dates during the term of the Rule 10b5-1 Trading Plan.

RB Global, Inc.	42

ITEM 6:    EXHIBITS
Exhibits
The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

RB Global, Inc.	43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: August 6, 2024	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: August 6, 2024	By:	/s/ Eric J. Guerin
Eric J. Guerin Chief Financial Officer

RB Global, Inc.	44