Form 10-Q
period 2024-09-30
RB GLOBAL INC.
filed 2024-11-08
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 184,414,894 common shares, without par value, outstanding as of October 31, 2024.

RB GLOBAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Expressed in millions of U.S. dollars, except share and per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$779.9	$773.8	$2,488.1	$1,923.4
Inventory sales revenue	201.9	246.0	654.5	715.3
Total revenue	981.8	1,019.8	3,142.6	2,638.7

Operating expenses:
Costs of services	339.7	316.8	1,041.5	680.5
Cost of inventory sold	193.5	230.0	612.8	673.4
Selling, general and administrative	177.8	203.5	584.5	546.2
Acquisition-related and integration costs	6.0	23.1	22.9	195.6
Depreciation and amortization	111.9	101.1	329.9	246.9
Total operating expenses	828.9	874.5	2,591.6	2,342.6
Gain on disposition of property, plant and equipment	0.5	0.5	3.2	4.4
Operating income	153.4	145.8	554.2	300.5

Interest expense	(57.2)	(63.7)	(181.0)	(149.6)
Interest income	6.9	4.5	20.3	15.8
Other income (loss), net	(1.2)	0.4	(2.2)	3.0
Foreign exchange gain (loss)	0.3	(0.7)	(1.6)	(1.4)
Income before income taxes	102.2	86.3	389.7	168.3
Income tax expense	26.2	23.1	95.3	46.5
Net income	$76.0	$63.2	$294.4	$121.8

Net income (loss) attributable to:
Controlling interests	$76.1	$63.4	$294.6	$122.2
Redeemable non-controlling interests	(0.1)	(0.2)	(0.2)	(0.4)
Net income	$76.0	$63.2	$294.4	$121.8

Net income attributable to controlling interests	76.1	63.4	294.6	122.2
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	(6.7)	(20.1)	(17.6)
Allocated earnings to Series A Senior Preferred Shares	(2.5)	(2.0)	(9.8)	(5.5)
Net income available to common stockholders	$66.9	$54.7	$264.7	$99.1

Earnings per share available to common stockholders:
Basic	$0.36	$0.30	$1.44	$0.61
Diluted	$0.36	$0.30	$1.43	$0.61

Weighted average number of shares outstanding:
Basic	184,304,993	182,148,717	183,752,510	161,724,677
Diluted	185,499,988	183,601,601	184,999,899	162,916,593
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	1

Condensed Consolidated Statements of Comprehensive Income (Expressed in millions of U.S. dollars) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$76.0	$63.2	$294.4	$121.8
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	28.6	(31.4)	(6.9)	1.6
Comprehensive income	$104.6	$31.8	$287.5	$123.4

Comprehensive income (loss) attributable to:
Controlling interests	$104.6	$32.0	$287.6	$123.8
Non-controlling interests	0.1	—	0.1	—
Redeemable non-controlling interests	(0.1)	(0.2)	(0.2)	(0.4)
Comprehensive income	$104.6	$31.8	$287.5	$123.4
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets (Expressed in millions of U.S. dollars, except share data) (Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$650.7	$576.2
Restricted cash	139.4	171.7
Trade and other receivables, net of allowance for credit losses of $8.4 and $6.4, respectively	736.3	731.5
Prepaid consigned vehicle charges	60.7	66.9
Inventory	163.9	166.5
Other current assets	82.4	91.2
Income taxes receivable	25.4	10.0
Total current assets	1,858.8	1,814.0
Property, plant and equipment, net	1,259.5	1,200.9
Operating lease right-of-use assets	1,431.9	1,475.5
Other non-current assets	96.7	85.6
Intangible assets, net	2,736.5	2,914.1
Goodwill	4,537.1	4,537.0
Deferred tax assets	11.5	10.3
Total assets	$11,932.0	$12,037.4

Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$546.7	$502.5
Trade and other liabilities	740.9	685.8
Current operating lease liabilities	116.4	118.0
Income taxes payable	9.3	8.5
Short-term debt	31.4	13.7
Current portion of long-term debt	4.4	14.2
Total current liabilities	1,449.1	1,342.7
Long-term operating lease liabilities	1,326.2	1,354.3
Long-term debt	2,724.9	3,061.6
Other non-current liabilities	90.6	86.7
Deferred tax liabilities	639.5	682.7
Total liabilities	6,230.3	6,528.0

Temporary equity:
Series A Senior Preferred Shares; shares authorized, issued and outstanding: 485,000,000 (December 31, 2023: 485,000,000)	482.0	482.0
Redeemable non-controlling interest	8.2	8.4

Stockholders' equity:
Senior preferred and junior preferred stock, unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil (December 31, 2023: nil)	—	—
Common stock, no par value, unlimited shares authorized; shares issued and outstanding: 184,407,685 (December 31, 2023: 182,843,942)	4,140.5	4,054.2
Additional paid-in capital	85.2	88.0
Retained earnings	1,034.4	918.5
Accumulated other comprehensive loss	(51.0)	(44.0)
Stockholders' equity	5,209.1	5,016.7
Non-controlling interests	2.4	2.3
Total stockholders' equity	5,211.5	5,019.0
Total liabilities, temporary equity and stockholders' equity	$11,932.0	$12,037.4
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Expressed in millions of U.S. dollars, except where noted) (Unaudited)

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock		Additional paid-In capital	Retained earnings	Accumulated other comprehensive loss
	Number of shares	Amount		Number of shares	Amount
Three months ended September 30, 2024
Balance, June 30, 2024	485,000,000	$482.0	$8.3	184,238,275	$4,132.7	$81.9	$1,020.2	$(79.5)	$2.3	$5,157.6
Net income (loss)	—	—	(0.1)	—	—	—	76.1	—	—	76.1
Other comprehensive income	—	—	—	—	—	—	—	28.5	0.1	28.6
	—	—	(0.1)	—	—	—	76.1	28.5	0.1	104.7
Stock option exercises	—	—	—	116,508	6.9	(1.2)	—	—	—	5.7
Issuance of common stock related to vesting of share units	—	—	—	52,902	0.9	(4.3)	—	—	—	(3.4)
Share-based payments expense	—	—	—	—	—	9.1	—	—	—	9.1
Equity-classified share units dividend equivalents	—	—	—	—	—	(0.3)	0.3	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(2.0)	—	—	(2.0)
Preferred dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(6.7)	—	—	(6.7)
Dividends paid to common stockholders	—	—	—	—	—	—	(53.5)	—	—	(53.5)
Balance, September 30, 2024	485,000,000	$482.0	$8.2	184,407,685	$4,140.5	$85.2	$1,034.4	$(51.0)	$2.4	$5,211.5
Three months ended September 30, 2023
Balance, June 30, 2023	485,000,000	$482.0	$8.7	181,983,976	$3,995.1	$89.7	$887.1	$(52.1)	$2.3	$4,922.1
Net income (loss)	—	—	(0.2)	—	—	—	63.4	—	—	63.4
Other comprehensive loss	—	—	—	—	—	—	—	(31.4)	—	(31.4)
	—	—	(0.2)	—	—	—	63.4	(31.4)	—	32.0
Stock option exercises	—	—	—	250,275	14.5	(2.9)	—	—	—	11.6
Issuance of common stock related to vesting of share units	—	—	—	15,601	0.8	(1.3)	—	—	—	(0.5)
Share-based continuing employment costs related to business combinations	—	—	—	—	0.3	0.4	—	—	—	0.7
Share-based payments expense	—	—	—	—	—	5.9	—	—	—	5.9
Equity-classified share units dividend equivalents	—	—	—	—	—	0.3	(0.3)	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(1.8)	—	—	(1.8)
Preferential dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(6.7)	—	—	(6.7)
Dividends paid to common stockholders	—	—	—	—	—	—	(49.2)	—	—	(49.2)
Balance, September 30, 2023	485,000,000	$482.0	$8.5	182,249,852	$4,010.7	$92.1	$892.5	$(83.5)	$2.3	$4,914.1

RB Global, Inc.	4

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock		Additional paid-In capital	Retained earnings	Accumulated other comprehensive loss
	Number of shares	Amount		Number of shares	Amount
Nine months ended September 30, 2024
Balance, December 31, 2023	485,000,000	$482.0	$8.4	182,843,942	$4,054.2	$88.0	$918.5	$(44.0)	$2.3	$5,019.0
Net income (loss)	—	—	(0.2)	—	—	—	294.6	—	—	294.6
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7.0)	0.1	(6.9)
	—	—	(0.2)	—	—	—	294.6	(7.0)	0.1	287.7
Stock option exercises	—	—	—	979,266	56.0	(11.5)	—	—	—	44.5
Issuance of common stock related to vesting of share units	—	—	—	331,847	14.0	(29.6)	—	—	—	(15.6)
Issuance of common stock related to ESPP	—	—	—	257,051	16.3	(3.2)	—	—	—	13.1
Share-based continuing employment costs related to business combinations	—	—	—	(4,421)	—	(0.2)	—	—	—	(0.2)
Share-based payments expense	—	—	—	—	—	41.0	—	—	—	41.0
Equity-classified share units dividend equivalents	—	—	—	—	—	0.7	(0.7)	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(5.5)	—	—	(5.5)
Preferential dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(20.1)	—	—	(20.1)
Dividends paid to common stockholders	—	—	—	—	—	—	(152.4)	—	—	(152.4)
Balance, September 30, 2024	485,000,000	$482.0	$8.2	184,407,685	$4,140.5	$85.2	$1,034.4	$(51.0)	$2.4	$5,211.5
Nine months ended September 30, 2023
Balance, December 31, 2022	—	$—	$—	110,881,363	$246.3	$85.3	$1,043.2	$(85.1)	$0.5	$1,290.2
Net income (loss)	—	—	(0.4)	—	—	—	122.2	—	—	122.2
Other comprehensive income	—	—	—	—	—	—	—	1.6	—	1.6
	—	—	(0.4)	—	—	—	122.2	1.6	—	123.8
Stock option exercises	—	—	—	351,349	19.4	(3.8)	—	—	—	15.6
Issuance of common stock related to vesting of share units	—	—	—	426,254	15.9	(33.6)	—	—	—	(17.7)
Issuance of common stock related to business combination	—	—	—	70,339,723	3,713.2	—	—	—	—	3,713.2
Share-based continuing employment costs related to business combinations	—	—	—	—	0.9	1.4	—	—	—	2.3
Replacement of share-based awards in business combination	—	—	—	—	—	13.1	—	—	—	13.1
Share-based payments expense	—	—	—	—	—	28.5	—	—	—	28.5
Equity-classified share units dividend equivalents	—	—	—	—	—	1.2	(1.2)	—	—	—
Non-controlling interest acquired in business combination	—	—	8.9	—	—	—	—	—	1.8	1.8
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	485,000,000	482.0	—	251,163	15.0	—	—	—	—	15.0
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(5.4)	—	—	(5.4)
Preferential dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(17.6)	—	—	(17.6)
Dividends paid to common stockholders	—	—	—	—	—	—	(248.7)	—	—	(248.7)
Balance, September 30, 2023	485,000,000	$482.0	$8.5	182,249,852	$4,010.7	$92.1	$892.5	$(83.5)	$2.3	$4,914.1

See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	5

Condensed Consolidated Statements of Cash Flows (Expressed in millions of U.S. dollars) (Unaudited)

Nine months ended September 30,	2024	2023
Cash provided by (used in):
Operating activities:
Net income	$294.4	$121.8
Adjustments for items not affecting cash:
Depreciation and amortization	329.9	246.9
Share-based payments expense	45.2	39.9
Deferred income tax benefit	(44.5)	(31.4)
Unrealized foreign exchange (gain) loss	(0.5)	5.4
Gain on disposition of property, plant and equipment	(3.2)	(4.4)
Allowance for expected credit losses	5.4	—
Loss on redemption of notes	—	3.3
Gain on remeasurement of investment upon acquisition	—	(1.4)
Amortization of debt issuance costs	9.7	7.1
Amortization of right-of-use assets	114.7	72.9
Other, net	16.1	7.0
Net changes in operating assets and liabilities	(19.7)	(260.4)
Net cash provided by operating activities	747.5	206.7
Investing activities:
Acquisition of IAA, net of cash acquired	—	(2,755.2)
Acquisition of VeriTread, net of cash acquired	—	(24.7)
Property, plant and equipment additions	(110.8)	(153.6)
Proceeds on disposition of property, plant and equipment	1.5	31.6
Intangible asset additions	(83.7)	(83.3)
Proceeds from repayment of loans receivable	6.3	2.3
Issuance of loans receivable	(20.8)	(18.8)
Other	(2.1)	(0.6)
Net cash used in investing activities	(209.6)	(3,002.3)
Financing activities:
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	—	496.9
Dividends paid to common stockholders	(152.4)	(248.7)
Dividends paid to Series A Senior Preferred shareholders	(25.6)	(21.9)
Proceeds from exercise of options and share option plans	57.5	15.5
Payment of withholding taxes on issuance of shares	(14.6)	(14.6)
Net increase (decrease) in short-term debt	16.4	(23.9)
Proceeds from long-term debt	—	3,175.0
Repayment of long-term debt	(353.3)	(603.3)
Payment of debt issue costs	—	(41.7)
Repayment of finance lease and equipment financing obligations	(19.7)	(13.6)
Proceeds from equipment financing obligations	2.0	11.1
Payment of contingent consideration	(1.9)	(2.0)
Net cash (used in) provided by financing activities	(491.6)	2,728.8
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(4.1)	0.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	42.2	(66.7)
Cash, cash equivalents, and restricted cash, beginning of period	747.9	625.9
Cash, cash equivalents, and restricted cash, end of period	$790.1	$559.2
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Preparation
Description of Business
RB Global, Inc. and its subsidiaries (collectively referred to as the “Company”, “RB Global”, "we", "us" or “our”) is a leading, omnichannel marketplace that provides value-added insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles worldwide. The Company has auction sites in 13 countries and a digital platform to serve customers in more than 170 countries across a variety of asset classes, including automotive, commercial transportation, construction, government surplus, lifting and material handling, energy, mining and agriculture.
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
2. Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require enhanced annual disclosures regarding rate reconciliations and income taxes paid information. The amendments are effective for the Company for fiscal year 2025, with early adoption permitted.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require enhanced disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). The amendments are effective for the Company for fiscal year 2024 and for interim periods commencing fiscal year 2025.

RB Global, Inc.	7

2. Recent Accounting Pronouncements (continued)
The Company is currently evaluating the impact of the adoption of the above ASU's on its consolidated financial statements and related disclosures.
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
4. Segment Information
The Company has one operating and reportable segment which reflects the manner in which the CODM, the Company's Chief Executive Officer, reviews and assesses the performance of the business and allocates resources. The CODM does not evaluate the performance of the Company or allocate resources at any level below the consolidated level or based on the Company's assets or liabilities.
The following table summarizes revenue by geographic area based on the location of the underlying auction activity or rendering of services:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	$724.0	$767.1	$2,282.7	$1,881.5
Canada	130.7	126.8	466.4	383.4
Europe	84.9	80.6	248.5	223.1
Australia	27.1	25.0	88.9	90.3
Other	15.1	20.3	56.1	60.4
Total revenue	$981.8	$1,019.8	$3,142.6	$2,638.7
5. Revenue
In the third quarter of 2024, the Company updated its presentation of disaggregated revenue to be consistent with how management currently evaluates its financial and business performance. The prior year disaggregation of revenue amounts have been recast to conform with current period presentation.
Revenue continues to be disaggregated by service revenue and inventory sales revenue. Total service revenue is further disaggregated by customer type, between revenue earned from buyers or sellers who transact in live and online auctions, online marketplaces and private brokerage, as well as by marketplace services revenue; revenue earned from optional value-added services provided to customers. Prior to the third quarter of 2024, the Company disaggregated its revenue by commissions earned from its consignors, buyer fees earned from its buyers in each sale transaction, and presented all other fees earned in the rendering of services, whether related to auctions, online marketplaces, private brokerage or other services, within marketplace services revenue. In the current quarter, the Company has updated its disaggregated revenue presentation, and as a result transactional seller revenue now includes commissions, pre-negotiated or fixed, as well as certain auction related fees earned from sellers to complete the sale of an asset, and transactional buyer revenue includes all auction-related fees or charges earned from buyers to complete the purchase of an asset. Accordingly, certain auction-related fees were reclassified from marketplace services revenue to transactional seller or transactional buyer revenue. These changes were made in order to align with how management categorize revenues for internal management purposes.

RB Global, Inc.	10

5. Revenue (continued)
The following table summarizes the Company's revenue from the rendering of services and the sale of inventory:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Transactional seller revenue	$206.6	$223.2	$695.9	$607.0
Transactional buyer revenue	486.9	476.6	1,522.3	1,104.5
Marketplace services revenue	86.4	74.0	269.9	211.9
Total service revenue	779.9	773.8	2,488.1	1,923.4
Inventory sales revenue	201.9	246.0	654.5	715.3
Total revenue	$981.8	$1,019.8	$3,142.6	$2,638.7

Transactional seller revenue includes commissions earned from consignors on the sale of consigned assets, as well as other fees earned from consignors to facilitate the sale of an asset such as towing to our yards, liens search, title processing and online listing and inspection fees.

Transactional buyer revenue includes transaction fees based on a tiered structure earned from the purchasers of consigned assets and inventory, as well as other fees earned from buyers to complete the purchase of an asset, such as title processing, late pick-up, salvage buyer platform registration and other administrative processing charges.

Marketplace services revenue includes fees earned from various optional services provided to buyers, sellers, or other third-parties, such as transportation, buyer towing, refurbishment, financing, parts procurement, data and appraisal, and other ancillary services.
In addition, during the three and nine months ended September 30, 2024, approximately 24% and 22%, respectively, of consolidated revenues were associated with vehicles supplied by the Company's three largest provider customers.

RB Global, Inc.	11

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
The following table summarizes acquisition-related and integration costs by significant acquisition and nature:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
IAA acquisition
Financing	$—	$—	$—	$30.0
Severance	2.9	6.6	10.6	29.3
Integration	2.7	11.7	9.7	28.8
Acceleration of share-based payments expense	0.1	0.6	1.0	6.5
Legal	—	0.1	—	12.2
Investment banking, consulting and other acquisition-related costs	0.1	2.9	1.2	67.2
Settlement of pre-existing contractual arrangement	—	—	—	16.3
	5.8	21.9	22.5	190.3
Other acquisitions	0.2	1.2	0.4	5.3
Total acquisition-related and integration costs	$6.0	$23.1	$22.9	$195.6
Depreciation and Amortization

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Depreciation	$26.2	$24.9	$76.4	$61.9
Amortization	85.7	76.2	253.5	185.0
	$111.9	$101.1	$329.9	$246.9
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

The Company's effective tax rate was 25.6% for the three months ended September 30, 2024 and 24.5% for the nine months ended September 30, 2024. The variance from the statutory federal and provincial tax rate in British Columbia, Canada of 27.0% relates primarily to a higher estimate of income taxed in jurisdictions with lower tax rates.

The Company is routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge the manner in which the Company has filed its tax returns and reported its income.

On February 13, 2023, the Canadian Revenue Agency ("CRA") issued a proposal letter to the Company asserting that one of its Luxembourg subsidiaries, which was in operation from 2010 until 2020, was resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation. The Company responded to the CRA’s proposal letter on June 12,

RB Global, Inc.	12

7. Income Taxes (continued)
2023 rejecting the assertion regarding Canadian residency. On September 6, 2024, the CRA issued the Company a letter confirming its intention to issue a notice of assessment for the taxation years 2010 through 2015. The Company plans to vigorously defend the notice of assessment as it believes it is and has been in full compliance with Canadian tax laws. As such, the Company plans to file a notice of objection with the CRA at which time the Company will be obligated to deposit at least 50% of the assessed amount to the CRA (which deposit is required by law as part of the CRA's objection process and which would be refunded to the Company in the event that the Company prevailed in its objection or subsequent legal proceedings). In the event that a court of competent jurisdiction makes a final determination that the income of the Luxembourg subsidiary for 2010 through 2015 was subject to Canadian income tax laws, the Company may ultimately be liable for additional total Canadian federal and provincial income tax of approximately $26.0 to $30.0 million, exclusive of interest and penalties, which could be material relative to the size of the tax assessment. If the Company is unsuccessful in appealing the matter, the Company could incur additional income taxes, penalties and interest, which could have a material negative effect on its operations. At September 30, 2024, the Company has not recorded any amounts relating to this matter in the consolidated financial statements because it is the Company’s conclusion that it is more likely than not that the Company’s tax filing position will ultimately be sustained on appeal. During the third quarter of 2024, the CRA has also requested additional information regarding the 2016 to 2020 taxation years.

The Company is unable to predict the ultimate outcome of this matter and the final disposition of any appeals, which could take numerous years to resolve.
8. Earnings Per Share Available to Common Stockholders
The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income available to common stockholders	$66.9	$54.7	$264.7	$99.1

Denominator:
Basic weighted average shares outstanding	184,304,993	182,148,717	183,752,510	161,724,677
Weighted average effect of dilutive securities:
Share units	590,407	875,477	617,090	655,762
Stock options and employee share purchase plan	604,588	577,407	630,299	536,154
Diluted weighted average shares outstanding	185,499,988	183,601,601	184,999,899	162,916,593

Earnings per share available to common stockholders:
Basic	$0.36	$0.30	$1.44	$0.61
Diluted	$0.36	$0.30	$1.43	$0.61

RB Global, Inc.	13

9. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

Nine months ended September 30,	2024	2023
Trade and other receivables	$(0.3)	$(224.2)
Prepaid consigned vehicle charges	6.1	(57.4)
Inventory	(8.1)	(18.7)
Advances against auction contracts	14.3	(4.0)
Prepaid expenses and deposits	(5.3)	(0.7)
Income taxes receivable	(15.5)	(38.1)
Auction proceeds payable	46.1	152.9
Trade and other liabilities	49.7	60.8
Income taxes payable	1.2	(40.9)
Operating lease obligations	(98.9)	(89.4)
Other	(9.0)	(0.7)
Net changes in operating assets and liabilities	$(19.7)	$(260.4)
Other Supplemental Cash Flow Information

Nine months ended September 30,	2024	2023
Interest paid, net of interest capitalized	$201.1	$126.8
Interest received	20.3	15.8
Net income taxes paid	156.0	155.6
Non-cash purchase of property, plant and equipment under finance lease	25.2	10.2
Non-cash operating right of use assets obtained in exchange for new lease obligations	80.5	147.9
10. Fair Value Measurement
The following table summarizes the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		September 30, 2024		December 31, 2023
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$53.3	$53.5	$37.7	$37.6
Derivative financial assets	Level 2	0.1	0.1	0.4	0.4
Derivative financial liabilities	Level 2	0.1	0.1	—	—
Contingent consideration liability	Level 3	4.7	4.7	5.2	5.2
Long-term debt
Secured Notes	Level 1	544.4	568.6	543.2	565.1
Unsecured Notes	Level 1	790.5	852.0	789.5	848.0
Term loans	Level 2	1,394.4	1,403.0	1,743.1	1,758.1
The fair value of loans receivable with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The fair value of the derivative financial assets, which consist of forward currency contracts, are determined using observable inputs, including foreign currency spot exchange rates and forward pricing curves, and considers the credit risk of the Company and its counterparties. The fair value of the contingent consideration liability, which relates to IAA's acquisition of Marisat, Inc. in 2021, is determined using certain unobservable inputs, including the likelihood of the achievement of volume targets. The fair values of the Secured Notes and Unsecured Notes are determined by reference to a quoted market price traded in an over-the-counter

RB Global, Inc.	14

10. Fair Value Measurement (Continued)
broker market. The carrying values of the term loans, before deduction of deferred debt issuance costs, approximate their fair values as the interest rates on the loans are short-term in nature.
11. Derivative Financial Instruments
The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on certain loans receivable and significant intercompany balances. The unrealized gain (loss) on forward currency contracts recognized within foreign exchange gain (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Unrealized gain (loss) on forward currency contracts	$—	$(0.4)	$(0.3)	$(0.5)
The total gross notional amount of forward currency contracts outstanding as of September 30, 2024 is $47.0 million (December 31, 2023: $33.9 million).
12. Trade and Other Receivables

	September 30, 2024	December 31, 2023
Advanced charges receivable	$325.3	$374.7
Trade accounts receivable	361.5	315.8
Consumption taxes receivable	18.0	21.1
Loans receivable	34.9	21.8
Other receivables	5.0	4.5
Trade and other receivables, gross	744.7	737.9
Less: allowance for credit losses	(8.4)	(6.4)
Trade and other receivables, net	$736.3	$731.5
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables.
The following table presents the activity in the allowance for expected credit losses for the nine months ended September 30, 2024:

Balance at December 31, 2023	$6.4
Current period provision	5.4
Write-offs charged against the allowance	(3.4)
Balance at September 30, 2024	$8.4
Loans Receivable

	September 30, 2024	December 31, 2023
Loans receivable
Current portion - Trade and other receivables	$34.9	$21.8
Non-current portion - Other non-current assets	18.4	15.9
Total loans receivable	$53.3	$37.7
The Company participates in certain lending arrangements that are fully collateralized and secured by certain equipment, and in some arrangements, also secured by other assets. These arrangements typically have terms of one to five years. In an event of default under these agreements, the Company will take possession of the equipment as collateral or will be entitled to the proceeds of disposition of collateral to recover its loans receivable balance. The allowance for credit losses is not significant.

RB Global, Inc.	15

13. Trade and Other Liabilities

	September 30, 2024	December 31, 2023
Accrued liabilities	$209.7	$294.5
Trade payables	140.5	138.9
Book overdrafts	233.3	129.1
Deferred revenue	41.2	17.5
Taxes payable	73.1	63.7
Current portion of finance leases and equipment financing obligations	24.2	24.4
Share unit liabilities	10.4	7.6
Other payables	8.5	10.1
Trade and other liabilities	$740.9	$685.8
Book overdrafts represent outstanding checks and other outstanding disbursements in excess of funds on deposit. Taxes payable includes value added tax and sales tax.
The Company has also estimated and accrued an immaterial liability, recognized in selling, general and administrative expenses and taxes payable, within trade and other liabilities, for the retroactive impact of the digital services tax for the period from January 1, 2022 to June 30, 2024 arising from Canada’s Digital Services Tax Act, enacted on June 28, 2024. Amounts accrued from July 1, 2024 are recorded within costs of services, as the cost is now considered a direct cost of generating revenues. The estimates are based on the Company’s assessment as to which revenue sources are considered in-scope of the new tax. The Company may determine that additional revenue sources are in-scope as it completes its assessment but does not believe that any additional liability would be material to the consolidated financial statements.
14. Debt

	Weighted Average Interest Rate % [1]	September 30, 2024	December 31, 2023
Short-term debt	7.14%	$31.4	$13.7

Long-term debt:
Term loans (maturing September 2026):
Term Loan A Facility loan denominated in Canadian dollars, secured	7.08%	78.0	83.1
Term Loan A Facility loan denominated in US dollars, secured	7.64%	1,325.0	1,675.0
Less: unamortized debt issuance costs		(8.6)	(15.0)

Senior secured and unsecured notes:
6.75% Senior secured notes due in March 2028		550.0	550.0
Less: unamortized debt issuance costs		(5.6)	(6.8)
7.75% Senior unsecured notes due in March 2031		800.0	800.0
Less: unamortized debt issuance costs		(9.5)	(10.5)
Total long-term debt		2,729.3	3,075.8
Less: current portion of long-term debt		4.4	14.2
Long-term debt		$2,724.9	$3,061.6
1 The weighted average interest rate reflects the rate at the end of the period for the debt outstanding
At September 30, 2024, the Company had unused committed revolving credit facilities aggregating $703.2 million that are available until September 2026, subject to certain covenant restrictions, and unused uncommitted revolving credit facilities aggregating $15.0

RB Global, Inc.	16

14. Debt (continued)
million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at September 30, 2024.
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
On March 20, 2023, with the closing of the acquisition of IAA, the USD TLA Facility was funded for $1.8 billion and the existing delayed-draw term facility of CAD $115.9 million was refinanced and converted to the CAD TLA Facility. The TLA Facility loans are subject to quarterly installments of 1.25% of principal, with the balance payable at maturity. During the nine months ended September 30, 2024, the Company repaid $350.0 million of principal on the USD TLA Facility. As of September 30, 2024, there are no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt.
Senior Secured and Unsecured Notes
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
15. Temporary Equity, Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common stock and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of September 30, 2024. The Series A Senior Preferred Shares carry an initial 5.5% cumulative dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor.
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at September 30, 2024.
Holders of the Series A Senior Preferred Shares are entitled to vote together with the common shares on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law.
Redeemable Non-controlling Interest
Redeemable non-controlling interest relates to a put/call agreement with one of the minority unitholders of VeriTread under which the holder can put its remaining 21% interest in VeriTread to the Company if certain performance targets are met. At September 30, 2024 the Company assessed that redemption of the redeemable non-controlling interest remains probable and that there has been no material change to the estimated redemption value.

RB Global, Inc.	17

15. Temporary Equity, Equity and Dividends (continued)
Common Stock Dividends
The following table summarizes the details of common stock dividends declared and paid during the nine months ended September 30, 2024 and 2023:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Nine months ended September 30, 2024:
Fourth quarter 2023	January 19, 2024	$0.27	February 9, 2024	$49.3	March 1, 2024
First quarter 2024	May 8, 2024	$0.27	May 29, 2024	$49.6	June 20, 2024
Second quarter 2024	August 2, 2024	$0.29	August 28, 2024	$53.5	September 18, 2024

Nine months ended September 30, 2023:
Special Dividend	March 6, 2023	$1.08	March 17, 2023	$120.4	March 28, 2023
Fourth quarter 2022	January 13, 2023	$0.27	February 10, 2023	$30.0	March 3, 2023
First quarter 2023	May 9, 2023	$0.27	May 30, 2023	$49.1	June 20, 2023
Second quarter 2023	August 2, 2023	$0.27	August 23, 2023	$49.2	September 13, 2023
Subsequent to September 30, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.29 per common share, payable on December 18, 2024 to common stockholders of record on November 27, 2024.
Foreign Currency Translation Reserve
Foreign currency translation adjustment, a component of other comprehensive income (loss) includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gains (losses) on intercompany foreign currency transactions of a long-term investment nature	$6.0	$(4.9)	$(0.1)	$(4.3)

RB Global, Inc.	18

16. Share-based Payments
The following table summarizes the components of share-based payment expense by consolidated income statement classification:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Selling, general and administrative:
Stock option compensation expense	$0.7	$1.1	$3.0	$5.4
Equity-classified share units	7.3	10.9	32.9	23.8
Liability-classified share units	0.6	0.1	2.1	0.6
Employee share purchase plan	1.2	1.3	5.8	2.6
	9.8	13.4	43.8	32.4
Acquisition-related and integration costs:
Acceleration of share-based payments expense	0.1	0.6	1.0	6.5
Share-based continuing employment costs	0.2	0.9	0.4	2.9
	0.3	1.5	1.4	9.4
	$10.1	$14.9	$45.2	$41.8
Equity-classified and liability-classified share units
The following table summarizes share unit activity for the nine months ended September 30, 2024:

	Equity-classified						Liability-classified
	Performance Share Units (Performance Conditions)		Performance Share Units (Market Conditions)		Restricted Share Units		Deferred Share Units
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2023	415,429	$58.35	174,260	$74.83	539,671	$53.64	100,560	$38.36
Granted	161,579	75.93	160,223	122.42	322,471	75.76	11,667	72.48
Vested and settled	(114,315)	58.79	(58,511)	66.08	(232,451)	53.47	(3,759)	59.05
Forfeited	(15,342)	58.10	(9,618)	83.59	(26,885)	59.15	—	—
Outstanding at September 30, 2024	447,351	$64.59	266,354	$105.06	602,806	$65.29	108,468	$41.31

Performance Share Units ("PSUs")
During the nine months ended September 30, 2024 the Company granted PSU's that are equity settled to executives and senior employees, half of which vest based on performance conditions and half of which vest based on market conditions, conditional upon the Company's total shareholder return relative to a peer group. PSU's typically have three year performance and market vesting conditions.
The fair value of PSUs with performance vesting conditions granted during the nine months ended September 30, 2024 were estimated using the closing market price of the Company's common shares listed on the NYSE on the respective grant dates.

RB Global, Inc.	19

16. Share-based Payments (continued)
The fair value of PSUs with market vesting conditions granted during the nine months ended September 30, 2024 were estimated using a Monte Carlo simulation model on the respective grant dates incorporating the following significant assumptions, presented on a weighted average basis:

Risk free interest rate	4.4%
Expected lives of the PSUs	3 years
Expected volatility	32.2%
Average expected volatility of comparable companies	48.3%
Restricted Share Units ("RSUs")
During the nine months ended September 30, 2024 the Company granted RSUs that are equity settled to employees and members of its Board of Directors which vest based on service conditions. RSUs granted to employees typically vest over a three year service period and RSUs granted to directors vest on the earlier of (i) the one year anniversary of the grant date and (ii) the date of the Company's next annual meeting of shareholders. The issuance of shares related to RSUs granted to directors may be deferred at the holder's election.
The fair value of RSUs granted during the nine months ended September 30, 2024 were estimated using the closing market price of the Company's common shares listed on the NYSE on the respective grant dates.
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
The following table summarizes the components of lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$60.3	$59.9	$182.2	$132.1
Finance lease cost
Amortization of leased assets	3.4	2.6	9.1	8.5
Interest on lease liabilities	0.6	0.3	1.5	0.9
Short-term lease cost	4.6	4.7	14.6	12.4
Sublease income	(0.2)	—	(0.6)	(0.1)
	$68.7	$67.5	$206.8	$153.8

RB Global, Inc.	20

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

During the three and nine months ended September 30, 2024, the Company recorded an expense of $0.2 million and $3.3 million, respectively, reflecting changes to the estimated fair value of certain share-based payment awards. Any changes to the estimated payment amount to Ms. Fandozzi as a result of the settlement of the matter could be material.

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
At September 30, 2024, there were $71.3 million of assets guaranteed under contract, of which 99% is expected to be sold prior to December 31, 2024, with the remainder to be sold by December 31, 2025 (at December 31, 2023: $67.5 million, of which 70% was expected to be sold prior to the end of March 31, 2024, with the remainder expected to be sold by December 31, 2024).
The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

RB Global, Inc.	21

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including the following section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “confident”, “continue”, “estimate”, “expect”, “intend”, “may”, “remain”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially, and may include, among others, statements relating to:
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

Overview
RB Global, Inc. and its subsidiaries (collectively referred to as “RB Global”, the “Company”, "our", "us", or “we”) (NYSE & TSX: RBA) is a leading global marketplace that connects sellers and buyers of commercial assets and vehicles. Through our omnichannel platform we facilitate transactions for customers primarily in our automotive and commercial construction and transportation ("CC&T") sectors. We also provide our customers value-added marketplace services, technology solutions for vehicle merchandising, platforms for lifecycle management of assets, and a market data intelligence platform to help customers make more informed business decisions.
Our customers primarily include automotive insurance companies, as well as end users, dealers, fleet owners, and original equipment manufacturers (“OEMs”) of commercial assets and vehicles. We also serve customers in the agriculture, energy, and natural resources sectors, as well as government entities.
Our CC&T sector includes heavy equipment such as excavators, dozers, lift and material handling, vocational and commercial trucks and trailers. Our automotive sector includes all consumer automotive vehicles. The other sector primarily includes assets and equipment in the agricultural, forestry and energy industries, government surplus assets, smaller consumer recreational transportation items and parts sold in our vehicle dismantling business. All sectors include salvage and non-salvage transactions.
We have a global presence, primarily with operations in the United States, Canada and across Europe, and employ more than 7,900 full-time employees worldwide, of which approximately 67% are located in the United States.
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

RB Global, Inc.	23

Revenue Mix Fluctuations
In the third quarter of 2024, the Company updated its presentation of disaggregated revenue to align to how management evaluates its financial and business performance. The prior year disaggregation of revenue amounts have been recast in the current quarter to conform with current period presentation.
Our revenue continues to be comprised of service revenue and inventory sales revenue. Total service revenue includes revenue by customer type, between revenue earned from buyers or sellers who transact in live and online auctions, online marketplaces and private brokerage, as well as marketplace services revenue, revenue earned from optional services provided to our customers.
Prior to the third quarter of 2024, the Company disaggregated its revenue by commissions earned from its consignors, buyer fees earned from its buyers in each sale transaction, and presented all other fees earned in the rendering of services, whether related to auctions, online marketplaces, private brokerage or other services, within marketplace services revenue. In the current quarter, the Company has updated its presentation of revenue, and as a result transactional seller revenue now includes commissions, pre-negotiated or fixed, as well as certain auction-related fees earned from sellers to complete the sale of an asset, such as towing to our yards, liens search, title processing and online listing and inspection fees. Transactional buyer revenue now includes buyer transaction fees based on a tiered structure earned from purchasers upon purchase of an asset, as well as other auction-related fees earned from buyers to complete the purchase of an asset, such as title processing, late-pick up, salvage buyer platform registration and other administrative processing charges. Accordingly, certain auction-related fees were reclassified from marketplace services revenue to transactional seller or transactional buyer revenue. These changes were made in order to align with how management categorize revenues for internal management purposes.
Marketplace services revenue include fees earned from various optional services provided to buyers, sellers or other third parties, and includes transportation, buyer towing, refurbishment, financing, parts procurement, data and appraisal, and other ancillary services.

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
In our CC&T sector, the need for transaction solutions following the surge experienced post-pandemic has normalized, and customers are increasingly delaying decisions over disposition of assets as they evaluate the current business conditions in face of an uncertain macro environment, negatively impacting unit volume growth for higher value assets. In addition, macro uncertainty in the construction and transportation end markets is putting pressure on asset prices within the sector. The higher interest rate environment, as well as higher cost of new assets, is driving some customers to delay replacing their existing assets which is contributing to a lower need to transact equipment.
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
We also see an increase in competitive pressures across all geographies and sectors, continue to experience inflationary pressures on our business through elevated operating costs, and are exposed to interest rate volatility on our variable rate long-term debt totaling approximately $1.4 billion.
Key Operating Metrics
We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, and make operating decisions. We believe these key operating metrics are useful

RB Global, Inc.	24

to investors because management uses these metrics to assess the growth of our business and the effectiveness of our operational strategies.
We define our key operating metrics as follows:
Gross transaction value ("GTV"): Represents total proceeds from all items sold on our auctions and online marketplaces, third-party online marketplaces, private brokerage services and other disposition channels. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in the Company’s consolidated financial statements.
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
Performance Overview and Consolidated Results
For the third quarter of 2024 as compared to the third quarter of 2023:
•Total GTV decreased 7% to $3.6 billion
•Total revenue decreased 4% to $981.8 million
◦Service revenue increased 1% to $779.9 million
◦Inventory sales revenue decreased 18% to $201.9 million
•Net income increased 20% to $76.0 million
•Net income available to common stockholders increased 22% to $66.9 million
•Diluted earnings per share (“EPS”) available to common stockholders increased 20% to $0.36 earnings per share
•Diluted adjusted EPS available to common stockholders decreased 1% to $0.71 per share
•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 1% to $283.7 million

RB Global, Inc.	25

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated. The financial results include IAA from its acquisition on March 20, 2023.

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Service revenue	$779.9	$773.8	1%	$2,488.1	$1,923.4	29%
Inventory sales revenue	201.9	246.0	(18)%	654.5	715.3	(8)%
Total revenue	981.8	1,019.8	(4)%	3,142.6	2,638.7	19%
Costs of services	339.7	316.8	7%	1,041.5	680.5	53%
Cost of inventory sold	193.5	230.0	(16)%	612.8	673.4	(9)%
Selling, general and administrative	177.8	203.5	(13)%	584.5	546.2	7%
Acquisition-related and integration costs	6.0	23.1	(74)%	22.9	195.6	(88)%
Depreciation and amortization	111.9	101.1	11%	329.9	246.9	34%
Total operating expenses	828.9	874.5	(5)%	2,591.6	2,342.6	11%
Gain on disposition of property, plant and equipment	0.5	0.5	—%	3.2	4.4	(27)%
Operating income	153.4	145.8	5%	554.2	300.5	84%
Net income	76.0	63.2	20%	294.4	121.8	142%
Net income available to common stockholders	66.9	54.7	22%	264.7	99.1	167%
Effective tax rate	25.6%	26.8%	(120)bps	24.5%	27.6%	(310)bps

Total GTV	$3,622.2	$3,875.4	(7)%	$11,803.6	$9,918.6	19%
Service GTV	3,420.3	3,629.4	(6)%	11,149.1	9,203.3	21%
Inventory GTV	201.9	246.0	(18)%	654.5	715.3	(8)%

Inventory return	$8.4	$16.0	(48)%	$41.7	$41.9	—%
Inventory rate	4.2%	6.5%	(230)bps	6.4%	5.9%	50bps

RB Global, Inc.	26

Total GTV
Total GTV decreased 7% to $3.6 billion in the third quarter of 2024, and increased 19% to $11.8 billion in the first nine months of 2024.
The following summarizes our total GTV by geography and by sector for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
United States	$2,822.8	$3,047.6	(7)%	$9,015.8	$7,360.0	22%
Canada	520.4	540.9	(4)%	1,917.5	1,723.0	11%
International	279.0	286.9	(3)%	870.3	835.6	4%
Total GTV	$3,622.2	$3,875.4	(7)%	$11,803.6	$9,918.6	19%

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Automotive	$2,031.1	$2,051.1	(1)%	$6,143.7	$4,484.8	37%
Commercial construction and transportation	1,217.6	1,352.5	(10)%	4,392.1	4,023.7	9%
Other	373.5	471.8	(21)%	1,267.8	1,410.1	(10)%
Total GTV	$3,622.2	$3,875.4	(7)%	$11,803.6	$9,918.6	19%
The following table illustrates the breakdown of total lots sold by sector for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in '000's of lots sold, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Automotive	553.8	555.0	—%	1,686.1	1,215.9	39%
Commercial construction and transportation	103.1	86.6	19%	330.1	227.6	45%
Other	140.8	157.8	(11)%	459.9	435.8	6%
Total Lots Sold	797.7	799.4	—%	2,476.1	1,879.3	32%
In the third quarter of 2024, total GTV decreased year over year, primarily due to lower average selling prices across all sectors, and mainly in the United States and Canada in our CC&T sector. Average selling prices in our CC&T and other sector experienced unfavorable asset mix as well as price declines. Although we saw lower GTV volume in our CC&T sector, lot volumes in the United States increased primarily due to a large consignor contract in the transportation sector. In addition, volumes decreased due to the non-repeat of several large one-time auction events within our other sector in the United States. In our automotive sector, GTV decreased slightly year over year, driven by International.
For the first nine months of 2024, total GTV increased year over year, mainly due to the inclusion of IAA in the first quarter of 2024 for the full quarter, compared to the 11-day stub period in the first quarter of 2023. Excluding the impact of the IAA acquisition in the first quarter, total GTV decreased year over year, primarily driven by lower volumes in our automotive sector in the United States driven by the previously announced shift in assignment volumes from a customer, and due to asset mix and lower price realization within our other and CC&T sectors across North America. These decreases were partially offset by an increase in volume from our strategic accounts within our CC&T sector.

RB Global, Inc.	27

Total Revenue
Total revenue decreased 4% to $981.8 million in the third quarter of 2024 primarily due to an 18% decrease in inventory sales revenue, partially offset by an 1% increase in total service revenue.
Total revenue increased 19% to $3.1 billion in the first nine months of 2024 due to a 29% increase in service revenue, partially offset by an 8% decrease in inventory sales revenue.
Service Revenue
Service revenue is comprised of transactional seller revenue, which mainly includes commissions earned on service GTV from our straight, fixed or guarantee commission contracts, transactional buyer revenue, which mainly includes buyer transaction fees earned on total GTV from purchasers on the sale of inventory or consigned equipment, and revenues earned from our marketplace services.
The following table summarizes key components of total service revenue for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Transactional seller revenue	$206.6	$223.2	(7)%	$695.9	$607.0	15%
Transactional buyer revenue	486.9	476.6	2%	1,522.3	1,104.5	38%
Marketplace services revenue	86.4	74.0	17%	269.9	211.9	27%
Total service revenue	$779.9	$773.8	1%	$2,488.1	$1,923.4	29%
In the third quarter of 2024, total service revenue increased 1%, with marketplace services revenue increasing 17%, transactional buyer revenue increasing 2%, primarily offset by transactional seller revenue decreasing 7%.
Marketplace services revenue increased 17% in the third quarter of 2024, primarily driven by higher fees earned from transportation services provided to a large consignor contract in the United States in our CC&T sector.
Transactional buyer revenue increased 2%, while total GTV decreased 7%, primarily from higher buyer fee rate structures implemented in early 2024 across all sectors. We also saw an increase in buyer fees in our CC&T sector due to a higher proportion of low value lots sold.
Transactional seller revenue decreased 7%, primarily in line with the decrease in service GTV of 6%.
In the first nine months of 2024, total service revenue increased 29%, with transactional buyer revenue increasing 38%, marketplace services revenue increasing 27%, and transactional seller revenue increasing 15%.
Transactional buyer revenue increased 38%, primarily driven by the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023. In addition, transactional buyer revenue increased higher than the 19% increase in total GTV, primarily for the same reasons as discussed above.
Marketplace services revenue increased 27%, mainly in our CC&T sector for the same reason as discussed above, as well as due to the increase in fees from the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023.
Transactional seller revenue increased 15%, primarily due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023. In addition, transactional seller revenue increased less than the 21% increase in service GTV, due to softer performances primarily in our guarantee contracts in Canada within our CC&T sector.
Inventory Sales Revenue
In the third quarter of 2024, inventory sales revenue decreased 18%, primarily driven by lower volumes in our CC&T sector from softer year over year performances due to lower price realization and contract mix. We also saw a decrease in inventory sales revenue in our automotive sector, driven by lower volumes primarily from an unfavorable contract mix in International and the United States.

RB Global, Inc.	28

For the first nine months of 2024, inventory sales revenue decreased 8%, primarily driven by lower volumes in our CC&T sector, mainly in the United States, for the same reasons as discussed above, as well as due to the non-repeat of a large inventory package in the utilities sector in the prior year, partially offset by favorable performances in Canada. In addition, the decreases were also partially offset by the inclusion of inventory sales revenue from IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the prior year.
Costs of Services
In the third quarter of 2024, costs of services increased 7% to $339.7 million, primarily due to higher costs of services in connection with a large consignor contract in the transportation sector in the United States, which included higher costs to provide transportation services and higher payments to a third party as part of a profit-sharing arrangement. In addition, we saw higher costs of services in our automotive sector as prior year included a benefit related to a fair value adjustment made on the opening balance sheet of IAA at acquisition, as well as due to higher employee compensation expense driven by higher employee benefit costs from changes made to our benefit plans. These increases were partially offset by lower tow costs driven by streamlined processes and improved efficiencies in our automotive sector.
For the first nine months of 2024, costs of services increased 53% to $1.0 billion, primarily due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the prior year. Cost of services also increased in our CC&T sector as a result of higher costs incurred in providing transportation services in a large consignor contract, as discussed above. We also saw higher prepaid consigned vehicle charges and employee benefit costs in our automotive sector, as discussed above.
Cost of Inventory Sold
In the third quarter of 2024, cost of inventory sold decreased 16% to $193.5 million, primarily in line with an 18% decrease in inventory sales revenue. Cost of inventory sold decreased at a lower rate than the decrease in inventory sales revenue mainly due to pricing pressure in both our automotive and CC&T sectors between time of purchase and time of sale.
For the first nine months of 2024, cost of inventory sold decreased 9% to $612.8 million, primarily in line with the decrease in inventory sales revenue of 8%.
Selling, General and Administrative
In the third quarter of 2024, selling, general and administrative expenses decreased 13% to $177.8 million, primarily due to lower employee compensation expenses from a decrease in short-term performance-based incentive compensation, lower severance and settlement costs relating to the departure of certain former executives in the prior year, and a decrease in share-based payments expense relating to lower long-term performance-based incentive compensation. In addition, we incurred lower costs for technology consultants in the development of our software and technology platforms, as well as lower travel, advertising and promotion expenses due to strategic cost reduction initiatives.
For the first nine months of 2024, selling, general and administrative expenses increased 7% to $584.5 million, mainly due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the prior year. We also saw higher employee compensation expense, driven by higher share-based payments expense due to timing, and an increase in the size and fair value of grants. In addition, our costs increased due to a new digital services tax accrual in Canada on certain in-scope revenues which was retroactively applied to the period from January 1, 2022 to June 30, 2024, and higher consulting fees and legal costs. These increases were partially offset by lower short-term incentive-based compensation expense, lower travel, advertising, and promotional expenses, and lower costs due to our strategic cost reduction initiatives.
Acquisition-related and Integration Costs
In the third quarter of 2024, acquisition-related and integration costs decreased 74% to $6.0 million, due to lower integration, severance and other acquisition-related costs in connection with the acquisition of IAA on March 20, 2023.
For the first nine months of 2024, acquisition-related and integration costs decreased 88% to $22.9 million, primarily given the significant investment banking, consulting, financing, legal and other acquisition-related costs incurred in the prior year to complete the acquisition of IAA on March 20, 2023. We have also incurred lower severance and integration costs as integration activities and restructuring is being completed. In addition, we recognized a net $16.3 million expense as settlement for the termination of a non-compete agreement bound by IAA prior to the acquisition in the prior year.
Operating Income
For the third quarter of 2024, operating income increased 5% to $153.4 million, driven by a decrease in selling, general and administrative expenses and acquisition-related and integration costs, partially offset by lower flow-through of revenue, as discussed above.

RB Global, Inc.	29

For the first nine months of 2024, operating income increased 84% to $554.2 million, primarily driven by the significant decrease in acquisition-related and integration costs and the inclusion of IAA operating income in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the prior year. In addition, we saw a higher flow-through of service revenue, driven by the CC&T sector, partially offset by higher depreciation and amortization driven by the acquisition of IAA.
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
For the third quarter of 2024, income tax expense increased by 13% to $26.2 million, and our effective tax rate decreased 120 bps to 25.6%, as compared to the third quarter of 2023. For the first nine months of 2024, income tax expense increased 105% to $95.3 million, primarily due to the increase in net income before tax, and our effective tax rate decreased 310 bps to 24.5% as compared to the first nine months of 2023.
In the third quarter of 2024, the effective tax rate decreased slightly year over year.
The decrease in the effective tax rate for the first nine months of 2024 compared to the first nine months of 2023 was primarily due to a decrease in non-deductible expenses. Partially offsetting this decrease was a lower proportionate benefit related to Foreign-Derived Intangible Income (“FDII”) and a lower tax deduction for PSU and RSU share unit expenses that exceeded the related compensation expense.
Net Income Attributable to Controlling Interests
In the third quarter of 2024, net income attributable to controlling interests increased 20% to $76.1 million, primarily driven by higher operating income and lower interest expense in the current quarter due to lower long-term debt levels driven by repayments of principal.
For the first nine months of 2024, net income attributable to controlling interests increased 141% to $294.6 million, primarily driven by higher operating income, as discussed above, partially offset by higher income tax expense and higher interest expense due to an increase in long-term debt from funding the IAA acquisition on March 20, 2023.
Diluted EPS
Diluted EPS available to common stockholders increased 20% to $0.36 per share for the third quarter of 2024, compared to $0.30 per share for the third quarter of 2023. The increase is primarily due to the increase in net income attributable to controlling interests, as discussed above, partially offset by the cumulative dividends and allocated earnings on Series A Senior Preferred Shares.

RB Global, Inc.	30

U.S. Dollar Exchange Rate Comparison
We conduct global operations in various currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S. dollar	2024	2023	2024 over 2023
Period-end exchange rate - September 30,
Canadian dollar	0.7394	0.7365	—%
Euro	1.1142	1.0581	5%
British pound sterling	1.3380	1.2198	10%
Australian dollar	0.6917	0.6429	8%

Average exchange rate - Three months ended September 30,
Canadian dollar	0.7329	0.7455	(2)%
Euro	1.0990	1.0886	1%
British pound sterling	1.3001	1.2662	3%
Australian dollar	0.6696	0.6546	2%

Average exchange rate - Nine months ended September 30,
Canadian dollar	0.7353	0.7432	(1)%
Euro	1.0873	1.0839	—%
British pound sterling	1.2767	1.2441	3%
Australian dollar	0.6622	0.6690	(1)%
In the third quarter of 2024, foreign exchange had an unfavorable impact on total revenue and a favorable impact on expenses when compared to the prior year quarter. These impacts were primarily due to the fluctuations in the Canadian dollar relative to the U.S. dollar.
Non-GAAP Measures
As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.
Adjusted net income available to common stockholders decreased 1% to $130.8 million in the third quarter of 2024.
Diluted adjusted EPS available to common stockholders decreased 1% to $0.71 per share in the third quarter of 2024.
Adjusted EBITDA decreased 1% to $283.7 million in the third quarter of 2024.
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
The TLA Facility loans are subject to quarterly installments of 1.25% of principal, with the balance payable at maturity. During the nine months ended September 30, 2024, the Company repaid $350.0 million of principal on the USD TLA Facility. At September 30, 2024, there are no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt. We continue to seek opportunities to prepay our debt.
At September 30, 2024, the Company also had $550.0 million aggregate principal amount of 6.750% senior secured notes due March

RB Global, Inc.	31

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
The below were our committed and uncommitted revolving credit facilities at September 30, 2024 and December 31, 2023:

(in U.S. dollars in millions)	September 30, 2024	December 31, 2023
Committed
Multicurrency revolving credit facilities	$750.0	$750.0
Uncommitted
Foreign demand revolving credit facilities	15.0	5.0
Total revolving credit facilities	$765.0	$755.0
Unused
Multicurrency revolving credit facilities	$703.2	$724.7
Foreign demand revolving credit facilities	15.0	5.0
Total revolving credit facilities unused	$718.2	$729.7

Debt Covenants
We were in compliance with all financial and other covenants applicable to our credit facilities at September 30, 2024.
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
In order to begin the appeals process, we will be obligated to pay a deposit of at least 50% of any assessed amount to the Canada Revenue Agency ("CRA") when the Company receives a notice of assessment for additional taxes, interest and penalties from the CRA with respect to the Company's Luxembourg subsidiary relating to taxation years 2010 through 2015. Such deposit is required by law as part of the CRA's objection process or subsequent legal proceedings. The notice of assessment is expected to be received in the fourth quarter of 2024. For more information on the matter, see "Item 1 – Financial Statements: Note 7 Income Taxes" in our consolidated financial statements.
We believe that our existing working capital and availability under our credit facilities are sufficient to satisfy our present operating requirements and contractual obligations, including the CRA matter noted above. In the current interest rate environment, the Company intends to continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
Our long-term cash requirements include scheduled principal repayments of long-term debt on the TLA Facility of $1.4 billion and the Notes of $1.4 billion, repayment of any drawn funds under our revolving credit facilities, as well as scheduled repayments of operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. For more information on our debt and leases, see "Item 1 –

RB Global, Inc.	32

Financial Statements: Note 14 Debt" and "Item 1 – Financial Statements: Note 17 Leases," respectively, in our consolidated financial statements, as well as our audited consolidated financial statements for the year ended December 31, 2023.
Cash provided by operating activities can fluctuate significantly from period to period. We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $718.2 million, is sufficient to fund our current and planned operating activities.
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
Cash Flows

	Nine months ended September 30,
			Change
(in U.S. dollars in millions)	2024	2023	2024 over 2023
Cash provided by (used in):
Operating activities	$747.5	$206.7	$540.8
Investing activities	(209.6)	(3,002.3)	2,792.7
Financing activities	(491.6)	2,728.8	(3,220.4)
Effect of changes in foreign currency rates	(4.1)	0.1	(4.2)
Net decrease in cash, cash equivalents, and restricted cash	$42.2	$(66.7)	$108.9
Net cash provided by operating activities was $747.5 million in the first nine months of 2024, as compared to net cash provided by operating activities of $206.7 million in the first nine months of 2023. Net cash provided by operating activities increased $540.8 million mainly due to a lower cash outflow from the net change in operating assets and liabilities of $240.7 million and a decrease in acquisition-related and integration costs in the current year. We also saw a higher net cash inflow from the inclusion of IAA income from operations for a full quarter in the first quarter of 2024 compared to the 11-day stub period in the prior year. These cash inflows were partially offset by higher interest expense. The lower cash outflow from the net change in operating assets and liabilities was primarily driven by the timing, size and number of our auctions, an increase in book overdrafts and prepaid consigned vehicle charges due to the inclusion of IAA, lower tax payments due to the non-repeat of taxes paid in 2023 for the taxable gain portion on the sale of the Bolton property, and lower tax prepayments compared to the prior year. In addition, we saw lower cash outflows due to an increase in recovery of advances from customers and reimbursement of leasehold improvements from lessors. The above decreases in cash outflows were partially offset by the timing of higher interest payments on our debt and higher operating lease payments with the inclusion of IAA.
Net cash used in investing activities was $209.6 million in the first nine months of 2024, as compared to net cash used in investing activities of $3.0 billion in the first nine months of 2023. The decrease is primarily due to cash used in the prior period to fund the acquisitions of IAA and VeriTread, as well as lower capital expenditures on property, plant and equipment.
Net cash used in financing activities was $491.6 million in the first nine months of 2024, as compared to net cash provided by financing activities of $2.7 billion in the first nine months of 2023. The change is primarily driven by higher cash inflows in the prior period, as we raised $3.1 billion in debt to fund the acquisition of IAA through the TLA Facility and the Notes, net of debt issuance costs, and received $496.9 million in net proceeds from the issuance of the Series A Senior Preferred Shares and common stock. In addition, we repaid $600.0 million of long-term debt in the first half of 2023, for the redemption of our 2016 Notes and $100.0 million repayment of debt on our USD TLA Facility, as compared to $350.0 million repayment on our USD TLA Facility in the current year. We also paid less dividends to common stockholders in the current year, primarily due to the payment of a one-time special dividend
1 We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

RB Global, Inc.	33

in connection with the IAA acquisition in the prior year, and received higher proceeds from the exercise of stock options in the current year, driven by a higher share price.
Dividend Information
We declared a dividend of $0.29 per common share for the quarter ended June 30, 2024, and $0.27 per common share for each of the quarters ended March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023. We have declared, but not yet paid, a dividend of $0.29 per common share for the quarter ended September 30, 2024. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.
Debt over Net Income
Debt at the end of the third quarter of 2024 represented 7.3 times net income at and for the trailing twelve months ended September 30, 2024, compared to 18.7 times net income at and for the trailing twelve months ended September 30, 2023. The decrease in this debt/net income multiplier was primarily due to higher net income from the inclusion of IAA's net income compared to the stub period in the prior year, as well as lower levels of debt driven by repayments of principal on our TLA Facility. The adjusted net debt/adjusted EBITDA was 1.7 times at and for the trailing twelve months ended September 30, 2024, compared to 3.2 times at and for the trailing twelve months ended September 30, 2023. The decrease in this debt/net income multiplier was due to the same reasons as discussed above.
Critical Accounting Policies, Judgments, Estimates and Assumptions
In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. At September 30, 2024, there were no material changes in our critical accounting policies, and there were no material changes in judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Net income available to common stockholders	$66.9	$54.7	22%	$264.7	$99.1	167%
Share-based payments expense	9.7	12.7	(24)%	41.1	31.7	30%
Acquisition-related and integration costs	6.0	23.1	(74)%	22.9	195.6	(88)%
Amortization of acquired intangible assets	67.9	63.9	6%	206.5	156.5	32%
Loss (gain) on disposition of property, plant and equipment and related costs	0.2	0.6	(67)%	(1.2)	(0.9)	33%
Prepaid consigned vehicles charges	(0.6)	(7.6)	(92)%	(4.0)	(59.7)	(93)%
Loss on redemption of the 2016 and 2021 Notes and certain related interest expense	—	—	—%	—	3.3	NM
Other legal, advisory, restructuring and non-income tax expenses	2.2	0.6	267%	12.1	1.3	831%
Executive transition costs	0.6	9.8	(94)%	4.3	9.8	(56)%
Remeasurements in connection with business combinations	1.2	—	NM	1.2	(2.9)	NM
Related tax effects of the above	(21.0)	(22.2)	(5)%	(69.8)	(74.7)	(7)%
Related allocation of the above to participating securities	(2.3)	(2.9)	(21)%	(7.6)	(7.6)	—%
Adjusted net income available to common stockholders	$130.8	$132.7	(1)%	$470.2	$351.5	34%
Weighted average number of dilutive shares outstanding	185,499,988	183,601,601	1%	184,999,899	162,916,593	14%
Diluted earnings per share available to common stockholders	$0.36	$0.30	20%	$1.43	$0.61	134%
Diluted adjusted earnings per share available to common stockholders	$0.71	$0.72	(1)%	$2.54	$2.16	18%

NM = Not meaningful

RB Global, Inc.	35

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
The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
			2024 over			2024 over
(in U.S. dollars in millions, except percentages)	2024	2023	2023	2024	2023	2023
Net income	$76.0	$63.2	20%	$294.4	$121.8	142%
Add: depreciation and amortization	111.9	101.1	11%	329.9	246.9	34%
Add: interest expense	57.2	63.7	(10)%	181.0	149.6	21%
Less: interest income	(6.9)	(4.5)	53%	(20.3)	(15.8)	28%
Add: income tax expense	26.2	23.1	13%	95.3	46.5	105%
EBITDA	264.4	246.6	7%	880.3	549.0	60%
Share-based payments expense	9.7	12.7	(24)%	41.1	31.7	30%
Acquisition-related and integration costs	6.0	23.1	(74)%	22.9	195.6	(88)%
Loss (gain) on disposition of property, plant and equipment and related costs	0.2	0.6	(67)%	(1.2)	(0.9)	33%
Remeasurements in connection with business combinations	1.2	—	NM	1.2	(1.4)	NM
Prepaid consigned vehicles charges	(0.6)	(7.6)	(92)%	(4.0)	(59.7)	(93)%
Other legal, advisory, restructuring and non-income tax expenses	2.2	0.6	267%	12.1	1.3	831%
Executive transition costs	0.6	9.8	(94)%	4.3	9.8	(56)%
Adjusted EBITDA	$283.7	$285.8	(1)%	$956.7	$725.4	32%

NM = Not meaningful

RB Global, Inc.	36

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

	At and for the twelve months ended September 30,
					% Change
(in U.S. dollars in millions, except percentages)	2024		2023		2024 over 2023
Short-term debt	$31.4		$4.7		568%
Long-term debt	2,729.3		3,122.2		(13)%
Debt	2,760.7		3,126.9		(12)%
Less: cash and cash equivalents	(650.7)		(428.3)		52%
Adjusted net debt	2,110.0		2,698.6		(22)%
Net income	$378.6		$167.1		127%
Add: depreciation and amortization	435.2		271.3		60%
Add: interest expense	245.2		159.1		54%
Less: interest income	(26.5)		(19.5)		36%
Add: income tax expense	125.2		60.1		108%
EBITDA	1,157.7		638.2		81%
Share-based payments expense	54.8		40.8		34%
Acquisition-related and integration costs	43.4		217.8		(80)%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.1)		—		NM
Remeasurements in connection with business combinations	1.3		(1.4)		NM
Prepaid consigned vehicles charges	(11.3)		(59.7)		(81)%
Other legal, advisory, restructuring and non-income tax expenses	12.9		1.5		760%
Executive transition costs	6.5		9.8		(34)%
Adjusted EBITDA	$1,264.2		$847.0		49%
Debt/net income	7.3	x	18.7	x	(61)%
Adjusted net debt/adjusted EBITDA	1.7	x	3.2	x	(47)%

NM = Not meaningful

RB Global, Inc.	37

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
The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

RB Global, Inc.	38

	At and for the twelve months ended September 30,
			% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2024 over 2023
Net income attributable to controlling interests	$378.9	$167.5	126%
Add:
Interest expense	245.2	159.1	54%
Interest income	(26.5)	(19.5)	36%
Interest, net	218.7	139.6	57%
Tax on interest, net	(53.3)	(34.0)	57%
Reported return	$544.3	$273.2	99%

Add:
Share-based payments expense	54.8	40.8	34%
Acquisition-related and integration costs	43.4	217.8	(80)%
Amortization of acquired intangible assets	276.2	164.7	68%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.1)	—	NM
Remeasurements in connection with business combinations	1.3	(2.9)	NM
Prepaid consigned vehicles charges	(11.3)	(59.7)	(81)%
Other legal, advisory, restructuring and non-income tax expenses	12.9	1.5	760%
Executive transition costs	6.5	9.8	(34)%
Related tax effects of the above	(90.8)	(83.6)	9%
Adjusted return	$836.2	$561.6	49%

Short-term debt - opening balance	$4.7	$1.6	194%
Short-term debt - ending balance	31.4	4.7	568%
Average short-term debt	18.1	3.2	466%
Long-term debt - opening balance	3,122.2	637.3	390%
Long-term debt - ending balance	2,729.3	3,122.2	(13)%
Average long-term debt	2,925.8	1,879.8	56%
Preferred equity - opening balance	482.0	—	NM
Preferred equity - ending balance	482.0	482.0	—%
Average preferred equity	482.0	241.0	100%
Stockholders' equity - opening balance	4,911.8	1,238.8	296%
Stockholders' equity - ending balance	5,209.1	4,911.8	6%
Average stockholders' equity	5,060.5	3,075.3	65%
Average invested capital	$8,486.4	$5,199.3	63%

ROIC	6.4%	5.3%	110bps
Adjusted ROIC	9.9%	10.8%	(90)bps

NM = Not meaningful

RB Global, Inc.	39

Adjusting Items
Recognized in the third quarter of 2024
•$9.7 million share-based payments expense.
•$6.0 million of acquisition-related and integration costs, primarily relating to the acquisition of IAA.
•$67.9 million amortization of acquired intangible assets from past acquisitions.
•$0.2 million loss on disposition of property, plant and equipment and related costs, primarily driven by non-cash costs arising from the accounting for the sale of the Bolton property, recorded in selling, general and administrative cost, partially offset by a $0.5 million gain on the disposition of property, plant and equipment.
•$0.6 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•$2.2 million of other legal, advisory, restructuring and non-income tax expenses, which primarily includes an estimated accrual for the settlement amount of an unusual legal claim recorded in other income (loss), as well as terminated and ongoing transaction costs recorded in selling, general and administrative costs.
•$0.6 million of estimated executive transition costs, primarily legal costs, associated with the departure of our ex-CEO on August 1, 2023.
•$1.2 million of remeasurements in connection with business combination which relates to the revaluation of a contingent consideration liability for IAA's acquisition of Marisat, Inc. in 2021.
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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three and nine months ended September 30, 2024 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of September 30, 2024, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

On March 20, 2023, the Company completed the acquisition of IAA. Except as it relates to the continued integration of IAA, there were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

RB Global, Inc.	42

ITEM 6:    EXHIBITS
Exhibits
The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit Number	Document
10.1	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Michael (Steve) Lewis, dated July 19, 2024
10.2	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Nancy King, dated March 6, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

RB Global, Inc.	43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: November 8, 2024	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: November 8, 2024	By:	/s/ Eric J. Guerin
Eric J. Guerin Chief Financial Officer

RB Global, Inc.	44