Form 10-K
period 2024-12-31
RB GLOBAL INC.
filed 2025-02-26
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) was approximately $14,038,147,940. The number of common shares of the registrant outstanding as of January 31, 2025, was 184,748,861.

Documents Incorporated by Reference
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2024, in connection with the registrant’s 2025 Annual and Special Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

RB GLOBAL, INC.
FORM 10-K
For the year ended December 31, 2024

Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Annual Report on Form 10-K of RB Global, Inc. (referred to herein as “RB Global”, the “Company”, “we”, or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These statements are based on our current expectations and estimates about our business and markets, and may include, among others, statements relating to:
•our future strategy, objectives, targets, projections and performance;
•our ability to drive shareholder value;
•potential growth and market opportunities;
•the level of participation in our auctions and the success of our online marketplaces;
•our ability to grow our businesses, acquire new customers, enhance our sector reach, drive geographic depth, and scale our operations;
•the impact of our initiatives, services, investments, and acquisitions on us and our customers;
•the acquisition or disposition of properties;
•potential future mergers and acquisitions;
•our ability to integrate acquisitions;
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
•our compliance with laws, rules, regulations, and requirements that affect our business;
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
•the effect of any tariffs on our results of operations;
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
While we have not described all potential risks related to our business and owning our common shares, the factors discussed in “Part I, Item 1A: Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2024 are among those that may affect our performance materially or could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein.

RB Global, Inc.	1

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
•Our market position and competitive advantage could be threatened by our competitors and/or disruptive new entrants.
•If our facilities lack the capacity to accept additional vehicles, then our relationships with insurance companies or other vehicle suppliers could be adversely affected.
•We may be unable to keep existing facilities or open new facilities in desirable locations and on favorable terms, which could materially and adversely affect our results of operations.
•Macroeconomic factors, including high fuel prices, high labor costs, inflation and changes in used car prices, may have an adverse effect on our revenues and operating results.
•Reliance on our subhaulers and trucking fleet operations could materially and adversely affect our business and reputation.
•Weather-related and other events beyond our control may adversely impact operations.
•An increase in the number of damaged and total loss vehicles we purchase could adversely affect our profitability.
•A significant change in used-vehicle prices could impact the proceeds and revenue from the sale of damaged and total loss vehicles.
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
•The availability and performance of our information technology ("IT") systems and infrastructure is critical to our business and continued growth.
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
•Government regulation of the digital landscape is evolving, and unfavorable regulations could substantially harm our business and results of operations.
•If our ability, or the ability of our third party service partners, cloud computing providers or third party data center hosting facilities, to safeguard the reliability, integrity and confidentiality of our and their IT systems is compromised, if unauthorized access is obtained to our systems or customers’, suppliers', counterparties' and employees' confidential information, or if authorized access is blocked or disabled, we may incur material reputational harm, legal exposure, or a negative financial impact.
•Our future expenses may increase significantly and our operations and ability to expand may be limited as a result of licenses, laws and regulations governing auction sites, environmental protection, international trade, tariffs and other matters.
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
•Our substantial international operations expose us to additional risks that could harm our business, including foreign exchange rate fluctuations that could harm our results of operations.
•Our business operations may be subject to a number of federal and local laws, rules and regulations governing international trade, including export control regulations.

RB Global, Inc.	2

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
Risks Related to Our Organization and Governance
•Our articles, by-laws, shareholder rights plan and applicable Canadian provincial and federal law contain provisions that may have the effect of delaying or preventing a change in control.
•U.S. civil liabilities may not be enforceable against us, our directors, or our officers.
•We are governed by the corporate laws of Ontario, Canada, which in some cases have a different effect on shareholders than the corporate laws of Delaware.

RB Global, Inc.	3

PART I
ITEM 1:    BUSINESS
Company Overview
RB Global, Inc. and its subsidiaries (collectively referred to as “RB Global”, the “Company”, "our", "us", or “we”) (NYSE & TSX: RBA) is a leading global marketplace that provides value-added insights, services, transaction solutions for buyers and sellers of commercial assets and vehicles worldwide. Through our auction sites in 14 countries and digital platforms, we serve customers and partners in approximately 170 countries across a variety of asset classes, including automotive, commercial transportation, construction, government surplus, lifting and material handling, energy, mining and agriculture.
We primarily facilitate transactions for customers in the automotive and commercial, construction and transportation ("CC&T") sectors. Our customers are primarily automotive insurance companies, as well as end users, dealers, fleet owners, and original equipment manufacturers (“OEMs”) of commercial assets and vehicles. Gross transaction value in our CC&T sector includes equipment needed for earth moving, lift and material handling, as well as vocational and commercial trucks and trailers. Our automotive sector includes all consumer automotive vehicles. The other sector primarily includes assets and equipment in the agricultural, forestry and energy industries, government surplus assets, smaller consumer recreational transportation items and parts sold in our vehicle dismantling business. Each respective sector includes salvage and non-salvage transactions.
We have a global presence, with operations primarily in the United States, Canada, Australia and across Europe, and employ more than 7,800 full-time employees worldwide, of which approximately 67% are located in the United States.
Macroeconomic Conditions and Industry Trends
Various macroeconomic conditions and trends, such as inflationary pressures and interest rate volatility, impact our business, gross transaction value and operating costs. In addition, our gross transaction value is impacted by the combination of unit volume growth and changes in average selling prices.

Global supply chain disruptions and strong demand for CC&T assets significantly impacted our customers' transaction behavior in recent years. The COVID-19 pandemic initially led to a shortage of new equipment, driving up prices of used assets in our marketplace and extending asset holding periods. This pent-up demand subsequently fueled a surge in transactions in 2023 which normalized in the second half of 2024 creating a challenging comparison for the full year. Our customers and partners continue to experience lower equipment utilization rates, weaker end market demand, a higher interest rate environment, and higher costs to acquire new assets, resulting in delays in replacing or adding assets to their existing asset base. These trends are contributing to a lower need for our customers to transact equipment.

In our automotive sector, the total number of accidents and the number of accidents deemed a total loss influence unit volume growth in the industry. The total number of accidents is a function of the number of vehicles in service and the aggregated number of miles driven. Used automotive prices, the age, and the complexity of the design and technology content of vehicles, in combination with the cost of repair, are some of the factors that influence if a vehicle is deemed a total loss. The current inflation spread between automotive repair and used vehicles is providing a productive environment for a higher number of vehicles deemed a total loss as a percent of total accidents, which is driving industry salvage unit volume growth. Despite these positive trends, we have also seen used automotive prices remain fairly flat year over year, as pricing has normalized following the pandemic.
Competition
We encounter different competitors by region, sector, and service across the entire suite of solutions we offer to our partners and customers.

Competition in our CC&T sector for transaction solutions is highly fragmented geographically and by transaction format. We compete for sellers against online and physical auctioneers, brokers, OEMs and equipment dealers offering trade-in services. Some of our customers, including large fleet owners, may seek private sales instead of third-party transaction solutions. The market is constantly evolving and subject to change driven by new and existing competitors and technology-enabled selling solutions for sellers.

In the automotive sector, our sellers are comprised of primarily insurance companies seeking transaction solutions for their damaged or low-value vehicles. We primarily compete with Copart, Inc., as well as with Total Resource Auctions, Inc., a subsidiary of Cox Enterprises, and certain other independent used vehicle auction companies that regularly remarket damaged and total loss vehicles. We have contractual service level agreements and various supply agreements with our sellers, primarily automotive insurance customers.

RB Global, Inc.	4

Our performance against service level agreements and gross returns to drive optimal net returns is critical to our success as we compete.

Competitive Advantages

•Global platform - Our global platform allows us to connect buyers and sellers, offer insights and value-added services for commercial assets and vehicles through our omnichannel marketplace, both digitally and through our auction sites worldwide. We offer unmatched choice and flexibility, tailoring transaction solutions to suit our customers' diverse and changing needs. We also offer our customers a full spectrum of value-added services, such as transportation and logistics, appraisal, inspection, refurbishing, titling, loan payoff, and financial services.

•Trusted customer relationships - Our sales teams act as trusted advisors in their long-standing customer relationships. We take a long-term view, offering clear transparent communication and unparalleled solutions to simplify our customers' experience and cultivate lasting partnerships.

•Data, insights and services - Rich data and analytics are a cornerstone to providing the best customer experience. We invest in data science to deliver asset value predictions, generate user leads, prioritize marketing investments, interpret price trends, and more. Proprietary machine vision technology combined with proprietary algorithmic asset pricing are used internally to set target values and optimize marketplace operations and externally to provide our customers with real-time asset values. In addition, our Rouse Services ("Rouse") and brand is the leading provider of construction equipment rental metrics, benchmarks, and construction equipment valuations to lenders, rental companies, contractors, and dealers. Our business model is built upon an extensive data ecosystem, proprietary analytics, data science techniques, and trusted customer relationships rooted in service and confidentiality.

•Global presence - We achieve exceptional agility with our extensive global network of 311 locations, which enables us to be closer in proximity to our customers. This proximity helps minimize transportation costs and provides our customers with the choice of care, custody, and control of assets.

•Flexibility of yard space and teammates - Teammates working across different businesses and sectors can come together across multiple locations to meet our customers' needs when necessary. Specifically, in a catastrophic event impacting our automotive sector customers, we can increase the speed of our response and avoid incremental operating costs by leveraging all of our teammates and any unused capacity across our global network of locations.

•Global buyer base and demand engine - Our global presence and sophisticated approach to driving buyer demand allows us to generate deep pools of liquidity for transactions, enabling global market pricing for commercial assets and vehicle sellers and helping to deliver the best price realization. We serve customers in approximately 170 countries across a variety of sectors and continuously source and cultivate new buyers around the world.

•Brand - Our well-established brands are well recognized and have a loyal customer base. The Company's marketplace brands include Ritchie Bros., the world's largest auctioneer of commercial assets and vehicles, and IAA, a leading global digital marketplace connecting vehicle buyers and sellers. RB Global's portfolio of brands also includes Rouse, which provides complete end-to-end asset management, data-driven intelligence, and performance benchmarking system, SmartEquip, an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers and dealers and VeriTread, an online marketplace for heavy haul transport.
Growth Strategy

The foundation of our growth strategy is to put our partners and customers first and over-deliver on our commitments. By doing this consistently, along with operational excellence, we expect to solidify our position as their trusted global partner for insights, services, and transaction solutions.

We see significant opportunities to drive transactions and grow our market share by creating a seamless and trusted experience for our sellers and buyers. We have three key areas of strategic focus:

i.Achieve premium price performance for assets transacted across our omnichannel marketplaces while effectively accommodating our partners' liquidity preferences. The key is to manage supply and create deep liquidity pools by expanding our global buyer base through harnessing technology to merchandise assets at scale and provide a diverse and thoughtfully selected range of assets to meet each buyer's unique needs.

RB Global, Inc.	5

ii.Grow our enterprise partner base, which includes insurance companies in our automotive sector and large fleet owners in our CC&T sector. Our partners increasingly rely on our expertise to enhance their profitability by optimizing the lifecycle of the assets they transact through us. The more effectively we can communicate and demonstrate our value upstream from the transaction, the stronger our position will be to earn more transactions from partners and gain market share.

iii.Focus on driving growth with our regional CC&T customers, comprised of small and mid-size businesses that highly value the personalized engagement and relationship with our sales territory managers. By leveraging the expertise of our sales team as trusted advisors, we are confident in our ability to strengthen these existing relationships and build new ones. As we optimize and expand our sales coverage, we are well-positioned to capture additional market share and deliver sustained growth.

We aim to achieve our growth strategy by modernizing our technology capabilities, investing in the development of our teammates, and strategically acquiring businesses and technologies to expand our capabilities and market reach.

Service Offerings
We provide a global marketplace for our partners and customers to buy and sell a variety of asset classes by leveraging our proprietary transaction solutions, services and market insights. The table below outlines the various branded solutions we offer to help our partners and customers more efficiently manage their asset lifecycles and improve on their return on investments.

RB Global, Inc.	6

Solution	Brand(s)	Description
Transaction Solutions	RB Auction	Onsite and online marketplace for selling and buying used equipment
	IronPlanet	Online marketplace for selling and buying used equipment
	Marketplace-E	Online make offer/buy now format
	GovPlanet	Online marketplace for the sale of government and military assets
	SalvageSale	Full-service project management and salvage inventory support
	Ritchie Bros. Private Treaty	Confidential, negotiated sale of large equipment
	IAA AuctionNow™	Online auction bidding and buying solution, that features inventory located at physical branches and offsite locations. Available to a global buyer audience
	IAA Buy Now™	Online buy now format available between scheduled auctions, leveraging ML based pricing recommendations
	IAA Custom Bid™	Bidding tool that provides buyers focused on recycling the ability to set pre-bids in an auction based on vehicle attributes
	IAA Timed Auctions™	Timed auction format that allows for competitive bidding and sale prior to a scheduled auction
	CSAToday®	Online portal that gives sellers the ability to manage their vehicle assets and monitor sales performance
Financial Services	Ritchie Bros. Financial Services	Loan origination service that uses a brokerage model to match loan applicants with appropriate financial lending institutions
Appraisal Services	Rouse Appraisals	Unbiased, certified appraisal services
Inspection Services	Ritchie Bros. Inspections	Truck and heavy equipment inspections
	IAA Inspection Services®	Remote inspections and appraisals for salvage vehicles
Listings Services	Ritchie List, Mascus, Boom & Bucket	Online equipment listing service , B2B dealer portal, and an online fixed price marketplace platform
Refurbishing Services	Ritchie Bros. Refurbishing	Repair, paint, and other make-ready services
Transportation Services	Ritchie Bros. Logistics	End-to-end transportation and customs clearance solution for sellers and buyers with shipping needs
	VeriTread Transport	Online transportation marketplace, connecting shippers and carriers
	IAA Transport™	Integrated shipping solution allowing buyers to schedule shipment of vehicles during the checkout process
	IAA Tow App™	Mobile dispatch solution that assists the tow network
Data Services	Rouse™	The leading provider of construction equipment market intelligence
	IAA Vehicle Score™	A cutting-edge computer vision tool that assesses vehicle damage severity. Our automated Vehicle Score model provides fast and accurate ratings based on photos taken at vehicle check-in, saving time and money
	IAA Vehicle Value™	A predictive model that uses machine learning and data mining methods to create an accurate, unbiased vehicle value
Parts Services	SmartEquip	Online marketplace connecting equipment owners with parts manufacturers
Catastrophe Response Services	Catastrophe (CAT) Services™	Industry-leading strategic catastrophe response service focused on real estate capacity, operational execution, transportation logistics and vehicle merchandising and selling
Title Services	IAA Title Services®	Full suite of title services that facilitate the title documentation, settlement and retrieval process
	IAA Loan Payoff™	Service that mitigates the time-consuming process of managing a total loss claim requiring loan payoff and title release
	DDI Technology	Electronic title and registration services for vehicles dealers and lenders

RB Global, Inc.	7

Contract options
We offer consignors several contract options to meet their individual needs and sale objectives for selling assets, which include:
•Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
•Fixed fee commission contracts, where the consignor receives the gross proceeds from the sale less a fixed flat fee; and
•Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level.
We also offer our customers the option to enter into inventory contracts, where we purchase assets before they are resold in the auctions or marketplaces. We may also sell consigned assets or purchased inventory in private sales transactions.
Other value-added services
We also provide a wide array of value-added services to make the process of selling and buying equipment and vehicles convenient for our customers. In addition to the services listed in the table above, we also provide the following value-added services to our customers:
•Title search services, where registries are commercially available, to help ensure equipment sold through RB Global is free and clear of all liens and encumbrances (if we are not able to deliver clear title, we provide a full refund up to the purchase price to the buyer);
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
•Providing access to commercial transportation companies and customs brokerages through our logistical services, and
•Handling all pre-auction marketing, as well as collection and disbursement of proceeds.
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
Environmental, Social & Governance
In 2024, RB Global continued to advance its Environmental, Social and Governance ("ESG") framework, which was developed in 2022 and subsequently aligned with IAA's ESG program in 2023, and which includes the integration of ESG approaches, resources, and capabilities.

Our ESG framework remains instrumental in guiding our actions and driving our ESG progress. We use our framework to establish our goals and performance metrics. As with many areas of the business, we used the post-acquisition integration period to analyze and incorporate best practices of our brands' reporting to shape our combined ESG strategy. As part of our commitment to continuous improvement, we will continue to work closely with our ESG program stakeholders to ensure that our priorities remain aligned with our partners in the industry and the values that we share.

Below is an overview of RB Global's commitment to ESG. Please see our website for our latest sustainability reports and further details on our initiatives and accomplishments.

RB Global, Inc.	8

Environmental
The Company is regulated by federal, state, local jurisdictions, and international environmental laws governing the protection of the environment, health and safety, the use, transport and disposal of hazardous substances and control of emissions including greenhouse gases into the environment. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings or global competitive position. However, climate change initiatives and changing laws and regulations governing the environment may affect the supply of, the demand for, and the market values of equipment in the future.

Our business enables a circular economy of vehicles and equipment. We engage our customers to optimize the use and efficiency of equipment, to re-use, refurbish and recycle before disposition, as extending the life of heavy equipment and vehicles is core to our business model. In turn, we believe this reduces waste and lessens the need to extract natural resources to produce equipment.

In 2024, we continued to take the opportunity to comprehensively evaluate our environmental impact, considering the impacts from the acquisition of IAA. In 2023, to support our reporting and take further meaningful action, we developed a baseline carbon inventory of Scopes 1, 2 and 3 inventory using recognized standards such as the Greenhouse Gas ("GHG") protocol. This enabled us to gain a more complete understanding of our global carbon footprint and identify areas where we can make improvements. With this valuable data, we are well-equipped to establish achievable reduction targets, track our progress, and effectively manage and mitigate our environmental impact.
We continue our commitment to environmental management by ensuring availability of treatment systems to manage wastewater, a recycling system to promote waste management and air filtration systems when necessary.
Social
Human Capital
We employ approximately 7,800 full-time employees and approximately 890 part-time employees worldwide at December 31, 2024. Approximately 5,200 of our full-time employees work at our auction and branch sites to support our operations and solution services and approximately 1,200 full-time employees are focused on sales and solutions for our customers. We also periodically hire contractors as needed to support our auctions, various businesses, and other projects.

Full time RB Global employees by region

Canada
1,400
International
1,100
US
5,300

Development and Engagement
We believe that our people are our greatest asset and that engaged employees are paramount to the health and success of our business. We invest in a variety of training, development and engagement practices to deliver on our growth agenda and create more leaders.

RB Global continues to invest in employee learning and development. All full-time employees are encouraged to have development plans that focus on career growth. We have curated tools and resources and developed training programs to provide our leaders and employees with the skills to grow successfully. We provide all of our employees access to virtual instructor-led courses, as well as access to a library of over 3,000 online courses and resources.

RB Global, Inc.	9

During 2024, we achieved the following objectives to strengthen the development and engagement of our people:
•We continue to hold quarterly performance conversations to drive performance and ongoing engagement, with a simplified year-end review process to allow for more meaningful conversations about accomplishments, values and opportunities.
•We offer a six-week Leadership Foundations Program to newly promoted and first-time managers, to instill the confidence needed to inspire, delegate, and communicate effectively in their new role.
•We launched a new self-service Mentorship Program to support and encourage employees to learn from connections and meaningful relationships with experienced leaders.
•We continue to support the sales team's expanded sales coverage initiative through our sales bootcamps. In addition, we launched the Master Your Craft training initiative, which provides focused, quick-hit lessons on key sales skills and best practices.
•We continue to strengthen our salvage sale operational training program by integrating analytics and personalized learning paths. Our strategic improvements aim to enhance workforce efficiency, reduce knowledge gaps, and drive growth.
•We strengthened our IAA title training program through a blended learning model with the aim to reduce attrition and enhance knowledge and efficiency within our workforce.
We continuously look for ways to create on-the-job learning opportunities so that our employees feel invested and engaged. Employees are involved in strategic initiatives and in finding ways to better serve our customers, and each other.
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
All new employees are required to complete a safety onboarding training that captures our health and safety programs, our policy statement and provides an overview of our global Employee Health and Safety (“EHSS”) policies and expectations. Our 2024 completion rate for the safety onboarding program was 97% (2023: 93%). We also have a risk management process to support our safety orientation programs and our health and safety commitment, which ensures that our employees are exposed to the lowest possible level of risk. Our risk management process begins with an annual review of all incidents from the prior year to identify trends and assess whether we need to address findings through changes in our policies and procedures.
In 2024, all auction sites completed monthly hazard assessments to identify risks and take the necessary corrective actions. In addition, we also require all of our global employees in operations to complete a mandatory annual safety training curriculum.
We measure our Total Recordable Injury Rate (“TRIR”), which is the number of reportable incidences per 100 full-time workers during the year. Our annual TRIR goal is to be lower than the industrial average. TRIR for 2024 was 1.78 (2023: 1.05), which was below the industrial average.
Community Giving
We are committed to support the communities where we live and work. In 2024, we responded to the devastating hurricanes across the United States through donations and sponsorship to local organizations to deliver critical resources such as food, clothing, housing and supplies.
Flexible Workplace
We continue to provide flexible work arrangements - on-site, remote and hybrid - to our people based on the needs of our customers and businesses and encourage opportunities to build engagement and foster connections on-site and within the hybrid world through numerous gatherings and social events across all offices.
Ethical Conduct
We are committed to a culture of excellence. We aim to build a community with strong values of responsibility and integrity, continue to invest in training and development, and to create an open environment where honest communications are the expectation – not the exception. Our Code of Conduct contains guidelines for conducting business with the highest standards of ethical behavior. We also offer the RB Global Ethics Hotline, which is operated by an independent third party and is always available from any location around the world, as a resource through, which anonymous concerns can be raised.
Governance
We believe in doing the right thing for everyone involved in our business and seek to do business with third parties who follow the same core values. This is reflected in our Code of Business Conduct and Ethics, which is delivered through annual training to our

RB Global, Inc.	10

employees and supported by our third-party Ethics Hotline. With the exception of our CEO, our Board of Directors consists of elected independent members.
Oversight of our ESG enterprise strategy is provided by the Nominating and Corporate Governance Committee, while our global ELT provides strategic direction and oversight of ESG across key business functions.
The Role of Technology
Building a modern architecture on which we can scale and grow profitably is a core element of our growth strategy. The role of technology in our business continues to evolve and becomes increasingly important, as our sellers and buyers adopt mobile and online channels to complete their transactions and fulfill their business needs. We continue to invest in technologies to transition to a modern cloud-based architecture, driven by microservices that allow for agility, flexibility and scalability of our solutions. In 2024, we also invested and acquired Boom & Bucket Inc, a digital fixed price marketplace which we can add to our portfolio of selling solutions.

We remain focused on technology enablement to transform the way we leverage technology to drive future profitable growth. We are in the deployment phase of providing our customers a modern unified payment system to process transaction solutions. We are also investing in the development of a new platform to unite our various auction platforms to provide greater stability and simplify our processes for buyers and sellers. Our new platform is designed to provide an updated modern design, improved search functions and navigation capabilities to make it easier for our customers to bid at our auctions and process their transactions. During 2024, we have begun to rollout our digital payments platform and digital checkout system at a select number of auction events and will continue to evaluate, invest and evolve our products and capabilities based on the ongoing needs of our customers and partners.
Our technology capabilities also deliver choices for our customers in the form of multiple channels for buyers and sellers, meeting customers’ asset management needs through information-rich software solutions and leveraging our rich data repository to drive strong sales and improved pricing decisions. We provide our customers with leading tools and capabilities to deliver full life-cycle asset management for used equipment and vehicles.
Revenue Mix

Our revenue is comprised of service revenue and inventory sales revenue. Total service revenue includes revenue by customer type, between revenue earned from buyers or sellers who transact in our live and online auctions, online marketplaces and private brokerages, as well as marketplace services revenue, revenue earned from optional services provided to our customers.

In the third quarter of 2024, we updated our presentation of disaggregated revenue to align to how management evaluates its financial and business performance. The prior year disaggregation of revenue amounts have been recast to conform with current period presentation. We previously disaggregated our revenue by commissions earned from our consignors, buyer fees earned from our buyers in each sale transaction, and presented all other fees earned in the rendering of our services, whether related to auctions, online marketplaces, private brokerage or other services, within marketplace services revenue. As part of our updated presentation, transactional seller revenue now includes commissions, pre-negotiated or fixed, as well as certain auction-related fees earned from sellers to complete the sale of an asset, such as towing to our yards, liens search, title processing and online listing and inspection fees. Transactional buyer revenue now includes buyer transaction fees based on a tiered structure earned from purchasers upon purchase of an asset, as well as other auction-related fees earned from buyers to complete the purchase of an asset, such as title processing, late-pick up, salvage buyer platform registration and other administrative processing charges. Accordingly, certain auction-related fees

RB Global, Inc.	11

were reclassified from marketplace services revenue to transactional seller or transactional buyer revenue. These changes were made in order to align with how management categorize revenues for internal management purposes.

Our service revenue is comprised of the following:

•Transactional seller revenue which includes commissions earned from consignors on the sale of consigned assets, as well as other fees earned from consignors to facilitate the sale of an asset such as towing to our yards, liens search, title processing and online listing and inspection fees.

•Transactional buyer revenue which includes transaction fees based on a tiered structure earned from the purchasers of consigned assets and inventory, as well as other fees earned from buyers to complete the purchase of an asset, such as title processing, late pick-up, vehicle buyer platform registration and other administrative processing charges.

•Marketplace services revenue which includes fees earned from various optional services provided to buyers, sellers, or other third-parties, such as transportation, buyer towing, refurbishment, financing, parts procurement, data and appraisal, and other ancillary services.

Inventory sales revenue relates to revenue earned through our inventory contracts and is recognized as the GTV of the assets sold, with the related cost recognized in cost of inventory sold.

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

RB Global, Inc.	12

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
As a Business Corporations Act (Ontario) (“OBCA”) company with our principal place of business in Canada, U.S. civil liabilities may not be enforceable against us. Please see “Part I, Item 1A. Risk Factors — U.S. civil liabilities may not be enforceable against us, our directors, or our officers.
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
Our business depends on suppliers of damaged, total loss and low-value vehicles. Our vehicle suppliers include insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies. During fiscal 2024, approximately 22% of our consolidated revenues were associated with vehicles supplied by the Company's three largest supplier customers. Our agreements with insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements on favorable terms with these suppliers. We work to develop strong relationships with our suppliers to better understand their needs. From time to time, however, we may experience the loss of suppliers or a reduction in volume from suppliers, including top vehicle suppliers. If we lose one or more of our significant suppliers, or if one or more of our large suppliers were to significantly reduce volume for any reason or favor competitors or new entrants, we may not be successful in replacing such business and our profitability and operating results could be materially adversely affected.

Generally, institutional and dealer suppliers make non-binding long-term commitments with us regarding consignment volumes. Changes in the consignment patterns of our key suppliers could have a material adverse effect on our business and operations. There

RB Global, Inc.	13

are many factors that can adversely affect volume from suppliers, many of which are beyond our control. These factors include, but are not limited to, the following:
•A decrease in the number of vehicles in operation or miles driven;
•Mild weather conditions that cause fewer traffic accidents;
•Reduction of policy writing by insurance providers that would affect the number of claims over a period of time;
•Increases in fuel prices that could lead to a reduction in the miles driven per vehicle, which may reduce the accident rate;
•Changes in vehicle technology, an increase in autonomous vehicles and vehicles equipped with advanced driver-assistance systems (ADAS);
•A decrease in the percentage of claims resulting in a total loss or elimination of automotive collision coverage by consumers;
•Delays or changes in state title processing;
•Government regulations on the standards for producing vehicles; and
•Changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values.

Furthermore, in periods when the supply of vehicles from the insurance sector declines, salvage operators have acquired and, in the future, may acquire vehicles on their own. Also, when used vehicle prices are high, used-vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them at auction. If the supply or value of damaged, total loss and low-value vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected.
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

Our market position and competitive advantage could be threatened by our competitors and/or disruptive new entrants.
We face significant competition for the supply of damaged and total loss vehicles and the buyers of those vehicles. IAA’s principal sources of competition historically have come from (1) direct competitors, (2) new entrants, including new vehicle remarketing venues, and (3) existing alternative vehicle remarketing venues, including used-vehicle auctions and certain salvage buyer groups. Due to the increasing use of the Internet and other technology as marketing and distribution channels, we may face increasing competition from online wholesale and retail marketplaces (generally without any meaningful physical presence) and from our own customers, including insurance companies, when they sell directly to end users through such platforms rather than remarket vehicles through our marketplaces. Increased competition could result in price reductions, reduced margins or loss of market share.

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
Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find

RB Global, Inc.	14

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

Macroeconomic factors, including high fuel prices, high labor costs, inflation and changes in used car prices, may have an adverse effect on our revenues and operating results.
Macroeconomic factors that affect oil prices and the vehicle and commodity markets can have adverse effects on our revenue and operating results. Significant increases in the cost of fuel, whether due to inflationary pressures or otherwise, could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to a reduction in miles driven or other factors, could reduce our vehicle assignment volumes, which in turn, could have a material adverse impact on our revenues. In addition, significant increases in the cost of fuel have resulted and could continue to result in an increase in the prices charged to us by our independent subhaulers and trucking fleet operators. Further, we have recently experienced labor shortages, which have resulted in an increase in associated costs, such as increased overtime to meet demand and increased wages to attract and retain employees. If these conditions or other inflationary pressures continue, our costs for towing and branch labor may continue to rise. To the extent we are unable to pass these costs on to our customers, the increase in prices charged by our independent subhaulers and trucking fleet operators and the increase in labor costs could negatively impact our profitability.

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
Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, global pandemics or other health crises, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which we compete, and our operations and profitability. These events, which may increase in frequency and magnitude as a result of climate change, may impact our physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on our revenues and profitability. In some instances, for example with the severe storm in September 2022 known as “Hurricane Ian”, these events may result in a sharp influx in the available supply of damaged and total loss vehicles and there can be no assurance that our business will have sufficient resources to handle such extreme increases in supply. Our failure to meet our customers’ demands in such situations could negatively affect our relationships with such customers and result in a loss of

RB Global, Inc.	15

future business, which would adversely affect our operating results and financial condition. In addition, revenues generated as a result of the total loss of vehicles associated with such a catastrophe are typically recognized subsequent to the incurrence of incremental costs and such revenues may not be sufficient to offset the costs incurred.

Mild weather conditions tend to result in a decrease in the available supply of damaged and total loss vehicles because traffic accidents decrease, and fewer vehicles are damaged. Accordingly, mild weather can have an adverse effect on our damaged and total loss vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates.

An increase in the number of damaged and total loss vehicles we purchase could adversely affect our profitability.
In certain countries, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit margin and operating results. Vehicles sold under purchase agreements were approximately 4.1% of IAA’s vehicles sold both domestically and internationally for fiscal year 2024. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused by changes in commodity prices or changes in used car prices. Decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at auctions. In addition, declines in used car prices, especially if they occur faster than anticipated, can lead to a significant gap between pre-accident value and sales price.

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

RB Global, Inc.	16

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
One of our founding principles is that we operate a fair and transparent business, and consistently act with integrity. Maintaining a positive reputation is key to our ability to attract and maintain customers, investors and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation could arise in a number of ways, including, but not limited to, employee conduct which is not aligned with our Code of Business Conduct and Ethics (and associated Company policies around behavioral expectations) or our Company’s core values, safety incidents, failure to maintain customer service standards, loss of trust in the fairness of our sales processes, the types of assets that we choose or are obligated to sell, and other technology or compliance failures.
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
We determine the level of guaranteed proceeds or inventory purchase price based on appraisals performed on equipment by our internal personnel. Inaccurate appraisals could result in guarantees or inventory values that exceed the realizable auction proceeds. In addition, a change in market values could also result in guarantee or inventory values exceeding the realizable auction proceeds. If auction proceeds are less than the guaranteed amount, our commission will be reduced, and we could potentially incur a loss, and, if auction proceeds are less than the purchase price, we paid for equipment that we take into inventory temporarily, we will incur a loss. Because a majority of our auctions are unreserved, there is no way for us to protect against these types of losses by bidding on or acquiring any of the items at such auctions. In addition, we do not hold inventory indefinitely waiting for market conditions to improve. If our exposure to underwritten contracts increases, this risk would be compounded.
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
The availability and performance of our IT systems and infrastructure is critical to our business and continued growth.
The satisfactory performance, reliability and availability of our websites, online bidding service, auction management systems, enterprise resource planning systems, transaction processing systems, network infrastructure and customer relationship management systems are important to our reputation, our business and our continued growth. We currently rely on our own proprietary systems, licensed on-premise systems, and third-party cloud computing applications and infrastructure located in the United States and other countries. The systems and infrastructure we rely on may experience service interruptions or degradation because of hardware or software defects or malfunctions, denial of service or ransomware attacks and other cybersecurity events, human error and natural events beyond our control. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our

RB Global, Inc.	17

cybersecurity risks. Additionally, as part of our management of these IT resources, we integrate, make updates to or initiate other types of changes to our systems and infrastructure to address ongoing availability and performance concerns or to improve the same, and the risk of disruption is increased when such changes are undertaken. Some of our systems are not fully redundant, and our recovery planning may not be sufficient for all possible disruptions. Further, the access to and use of needed hardware and software, including cloud computing resources, may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to access or use any of these components and resources, the degraded performance, or loss of the functionality, of our systems, or a failure to timely or successfully integrate and update our systems or infrastructure, could mean a failure to realize cost savings or operational benefits anticipated to be derived from an IT initiative, significantly increase our expenses, damage our reputation and otherwise result in delays in providing our services. Our business and results of operations would be particularly harmed if, for any reason, access to our online bidding service was lost or its functionality degraded.
Consumer behavior is rapidly changing, and if we are unable to successfully adapt to consumer preferences and develop and maintain a relevant and reliable inventory management and multichannel disposition experience for our customers, our financial performance and brand image could be adversely affected.
Our business continues to evolve into a one-stop inventory management and multichannel disposition company where customers can buy, sell, or list equipment, when, how, and where they choose- both onsite and online, and manage their existing fleets and/or inventory using our online inventory management tools. As a result of this evolution, increasingly we interact with our customers across a variety of different channels, including live auction, online, through mobile technologies, including the Ritchie Bros. mobile app, social media, and inventory management systems. Our customers are increasingly using tablets and mobile phones to make purchases online and to get detailed equipment information for assets that they own or are interested in purchasing. Our customers also engage with us online, including through social media, by providing feedback and public commentary about all aspects of our business. Consumer shopping patterns are rapidly changing, and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their equipment management and disposition needs. Our ability to provide a high quality and efficient customer experience is also dependent on external factors over which we may have little or no control, including, without limitation, the reliability and performance of the equipment sold in our marketplaces and the performance of third-party carriers who transport purchased equipment on behalf of buyers. If for any reason we are unable to implement our inventory management, data solutions, bidding tools and other multichannel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the services they want, when and where they want them at a compelling value proposition, then our financial performance and brand image could be adversely affected.
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
These third parties could also interpret our data collection and use policies or practices as being inconsistent with their policies or business objectives or lose confidence in our data protection and privacy practices, which could result in the loss of our ability to collect this data. Any such changes could impair our ability to deliver our analytics service to our customers in the manner currently anticipated or at all, impairing the return on investment that our customers derive from using our analytics platform and related products, as well as adversely affecting our business and our ability to generate revenue.
Government regulation of the digital landscape is evolving, and unfavorable regulations could substantially harm our business and results of operations.
We are subject to federal, provincial, state and local laws, rules and regulations governing digital commerce and online services. Existing and future laws and regulations may impede the growth of digital commerce or other services, in particular online marketplace services, and increase the cost of doing business, including providing online disposition services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, machine learning and automated decision making, pricing, transaction processing, content, intellectual property rights, electronic contracts, digital marketing communications, consumer protection, and the characteristics and quality of our disposition services. It is not always clear how existing laws governing issues such as property transfers, digital, sales and similar taxes, intellectual property rights, and user privacy and data protection apply to digital commerce

RB Global, Inc.	18

and online services. Changes to laws, rules and regulations and unfavorable resolution of these issues may harm our business and results of operations.
If our ability, or the ability of our third party service partners, cloud computing providers or third party data center hosting facilities, to safeguard the reliability, integrity and confidentiality of our and their IT systems is compromised, if unauthorized access is obtained to our systems or customers’, suppliers', counterparties' and employees' confidential information, or if authorized access is blocked or disabled, we may incur material reputational harm, legal exposure, or a negative financial impact.
We rely on IT resources to manage and operate our business, including maintaining proprietary databases containing sensitive and confidential information about our customers, suppliers, counterparties and employees (which may include personal information and credit information) and utilizing approved third-party technology providers to support the management and operation of IT systems and infrastructure. The malicious tools and techniques used to obtain unauthorized access to or impair IT systems and devices and the data processed thereby evolve frequently in terms of attack vectors and sophistication and we may not be able to anticipate these vectors or to timely implement adequate preventative and protective measures. Unauthorized parties have and may in the future attempt to gain access to our and our providers’ primary and backup systems or facilities through various means, including hacking into IT systems or facilities, fraud, trickery or other means of deceiving our and their employees or contractors. Ransomware attacks are increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, and diversion of funds. Further, breaches experienced by other companies may also be leveraged against us and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. There can be no assurance that impacts from these incidents will not be material or significant in the future.

In addition, our limited control over our customers may affect the security and integrity of our IT systems and create financial, reputational or legal exposure. For example, our customers may accidentally disclose their passwords, use insecure passwords, or store them on a device that is lost or stolen, providing bad actors with access to a customer’s account with us and the possible means to redirect customer payments. Further, users of our services could have vulnerabilities on their own devices that are entirely unrelated to our systems and platforms but could mistakenly attribute their own vulnerabilities to us. Under credit card payment rules and our contracts with credit card processors, if there is a breach of payment card information used to process transactions, we could be liable to the payment card issuing banks for certain fraudulent credit card transactions and other payment disputes with customers, including the cost of issuing new cards and related expenses. If we were liable for a significant number of fraudulent transactions or unable to accept payment cards, our results of operations would be materially and adversely affected. Bad actors may also create fake websites or misleading communications that mimic our branding, product offerings, or invoicing systems, thereby deceiving customers into making purchases that they believe are legitimate. Such fraudulent activities could significantly damage our reputation, erode customer trust, and result in financial losses. Furthermore, the complex, global and fragmented nature of the internet ecosystem, including multiple domain registrars, hosting services, and internet service providers, can make it extremely difficult and time-consuming to identify and take down fraudulent websites or other misleading content, leaving our brand vulnerable to continued exploitation by malicious actors. This risk is heightened in foreign jurisdictions where we may have less influence over local enforcement mechanisms, or access to rapid legal recourse.

The information security measures we implement, maintain and follow that are designed to mitigate our risks with respect to IT-related cybersecurity incidents do not guarantee that our operations will not be disrupted, that we will prevent an attack from occurring in the future, or that our internal controls, for instance relating to user access management, will perform as intended to prevent unauthorized access to our systems and data. We continue to integrate and align security measures and internal controls across our operating businesses. These businesses are at varying stages of maturity, which presents challenges in standardizing security measures across the organization. Inconsistent or incomplete alignment of security measures could lead to vulnerabilities, compliance risks, or operational disruptions. Gaps or delays in our ongoing efforts to align these measures could impact the effectiveness of our overall security posture and expose us to potential security breaches. Any breach of our IT systems may have a material adverse impact on our business, the assessment of the performance of our internal control environment, results of operations, reputation, stock price and our ability to access capital markets, and may also be deemed to contribute to a material weakness in internal controls over financial reporting.
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

RB Global, Inc.	19

The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. Our third-party service providers may be vulnerable to interruption or loss of valuable business data and information of our customers and employees (among others). Data stored by our third-party providers might be improperly accessed or unavailable due to a variety of events beyond our control, including, but not limited to, employee error or negligence, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Additionally, if any of our third-party technology providers violate applicable laws or our contracts or policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to fully collect, if at all, under these insurance policies.
Our future expenses may increase significantly and our operations and ability to expand may be limited as a result of licenses, laws and regulations governing auction sites, environmental protection, international trade, tariffs and other matters.
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
The development or expansion of auction sites depends upon receipt of required licenses, permits and other governmental authorizations. Our inability to obtain these required items could harm our business. Additionally, changes or concessions required by regulatory authorities could result in significant delays in, or prevent completion of, such development or expansion. International bidders and consignors could be deterred from participating in our auctions if governmental bodies impose additional export or import regulations or additional duties, taxes or other charges on exports or imports. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain assets, and could significantly increase tariffs on a broad array of assets. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, could reduce participation from international bidders and consignors which could reduce GTV and harm our business, financial condition and results of operations.
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

RB Global, Inc.	20

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

There is no assurance that taxes will be payable as anticipated or that the amount or timing of receipt or use of the tax-related assets will be as currently expected. Our experience indicates that taxation authorities are increasing the frequency and depth of audits and reviews. The Canada Revenue Agency (“CRA”) has been conducting audits for our 2014, 2015, 2020 and 2021 taxation years.

On December 3, 2024, the CRA issued the Company a Notice of Assessment and Statement of Interest (“NOA”) for CA$79.1 million (Canadian dollars) (approximately $55.1 million), for the taxation years 2010 through 2015, inclusive of CA$37.7 million in income taxes (approximately $26.3 million), and CA$41.4 million in interest and penalties (approximately $28.9 million). The CRA is asserting that one of the Company’s Luxembourg subsidiaries which was in operation from 2010 to 2020 was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation. The Company plans to object to the notice of assessment as it believes it is and has been in full compliance with Canadian tax laws and intends to pursue all available administrative and judicial remedies necessary to resolve this matter. As such, the Company plans to file a Notice of Objection with the CRA in March 2025 and accordingly has paid a deposit of CA$39.5 million (approximately $27.6 million) to the CRA in February 2025, the minimum required by law as part of the CRA’s objection process. In the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company. In the event that the Company’s tax filing position is not upheld by either the CRA or by a court of last resort, the Company would incur and record the amounts assessed in income tax, interest and penalties in its consolidated financial statements, which could have a material negative effect on the Company’s operations. In addition, during the third quarter of 2024, the CRA has requested information regarding the 2016 to 2020 taxation years for the same matter, which the Company provided to the CRA in January 2025. The Company has not received a notice of assessment relating to the 2016 to 2020 taxation years. Depending on the outcome of this matter with the CRA, the Company could incur additional income taxes, penalties and interest relating to the 2016 to 2020 taxation years, which could have

RB Global, Inc.	21

a material negative effect on its operations. In addition, future tax authority determinations, including changes to tax interpretations, regulations, legislation or jurisprudence, could have a material impact to our financial position. The fact that we operate internationally increases our exposure in this regard given the multiple forms of taxation imposed upon us. Further and more generally, there has been increased political, media and tax authority focus on taxation in recent years; the intent of which appears to be to enhance transparency and address perceived tax avoidance. As such, in addition to tax risk from a financial perspective, our activities may expose us to reputational risk.
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
Other risks inherent in doing business internationally include, but are not limited to the following: (a) trade barriers, trade regulations, currency controls, import or export regulations, tariffs and other restrictions on doing business freely; (b) local labor, environmental, tax, and other laws and regulations, and the potential for adverse changes in such laws and regulations or the interpretations thereof; (c) difficulties in staffing and managing foreign operations; (d) economic, political, social or labor instability or unrest; (e) terrorism, war, hostage-taking, or military repression; (f) corruption; (g) expropriation and nationalization, or difficulties in enforcing or protecting our property rights, including with respect to intellectual property; (h) increased exposure to high rates of inflation; and (i) unpredictability as to litigation in foreign jurisdictions and enforcement of local laws.
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
If we were to violate applicable export control or sanctions, we could be subject to administrative or criminal penalties, which in certain circumstances, could be material. We could be subject to damages, financial penalties, denial of export privileges, incarceration of our employees, other restrictions on our operations, and reputational harm. Further, any action on the part of the U.S. Department of Commerce, OFAC or other applicable regulator against the company or any of our employees for potential violations of these laws could have a negative impact on our reputation, business, operating results and prospects.
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the Corruption of Foreign Public Officials Act, or the CFPOA, and similar laws associated with our activities outside of the U.S. could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the CFPOA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA

RB Global, Inc.	22

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
We continue to pursue a long-term growth strategy that contemplates upfront investments, including (i) investments in emerging markets that may not generate profitable growth in the near term, (ii) adding new business and information solutions, and (iii) developing our people. Planning for future growth requires investments to be made now in anticipation of growth that may not materialize, and if our strategies do not successfully address the needs of current and potential customers, we may not be successful in maintaining or growing our GTV and our financial condition and results of operations may be adversely impacted. We may also not be able to improve our systems and controls as a result of increased costs, technological challenges, or lack of qualified employees. A large component of our selling, general and administrative expenses is considered fixed costs that we will incur regardless of any GTV growth. There can be no assurances that our GTV and revenues will be maintained or grow at a more rapid rate than our fixed costs.

Part of our long-term growth strategy includes growth through acquisitions, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by adverse economic and political events, including trade tensions, and increased global scrutiny and evolving regulatory expectations relating to acquisitions and strategic investments. Additionally, significant costs may be incurred in connection with any acquisition and our integration of such businesses with our business, including legal, accounting, financial advisory and other costs. We may also not realize the anticipated benefits of, and synergies from, such acquisition. We cannot guarantee that any future business acquisitions will be pursued, that any acquisitions that are pursued will be consummated, or that we will achieve the anticipated benefits of completed acquisitions.
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
Additionally, the outcome of a proceeding may differ materially from the Company's best estimate. For example, we currently have an ongoing dispute with Ms. Ann Fandozzi, former Chief Executive Officer, and current Director, regarding her departure from the Company. Since the third quarter of 2023, the Company has been recording an accrual to reflect the best estimate of the settlement amount, and to date has recorded an expense of $11.2 million, which reflects the current best estimate of a settlement amount net of a recapture of previously recognized compensation expense based on the terms of Ms. Fandozzi’s employment agreement following her resignation. The matter is currently in arbitration in accordance with the terms of Ms. Fandozzi’s employment agreement. Any changes to the estimated payment amount as a result of the settlement of the matter could be material and any such payment or our

RB Global, Inc.	23

inability to resolve the dispute in a timely manner may adversely affect our results of operations. See "Part II, Item 8: Financial Statements and Supplementary Data - Note 27 Contingencies" for further information.
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
Governments and regulators around the world continue to propose and adopt new, or modify existing, laws, regulations and interpretative guidance addressing data privacy, data protection, data sovereignty and the processing of data, generally. Although we monitor the regulatory environment and have invested in addressing these developments, such as through our cybersecurity and privacy readiness programs, these laws may require us to incur further compliance costs to make changes to our practices, products and services to enable us or our customers to meet the new legal requirements. In addition, if we are found to have breached any such laws or regulations, we may be subject to enforcement actions that require us to change our practices, products and services, which may negatively impact our revenue, as well as expose us to liability through new or higher potential penalties and fines for non-compliance, civil and criminal penalties, and litigation for alleged violations, as well as adverse publicity that could cause our customers to lose trust in us and negatively impact our reputation and business in a manner that harms our financial position. These new or proposed laws and regulations are subject to differing interpretations that may change over time resulting in further compliance costs, as well as diversion of resources to monitor and address developments. New and proposed laws and regulations may also be inconsistent among jurisdictions or conflict with other laws and regulations. As a result, these requirements and other potential self-regulatory standards and industry codes of conduct could require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and otherwise process data or, in some cases, impact our ability to offer certain services in certain locations, to deploy software or data solutions, to market to current and prospective customers, or to derive insights from customers’ online activity and data globally.
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

RB Global, Inc.	24

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
Like most businesses with global operations, we are subject to the risk of certain global or regional adverse conditions, such as pandemics or other disease outbreaks, or natural disasters including extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires or floods that could hinder our ability to conduct our scheduled auctions, restrict our customers’ travel patterns or their desire to attend auctions or impact our online operations, including disrupting the internet or mobile networks or one or more of our service providers. If any of these conditions were to occur, we may not be able to generate sufficient equipment consignments to sustain our business or to attract enough bidders to our auctions to achieve world fair market values for the items we sell. This could harm our financial condition and results of operations. To the extent that climate change causes rising sea levels, increased intensity of weather, and increased frequency of extreme precipitation and flooding, the risks noted above may increase.
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
At December 31, 2024, we have $2.7 billion of total debt outstanding, consisting of:
•$1.3 billion under an amended credit agreement (the "Credit Agreement") entered into in December 2022 with a syndicate of lenders; and
•$550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028, and $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (together the "Notes")
There are no current drawings under our foreign credit facilities, and we can borrow an additional $705.9 million under the Credit Agreement.
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

RB Global, Inc.	25

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
The terms of the Credit Agreement and the Notes indentures contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our Credit Agreement is subject to compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant.
The Credit Agreement includes other restrictions that limit our ability in certain circumstances to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures governing the Notes contain covenants that limit our ability in certain circumstances to: incur additional indebtedness (including guarantees thereof); incur or create liens on their assets securing indebtedness; make certain restricted payments; make certain investments; dispose of certain assets; allow certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; engage in certain transactions with affiliates; and consolidate, amalgamate or merge with or into other companies.
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

RB Global, Inc.	26

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
In addition, price competition and the availability of equipment directly affect the supply of, demand for, and market value of used equipment. Climate change initiatives, including significant changes to engine emission standards applicable to equipment, may also adversely affect the supply of demand for our market values of equipment.
Risk Related to Our Organization and Governance
Our articles, by-laws, shareholder rights plan and applicable Canadian provincial and federal law contain provisions that may have the effect of delaying or preventing a change in control.
Certain provisions of our articles of continuance and by-laws, as well as certain provisions of the Business Corporations Act (Ontario) (the “OBCA”) and applicable Canadian securities law, could discourage potential acquisition proposals, delay or prevent a change in control or materially adversely impact the price that certain investors might be willing to pay for our common shares. For instance, our articles of continuance authorize our board of directors to determine the designations, rights and restrictions to be attached to, and to issue an unlimited number of, junior preferred shares and senior preferred shares. In addition, our by-laws contain provisions establishing that shareholders must give advance notice to us in circumstances where nominations of persons for election to our board of directors are made by our shareholders other than pursuant to either a requisition of a meeting made in accordance with the provisions of the OBCA or a shareholder proposal made in accordance with the provisions of the OBCA. Among other things, these advance notice provisions set a deadline by which shareholders must notify us in writing of an intention to nominate directors for

RB Global, Inc.	27

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
Any of these provisions, as well as certain provisions of the OBCA and applicable Canadian securities law, may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.
U.S. civil liabilities may not be enforceable against us, our directors, or our officers.
We are governed by the OBCA and a portion of our business is in Canada. Certain of our directors and officers reside outside of the United States, and all or a substantial portion of their assets, as well as a substantial portion of our assets, are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and such directors and officers or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the United States.
Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia.
We are governed by the corporate laws of Ontario, Canada which in some cases have a different effect on shareholders than the corporate laws of Delaware.
We are governed by the OBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance.
ITEM 1B:    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C:    CYBERSECURITY
Risk Management & Strategy

RB Global recognizes the critical importance of assessing, identifying and managing material risks to our business associated with cybersecurity threats and incidents. Cybersecurity risks are identified through various means, including internal assessments of IT initiatives and systems, cybersecurity assessments of third party providers, penetration testing using third party tools and techniques to test technical controls, vulnerability identification and management procedures, and monitoring emerging threat intelligence, as well as emerging laws and regulations. Our strategy to manage cybersecurity risk prioritizes threat prevention, as well as resiliency through established defense, detection and response mechanisms and processes. These mechanisms and processes include risk-based technical security controls, policy enforcement mechanisms, alert monitoring and other security tools (such as our security incident event management platform, which provides a centralized view of all alerts within our information systems environment), incident tracking and management (for both internal events and those reported by third party providers), employee training, and contractual arrangements with third parties that provide cybersecurity risk management services. Through these processes, we regularly monitor the efficacy of our protection, detection and response mechanisms to cybersecurity threats and implement changes as appropriate. Key metrics in relation to such monitoring include detection and remediation of incidents, vulnerability reporting and patching, detecting and takedowns relating to digital fraud, and outcomes of our phishing simulations. We continue to integrate our cybersecurity practices into our Enterprise Risk Management program, overseen by the Enterprise Risk Management Committee, which identifies and tracks cyber-related business and compliance risks across the Company and helps prioritize related activity for the internal audit team.

RB Global, Inc.	28

Additionally, management has established two cross-functional committees made up of appropriate personnel throughout the Company, the Data Privacy Committee ("DPC") and the Security Steering Committee ("SSC"), to frame, review and guide our processes. The SSC is comprised of our Chief Technology Officer ("CTO"), our Chief Information Security Officer ("CISO"), and other IT leaders, as well as representatives from Risk Management, Product Management, Human Resources and Legal. The DPC is responsible for developing strategies and policies relating to data privacy and protection and the SSC provides a forum for engaging stakeholders on security and risk reduction initiatives, setting security policies and assessing the effectiveness of Company efforts to monitor, prevent, prevent, and remediate security threats and incidents.
We maintain a comprehensive security program that includes physical, administrative and technical safeguards designed to prevent and timely and appropriately respond to cybersecurity threats or incidents. We have in the past, and may in the future, also engage third party consultants to assist in assessing, benchmarking, implementing, monitoring and enhancing our security program. We also continue to invest in dedicated information security resources and technology to strengthen our programs and controls around people and processes. In the event of a cybersecurity incident, we have established an incident response and breach management process led by our CISO with the support of leaders from our legal, operations, and risk management departments. We have retainers with experienced breach coaches in multiple jurisdictions that have been pre-approved by our insurers and a reputable third-party incident response provider on call as necessary. Cybersecurity incidents, once identified, are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality, as well as operational, business and privacy impact.
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

We are not aware of having experienced, directly or through our third-party providers, any risks from cybersecurity threats or incidents through the date of this Report that have materially affected the Company, its business strategy, results of operations or financial condition, or are reasonably likely to have such an effect. This does not guarantee that future incidents or threats will not have a material impact, or that we or our third-party providers are not currently the subject of an undetected incident or threat that may have such an impact. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Governance

The Board of Directors and management are actively involved and play an important part in the oversight of cybersecurity threats and incidents. Our Audit Committee reviews the Company’s cybersecurity strategy and readiness at least annually and receives a quarterly, or more often as needed, briefing from our Chief Technology Officer ("CTO") and CISO on cybersecurity matters and key performance indicators relating to the security program. The Audit Committee briefs the full Board of Directors on cybersecurity, and where necessary, management is available to provide further insight into such matters or other related cybersecurity matters. The Global Internal Audit department, which reports to the Audit Committee, annually tests the design and operating effectiveness of certain cybersecurity-related processes. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy processes as needed. Visibility and transparency regarding our cybersecurity program and cybersecurity threats and incidents provides the Board with the foundation for oversight over the Company's security operations, program status and cybersecurity risk management.

At the management level, our cybersecurity risk management and strategy processes are overseen by the Company's CTO, CISO and VP, Global Internal Audit and Enterprise Risk Management with ongoing feedback and risk reduction initiative support from the SSC. The committee generally meets quarterly to discuss operational cybersecurity risks and associated remediation efforts. The Company's CTO and CISO each have substantial work experience in roles involving IT, including security, network management, application and systems engineering and architecture. Our CTO has served in various roles in IT for more than 20 years, including most recently serving as the Sr. Vice President of Product Engineering from 2021 to 2023, and VP, Digital from 2020 to 2021 at a large public retail company where she played a leading role in the retailer's technology transformation. She holds an undergraduate degree in industrial engineering. The Company's CISO has served in various roles in IT and information security for more than 20 years across a number of industries, including financial and investment management, human resources consulting, and consumer data intelligence. Most recently, in addition to his role as the Company's CISO, he served as our VP, Information Technology since 2017. Over the past 5 years, he has sat on various industry CISO advisory boards and currently sits on two advisory boards for companies transforming security operations through artificial intelligence and enriched security data management solutions. He also holds an undergraduate diploma in computer systems networking and telecommunications and several certifications, including a certification in computer hacking forensic investigation. Our VP, Global Internal Audit and Enterprise Risk Management has 25 years of experience in auditing internal controls and risk management. Most recently, he served as IAA's VP, Internal Audit since 2022 up until the Company's acquisition of IAA and as Global Director, Finance & Internal Controls from 2020 to 2022 of a large medical waste disposal and

RB Global, Inc.	29

secure information destruction business. He holds an undergraduate degree in accounting and information systems and several designations, including a certification in risk management assurance. These individuals remain informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity threats and incidents through their leadership of the cybersecurity risk management and strategy processes and management committees described above.
ITEM 2:    PROPERTIES

We own and lease various properties globally, primarily in the United States, Canada, Australia, and Europe, including in the United Kingdom. We use the properties for our operations, primarily as auction sites, branches and for storage, as well as for administrative offices, which support our various businesses and brands.

We are headquartered in Westchester, Illinois, United States, which is held through a lease until 2027. We also lease other administrative offices primarily in the United States, Canada, and the Netherlands. In total, we lease over 1 million square feet of administrative office space around the world.

We have operating locations in 50 large metropolitan areas in the United States and Canada, in all 50 states in the United States and in 9 out of the 13 Canadian provinces and territories. The close proximity of our locations to large metropolitan areas benefits our sellers who prefer to drop off their assets at our auction sites, where we offer care, custody and control, as well as our buyers who prefer to physically inspect an asset prior to bidding. Our wide network of auction sites and their proximity to major cities further allows us to respond quickly during catastrophic events, and deliver on our commitments to insurance companies, while reducing our incremental costs. To support our partners, customers and operations during catastrophic events, we also hold agreements that give us the option to lease and use certain properties totaling approximately 2,000 acres within certain timeframes, as necessary.

The table below sets forth a summary of our owned and leased properties for operations, by region and acreage, at December 31, 2024:

Location	Number of Locations	Owned Acreage	Leased Acreage
United States	246	3,704	7,377
Canada	30	884	539
International	35	788	248
Total	311	5,376	8,164

During 2024, primarily in our automotive sector, we opened 5 new operating locations in the United States and Canada and expanded some of our existing locations to support additional operating activities. Additionally, we converted 13 previously leased properties to owned properties, primarily through lease buyouts.

To support our GovPlanet operations, we also lease two warehouses in addition to the above.

We regularly evaluate our capacity in all markets to ensure our administrative offices and operating facilities continue to meet our varied and extensive needs and allow us to conduct our operations to the best of our abilities. Where appropriate, we will increase our capacity through the acquisition of additional land and facilities, either through purchase or lease.
ITEM 3:    LEGAL PROCEEDINGS
We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.

RB Global, Inc.	30

PART II
ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding Share Data

We are a public company and our common shares are listed under the symbol “RBA” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). The Series A Senior Preferred Shares of the Company are not listed on any exchange and there is no established public trading market for the Series A Senior Preferred Shares. Holders of the Series A Senior Preferred Shares are entitled to vote together with the common shares on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law. As of February 26, 2025, each holder of Series A Senior Preferred Shares would be entitled to 0.0139696 vote per Series A Senior Preferred Share held. Series A Senior Preferred Shares represent, as of February 26, 2025, 6,775,252 votes, which is the number of common shares into which the Series A Senior Preferred Shares could be converted as of February 26, 2025. Such number of votes represents approximately 3.5% of the voting rights attached to the Company’s securities as of February 26, 2025.

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

Market Information

Our common shares, without par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common shares trade on the NYSE and on the TSX under the symbol “RBA.” On February 25, 2025, there were 1,130 holders of record of our common shares that do not include the shareholders for whom shares are held in a nominee or street name.

Dividend Policy

We currently pay a regular quarterly cash dividend of $0.29 per common share. We intend to continue to declare and pay a regular quarterly cash dividend on our common shares; however, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after considering our operating results, financial condition, cash requirements, financing agreement restrictions and any other factors our Board of Directors may deem relevant.

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

RB Global, Inc.	31

Comparison of Cumulative Return
The following graph compares the cumulative return on a $100 investment in our common shares over the last five fiscal years beginning December 31, 2019 through December 31, 2024, to that of the cumulative return on a $100 investment in the Russell Global Index (“Russell 2000”), the S&P / TSX Composite Index (“S&P/TSX”) and the Dow Jones Industrial Average Index (“DJIA”) for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of Cumulative Five-Year Total Return
Value of Investment (U.S. dollars)
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
80
2019
2020
2021
2022
2023
2024
RBA (NYSE)
Russell 2000
S&P/TSX
DJLA

Company / index	2019	2020	2021	2022	2023	2024
RBA (NYSE)	$100.0	$164.6	$147.1	$141.4	$169.9	$232.3
Russell 2000	$100.0	$119.9	$137.7	$109.5	$128.0	$142.7
S&P/TSX	$100.0	$105.6	$132.2	$124.6	$139.3	$169.5
DJIA	$100.0	$109.7	$132.7	$123.6	$143.6	$165.1

RB Global, Inc.	32

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about the Company’s equity compensation plans at December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,370,692	(1)	$64.49	(2)	10,265,156	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,370,692		$64.49		10,265,156
_____________________________________________________
(1)Reflects our 2023 Share Incentive Plan, which was approved by the Company's shareholders on May 8, 2023, as well as equity awards granted under our previous plans until expiration or settlement. This amount reflects 100% of target numbers of PSUs granted and includes dividend equivalent rights credited in connection with such PSUs. Under the Plan, the number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met. For the August 2023 and March 2024 PSUs with market conditions, the market vesting condition is based on the total stockholder return performance of the Company relative to the performance of the Russell 3000 index members at the date of grant. The August 2023 and March 2024 PSUs with market conditions can result in participants earning between 0% and 200% of the target number granted. Share units granted under our Plan with no market vesting conditions are based on the achievement of specific performance measures and can result in participants earning between 0% and 200% of the target number of PSUs granted. Further, we have the option to choose whether to settle these PSUs without market vesting conditions in cash or in shares. For further discussion on the PSUs granted under our Plans, refer to "Part II, Item 8: Financial Statements and Supplementary Data - Note 24 Share-based Payments."
(2)Weighted average exercise price does not include the effect of our outstanding share units.
(3)Consists of 7,958,801 common shares available for issuance under the 2023 Share Incentive Plan and 2,306,355 common shares available for issuance under the 2023 ESPP.
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
This summary is restricted to beneficial owners of common shares each of whom, at all relevant times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S., (ii) is entitled to the full benefits of the Convention, (iii) holds all common shares as capital property, (iv) deals at arm’s length with and is not affiliated with RB Global, (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, and (vi) is not an "authorized foreign bank" (as defined in the Canadian Tax Act) or an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).
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

RB Global, Inc.	33

Generally, a U.S. Resident Holder’s common shares will be considered to be capital property of a U.S. Resident Holder provided that the U.S. Resident Holder does not acquire, hold or dispose of the common shares in one or more transactions considered to be an adventure or concern in the nature of trade and does not hold the common shares in the course of carrying on a business.
This summary is based on the provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof (the “Tax Proposals”), and the current published administrative policies of the CRA. It is assumed that the Tax Proposals will be enacted as currently proposed, and that there will be no other change to any applicable law or the CRA's administrative policies, whether by judicial, legislative, governmental or administrative decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.
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
Dividends paid or credited, or deemed to be paid or credited, on common shares to a U.S. Resident Holder will generally be subject to Canadian withholding tax. Under the Canadian Tax Act, the rate of withholding tax is 25% of the gross amount of such dividends, which rate may be subject to reduction under the provisions of an applicable income tax treaty or convention. Under the Convention, a U.S. Resident Holder who is a beneficial owner of a dividend will generally be subject to Canadian withholding tax at the rate of 15% of the gross amount of such dividend, unless the beneficial owner is a company which owns (or is deemed under the Convention to own) at least 10% of the voting shares of RB Global at that time, in which case the rate of Canadian withholding tax is generally reduced to 5%.
ITEM 6:    [RESERVED]

RB Global, Inc.	34

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the consolidated financial statements and the notes thereto included in “Part II, Item 8. Financial Statements and Supplementary Data” presented in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.
Our actual results could differ materially from those expressed or implied in any forward-looking statements due to various factors, including those set forth under “Part I, Item 1A: Risk Factors” in this Annual Report on Form 10-K.
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“US GAAP”). Except for Gross Transaction Value ("GTV"), which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements. Unless indicated otherwise, all tabular dollar amounts, including related footnotes, presented below are expressed in millions of United States (“U.S.”) dollars.
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
Overview
Established in 1958, RB Global, Inc. (NYSE and TSX: RBA) is a leading global marketplace that connects sellers and buyers of commercial assets and vehicles. Through our omnichannel platform, we facilitate transactions for customers primarily in our commercial, construction and transportation ("CC&T") and automotive sectors. We also provide our customers value-added marketplace services, technology solutions for vehicle merchandising, platforms for lifecycle management of assets, and a market data intelligence platform to help customers make more informed business decisions.
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
We have a global presence, primarily with operations in the United States, Canada, Australia and across Europe, and employ more than 7,800 full-time employees worldwide, of which approximately 67% are located in the United States.

RB Global, Inc.	35

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
We define our key operating metrics as follows:
GTV: Represents total proceeds from all items sold on our auctions and online marketplaces, third-party online marketplaces, private brokerage services and other disposition channels. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in the Company’s consolidated financial statements.
Inventory return: Inventory sales revenue less cost of inventory sold.
Inventory rate: Inventory return divided by inventory sales revenue.
Total lots sold: A single asset to be sold, or a group of assets bundled for sale as one unit. Low value assets are sometimes bundled into a single lot, collectively referred to as “small value lots.”
Historically, we presented GTV from the sale of parts in our vehicle dismantling business within our automotive sector and excluded the number of parts sold from our total lots sold metric. Commencing in the second quarter of 2024, management began to review the number of parts sold in our vehicle dismantling business within our other sector and as part of our total lots sold metric.
Performance Overview and Consolidated Results

For the year ended December 31, 2024, as compared to the year ended December 31, 2023:
•Total GTV increased 14% to $15.9 billion.
•Total revenue increased 16% to $4.3 billion.
◦Service revenue increased 23% to $3.4 billion.
◦Inventory sales revenue decreased 3% to $920.6 million.
•Net income increased 100% to $412.8 million.
•Net income available to common stockholders increased 113% to $372.7 million.
•Diluted earnings per share (“EPS”) available to stockholders increased 93% to $2.01 per share.
•Diluted adjusted EPS available to stockholders increased 17% to $3.49 per share.
•Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 26% to $1.3 billion.

Operational Highlights

During 2024, we saw several changes in our executive leadership team. Eric J Guerin was appointed Chief Financial Officer, effective January 15, 2024. Eric J. Guerin brings extensive senior executive financial leadership experience, most recently serving as the Chief Financial Officer at a leading distributor of packaging, facility solutions and print products. Nancy King was appointed Chief Technology Officer, effective June 3, 2024, and brings extensive hands-on information technology leadership experience from her roles at multiple Fortune 100 organizations. Steve Lewis was appointed Chief Operating Officer, effective September 3, 2024, and brings extensive senior leadership experience in operations and supply chain management, as well as a honed approach to driving business growth through operational excellence.

Below are some other notable operational highlights during 2024:
•RB Global had strong operating results and growth, resulting in a 14% year-over-year increase in total GTV and 16% year-over year increase in total revenues.
•Through our continuous improvement program, we consistently delivered exceptional performance, as measured against our service level agreements, to our automotive insurance company customers. We also drove industry leading average selling prices for our partners, enabled by investment in technology and attracting record-high engagement from international buyers. These advancements and ongoing transparency initiatives have reinforced our leadership in salvage vehicles, resulting in significant partnership wins in the United States and in Australia.

RB Global, Inc.	36

•On October 31, 2024, the Company completed the acquisition of Boom & Bucket, Inc ("Boom & Bucket"), a digital fixed price marketplace to add to our portfolio of selling solutions, serving the construction equipment industry. We believe that Boom & Bucket's technology, talent and market capabilities offer an exciting complement to our full-service disposition portfolio.
•In 2024, we continued to invest in the development of our technology, particularly in a new digital payments platform that replaces outdated manual processes and legacy technology with a modern financial backbone to offer our buyers and partners increased choice in our services, including self-serve access to critical financial tools, and provide our buyers and sellers the best in-class experience.

•In January 2024, we enhanced IAA's merchandising services to provide more accurate VIN decoding to our customers and improve the overall customer experience for all users, buyers and sellers, by providing more comprehensive data. Buyers of vehicles are now able to search for specific makes, models, and trims of vehicles with more confidence due to more data, configuration rules and industry-leading data-engineering capabilities.

•During the year, in our automotive sector, we continued to expand our international customer base with new market alliances in Oman in the Middle East and in Lithuania in Eastern Europe. These market alliances will help us connect with a base of new buyers and broaden our market share.
Results of Operations

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2022	2024 over 2023	2023 over 2022
Service revenue	$3,363.6	$2,732.5	$1,050.6	23%	160%
Inventory sales revenue	920.6	947.1	683.2	(3)%	39%
Total revenue	4,284.2	3,679.6	1,733.8	16%	112%
Costs of services	1,415.7	1,007.6	168.1	41%	499%
Cost of inventory sold	863.8	893.6	608.6	(3)%	47%
Selling, general and administrative	773.9	743.7	539.9	4%	38%
Acquisition-related and integration costs	29.0	216.1	37.3	(87)%	479%
Depreciation and amortization	444.4	352.2	97.2	26%	262%
Total operating expenses	3,526.8	3,213.2	1,451.1	10%	121%
Gain on disposition of property, plant and equipment	3.8	4.9	170.8	(22)%	(97)%
Operating income[1]	761.2	471.3	453.5	62%	4%
Net income	412.8	206.0	319.8	100%	(36)%
Net income available to common stockholders	372.7	174.9	319.7	113%	(45)%
Effective tax rate	25.0%	27.1%	21.2%	(210)bps	590bps

Total GTV	$15,904.8	$13,930.6	$6,025.9	14%	131%
Service GTV	14,984.2	12,983.5	5,342.7	15%	143%
Inventory GTV	920.6	947.1	683.2	(3)%	39%

Inventory return	$56.8	$53.5	$74.6	6%	(28)%
Inventory rate	6.2%	5.6%	10.9%	60bps	(530)bps
1 Foreign exchange gain (loss) for the year ended 2022 has been reclassified from operating income to a separate line below operating income.

RB Global, Inc.	37

Total GTV
Total GTV increased 14% to $15.9 billion in 2024 as compared to $13.9 billion in 2023.
The following summarizes our total GTV by geography and by sector for the periods indicated:

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2022	2024 over 2023	2023 over 2022
United States	$11,966.4	$10,266.1	$3,432.4	17%	199%
Canada	2,688.1	2,460.8	1,707.1	9%	44%
International	1,250.3	1,203.7	886.4	4%	36%
Total GTV	$15,904.8	$13,930.6	$6,025.9	14%	131%

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2022	2024 over 2023	2023 over 2022
Automotive	$8,277.6	$6,531.2	$186.0	27%	3,411%
CC&T	5,805.8	5,446.5	4,252.9	7%	28%
Other	1,821.4	1,952.9	1,587.0	(7)%	23%
Total GTV	$15,904.8	$13,930.6	$6,025.9	14%	131%

The following table illustrates the breakdown of total lots sold by sector for the periods indicated:

	Year ended December 31,
				% Change
(in '000's of lots sold, except percentages)	2024	2023	2022	2024 over 2023	2023 over 2022
Automotive	2,297.2	1,788.4	21.0	28%	8,416%
CC&T	432.3	314.5	181.5	37%	73%
Other	617.3	591.1	415.3	4%	42%
Total Lots Sold	3,346.8	2,694.0	617.8	24%	336%
In 2024, total GTV and lots sold increased primarily due to the full quarter inclusion of IAA in the first quarter of 2024, compared to the 11-day stub period in the first quarter of 2023. Excluding this impact, GTV remained primarily flat year over year. We saw higher GTV volumes from catastrophic events in our automotive sector, and higher GTV in our CC&T sector driven by higher lot volumes from our strategic accounts, primarily from a large consignor contract in transportation. These increases were primarily offset by unfavorable asset mix as well as price declines, predominantly observed within our CC&T and other sectors, and lower volumes from a shift in assignment volumes from a customer in our automotive sector.

RB Global, Inc.	38

Total Revenue
Total revenue increased 16% to $4.3 billion in 2024 as compared to 2023, with total service revenue increasing by 23% and partially offset by a 3% decrease in inventory sales revenue.

Service Revenue
The following table summarizes key components of total service revenue for the periods indicated:

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2022	2024 over 2023	2023 over 2022
Transactional seller revenue	$939.4	$851.7	$514.6	10%	66%
Transactional buyer revenue	2,067.1	1,593.2	330.6	30%	382%
Marketplace services revenue	357.1	287.6	205.4	24%	40%
Total service revenue	$3,363.6	$2,732.5	$1,050.6	23%	160%
In the third quarter of 2024, we updated our presentation of disaggregated revenue to align to how management evaluates its financial and business performance. As a result, transactional seller revenue now includes commissions, pre-negotiated or fixed, as well as certain auction-related fees earned from sellers to complete the sale of an asset, such as towing to our yards, liens search, title processing and online listing and inspection fees. Transactional buyer revenue now includes buyer transaction fees based on a tiered structure earned from purchasers upon purchase of an asset, as well as other auction-related fees earned from buyers to complete the purchase of an asset, such as title processing, late-pick up, salvage buyer platform registration and other administrative processing charges. Accordingly, certain auction-related fees were reclassified from marketplace services revenue to transactional seller or transactional buyer revenue, and prior period disaggregation of revenue amounts have been recast to conform with current period presentation.

In 2024, total service revenue increased 23%, with transactional buyer revenue increasing 30%, marketplace services revenue increasing 24% and transactional seller revenue increasing 10%.
Transactional buyer revenue increased 30%, primarily driven by the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023. Excluding the impact of the IAA acquisition in the first quarter, transactional buyer revenue growth exceeded the 14% increase in total GTV mainly from higher buyer fee rate structures implemented throughout 2024 across all sectors, but primarily within our automotive sector.

Marketplace services revenue increased 24%, driven primarily from higher fees earned from transportation services provided to a large consignor contract in the United States in our CC&T sector, as well as due to the increase in fees from the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023.

Transactional seller revenue increased 10%, primarily due to the inclusion of IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023. Excluding the impact of the IAA acquisition in the first quarter, transactional seller revenue growth was less than the 15% increase in service GTV due to softer performances primarily in our guarantee contracts in Canada within our CC&T sector.
Inventory Sales Revenue
Inventory sales revenue decreased 3% in 2024, primarily driven by lower volumes in our CC&T sector in the United States from softer year-over-year performance due to lower price realization and an unfavorable contract mix, as well as due to the non-repeat of a large inventory package in the utilities sector. We also saw softer performances in our GovPlanet business driven primarily from a higher volume of low value assets and pricing pressure. These decreases were partially offset by the inclusion of inventory sales revenue from IAA in the first quarter of 2024 for the full quarter compared to the 11-day stub period in the first quarter of 2023 and favorable performances in Canada in our CC&T sector driven by a few significant inventory contracts.
Costs of Services
Costs of services increased 41% to $1.4 billion, primarily due to the full quarter inclusion of IAA in the first quarter of 2024 compared to the 11-day stub period in the the first quarter of 2023, which contributed 85% of the increase, and primarily relates to costs to provide towing services to buyers, building and facility costs including operating lease costs for auction sites, as well as employee compensation expenses. We also incurred higher costs of services in connection with a large consignor contract in transportation in the United States, which included higher costs to provide transportation services and higher payments to a third party as part of a profit-

RB Global, Inc.	39

sharing arrangement. Further, we saw higher costs of services in our automotive sector as prior year included a benefit related to a fair value adjustment made to prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition. In addition, we saw higher employee compensation expenses as a result of changes made to our employee benefit plans and higher employee labor costs to support increased activity. In our automotive sector, in line with higher volumes, we also saw higher cost of services due to increases in yard lease expense, title search costs, new digital services tax and operating branch costs.

Cost of Inventory Sold
Cost of inventory sold decreased 3% to $863.8 million, primarily in line with the decrease in inventory sales revenue of 3%.

Selling, General and Administrative
Selling, general and administrative expenses increased 4% to $773.9 million, mainly due to the full quarter inclusion of IAA in the first quarter of 2024 compared to the 11-day stub period in the first quarter of 2023. We also saw higher share-based payments expense due to an increase in the size and fair value of share units granted. In addition, our costs increased due to a new digital services tax enacted in Canada on certain in-scope revenues which was retroactively applied to the period from January 1, 2022 to June 30, 2024. These increases were partially offset by lower short-term incentive-based compensation expense, lower travel, advertising and promotional expenses, lower employee compensation expenses as a result of a reduced headcount from our integration activities and lower costs due to strategic cost reduction initiatives.

Acquisition-related and Integration Costs
Acquisition-related and integration costs decreased 87% to $29.0 million, primarily given the significant investment banking, consulting, financing, legal and other acquisition-related costs incurred in the prior year to complete the acquisition of IAA on March 20, 2023. We have also incurred lower severance and integration costs as integration activities and restructuring is being completed. In addition, we recognized a net $16.3 million expense as settlement for the termination of a non-compete agreement bound by IAA prior to the acquisition in the prior year.
Operating Income
Operating income increased 62% to $761.2 million, primarily driven by the significant decrease in acquisition-related and integration costs and the inclusion of IAA operating income in the first quarter of 2024 for a full quarter compared to the 11-day stub period in the first quarter of 2023. In addition, we saw a higher flow-through of service revenue driven by the CC&T sector. These increases are partially offset by higher depreciation and amortization driven by the acquisition of IAA.
Income Tax Expense and Effective Tax Rate
Income tax expense increased 80% to $137.3 million in 2024, compared to $76.4 million in 2023. Our effective tax rate was 25.0%, compared to 27.1% in 2023. The decrease in the effective tax rate over the prior year was primarily due to a decrease in non-deductible expenses. Partially offsetting this decrease was a lower proportionate benefit related to Foreign-Derived Intangible Income (“FDII”).
Net Income
Net income attributable to controlling interests increased 100% to $413.1 million, compared to $206.5 million in 2023. The increase was primarily driven by higher operating income, partially offset by higher income tax expense and higher interest expense due to an increase in long-term debt from funding the IAA acquisition on March 20, 2023.
Diluted EPS
Diluted EPS available to stockholders increased 93% to $2.01 per share compared to $1.04 in 2023. The increase is primarily due to an increase in net income attributable to controlling interests, as described above, partially offset by an increase in the weighted average number of dilutive shares outstanding primarily driven by the shares issued for the acquisition of IAA on March 20, 2023.

RB Global, Inc.	40

U.S. Dollar Exchange Rate Comparison
We conduct global operations in many different currencies, with our presentation currency being the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

				% Change
Value of one local currency to U.S. dollar	2024	2023	2022	2024 over 2023	2023 over 2022
Period-end exchange rate - December 31,
Canadian dollar	0.6969	0.7558	0.7378	(8)%	2%
Euro	1.0406	1.1067	1.0661	(6)%	4%
British pound sterling	1.2548	1.2734	1.2054	(1)%	6%
Australian dollar	0.6219	0.6826	0.6765	(9)%	1%

Average exchange rate - Year ended December 31,
Canadian dollar	0.7302	0.7411	0.7690	(1)%	(4)%
Euro	1.0823	1.0820	1.0543	—%	3%
British pound sterling	1.2780	1.2434	1.2376	3%	—%
Australian dollar	0.6598	0.6645	0.6949	(1)%	(4)%
In 2024, approximately 27% of our revenues and 29% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 29% and 30%, respectively, in 2023.
We recognized $1.9 million in foreign exchange losses in 2024 and $1.8 million of losses in 2023. Foreign exchange had an unfavorable impact on total revenue and a favorable impact on expenses. These impacts were mainly due to the fluctuations in the Canadian dollar, British pound sterling, and Australian dollar exchanges rates relative to the U.S. dollar during the year.
Non-GAAP Measures
As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.
Adjusted net income available to common stockholders increased 29% to $646.8 million, compared to $502.2 million in 2023.
Diluted adjusted EPS available to common stockholders increased 17% to $3.49 per share, compared to $2.99 per share in 2023.
Adjusted EBITDA increased 26% to $1.3 billion, compared to $1.0 billion in 2023.
Refer to the non-GAAP measures section below on pages 45-51 for further information.
Debt

We have a credit agreement (the "Credit Agreement"), which is comprised of multicurrency revolving facilities and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of a facility denominated in US dollars (the "USD TLA Facility"), and a facility denominated in Canadian dollars (the "CAD TLA Facility"). TLA Facility borrowings bear interest at a benchmark rate plus an applicable margin. The Credit Agreement matures on September 21, 2026.

The TLA Facility loans are subject to quarterly installments of 1.25% of principal, with the balance payable at maturity. During 2024, the Company repaid $450.0 million (2023: $150.0 million) of principal on the USD TLA Facility. At December 31, 2024, there are no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt. We continue to seek opportunities to prepay our debt.

At December 31, 2024, the Company also had $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the "Secured Notes"), and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the "Unsecured Notes") (collectively, the "Notes"). These Notes were used, along with the USD TLA Facility, to fund the acquisition of IAA, and accrue interest to be paid in cash semi-annually in arrears. The Secured Notes are jointly and severally guaranteed on a senior secured basis and the Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by

RB Global, Inc.	41

certain of the Company’s subsidiaries.
The below were our committed and uncommitted revolving credit facilities at December 31, 2024 and 2023:

(in U.S. dollars in millions)	December 31, 2024	December 31, 2023
Committed
Multicurrency revolving credit facilities	$750.0	$750.0
Uncommitted
Foreign demand revolving credit facilities	15.0	5.0
Total revolving credit facilities	$765.0	$755.0
Unused
Multicurrency revolving credit facilities	$705.9	$724.7
Foreign demand revolving credit facilities	15.0	$5.0
Total credit facilities unused	$720.9	$729.7

Debt Covenants
We were in compliance with all financial and other covenants applicable to our credit facilities at December 31, 2024.

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

For more information on our debt, see "Item 8: Financial Statements and Supplementary Data - Note 21 Debt" in our consolidated financial statements.
Liquidity and Capital Resources
Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to preferred equity holders, (ii) settlement of contracts with consignors, partners and other suppliers, (iii) personnel expenditures, with a majority of short-term incentive compensation paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments on our short-term debt, as well as interest payments on both our short-term and long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances.
On December 3, 2024, the Canadian Revenue Agency ("CRA") issued the Company a Notice of Assessment and Statement of Interest (“NOA”) for CA$79.1 million (Canadian dollars) (approximately $55.1 million) for additional taxes, interest and penalties with respect to the Company's Luxembourg subsidiary relating to taxation years 2010 through 2015. In early February 2025, to begin the appeal process, the Company paid a required deposit of CA$39.5 million (approximately $27.6 million) to the CRA, 50% of the assessed amount. In the event the Company's tax filing position is not upheld, the Company would be required to pay the remaining 50% of the assessed amount, plus interest. However, in the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company. The matter is expected to take years to resolve. The CRA has also requested information regarding the 2016 to 2020 taxation years for the same matter. For more information on the matter, see "Part II, Item 8: Financial Statements and Supplementary Data - Note 8 Income Taxes" in our consolidated financial statements.
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

Our long-term cash requirements include scheduled principal repayments of long-term debt upon maturity relating to the TLA Facility and the Notes, repayment of any drawn funds under our revolving credit facilities, as well as scheduled repayments of operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. In addition, we also have scheduled repayments due on our equipment

RB Global, Inc.	42

financing obligations. For more information on our debt and leases, see "Part II, "Item 8: Financial Statements and Supplementary Data - Note 21 Debt" and "Item 8: Financial Statements and Supplementary Data - Note 25 Leases" respectively, in our consolidated financial statements.

Cash provided by operating activities can fluctuate significantly from period to period. We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $720.9 million, is sufficient to fund our current and planned operating activities.

Book overdrafts represent outstanding checks and other pending disbursements, which are in excess of cash account balances with a right of offset. The excess of such amounts is included within trade and other liabilities in our consolidated balance sheets.

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
Cash Flows

	Year ended December 31,
				Change
(in U.S. dollars in millions)	2024	2023	2022	2024 over 2023	2023 over 2022
Cash provided by (used in):
Operating activities	$932.0	$544.0	$463.1	$388.0	$80.9
Investing activities	(301.6)	(3,108.3)	77.2	2,806.7	(3,185.5)
Financing activities	(645.5)	2,676.2	(1,258.1)	(3,321.7)	3,934.3
Effect of changes in foreign currency rates	(24.0)	10.1	(18.8)	(34.1)	28.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(39.1)	$122.0	$(736.6)	$(161.1)	$858.6
Net cash provided by operating activities was $932.0 million in 2024, as compared to net cash provided by operating activities of $544.0 million in 2023. The increase of $388.0 million is mainly due to an increase in net income, as discussed above, and a lower cash outflow from the net change in operating assets and liabilities of $43.9 million. The decrease in cash outflow from the net change in operating assets and liabilities was primarily driven by an increase in book overdrafts, due to timing, prepaid consigned vehicle charges due to the inclusion of IAA, and lower tax payments due to the non-repeat of taxes paid in 2023 for the taxable gain portion on the sale of the Bolton property. In addition, we also saw lower cash outflows relating to timing of payments for inventory purchases and timing of recovery of advances from customers. These decreases in cash outflows were partially offset by timing and settlement of higher interest payments on our debt, as well as the size and timing of our auctions. In addition, as a result of the inclusion of IAA from its acquisition on March 20, 2023, in the current year, we saw higher cash outflows in incentive-based employee compensation, higher payments for indirect taxes, lower reimbursement of leasehold improvements from lessors, as well as higher operating lease payments.
Net cash used in investing activities was $301.6 million in 2024, as compared to net cash used in investing activities of $3.1 billion in 2023. Net cash used in investing activities decreased by $2.8 billion primarily due to cash used in the prior year to fund the acquisitions of IAA and VeriTread, as well as lower net capital expenditures on property, plant and equipment and investments in intangible assets as we shift to more cloud computing arrangements. These decreases were offset by an increase in cash outflow of approximately $8.6 million for the acquisition of Boom & Bucket.

Net cash used in financing activities was $645.5 million in 2024, as compared to net cash provided by financing activities of $2.7 billion in 2023. The change is primarily driven by higher cash inflows in the prior period, as we raised $3.1 billion in debt to fund the acquisition of IAA through the TLA Facility and the Notes, net of debt issuance costs, and received $496.9 million in net proceeds from the issuance of the Series A Senior Preferred Shares and common stock. In addition, we repaid $600.0 million of long-term debt in the first half of 2023 for the redemption of our 2016 Notes and $100.0 million repayment of debt on our USD TLA Facility, as
1 We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

RB Global, Inc.	43

compared to $450.0 million repayment on our USD TLA Facility in the current year. We also paid less dividends to common stockholders in the current year, primarily due to the payment of a one-time special dividend in connection with the IAA acquisition in the prior year, higher cash inflows from our employee share purchase plan and higher proceeds from the exercise of stock options, driven by a higher share price.
Dividend Information

We declared and paid a regular cash dividend of $0.29 per common share for the quarters ended September 30, 2024, and June 30, 2024, and $0.27 per common share for the quarters ended March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023. On March 7, 2023, we declared a special cash dividend of $1.08 per share, payable to stockholders of record at the close of business on March 17, 2023, excluding holders of Series A Senior Preferred Shares (the “Special Dividend”). The Special Dividend was paid in cash on March 28, 2023, following the acquisition of IAA. We have declared, but not yet paid, a dividend of $0.29 per common share for the quarter ended December 31, 2024. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.
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
Business Combinations
Accounting for business combinations requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Such estimates of fair value require valuation methods, which rely on significant estimates and assumptions, especially for intangible assets. In connection with the IAA purchase price allocation, which was finalized in the first quarter of 2024, the valuation of intangible assets required significant estimates and assumptions, and the valuations of property, plant, and equipment, and operating lease right-of-use assets also required estimates and assumptions.
The valuation of customer relationship intangible assets was performed using the multi-period excess earnings method of the income approach and required significant estimates and assumptions regarding revenue growth rates and discount rates, and the valuation of other acquired intangible assets was performed using the relief from royalty method of the income approach and required estimates and assumptions regarding revenue growth rates, royalty rates, customer attrition rates, and discount rates, as applicable. The Company based these estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions, including assumptions as to the occurrence of future events. The discount rates used to discount expected cash flows to present values were derived from a weighted average cost of capital analysis and adjusted to reflect inherent risks. The valuation of most acquired property, plant, and equipment, other than land, was performed using the replacement cost method of the cost approach and required certain estimates and assumptions regarding estimates of replacement cost and adjustments to account for physical deterioration and obsolescence. The fair value of most acquired land and the off-market component of right-of-use assets were estimated using sales comparison method of the market approach and included certain estimates and assumptions with respect to market value or market rents, growth rates, and discount rates, as applicable.
Goodwill
We test goodwill for impairment as at December 31, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to first perform a qualitative assessment of a reporting unit by assessing qualitative factors. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, a quantitative impairment assessment is performed to identify potential goodwill impairment. The reporting unit’s fair value is determined using various valuation approaches and techniques that involve assumptions based on what management believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. Fair value determinations require considerable judgment and can be sensitive to changes in underlying assumptions. Typically, for our reporting units, under an income approach method, the key assumptions and estimates that impact the estimated fair value include

RB Global, Inc.	44

revenue, earnings growth rates and the discount rate. For valuations performed under the market approach, the key assumptions and estimates would include the selection of guideline public companies and transactions comparable to the reporting unit.

An impairment loss is recognized as the difference between the reporting unit’s carrying amount and its fair value. If the difference between the reporting unit’s carrying amount and fair value is greater than the amount of goodwill allocated to the reporting unit, the impairment loss is restricted by the amount of the goodwill allocated to the reporting unit.
Prior to December 31, 2024, we had the following reporting units: Ritchie Bros., IAA, Listings Services, Rouse, SmartEquip and VeriTread; however, in the fourth quarter of 2024, based on a change in how management evaluates these businesses, the former Rouse, SmartEquip, VeriTread and Listings Services businesses were combined into our Services reporting unit. As the Company reorganized its reporting structure as at December 31, 2024, we performed goodwill impairment testing immediately before (Listings Services and Rouse reporting units using a qualitative approach, and SmartEquip and VeriTread reporting units using a quantitative approach that utilizes both income and market approaches) and after the reorganization of the reporting units that were impacted by performing a qualitative assessment, and concluded that there were no impairment indicators. In addition, at December 31, 2024, we performed goodwill impairment testing for our Ritchie Bros. reporting unit using a qualitative approach and for our IAA reporting unit using a quantitative approach, and also concluded that there was no impairment.

Based on the Company’s annual goodwill impairment testing as of December 31, 2024, management concluded that there are no reporting units that are at material risk of being impaired.
Income Taxes
The accounting for the Company's position in regards to the NOA received from the CRA, described in Item 8: Financial Statements and Supplementary Data - Note 3 Significant Judgments, Estimates and Assumptions, also required significant judgment and an assessment over whether it is more likely than not that the Company's tax position will be sustained. The matter required management to evaluate the tax technical merits and assess the likelihood of its resolution at appeals or through litigation.
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
GAAP.

RB Global, Inc.	45

Adjusted Net Income Attributable to Common Stockholders and Diluted Adjusted EPS Attributable to Common Stockholders Reconciliation

We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period, and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results.

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

Please refer to page 50 for a summary of adjusting items.

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2024	2023	2022	2024 over 2023	2023 over 2022
Net income available to common stockholders	$372.7	$174.9	$319.7	113%	(45)%
Share-based payments expense	56.3	45.5	37.0	24%	23%
Acquisition-related and integration costs	29.0	216.1	37.3	(87)%	479%
Amortization of acquired intangible assets	274.9	226.2	33.4	22%	577%
(Gain) on disposition of property, plant and equipment and related costs	(1.2)	(0.8)	(166.9)	50%	(100)%
Prepaid consigned vehicle charges	(4.7)	(67.0)	—	(93)%	NM
Loss on redemption of the 2016 and 2021 Notes and certain related interest expense	—	3.3	9.7	NM	(66)%
Change in fair value of derivatives	—	—	(1.3)	NM	NM
Other legal, advisory, restructuring and non-income tax expenses	13.4	2.0	5.0	570%	(60)%
Executive transition costs	6.7	12.0	—	(44)%	NM
Remeasurements in connection with business combinations	1.2	(2.9)	—	NM	NM
Related tax effects of the above	(91.4)	(95.8)	(4.0)	(5)%	2295%
Related allocation of the above to participating securities	(10.1)	(11.3)	—	(11)%	NM
Adjusted net income available to common stockholders	$646.8	$502.2	$269.9	29%	86%
Weighted average number of dilutive shares outstanding	185,254,557	168,203,981	111,886,025	10%	50%
Diluted earnings per share available to common stockholders	$2.01	$1.04	$2.86	93%	(64)%
Diluted adjusted earnings per share available to common stockholders	$3.49	$2.99	$2.41	17%	24%

NM = Not meaningful

RB Global, Inc.	46

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

Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described on page 50.

The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				% Change
				2024 over	2023 over
(in U.S. dollars in millions, except percentages)	2024	2023	2022	2023	2022
Net income	$412.8	$206.0	$319.8	100%	(36)%
Add: depreciation and amortization	444.4	352.2	97.2	26%	262%
Add: interest expense	233.7	213.8	57.9	9%	269%
Less: interest income	(26.2)	(22.0)	(7.0)	19%	214%
Add: income tax expense	137.3	76.4	86.2	80%	(11)%
EBITDA	1,202.0	826.4	554.1	45%	49%
Share-based payments expense	56.3	45.5	37.0	24%	23%
Acquisition-related and integration costs	29.0	216.1	37.3	(87)%	479%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.2)	(0.8)	(166.9)	50%	(100)%
Prepaid consigned vehicle charges	(4.7)	(67.0)	—	(93)%	NM
Change in fair value of derivatives	—	—	(1.3)	NM	NM
Other legal, advisory, restructuring and non-income tax expenses	13.4	2.0	5.0	570%	(60)%
Executive transition costs	6.7	12.0	—	(44)%	NM
Remeasurements in connection with business combinations	1.2	(1.4)	—	NM	NM
Adjusted EBITDA	$1,302.7	$1,032.8	$465.2	26%	122%

NM = Not meaningful

RB Global, Inc.	47

Adjusted Net Debt and Adjusted Net Debt/ Adjusted EBITDA Reconciliation
We believe that comparing adjusted net debt/adjusted EBITDA on a trailing twelve-month basis for different financial periods provides useful information about the performance of our operations, as an indicator of the amount of time it would take us to settle both our short and long-term debt. We do not consider this to be a measure of our liquidity, which is our ability to settle only short-term obligations, but rather a measure of how well we fund liquidity. Measures of liquidity are noted under “Liquidity and Capital
Resources".

Adjusted net debt is calculated by subtracting cash and cash equivalents from short and long-term debt and long-term debt in escrow.
Adjusted net debt/Adjusted EBITDA is calculated by dividing adjusted net debt by adjusted EBITDA.

The following table reconciles adjusted net debt to debt, adjusted EBITDA to net income, and adjusted net debt/ adjusted EBITDA to debt/ net income, respectively, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements. Please refer to page 50 for a summary of adjusting items.

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2022	2024 over 2023	2023 over 2022
Short-term debt	$27.7	$13.7	$29.1	102%	(53)%
Long-term debt	2,626.2	3,075.8	581.5	(15)%	429%
Debt	2,653.9	3,089.5	610.6	(14)%	406%
Less: cash and cash equivalents	(533.9)	(576.2)	(494.3)	(7)%	17%
Adjusted net debt	2,120.0	2,513.3	116.3	(16)%	2061%
Net income	$412.8	$206.0	$319.8	100%	(36)%
Add: depreciation and amortization	444.4	352.2	97.1	26%	263%
Add: interest expense	233.7	213.8	57.9	9%	269%
Less: interest income	(26.2)	(22.0)	(7.0)	19%	214%
Add: income tax expense	137.3	76.4	86.2	80%	(11)%
EBITDA	1,202.0	826.4	554.0	45%	49%
Share-based payments expense	56.3	45.5	37.0	24%	23%
Acquisition-related and integration costs	29.0	216.1	37.3	(87)%	479%
(Gain) on disposition of property, plant and equipment and related costs	(1.2)	(0.8)	(166.9)	50%	(100)%
Prepaid consigned vehicle charges	(4.7)	(67.0)	—	(93)%	NM
Change in fair value of derivatives	—	—	(1.3)	NM	NM
Other legal, advisory, restructuring and non-income tax expenses	13.4	2.0	5.1	570%	(61)%
Executive transition costs	6.7	12.0	—	(44)%	NM
Remeasurements in connection with business combinations	1.2	(1.4)	—	NM	NM
Adjusted EBITDA	$1,302.7	$1032.8	$465.2	26%	122%
Debt/net income	6.4 x	15.0 x	1.9 x	(57)%	689%
Adjusted net debt/adjusted EBITDA	1.6 x	2.4 x	0.3 x	(33)%	700%

NM = Not meaningful
Adjusted Return and Adjusted ROIC Reconciliation
We believe that comparing adjusted ROIC on a trailing twelve-month basis for different financial periods provides useful information about the after-tax return generated by our investments. Adjusted ROIC is a measure used by management to determine how productively the Company uses its long-term capital to gauge investment decisions.

ROIC is calculated as reported return divided by average invested capital. Reported return is defined as net income attributable to controlling interests excluding the impact of net interest expense and tax effected at the Company’s adjusted annualized effective tax rate. Adjusted ROIC is calculated as adjusted return divided by adjusted average invested capital. Adjusted return is defined as reported return and adjusted for items that we do not consider to be part of our normal operating results and tax effected at the applicable tax rate.

RB Global, Inc.	48

Adjusted average invested capital is calculated as average invested capital but excludes any long-term debt in escrow. Please refer to page 50 for a summary of adjusting items.

The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	Year ended December 31,
				% Change
(in U.S. dollars in millions, except percentages)	2024	2023	2022	2024 over 2023	2023 over 2022
Net income attributable to controlling interests	$413.1	$206.5	$319.7	100%	(35)%
Add:
Interest expense	233.7	213.8	57.9	9%	269%
Interest income	(26.2)	(22.0)	(7.0)	19%	214%
Interest, net	207.5	191.8	50.9	8%	277%
Tax on interest, net	(51.3)	(46.0)	(12.7)	12%	262%
Reported return	$569.3	$352.3	$357.9	62%	(2)%

Add:
Share-based payments expense	56.3	45.5	37.0	24%	23%
Acquisition-related and integration costs	29.0	216.1	37.3	(87)%	479%
Amortization of acquired intangible assets	274.9	226.2	33.4	22%	577%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.2)	(0.8)	(166.9)	50%	(100)%
Prepaid consigned vehicle charges	(4.7)	(67.0)	—	(93)%	(100)%
Change in fair value of derivatives	—	—	(1.3)	—%	(100)%
Other legal, advisory, restructuring and non-income tax expenses	13.4	2.0	5.1	570%	(61)%
Executive transition costs	6.7	12.0	—	(44)%	100%
Remeasurements in connection with business combinations	1.2	(2.9)	—	(143)%	(100)%
Related tax effects of the above	(91.4)	(95.8)	(4.0)	(5)%	2295%
Adjusted return	$853.5	$687.6	$298.5	24%	130%

Short-term debt - opening balance	$13.7	$29.1	$6.1	(53)%	377%
Short-term debt - ending balance	27.7	13.7	29.1	102%	(53)%
Average short-term debt	20.7	21.4	17.6	(3)%	22%
Long-term debt - opening balance	3,075.8	581.5	1,737.4	429%	(67)%
Less: long-term debt in escrow	—	—	(933.5)	—%	(100)%
Adjusted opening long-term debt	3,075.8	581.5	803.9	429%	(28)%
Long-term debt - ending balance	2,626.2	3,075.8	581.5	(15)%	429%
Less: long-term debt in escrow	—	—	—	—%	—%
Adjusted ending long-term debt	2,626.2	3,075.8	581.5	(15)%	429%
Average long-term debt	2,851.0	1,828.7	1,159.5	56%	58%
Adjusted average long-term debt	2,851.0	1,828.7	692.7	56%	164%
Preferred equity - opening balance	482.0	—	—	100%	—%
Preferred equity - ending balance	482.0	482.0	—	—%	100%
Average preferred equity	482.0	241.0	—	100%	100%
Stockholders' equity - opening balance	5,016.7	1,289.6	1,070.7	289%	20%
Stockholders' equity - ending balance	5,224.0	5,016.7	1,289.6	4%	289%
Average stockholders' equity	5,120.4	3,153.2	1,180.2	62%	167%
Average invested capital	$8,474.1	$5,244.3	$2,357.3	62%	122%
Adjusted average invested capital	$8,474.1	$5,244.3	$1,890.5	62%	177%

ROIC	6.7%	6.7%	15.2%	0bps	(850)bps
Adjusted ROIC	10.1%	13.1%	15.8%	(300)bps	(270)bps

NM = Not meaningful

RB Global, Inc.	49

Adjusting items for the year ended December 31, 2024:

Recognized in the fourth quarter of 2024
•$15.2 million share-based payments expense.
•$6.1 million of acquisition-related and integration costs, primarily relating to severance and integration activities in connection with the acquisition of IAA.
•$68.5 million amortization of acquired intangible assets from acquisitions.
•$0.7 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•$1.3 million of other legal, advisory, restructuring and non-income tax expenses, including costs incurred with the CRA dispute.
•$2.4 million of estimated executive transition costs, primarily estimated settlement and legal amounts associated with the departure of our former CEO on August 1, 2023.

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
•$0.6 million of estimated executive transition costs, primarily legal costs, associated with the departure of our former CEO on August 1, 2023.
•$1.2 million of remeasurements in connection with a business combination which relates to the revaluation of a contingent consideration liability for IAA's acquisition of Marisat, Inc. in 2021.

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
•$2.0 million of estimated executive transition costs associated with the departure of our former CEO on August 1, 2023, which includes estimated settlement amounts and related costs.

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

RB Global, Inc.	50

•$2.2 million of other advisory, legal and restructuring costs, which primarily includes a $1.9 million loss on the settlement of an unusual legal claim recorded in other income, $0.3 million of terminated and ongoing transaction costs and $0.1 million of costs incurred with the CRA's investigation.
•$1.7 million of estimated executive transition costs associated with the departures of certain executives on August 1, 2023, which includes severance, estimated settlement amounts and related costs.
The adjusting items recognized in our prior quarters are discussed in "Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We conduct operations in local currencies in countries around the world and the functional currency of our subsidiaries outside of the United States is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. As a result, we are exposed to currency fluctuations and exchange rate risk. We cannot accurately predict the future effects of foreign currency fluctuations on our financial condition or results of operations, nor quantify their effects on the macroeconomic environment. The proportion of revenues denominated in currencies other than the U.S. dollar in a given period may differ from the annual proportion for the year ended December 31, 2024, which was 27%, and depends on the size and location of auctions held during the period. On an annual basis, we expect fluctuations in revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar.
During 2024, we recorded a foreign currency translation adjustment loss of $80.8 million, compared to income of $41.1 million in 2023. Our foreign currency translation adjustment, which is recorded as a component of consolidated other comprehensive income (loss), arises from the translation of our net assets denominated in currencies other than the U.S. dollar to the U.S. dollar for reporting purposes. Based on our exposures to foreign currency exchange rate risk at December 31, 2024, and assuming all other variables remain constant, a 10% change in the Canadian dollar, GBP and Euro against the U.S. dollar would have resulted in an additional foreign currency translation adjustment of approximately $113.0 million within consolidated other comprehensive income (loss).
We also have foreign exchange rate risk related to our intercompany balances denominated in various currencies other than the U.S dollar. However, we enter into forward contracts to protect against such foreign currency exchange rate risks. As such, after consideration of the effect of foreign exchange contracts in place at December 31, 2024, a 10% foreign currency exchange rate change would not have a significant impact on our net income.
Interest Rate Risk

Loans under our syndicated and foreign credit facilities bear interest, at our option, at a rate equal to either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or floating rate customarily used by the syndicate and depending on the borrowing currency, including SOFR, SONIA, €STR, EURIBOR, TIBOR, CORRA, and BBSY. In either case, an applicable margin is added to the rate. At December 31, 2024, we had a total of $1.3 billion in loans (facilities drawn and term loans) bearing floating rates of interest, as compared to $1.8 billion at December 31, 2023. Based on the amount owing at December 31, 2024, and assuming all other variables remain constant, a change in the interest rate by 100 bps would result in an increase/decrease of approximately $13.3 million in the pre-tax interest we accrue per annum.
At December 31, 2024, fixed rate debt on our senior secured and unsecured notes represents 51% of our long-term debt and bears interest at a fixed rate of 6.750% per annum for the senior secured notes and 7.750% per annum for the senior unsecured notes. We continue to monitor our exposure to interest rate risk, and while we have not adopted a long-term hedging strategy to protect against interest rate fluctuations associated with our variable rate debt, we may consider hedging specific borrowings if we deem it appropriate in the future.

RB Global, Inc.	51

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RB Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RB Global, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in temporary equity and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

RB Global, Inc.	52

Uncertain Tax Position – Canada Revenue Agency ("CRA") matter
Description of the Matter
As discussed in Notes 2, 3 and 8 of the consolidated financial statements, the Company is subject to income taxes in the U.S., Canada and other foreign jurisdictions during the ordinary course of business, including tax positions for which the ultimate tax determination is uncertain. Liabilities for uncertain tax positions are recognized in accordance with ASC 740, Income Taxes. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained based on the tax technical merits, including resolution of related appeals or litigation processes, if any. Recognized income tax positions are measured at the largest amount that is more than likely of being realized.

As disclosed in Note 8, on December 3, 2024, the CRA issued the Company a Notice of Assessment and Statement of Interest (“NOA”) for C$79.1 million (approximately $55.1 million), for the taxation years 2010 through 2015, inclusive of C$37.7 million in income taxes (approximately $26.3 million), and C$41.4 million in interest and penalties (approximately $28.9 million). The CRA is asserting that one of the Company’s Luxembourg subsidiaries which was in operation from 2010 to 2020 was resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation. The CRA also requested, in the third quarter of 2024, additional information for the 2016 through 2020 tax years; however, has not issued a NOA for that period.

At December 31, 2024, the Company has not recorded any UTP liabilities relating to these matters in the consolidated financial statements because it is the Company’s conclusion that it is more likely than not that the Company’s tax filing positions will ultimately be sustained.

As a result, significant judgment is required in evaluating the Company’s uncertain tax positions relating to the above matters for the period 2010 through 2020, notably as it relates to whether the tax position’s technical merits are more likely than not to be sustained.

Auditing the Company’s positions in regard to the CRA matter was especially challenging because the evaluation of whether a tax position is more likely than not to be sustained is complex and involves significant auditor judgment including interpretation of jurisdiction-specific tax legislation and related case law.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the effectiveness of controls over the Company’s process to assess the technical merits of the income tax position underlying the CRA matters, including controls over the assessment as to whether the tax position is more likely than not to be sustained, and the development of the related financial statement disclosures.

Our audit procedures included, among others, evaluating the technical merits underlying the CRA matters that the Company used to assess its uncertain tax positions. We involved our international tax professionals in assessing the technical merits of the Company’s tax positions relating to the CRA matters, including but not limited to the Company’s internal analyses and memoranda, external legal opinions obtained by the Company as to applicable tax and case law, documentation received from and provided to the CRA and evaluating the underlying facts and evidence upon which the Company’s income tax positions are based. We also made inquiries of management, internal and external counsel, and obtained written representations from management as to certain aspects of the CRA matter. We used our knowledge, including the use of professionals with specialized skill and knowledge of and experience with international income tax laws of the relevant taxing jurisdictions to evaluate the Company’s accounting for the CRA matter. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions, including recent decisions in relevant court cases. Additionally, we evaluated the Company’s disclosures of the uncertain tax positions in relation to the CRA matter.

/s/	Ernst & Young LLP
We have served as the Company’s auditor since 2023.
Chicago, Illinois
February 26, 2025

RB Global, Inc.	53

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RB Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in temporary equity and stockholders’ equity and cash flows of RB Global, Inc. (the “Company”) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
Chartered Professional Accountants
We served as the Company‘s auditor from 2013 to 2023.
Vancouver, Canada
February 21, 2023

RB Global, Inc.	54

Consolidated Income Statements
(Expressed in millions of U.S. dollars, except share and per share data)

Year ended December 31,	2024	2023	2022
Revenue:
Service revenue	$3,363.6	$2,732.5	$1,050.6
Inventory sales revenue	920.6	947.1	683.2
Total revenue	4,284.2	3,679.6	1,733.8
Operating expenses:
Costs of services	1,415.7	1,007.6	168.1
Cost of inventory sold	863.8	893.6	608.6
Selling, general and administrative	773.9	743.7	539.9
Acquisition-related and integration costs	29.0	216.1	37.3
Depreciation and amortization	444.4	352.2	97.2
Total operating expenses	3,526.8	3,213.2	1,451.1
Gain on disposition of property, plant and equipment	3.8	4.9	170.8
Operating income	761.2	471.3	453.5
Interest expense	(233.7)	(213.8)	(57.9)
Interest income	26.2	22.0	7.0
Change in fair value of derivatives, net	—	—	1.3
Other (loss) income, net	(1.7)	4.7	1.1
Foreign exchange (loss) gain	(1.9)	(1.8)	1.0
Income before income taxes	550.1	282.4	406.0
Income tax expense	137.3	76.4	86.2
Net income	$412.8	$206.0	$319.8

Net income (loss) attributable to:
Controlling interests	$413.1	$206.5	$319.7
Non-controlling interests	—	—	0.1
Redeemable non-controlling interests	(0.3)	(0.5)	—
Net income	$412.8	$206.0	$319.8

Net income attributable to controlling interests:	413.1	206.5	319.7
Cumulative dividends on Series A Senior Preferred Shares	(26.7)	(24.3)	—
Allocated earnings to Series A Senior Preferred Shares	(13.7)	(7.3)	—
Net income available to common stockholders	$372.7	$174.9	$319.7

Earnings per share available to common stockholders:
Basic	$2.03	$1.05	$2.89
Diluted	$2.01	$1.04	$2.86
Weighted average number of shares outstanding:
Basic	183,958,258	166,963,575	110,781,282
Diluted	185,254,557	168,203,981	111,886,025
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	55

Consolidated Statements of Comprehensive Income
(Expressed in millions of U.S. dollars)

Year ended December 31,	2024	2023	2022
Net income	$412.8	$206.0	$319.8
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(80.8)	41.1	(29.1)
Comprehensive income	$332.0	$247.1	$290.7

Comprehensive income (loss) attributable to:
Controlling interests	$332.3	$247.6	$290.6
Non-controlling interests	—	—	0.1
Redeemable non-controlling interests	(0.3)	(0.5)	—
Comprehensive income	$332.0	$247.1	$290.7
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	56

Consolidated Balance Sheets
(Expressed in millions of U.S. dollars, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$533.9	$576.2
Restricted cash	174.9	171.7
Trade and other receivables, net of allowance for credit losses of $7.2 and $6.4, respectively	709.4	731.5
Prepaid consigned vehicle charges	67.9	66.9
Inventory	121.5	166.5
Other current assets	77.0	91.2
Income taxes receivable	30.2	10.0
Total current assets	1,714.8	1,814.0
Property, plant and equipment, net	1,275.4	1,200.9
Operating lease right-of-use assets	1,529.1	1,475.5
Other non-current assets	98.4	85.6
Intangible assets, net	2,668.7	2,914.1
Goodwill	4,511.8	4,537.0
Deferred tax assets	8.8	10.3
Total assets	$11,807.0	$12,037.4
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$378.0	$502.5
Trade and other liabilities	782.0	685.8
Current operating lease liabilities	113.3	118.0
Income taxes payable	26.2	8.5
Short-term debt	27.7	13.7
Current portion of long-term debt	4.1	14.2
Total current liabilities	1,331.3	1,342.7
Long-term operating lease liabilities	1,431.1	1,354.3
Long-term debt	2,622.1	3,061.6
Other non-current liabilities	97.4	86.7
Deferred tax liabilities	608.7	682.7
Total liabilities	6,090.6	6,528.0
Temporary equity:
Series A Senior Preferred Shares; shares authorized, issued and outstanding: 485,000,000 (December 31, 2023: 485,000,000)	482.0	482.0
Redeemable non-controlling interest	8.1	8.4
Stockholders' equity:
Senior preferred and junior preferred stock; unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil (December 31, 2023: nil)	—	—
Common stock, no par value; unlimited shares authorized; shares issued and outstanding: 184,732,582 (December 31, 2023: 182,843,942)	4,163.1	4,054.2
Additional paid-in capital	95.4	88.0
Retained earnings	1,090.3	918.5
Accumulated other comprehensive loss	(124.8)	(44.0)
Stockholders' equity	5,224.0	5,016.7
Non-controlling interests	2.3	2.3
Total stockholders' equity	5,226.3	5,019.0
Total liabilities, temporary equity and stockholders' equity	$11,807.0	$12,037.4
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	57

Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity
(Expressed in millions of U.S. dollars, except where noted)

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock		Additional paid-In capital	Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2021	—	$—	$—	110,618,049	$227.5	$59.5	$839.6	$(56.0)	$0.5	$1,071.1
Net income	—	—	—	—	—	—	319.7	—	—	319.7
Other comprehensive loss	—	—	—	—	—	—	—	(29.1)	—	(29.1)
Stock option exercises	—	—	—	159,920	7.2	(1.4)	—	—	—	5.8
Issuance of common stock related to vesting of share units	—	—	—	103,394	3.0	(6.8)	—	—	—	(3.8)
Share-based continuing employment costs related to business combinations	—	—	—	—	8.6	(1.1)	—	—	—	7.5
Share-based payments expense	—	—	—	—	—	34.2	—	—	—	34.2
Equity-classified share units dividend equivalents	—	—	—	—	—	0.9	(0.9)	—	—	—
Dividends paid to common stockholders	—	—	—	—	—	—	(115.2)	—	—	(115.2)
Balance, December 31, 2022	—	$—	$—	110,881,363	$246.3	$85.3	$1,043.2	$(85.1)	$0.5	$1,290.1
Net income (loss)	—	—	(0.5)	—	—	—	206.5	—	—	206.5
Other comprehensive income	—	—	—	—	—	—	—	41.1	—	41.1
Stock option exercises	—	—	—	723,443	42.9	(8.4)	—	—	—	34.5
Issuance of common stock related to vesting of share units	—	—	—	467,747	17.4	(36.4)	—	—	—	(19.0)
Issuance of common stock related to ESPP	—	—	—	180,503	11.4	(2.2)	—	—	—	9.2
Issuance of common stock related to business combination	—	—	—	70,339,723	3,712.9	—	—	—	—	3,712.9
Share-based continuing employment costs related to business combinations	—	—	—	—	8.3	(5.3)	—	—	—	3.0
Replacement of share-based awards in business combination	—	—	—	—	—	13.1	—	—	—	13.1
Share-based payments expense	—	—	—	—	—	40.3	—	—	—	40.3
Equity-classified share units dividend equivalents	—	—	—	—	—	1.6	(1.6)	—	—	—
NCI acquired in business combination	—	—	8.9	—	—	—	—	—	1.8	1.8
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	485,000,000	482.0	—	251,163	15.0	—	—	—	—	15.0
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(7.3)	—	—	(7.3)
Preferred dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(24.3)	—	—	(24.3)
Dividends paid to common stockholders	—	—	—	—	—	—	(298.0)	—	—	(298.0)
Balance, December 31, 2023	485,000,000	$482.0	$8.4	182,843,942	$4,054.2	$88.0	$918.5	$(44.0)	$2.3	$5,019.0

RB Global, Inc.	58

			Redeemable non- controlling interest	Attributable to common stockholders					Non- controlling interest	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock		Additional paid-In capital	Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Net income (loss)	—	—	(0.3)	—	—	—	413.1	—	—	413.1
Other comprehensive loss	—	—	—	—	—	—	—	(80.8)	—	(80.8)
Stock option exercises	—	—	—	1,044,547	61.4	(12.1)	—	—	—	49.3
Issuance of common stock related to vesting of share units	—	—	—	335,372	14.3	(30.0)	—	—	—	(15.7)
Issuance of common stock related to ESPP	—	—	—	513,142	32.9	(6.7)	—	—	—	26.2
Share-based continuing employment costs related to business combinations	—	—	—	(4,421)	0.3	(0.4)	—	—	—	(0.1)
Share-based payments expense	—	—	—	—	—	55.5	—	—	—	55.5
Equity-classified share units dividend equivalents	—	—	—	—	—	1.1	(1.1)	—	—	—
Participating dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(7.5)	—	—	(7.5)
Preferred dividends on Series A Senior Preferred Shares	—	—	—	—	—	—	(26.7)	—	—	(26.7)
Dividends paid to common stockholders	—	—	—	—	—	—	(206.0)	—	—	(206.0)
Balance, December 31, 2024	485,000,000	$482.0	$8.1	184,732,582	$4,163.1	$95.4	$1,090.3	$(124.8)	$2.3	$5,226.3

See accompanying notes to the consolidated financial statements.

RB Global, Inc.	59

Consolidated Statements of Cash Flows
(Expressed in millions of U.S. dollars)

Year ended December 31,	2024	2023	2022
Cash provided by (used in):
Operating activities:
Net income	$412.8	$206.0	$319.8
Adjustments for items not affecting cash:
Depreciation and amortization	444.4	352.2	97.2
Share-based payments expense	62.4	55.8	41.7
Deferred income tax benefit	(69.2)	(65.8)	(0.3)
Unrealized foreign exchange (gain) loss	(0.4)	6.6	(6.5)
Gain on disposition of property, plant and equipment	(3.8)	(4.9)	(170.8)
Allowance for expected credit losses	5.1	5.9	—
Loss on redemption of notes	—	3.3	4.8
Gain on remeasurement of investment upon acquisition	—	(1.4)	—
Amortization of debt issuance costs	12.5	10.1	3.9
Amortization of right-of-use assets	154.4	109.9	19.4
Inventory write-downs	14.9	7.0	—
Other, net	(1.3)	3.0	2.7
Net changes in operating assets and liabilities	(99.8)	(143.7)	151.2
Net cash provided by operating activities	932.0	544.0	463.1
Investing activities:
Acquisition of IAA, net of cash acquired	—	(2,753.9)	—
Acquisition of VeriTread, net of cash acquired	—	(24.7)	—
Acquisition of SmartEquip, net of cash acquired	—	—	(0.1)
Acquisition of Boom and Bucket, net of cash acquired	(8.6)	—	—
Property, plant and equipment additions	(167.4)	(227.9)	(32.0)
Proceeds on disposition of property, plant and equipment	2.6	32.6	165.5
Intangible asset additions	(109.5)	(118.3)	(40.0)
Repayment of loans receivable	8.1	4.0	5.5
Issuance of loans receivable	(24.1)	(18.8)	(22.0)
Other, net	(2.7)	(1.3)	0.3
Net cash (used in) provided by investing activities	(301.6)	(3,108.3)	77.2
Financing activities:
Issuance of Series A Senior Preferred Shares and common stock, net of issuance costs	—	496.9	—
Dividends paid to common stockholders	(206.0)	(298.0)	(115.2)
Dividends paid to Series A Senior Preferred shareholders	(34.2)	(30.4)	—
Proceeds from exercise of options and share option plans	75.5	43.7	5.9
Payment of withholding taxes on issuance of shares	(14.8)	(15.9)	(4.0)
Net increase (decrease) in short-term debt	14.5	(15.5)	0.8
Proceeds from long-term debt	—	3,175.0	—
Repayment of long-term debt	(454.4)	(654.4)	(1,131.0)
Payment of debt issue costs	(0.3)	(41.7)	(4.3)
Repayment of finance lease and equipment financing obligations	(26.5)	(19.2)	(10.3)
Proceeds of equipment financing obligations	2.6	37.6	—
Payment of contingent consideration	(1.9)	(1.9)	—
Net cash (used in) provided by financing activities	(645.5)	2,676.2	(1,258.1)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	(24.0)	10.1	(18.8)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(39.1)	122.0	(736.6)
Cash, cash equivalents, and restricted cash, beginning of period	747.9	625.9	1,362.5
Cash, cash equivalents, and restricted cash, end of period	$708.8	$747.9	$625.9
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	60

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
1. Description of Business and Basis of Preparation
Description of Business
RB Global, Inc. and its subsidiaries (collectively referred to as the “Company”, “RB Global”, “we”, “us”, or “our”) is a leading, omnichannel marketplace that provides value-added insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles worldwide. The Company has auction sites in 14 countries and a digital platform to serve customers in approximately 170 countries across a variety of asset classes, including automotive, commercial transportation, construction, government surplus, lifting and material handling, energy, mining and agriculture.
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
RB Global, Inc. is a company incorporated in Canada under the Business Corporations Act (Ontario), whose shares are publicly traded on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
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
2. Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and non-wholly owned subsidiaries in which the Company has a controlling financial interest either through voting rights or means other than voting rights. They include the accounts of RB Global, Inc. and its subsidiaries from their respective dates of formation, acquisition or control. All significant inter-company transactions and balances have been eliminated. Where the Company’s ownership interest in a consolidated subsidiary is less than 100%, the non-controlling interests’ share of these non-wholly owned subsidiaries is reported in the Company’s consolidated balance sheets as a separate component of equity or within temporary equity. The non-controlling interests’ share of the net income of these non-wholly owned subsidiaries is reported in the Company’s consolidated income statements as a deduction from the Company’s net income to arrive at net income attributable to controlling interests of the Company.
Revenue Recognition
Revenues are comprised of:
•Service revenue, including the following:
i.Transactional seller revenues, which includes commissions earned from consignors on the sale of consigned assets, as well as other fees earned from consignors to facilitate the sale of an asset such as towing to our yards, liens search, title processing and online listing and inspection fees;
ii.Transactional buyer revenues, which includes buyer transaction fees based on a tiered structure earned from the purchasers of consigned assets and inventory, as well as other fees earned from buyers to complete the purchase of an asset, such as title processing, late pick-up, buyer platform registration and other administrative processing charges; and

RB Global, Inc.	61

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
iii.Marketplace services revenues, which includes fees earned from various optional services provided to buyers, sellers, or other third-parties, such as transportation, buyer towing, refurbishment, financing, parts procurement, data and appraisal, and other ancillary services.
•Inventory sales revenue, which consists of revenue relating to assets that are purchased by the Company and then resold.
The Company recognizes revenue when control of the promised goods or services is transferred to customers, or upon completion of the performance obligation, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The transaction price is reduced by estimates of variable consideration, such as volume rebates and discounts. All estimates, which are evaluated at each reporting period, are based on the Company’s historical experience, anticipated volumes, and judgment.
The Company earns commissions from consignments by offering several contract options:
•Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
•Fixed fee commission contracts, where the consignor receives the gross proceeds from the sale less a fixed flat fee; and
•Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level.
The Company also offers its customers the option to enter into inventory contracts, where it purchases assets before they are resold in its auctions or marketplaces. The Company may also sell consigned assets or purchased inventory in private sales transactions.
Service Revenue
The Company’s commissions are earned as a pre-negotiated fixed percentage rate of the gross selling price of the asset sold or as a fixed fee. Fixed fees are earned in auction contracts from consignors relating primarily to the sale of vehicles and includes the remarketing of vehicles, including the inbound tow, processing, storage, titling, enhancing and sale at auction. Related costs are deferred and recognized at the time of sale. Other commissions are earned typically when the Company guarantees a certain level of proceeds to a consignor.
With the final acceptance of the winning bid, the highest bidder becomes legally obligated to pay the full purchase price, which is the winning bid of the property purchased and the seller is legally obligated to relinquish the property in exchange for the winning bid less any seller’s commission. For auction and marketplace sales, transactional seller and buyer revenue is recognized when a binding obligation with the buyer is created upon the final acceptance of the winning bid, and the performance obligations, including other sale related services, are satisfied at the end of the sale process. Revenue is measured at the fair value of the consideration received or receivable and is shown net of value-added tax and duties.
Under the standard terms and conditions of its auction and marketplace sales, except for contracts for the sale of some vehicles, the Company is not obligated to pay a consignor for property that has not been paid for by the buyer, provided the property has not been released to the buyer. Under the standard terms and conditions of its vehicle auction and marketplace sales, the Company in certain arrangements may have to pay a consignor for property that has not been paid for by the buyer. If the buyer defaults on its payment obligation, also referred to as a collapsed sale, the sale is cancelled in the period in which the determination is made, and the property is returned to the consignor or placed for sale at a later date. In some cases, if the buyer defaults on its payment obligation but the Company has already paid the consignor for the property, then the property is considered inventory, recognized on the Company's consolidated balance sheets, and placed for sale at a later date. The Company recognizes a provision for expected collapsed or cancelled sales, which is based on an estimate of the service revenues relating to transactions that may not complete and where the buyer may default on its obligation. The Company determines the provision based on historical collapse experience, customer data and reasonable and supportable forecasts of the outcome of such transactions.

RB Global, Inc.	62

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
Guarantee contracts typically include a pre-negotiated percentage of the guaranteed gross proceeds plus a percentage of proceeds in excess of the guaranteed amount. Losses from guarantee contracts are recorded in the period in which the relevant sale is completed or accrued if they become probable and estimable.
The Company may also enter into arrangements with customers and other third parties in the disposition of consigned assets to generate revenues, where it may share commissions or buyer transaction fees. Where commissions or buyer fees are shared with a third party there is judgment in evaluating whether the Company is acting as the principal in the arrangement and reports revenue on a gross basis, or as the agent in the arrangement and reports revenue on a net basis. As part of this evaluation, the Company assesses if it obtains control of the asset or service before the asset is sold and whether it is ultimately primarily responsible for fulfillment of the sale. Where buyer fees are shared with consignors, the consideration is recorded as a reduction of revenue.
Transactional buyer revenue also includes buyer platform registration fees to access certain vehicle auction and marketplace sales for a one- or two-year term which are recognized ratably over the contract term.
Marketplace services revenue is recognized in the period in which the service is provided or the product is delivered to the customer.
Inventory Sales Revenue
Revenue related to inventory contracts is recognized in the period in which the Company's sale process is completed and control of the asset has been transferred to the buyer. Once a binding obligation on the part of a buyer to pay for the inventory is created through the sale process, the Company invoices the buyer for the purchase price of the asset, taxes, and, if applicable, the buyer transaction fee or other buyer fees, and collects payment from the buyer.
Costs of Services
Costs of services incurred in earning revenue are comprised of expenses incurred in direct relation to conducting auctions and earning marketplace services fees.

For our auction sites that conduct weekly auctions in the automotive sector, cost of services includes both full-time and part-time labor, lease expense, towing, onsite customer care support and other operating costs. For our other auction sites that conduct auctions generally once or twice a quarter, mainly in the commercial, construction and transportation sector, cost of services includes direct part-time and temporary labor costs, marketing, travel and other operating costs to support the auction events. In addition, cost of services includes inspection costs, mainly labor and travel costs, to primarily support auctions, and includes fees paid to third parties who may introduce the Company to the seller of the assets sold in the Company's auctions or marketplaces. Cost of services also includes lease expense, full-time and part-time labor and other operating costs to support our GovPlanet weekly auctions.

Costs of services incurred in earning marketplace services fees includes direct labor, ancillary and logistical service expenses, including transportation costs, and other operating costs such as marketing, travel and technology directly related to the services provided. Costs of services excludes depreciation and amortization expenses.
Share-based Payments
The Company uses the fair value method of accounting for share-based payment awards, including stock options, performance based restricted share unit ("PSU"), time-based restricted share unit ("RSU"), and employee share purchase plan (“ESPP”) awards to measure the cost of employee services received in exchange for the stock-based awards. The Company classifies a share-based payment award as an equity or liability payment based on the substantive terms of the award and related arrangements.
PSU and RSU awards granted to senior executives and employees of the Company are measured at fair value on the grant date based on the Company's closing common share price on the date of grant, and its fair value is recognized to shared-based compensation expense over the vesting period with a corresponding increase to APIC recorded in equity. RSUs vest based on the passage of time and include restrictions related to employment. Share-based compensation expense relating to RSUs is recognized using the graded vesting method. The number of PSUs that vest is conditional upon specified market, service, and/or performance vesting conditions being met. The Company has the option to settle PSUs and RSUs in cash or shares. With respect to settling in shares, the Company has the option to either (i) arrange for the purchase shares on the open market on the employee’s behalf based on the cash value that otherwise would be delivered, or (ii) to issue a number of shares equal to the number of units that vest. The Company expects to settle PSUs and RSUs in shares and accordingly classifies these awards as equity.

RB Global, Inc.	63

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
Deferred share units ("DSU") granted to members of the Board of Directors of the Company vest immediately upon grant and are not subject to market vesting conditions. The Company expects to settle DSUs in cash, where the settlement amount is determined following cessation of service to the Board of Directors, and accordingly the DSU awards are classified as liability awards. These awards are measured at fair value at the date of grant and expensed to share-based payments expense with recognition of a corresponding liability. These awards are subsequently re-measured at fair value each reporting date up to and including the settlement date based on the closing price of the Company's common shares and changes in fair value are recognized in share-based payments expense.
The impact of forfeitures and fair value revisions to the share-based payment awards, if any, are recognized in earnings such that the cumulative expense reflects the revisions, with a corresponding adjustment to the settlement liability. Liability-classified share unit liabilities are presented in trade and other liabilities.
The Company also recognizes share-based payments expense for its ESPP based on the grant date fair value, which is recognized to earnings using the accelerated method over the requisite service period.
Leases
The Company determines if an arrangement is a lease at inception. The Company may have lease agreements with lease and non-lease components, which are generally accounted for separately. The Company applies a portfolio approach to account for leases of certain similar assets with similar terms. Right-of-Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
The Company considers leases with an initial term of 12 months or less as short-term in nature and does not record such leases on the consolidated balance sheets. For all other leases, ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, initial direct costs incurred, and prepaid lease payments and exclude lease incentives. The Company includes lease payments for renewal options, purchase options (finance leases), or termination options in its determination of lease term, ROU asset, and lease liability when it is reasonably certain that the Company will exercise such options. As most of the Company's leases do not provide an implicit rate, management uses the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable.
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

RB Global, Inc.	64

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
Derivative Financial Instruments
Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives not designated in a hedging relationship are recorded as part of operating income or within change in fair value of derivatives, net in the consolidated income statements depending on the nature of the derivative. Fair values of derivative instruments are determined using inputs based on market conditions existing at the balance sheet date, as well as the settlement date of the derivative, if applicable. Derivatives embedded in non-derivative contracts are recognized separately unless they are closely related to the host contract.
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
In preparing the financial statements of the individual subsidiaries, transactions in currencies other than the entity’s functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are remeasured at the rates prevailing at that date. Foreign currency differences arising on remeasurement of monetary items are recognized in earnings, except for gains or losses arising from intra-entity foreign currency transactions that are of a long-term investment nature, which are included in foreign currency translation adjustments in other comprehensive income (loss), net of income tax.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents is comprised of cash on hand, deposits with financial institutions, and other short-term, highly liquid investments with original maturity of three months or less and overdraft balances to the extent the financial institution has the legal right of offset. Cash and cash equivalents are readily convertible to known amounts of cash.

RB Global, Inc.	65

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)

In certain jurisdictions, local laws require the Company to hold cash in segregated bank accounts, which are used to settle auction proceeds payable resulting from live onsite auctions and online marketplace sales conducted in those regions. In addition, the Company also holds cash generated from its online marketplace sales in separate escrow accounts, for settlement of the respective online marketplace transactions as a part of its secured escrow service. Cash balances relating to these arrangements are reported as restricted cash. Restricted cash balances also include funds held in accounts owned by the Company in support of short-term stand-by letters of credit to provide seller security. Non-current restricted cash consists of funds that are restricted as to withdrawal or use for other than current operations and are designated for expenditure in the acquisition of non-current assets and in business combinations.
Book overdrafts represent outstanding checks and other pending disbursements which are in excess of cash account balances with a right of offset. Such amounts are recorded in accounts payable and are reflected as an operating activity in the consolidated statements of cash flows.
Trade and Other Receivables
Trade accounts receivable primarily includes amounts due from customers as a result of the sale of assets at auctions and online marketplaces, fees to be collected from buyers, and amounts due for services provided by the Company such as parts procurement, data, transportation and logistics and financing. Trade and other receivables also includes amounts to be collected from landlords of certain leased facilities for reimbursement of leasehold improvements, as well as advance charges that the Company paid on a seller's behalf in the sale of vehicles. In addition, trade and other receivables includes the current portion of loans receivable.
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
Concentration of Credit Risk
The Company maintains cash, cash equivalents and restricted cash with high quality financial institutions and diversifies its deposits across several banks. Foreign exchange forward contracts are only executed with reputable lenders under our credit facility. Financial instruments that potentially subject the Company to credit risk consist primarily of advanced charges receivable, trade accounts receivable and loans receivable. Advanced charges receivable are deducted from the sales proceeds upon settlement after an auction event or disposition of the assets. The majority of trade accounts receivable are collateralized with assets held in the Company's possession. In addition, buyers do not take possession of assets until the balance due for those assets is paid in full. The risk associated with trade accounts receivable concentration is also limited due to the large number of accounts and their geographic dispersion. In some cases, trade accounts receivables relating to other services are deducted from the sales proceeds upon settlement, if applicable. Trade and other receivables may also include amounts to be collected from landlords for certain leased facilities for reimbursement of leasehold improvements, and these advances are secured by the underlying real estate related to the lease or the Company has the option to purchase the property if costs are not reimbursed timely by the landlord. The Company participates in certain lending arrangements that are fully collateralized and secured by certain equipment whose fair value exceeds the loan amount at inception, and in some arrangements, also secured by other assets.
Prepaid Consigned Vehicle Charges

RB Global, Inc.	66

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
Prepaid consigned vehicle charges include the inbound tow, titling, and enhancement charges associated with a consigned vehicle on a specific identification basis. These prepaid charges are recorded in cost of services at the date the vehicle is sold and revenue is recognized.
Inventory
Inventory consists of commercial assets and vehicles purchased for resale. Inventory is valued at the lower of cost and net realizable value, where net realizable value represents the expected sale price upon disposition of the asset inclusive of buyer fees and other fees, less make-ready costs and costs of disposal and transportation. The significant elements of cost include the acquisition price, in-bound transportation costs, and make-ready costs to prepare the inventory for sale that are not selling expenses. Write-downs to the carrying value of inventory are recorded in cost of inventory sold on the consolidated income statements. Cost of inventory sold is determined using a specific identification basis.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Cost includes all expenditures that are directly attributable to the acquisition or development of the asset.
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
All repairs and maintenance costs are charged to earnings during the period in which they are incurred. Gains and losses on disposal of an item of property, plant and equipment are determined based on the difference between the proceeds received from disposal of an item and its carrying amount and are recognized in operating income on the income statements.
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

RB Global, Inc.	67

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
application development stage has begun, directly attributable costs are capitalized until the software and technology assets are available for use.
Amortization is recognized in earnings on a straight-line basis over the estimated useful lives of intangible assets from the date that they are available for use. The amortization periods of finite-lived intangible assets are re-evaluated periodically when facts and circumstances indicate that the remaining useful lives may have changed. Indefinite-lived trade names and trademarks are not amortized. The estimated useful lives of the Company's intangible assets are as follows:

Asset	Rate / term
Trade names and trademarks	2 - 15 years or indefinite-lived
Customer relationships	6 - 20 years
Software and technology assets	3 - 7 years
Customer relationships includes relationships with buyers and sellers.
Cloud Computing Arrangements
The Company capitalizes costs incurred to implement cloud computing arrangements that are service contracts hosted by third-party vendors within prepaid assets, presented in other current assets and other non-current assets on the consolidated balance sheets. Once the implementation of the cloud computing arrangement is complete and ready for its intended use, the implementation costs are amortized to selling, general and administrative expense over the expected term of the associated hosting arrangement on a straight-line basis, taking into account any renewal options which are reasonably certain to be exercised.
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
Indefinite-lived intangible assets are tested annually for impairment as of December 31, and more frequently if indicators of potential impairment exist. The Company has the option of performing a qualitative assessment to first determine whether the quantitative impairment test is necessary. This involves an assessment of qualitative factors to determine the existence of events or circumstances that would indicate whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the qualitative assessment indicates it is not more likely than not that the fair value is less than its carrying value, a quantitative impairment test is not required. Where a quantitative impairment test is required, the procedure is to compare the indefinite-lived intangible asset’s fair value with its carrying amount. An impairment loss is recognized as the difference between the indefinite-lived intangible asset’s carrying amount and its fair value.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the assets acquired and liabilities assumed in a business combination.
Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of December 31, and more frequently if indicators of potential impairment are identified. The Company performs a qualitative impairment assessment if it determines that it is more likely than not that the fair value of a reporting unit to which goodwill belongs is less than its carrying amount.
If a quantitative impairment test is required, the reporting unit’s fair value is compared to its carrying amount, including goodwill and if the reporting unit's carrying amount exceeds its fair value, an impairment loss is recognized. In quantitative analyses, the determination of fair value requires estimates and assumptions. The Company bases these estimates on historical and anticipated

RB Global, Inc.	68

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
results, industry trends, economic analysis, and various other assumptions, including assumptions as to the occurrence of future events.
Deferred Financing Costs
Deferred financing costs represent the unamortized debt issuance costs incurred on the issuance of the Company’s long-term debt and are amortized to interest expense using the effective interest method over the lives of the related long term debt. Deferred financing costs are presented as a reduction in the carrying amount of the related long term debt or are deferred on the balance sheets in other non-current assets as a deferred charge until drawn, associated with the benefit of being able to access capital over the contractual term of the long term-debt. Deferred financing costs presented in other non-current assets relate to the Company's revolving credit facilities. The Company expenses the portion of deferred financing costs associated with partial repayments of debt to interest expense.
Income Taxes
The current tax expense is based on taxable profit for the period and includes any adjustments to tax payable in respect of previous years. Taxable profit differs from income before income taxes as reported in the consolidated income statements because it excludes (i) items of income or expense that are taxable or deductible in other years and (ii) items that are never taxable or deductible. The Company’s liability for current tax is calculated using tax rates that have been enacted by the balance sheet date.

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

Interest and penalties related to income taxes, including unrecognized tax benefits, are recorded in income tax expense in the consolidated income statements.

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

RB Global, Inc.	69

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
Net income available to common stockholders is computed as: net income attributable to controlling interests less cumulative dividends on Series A Senior Preferred Shares and allocated earnings to Series A Senior Preferred Shares. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated similarly, except that it is computed based upon the lower of the two-class method or the if-converted method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares, and the effect of shares issuable under the Company’s stock-based incentive plans if such effect is dilutive.
Diluted EPS includes the effects of the assumed conversion of potentially dilutive securities, which includes unvested PSUs, unvested RSUs, outstanding stock options and stock committed under the ESPP. The dilutive effect of potentially dilutive securities is reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
Defined Contribution Plans
Certain employees of the Company are members of retirement benefit plans to which the Company matches up to a specified percentage of employee contributions or, in certain jurisdictions, contributes a specified percentage of payroll costs as mandated by the local authorities. The only obligation of the Company with respect to the retirement benefit plans is to make the specified contributions. Contributions to the defined contribution plans are charged to the consolidated income statements reflecting the period of the employee's service.
Advertising Costs
Advertising costs are expensed as incurred and included in costs of services and selling, general and administrative expenses on the consolidated income statements. Advertising expense, directly related to auction events, recorded in costs of services was $10.6 million, $9.4 million, and $9.9 million for 2024, 2023, and 2022, respectively. Advertising expense recorded in selling, general and administrative expenses was $24.6 million, $26.1 million, and $16.7 million for 2024, 2023, and 2022, respectively.
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
Business Combinations
Business combinations are accounted for using the acquisition method. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination and which are accounted for separately. The Company allocates the aggregate of the fair value of the purchase consideration transferred to the tangible and intangible assets acquired and the liabilities assumed at their estimated fair values on the date of acquisition with any excess recorded as goodwill. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized to the assets and liabilities assumed, with the corresponding offset to goodwill, in the period in which the adjustment amounts are determined. Acquisition-related costs are expensed as incurred as a component of acquisition-related and integration costs.

RB Global, Inc.	70

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
2. Significant Accounting Policies (continued)
Where the acquired assets and liabilities do not meet the definition of a business, or substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the acquisition is considered an asset acquisition, and is accounted for using the cost accumulation model where the cost of the acquisition, including certain transaction costs, are allocated to the assets acquired on the basis of relative fair values.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires enhanced disclosure regarding reportable segments. The Company adopted the ASU during the fiscal year ended December 31, 2024 and the required disclosures are included in Note 5.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require enhanced annual disclosures regarding rate reconciliations and expanded disclosures of income taxes paid information. The amendments are effective for the Company for the fiscal year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which will require disclosure and additional information of specific expense categories in the notes to the financial statements, The amendments are effective for the Company for the fiscal year ended December 31, 2027 and interim periods in the fiscal year ended December 31, 2028.
The Company is in the process of evaluating the impact that the above pronouncements may have on its consolidated financial statements and related disclosures.
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
The accounting for the Company's position in regards to the Notice of Assessment and Statement of Interest (“NOA”) received from the Canada Revenue Agency ("CRA"), described in Note 8, required significant judgment and an assessment over whether it is more likely than not that the Company's tax position will be sustained. The matter required management to evaluate the tax technical merits and assess the likelihood of its resolution at appeals or through litigation.
4. Acquisitions
(a)Boom and Bucket Acquisition

On October 31, 2024, the Company completed its acquisition of Boom and Bucket Inc. ("Boom and Bucket") for a total purchase price of approximately $10 million. Boom and Bucket is a digital dealer that connects buyers and sellers in the sale of used heavy equipment through its online fixed price marketplace platform. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, the developed technology platform. The purchase price consisted primarily of cash proceeds paid to the former shareholders and reimbursement of transaction costs. The acquired developed technology platform will be amortized from its acquisition date over its estimated useful life of three years.
(b)IAA Acquisition
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

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
4. Acquisitions (continued)
plus accrued and unpaid interest. IAA’s outstanding equity awards were also cancelled and exchanged into equivalent outstanding equity awards relating to the Company’s common stock, based on the equity award exchange ratio of 0.763139.
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
(c)VeriTread Acquisition
On January 3, 2023, the Company acquired 8,889,766 units of VeriTread LLC ("VeriTread"), for $25.1 million cash consideration from its existing unitholders and acquired another 1,056,338 units through an investment of $3.0 million cash. As a result, the

RB Global, Inc.	72

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
4. Acquisitions (continued)
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
Concurrently, the Company entered into a put/call agreement with one of the minority unitholders of VeriTread for its remaining units, another 21% ownership interest. Pursuant to this agreement, the minority unitholder has rights, in certain circumstances, to put or sell its remaining units of VeriTread to the Company, subject to VeriTread achieving certain performance targets at a predetermined value or fair value, depending on the timing and targets achieved. The Company also has the right to call or purchase the remaining units of the minority unitholder upon achievement of certain integration milestones at fair value. The redeemable non-controlling interest is classified in temporary equity on the consolidated balance sheets. On the acquisition date the Company determined that redemption of the redeemable non-controlling interest was probable. An additional non-controlling interest of 4% held in VeriTread is classified within equity as that interest does not contain put/call options.
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
5. Segment Information

The Company has one operating and reportable segment which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses the performance of the business and allocates resources.

The information used by the CODM to assess performance and allocate resources includes various measures of segment profit, however, for the purposes of the disclosures required by ASC 280, Segment Reporting and ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company has determined that the measure most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements is net income. Consolidated financial information is used to monitor forecast versus actual results in order to make key operating decisions. The

RB Global, Inc.	73

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
5. Segment Information (continued)
CODM does not evaluate the performance of the Company or allocate resources at any level below the consolidated level or based on the Company's assets or liabilities.

The following discloses the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM reconciled to the segment’s net income:

At December 31,	2024	2023	2022
Revenue	$4,284.2	$3,679.6	$1,733.8
Significant segment expenses
Costs of services	1,415.7	1,007.6	168.1
Cost of inventory sold	863.8	893.6	608.6
Selling, general and administrative	773.9	743.7	539.9
Acquisition-related and integration costs	29.0	216.1	37.3
Depreciation and amortization	444.4	352.2	97.2
Interest expense	233.7	213.8	57.9
Income tax expense	137.3	76.4	86.2
Other segment items	(26.4)	(29.8)	(181.2)
Net income	$412.8	$206.0	$319.8

Other segment items consists of gain on disposition of property, plant and equipment, change in fair value of derivatives, net, interest income, and foreign exchange (loss) gain, as reported on the consolidated income statements.
The following tables summarize revenue and property, plant, and equipment by geographic area based on the location of the underlying auction activity or rendering of services and location of the underlying assets:

Year ended December 31,	2024	2023	2022
Revenue
United States	$3,094.1	$2,591.6	$970.9
Canada	640.6	551.5	375.7
Europe	333.0	321.8	143.2
Australia	137.2	136.7	181.3
Other	79.3	78.0	62.7
	$4,284.2	$3,679.6	$1,733.8

At December 31,	2024	2023	2022
Property, plant, and equipment
United States	$947.7	$884.9	$241.9
Canada	176.4	155.0	87.3
Europe	113.0	117.5	86.7
Australia	18.2	20.2	20.0
Other	20.1	23.3	23.2
	$1,275.4	$1,200.9	$459.1
The geographic composition of operating lease right-of-use assets is similar to that of property, plant, and equipment.

RB Global, Inc.	74

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
6. Revenue
During the year ended December 31, 2024 the Company updated its presentation of disaggregated revenue to be consistent with how management currently evaluates its financial and business performance. The prior year disaggregation of revenue amounts have been recast to conform with current period presentation.
The following table summarizes the Company's revenue from the rendering of services and the sale of inventory:

Year ended December 31,	2024	2023	2022
Transactional seller revenue	$939.4	$851.7	$514.6
Transactional buyer revenue	2,067.1	1,593.2	330.6
Marketplace services revenue	357.1	287.6	205.4
Total service revenue	3,363.6	2,732.5	1,050.6
Inventory sales revenue	920.6	947.1	683.2
	$4,284.2	$3,679.6	$1,733.8

During fiscal 2024 approximately 22% (2023: 19%) of consolidated revenues were associated with vehicles supplied by the Company's three (2023: three) largest provider customers.
7. Operating Expenses
Acquisition-related and Integration Costs
Acquisition-related and integration costs consist of operating expenses incurred in connection with business combinations, such as due diligence, advisory, legal, integration, severance, acceleration of share-based payments expense, and share-based continuing employment costs. Integration costs primarily include expenses incurred with third-parties to support integration activities to achieve cost synergies and integration goals relating to recent acquisitions.

The following is a summary of our acquisition-related and integration costs by significant acquisition and nature:

Year ended December 31,	2024	2023	2022
IAA acquisition
Financing	$—	$30.0	$—
Severance	13.8	41.1	—
Integration	11.7	34.5	—
Acceleration of share-based payments expense	1.0	6.8	—
Legal	—	12.3	7.8
Investment banking, consulting and other acquisition-related costs	1.2	68.8	13.5
Settlement of pre-existing contractual arrangement	—	16.3	—
	27.7	209.8	21.3
Other acquisitions	1.3	6.3	16.0
	$29.0	$216.1	$37.3
Other acquisitions primarily consists of costs in connection with the acquisitions of Boom and Bucket, VeriTread, SmartEquip, and Rouse Services, as well as costs incurred with the terminated Euro Auctions acquisition in 2022.

RB Global, Inc.	75

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
7. Operating Expenses (continued)
Depreciation and Amortization

Year ended December 31,	2024	2023	2022
Depreciation	$103.6	$86.2	$31.4
Amortization	340.8	266.0	65.8
	$444.4	$352.2	$97.2
8. Income Taxes
The components of the provision for income taxes are as follows:

Year ended December 31,	2024	2023	2022
Canadian:
Current tax expense	$74.3	$43.4	$60.9
Deferred tax expense	(5.7)	(2.7)	2.7
Foreign:
Current tax expense before application of operating loss carryforwards	132.3	100.2	29.6
Tax benefit of operating loss carryforwards	(0.1)	(1.4)	(4.0)
Total current tax expense	132.2	98.8	25.6
Deferred tax (benefit)	(63.5)	(63.1)	(3.0)
Total deferred tax (benefit)	(63.5)	(63.1)	(3.0)
	$137.3	$76.4	$86.2
The provision for income taxes was different from the Canadian and provincial statutory rate applied to income before taxes and is reconciled as follows:

Year ended December 31,	2024	2023	2022
Earnings before income tax	$550.1	$282.4	$406.0
Statutory federal and provincial tax rate in British Columbia, Canada	27.00%	27.00%	27.00%
Expected income tax expense	$148.5	$76.2	$109.6

Different tax rates of subsidiaries operating in foreign jurisdictions	(10.9)	(3.7)	(6.4)
Non-deductible expenses	4.1	11.1	7.7
Executive compensation and fringe benefits	3.5	5.0	0.3
Non-taxable gain on capital items	0.1	(0.4)	(19.4)
Benefit of Foreign-Derived Intangible Income (FDII)	(3.2)	(6.9)	—
Unrecognized tax benefits	5.5	2.0	(1.5)
Equity compensation	(5.1)	(3.9)	(2.3)
Other	(5.2)	(3.0)	(1.8)
	$137.3	$76.4	$86.2
Permanently reinvested undistributed pre-tax earnings of the Company's foreign subsidiaries were approximately $297.6 million for the year ended December 31, 2024 (2023: $113.1 million; 2022: $93.1 million). Earnings retained by subsidiaries as at December 31, 2024 were approximately $878.6 million (2023: $676.7 million). If the undistributed earnings of foreign subsidiaries were to be remitted, income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practicable for the Company to determine the additional tax that may be incurred upon remittance of these earnings.

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
The Company offsets all deferred tax assets and liabilities by tax filing jurisdiction, as well as any related valuation allowance, and presents them as a single non-current deferred income tax asset or non-current deferred income tax liability. Deferred tax assets and deferred tax liabilities were as follows:

At December 31,	2024	2023
Deferred tax assets:
Working capital	$25.1	$33.6
Property, plant and equipment	4.9	5.2
Share-based compensation	14.4	11.9
Tax losses and tax credit carryforwards	39.1	37.9
Lease liabilities	381.8	356.2
Notes receivable/payable	8.8	2.3
Other	17.2	9.6
Total deferred tax assets	491.3	456.7
Deferred tax liabilities:
Property, plant and equipment	$(74.7)	$(86.4)
Goodwill	(23.6)	(12.8)
Intangible assets	(586.6)	(653.5)
Right-of-use assets	(376.2)	(354.7)
Long-term debt	—	(0.9)
Notes receivable/payable	(17.7)	(5.6)
Other	(5.6)	(6.0)
Total deferred tax liabilities	(1,084.4)	(1,119.9)
Net deferred tax liabilities	$(593.1)	$(663.2)
Valuation allowance	(6.8)	(9.1)
Net deferred tax	$(599.9)	$(672.3)
At December 31, 2024, the Company had non-capital loss carryforwards that are available to reduce taxable income in the future years. These non-capital loss carryforwards expire as follows:

2025	$—
2026	—
2027	0.3
2028	—
2029 and thereafter	62.4
$62.7
The Company has capital loss carryforwards of approximately $67.1 million (2023: $73.4 million) available to reduce future capital gains and interest deduction carryforwards of $63.5 million (2023: $60.7 million), both of which carryforward indefinitely.
Tax losses are denominated in the currency of the countries in which the respective subsidiaries are located and operate. Fluctuations in currency exchange rates could reduce the U.S. dollar equivalent value of these tax loss and tax credit carry forwards in future years.

RB Global, Inc.	77

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
8. Income Taxes (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits from uncertain tax positions is as follows:

At December 31,	2024	2023
Unrecognized tax benefits, beginning of year	$25.1	$16.0
Increases – tax positions related to acquisitions	0.3	8.0
Increases – tax positions taken in prior period	5.1	1.2
Decreases – tax positions taken in prior period	—	(0.4)
Increases – tax positions taken in current period	3.1	4.1
Settlement and lapse of statute of limitations	(5.7)	(4.0)
Effect of foreign currency translation	(1.2)	0.2
Unrecognized tax benefits, end of year	$26.7	$25.1
At December 31, 2024, the Company had gross unrecognized tax benefits of $26.7 million (2023: $25.1 million). Of this total, $18.7 million (2023: $13.6 million) represents the net amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.
The Company records interest expense and penalties related to unrecognized tax benefits within the Company's provision for income taxes on the consolidated income statements. At December 31, 2024, the Company had accrued $4.4 million (2023: $4.4 million) for interest and penalties that have been included in the above reconciliation table, and during the year ended December 31, 2024 the Company has recognized $0.1 million recovery (2023: $0.6 million) in interest and penalties in the consolidated income statements.
The Company is routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge the manner in which the Company has filed its tax returns and reported its income.
On December 3, 2024, the CRA issued the Company an NOA for CA$79.1 million (Canadian dollars) (approximately $55.1 million), for the taxation years 2010 through 2015, inclusive of CA$37.7 million in income taxes (approximately $26.3 million), and CA$41.4 million in interest and penalties (approximately $28.9 million). The CRA is asserting that one of the Company’s Luxembourg subsidiaries which was in operation from 2010 to 2020 was resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
The Company plans to object to the notice of assessment as it believes it is and has been in full compliance with Canadian tax laws and intends to pursue all available administrative and judicial remedies necessary to resolve this matter. As such, the Company plans to file a Notice of Objection with the CRA in March 2025 and accordingly has paid a deposit of CA$39.5 million (approximately $27.6 million) to the CRA in early February 2025, the minimum required by law as part of the CRA’s objection process. In the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company.
In the event that the Company’s tax filing position is not upheld by either the CRA or by a court of last resort, the Company would incur and record the amounts assessed in income tax, interest and penalties in its consolidated financial statements, which could have a material negative effect on the Company’s results of operations.
In addition, during the third quarter of 2024, the CRA has requested information regarding the 2016 to 2020 taxation years for the same matter, which the Company provided to the CRA in January 2025. The Company has not received a notice of assessment relating to the 2016 to 2020 taxation years. Depending on the outcome of this matter with the CRA, the Company could incur additional income taxes, penalties and interest relating to the 2016 to 2020 taxation years, which could have a material negative effect on its results of operations.
At December 31, 2024, the Company has not recorded any amounts relating to this matter in the consolidated financial statements because it is the Company’s conclusion that it is more likely than not that the Company’s tax filing position will ultimately be sustained.
The Company is unable to predict the ultimate outcome of this matter and the final disposition of any appeals, or litigation, which could take numerous years to resolve.

RB Global, Inc.	78

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
9. Earnings Per Share Available to Common Stockholders

Year ended December 31,	2024	2023	2022
Net income available to common stockholders	$372.7	$174.9	$319.7

Basic weighted average shares outstanding	183,958,258	166,963,575	110,781,282
Weighted average effect of dilutive securities:
Share units	684,066	689,290	516,144
Stock options and employee share purchase plan	612,233	551,116	588,599
Diluted weighted average shares outstanding	185,254,557	168,203,981	111,886,025

Earnings per share available to common stockholders:
Basic	$2.03	$1.05	$2.89
Diluted	$2.01	$1.04	$2.86
10. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

Year ended December 31,	2024	2023	2022
Trade and other receivables	$14.8	$(36.8)	$(44.1)
Prepaid consigned vehicle charges	(1.5)	(66.6)	—
Inventory	26.2	(10.7)	(7.2)
Advances against auction contracts	14.1	(12.6)	(5.7)
Prepaid expenses and deposits	1.0	1.2	2.6
Income taxes receivable	(20.5)	(6.6)	16.8
Auction proceeds payable	(113.2)	(12.1)	139.1
Trade and other liabilities	104.2	174.5	18.6
Income taxes payable	16.7	(37.2)	35.2
Operating lease obligation	(134.3)	(124.5)	(12.9)
Other	(7.3)	(12.3)	8.8
	$(99.8)	$(143.7)	$151.2
Other Supplemental Cash Flow Information

Year ended December 31,	2024	2023	2022
Interest paid, net of interest capitalized	$228.8	$163.4	$38.0
Interest received	26.2	22.0	7.0
Net income taxes paid	201.0	180.0	29.6
Non-cash purchase of property, plant and equipment under finance leases	37.7	12.7	13.4
Non-cash right of use assets obtained in exchange for new lease obligations	231.7	188.7	30.3

RB Global, Inc.	79

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
11. Fair Value Measurement
The following table summarizes the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		December 31, 2024		December 31, 2023
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$53.6	$53.3	$37.7	$37.6
Derivative financial assets	Level 2	—	—	0.4	0.4
Derivative financial liabilities	Level 2	0.2	0.2	—	—
Contingent consideration liability	Level 3	4.8	4.8	5.2	5.2
Long-term debt
Secured Notes	Level 1	544.8	563.8	543.2	565.1
Unsecured Notes	Level 1	790.9	837.5	789.5	848.0
Term loans	Level 2	1,290.5	1,297.5	1,743.1	1,758.1
The fair value of loans receivable with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The fair value of derivative financial assets and derivative financial liabilities, which consist of forward currency contracts, are determined using observable inputs, including foreign currency spot exchange rates and forward pricing curves, and considers the credit risk of the Company and its counterparties. The fair value of the contingent consideration liability, which relates to IAA's acquisition of Marisat, Inc. in 2021, is determined using certain unobservable inputs, including the likelihood of the achievement of volume targets. The fair values of the Secured Notes and Unsecured Notes are determined by reference to a quoted market price traded in an over-the-counter broker market. The carrying values of the term loans, before deduction of deferred debt issuance costs, approximate their fair values as the interest rates on the loans are short-term in nature.
12. Derivative Financial Instruments
The Company enters into forward currency contracts from time to time to manage exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on certain loans receivable and significant intercompany balances. The unrealized gain
(loss) on forward currency contracts recognized within foreign exchange (loss) gain is as follows:

Year ended December 31,	2024	2023	2022
Unrealized gain (loss) on forward currency contracts	$0.5	$0.4	$(4.6)
The total gross notional amount of forward currency contracts outstanding as at December 31, 2024 is $48.1 million (2023: $33.9 million).

RB Global, Inc.	80

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
13. Trade and Other Receivables

	December 31, 2024	December 31, 2023
Advanced charges receivable	$347.3	$374.7
Trade accounts receivable	301.7	315.8
Loans receivable	35.4	21.8
Consumption taxes receivable	25.6	21.1
Other receivables	6.6	4.5
	716.6	737.9
Less: allowance for credit losses	(7.2)	(6.4)
	$709.4	$731.5
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
The following table presents the activity in the allowance for credit losses on trade receivables and loans receivables for the period ended December 31, 2024:

	December 31, 2024	December 31, 2023
Allowance for credit losses, beginning of year	$6.4	$3.3
Provision	5.1	5.9
Write-offs charged against the allowance	(4.3)	(2.8)
Allowance for credit losses, end of year	$7.2	$6.4
Loans Receivable
The Company participates in certain lending arrangements that are fully collateralized and secured by certain equipment, and in some arrangements, also secured by other assets. These arrangements typically have terms of one to five years. In an event of default under these agreements, the Company will be entitled to the proceeds of disposition of the collateral to recover its loans receivable balance. The allowance for credit losses is not significant.
14. Inventory
At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost and net realizable value. During the year ended December 31, 2024, the Company recorded inventory write-downs of $14.9 million (2023: $7.0 million; 2022: $4.4 million) as a component of cost of inventory sold.
15. Other Current Assets

	December 31, 2024	December 31, 2023
Prepaid expenses and deposits	$52.3	$52.5
Inventory deposits	17.4	16.5
Advances against auction contracts	7.3	21.9
Derivative financial assets	—	0.3
	$77.0	$91.2

RB Global, Inc.	81

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
16. Property, Plant and Equipment

At December 31, 2024	Cost	Accumulated depreciation	Net book value
Land	$610.9	$—	$610.9
Buildings and improvements	499.6	(243.0)	256.6
Yard, automotive and office equipment	348.1	(157.7)	190.4
Computer software and equipment	109.2	(83.0)	26.2
Leasehold improvements	174.3	(66.4)	107.9
Assets under development	83.4	—	83.4
	$1,825.5	$(550.1)	$1,275.4

At December 31, 2023	Cost	Accumulated depreciation	Net book value
Land	$549.2	$—	$549.2
Buildings and improvements	491.1	(236.1)	255.0
Yard, automotive and office equipment	306.0	(117.5)	188.5
Computer software and equipment	108.2	(79.5)	28.7
Leasehold improvements	160.0	(37.3)	122.7
Assets under development	56.8	—	56.8
	$1,671.3	$(470.4)	$1,200.9
During the year ended December 31, 2024, interest of $4.5 million (2023: $1.8 million; 2022: $0.1 million) was capitalized to the cost of assets under development.
Additions during the year include $37.6 million (2023: $12.6 million; 2022: $13.2 million) of property, plant and equipment under finance leases.
On March 17, 2022, the Company completed the sale and leaseback of a parcel of land including all buildings, in Bolton, Ontario, Canada for a total sale consideration of CA$208.2 million (approximately $165 million) net of closing and transaction costs, and recognized a gain on disposition of property, plant and equipment of $169.1 million.
17. Other Non-current Assets

	December 31, 2024	December 31, 2023
Refundable deposits	$30.1	$27.9
Loans receivable	18.2	15.9
Cloud computing implementation costs	17.8	9.9
Investments	11.9	12.9
Tax receivable	6.0	9.1
Deferred debt issue costs	2.8	4.0
Other	11.6	5.9
	$98.4	$85.6

RB Global, Inc.	82

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
18. Intangible Assets

At December 31, 2024	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$220.5	$(63.2)	$157.3
Customer relationships	2,538.1	(393.7)	2,144.4
Software and technology assets	781.1	(416.9)	364.2
Software under development	2.8	—	2.8
	$3,542.5	$(873.8)	$2,668.7

At December 31, 2023	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$221.9	$(29.7)	$192.2
Customer relationships	2,553.1	(225.0)	2,328.1
Software and technology assets	670.4	(285.5)	384.9
Software under development	8.9	—	8.9
	$3,454.3	$(540.2)	$2,914.1
At December 31, 2024, a net carrying amount of $52.7 million (December 31, 2023: $59.0 million) included in intangible assets was not subject to amortization, $49.9 million of which relates to certain trade names and trademarks and the remainder relates to software under development.
During the year ended December 31, 2024, interest of $1.0 million (2023: $1.6 million; 2022: $0.4 million) was capitalized to the cost of software under development.
At December 31, 2024, estimated annual amortization expense for the next five years ended December 31 are as follows:

2025	$340.2
2026	319.3
2027	244.9
2028	192.9
2029	178.7
$1,276.0
19. Goodwill

Balance, December 31, 2022	$948.8
Additions from business combinations	3,572.4
Effect of foreign currency translation	15.8
Balance, December 31, 2023	4,537.0
Effect of foreign currency translation	(25.2)
Balance, December 31, 2024	$4,511.8

RB Global, Inc.	83

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
20. Trade and Other Liabilities

	December 31, 2024	December 31, 2023
Book overdrafts	$276.5	$129.1
Accrued liabilities	237.3	294.5
Trade payables	139.7	138.9
Taxes payable	63.4	63.7
Current portion of finance leases and equipment financing obligations	26.0	24.4
Deferred revenue	20.6	17.5
Share unit liabilities	8.4	7.6
Other payables	10.1	10.1
	$782.0	$685.8

Taxes payable includes value added tax, sales tax, and digital services tax.
21. Debt

	Interest Rate[1]	December 31, 2024	December 31, 2023
Short-term debt	7.07%	$27.7	$13.7

Long-term debt:
Term loans (maturing September 2026):
Term Loan A Facility loan denominated in Canadian dollars, secured	5.85%	72.5	83.1
Term Loan A Facility loan denominated in US dollars, secured	6.92%	1,225.0	1,675.0
Less: unamortized debt issuance costs		(7.0)	(15.0)
Senior secured and unsecured notes:
Senior secured notes due in March 2028	6.75%	550.0	550.0
Less: unamortized debt issuance costs		(5.2)	(6.8)
Senior unsecured notes due in March 2031	7.75%	800.0	800.0
Less: unamortized debt issuance costs		(9.1)	(10.5)
Total long-term debt		2,626.2	3,075.8
Less: current portion of long-term debt		4.1	14.2
Long-term debt		$2,622.1	$3,061.6
1 Interest rates on short-term debt and term loans reflect the weighted-average interest rates on borrowings as of December 31, 2024.
At December 31, 2024, the Company had unused committed revolving credit facilities aggregating $705.9 million that are available until September 2026 subject to certain covenant restrictions, and unused uncommitted revolving credit facilities aggregating $15.0 million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at December 31, 2024.
Term Loans
In 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multicurrency revolving facilities (the “Revolving Facilities”) and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of a facility

RB Global, Inc.	84

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
21. Debt (continued)
denominated in U.S. dollars (the “USD TLA Facility”) and a facility denominated in Canadian dollars (the “CAD TLA Facility”). TLA Facility borrowings bear interest at a benchmark rate plus an applicable margin. The Credit Agreement matures on September 21, 2026.
On March 20, 2023, with the closing of the acquisition of IAA, the USD TLA Facility was funded for $1.8 billion and the existing delayed-draw term facility of CAD $115.9 million was refinanced and converted to the CAD TLA Facility. The TLA Facility loans are subject to quarterly installments of 1.25% of principal, with the balance payable at maturity. During the year ended
December 31, 2024, the Company repaid $450.0 million of principal on the USD TLA Facility (2023: $150.0 million). As of December 31, 2024, there are no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt.
Senior Secured and Unsecured Notes
On March 15, 2023, the Company completed the offering of (i) $550.0 million aggregate principal amount of 6.75% senior secured notes due March 15, 2028 (the “Secured Notes”) and (ii) $800.0 million aggregate principal amount of 7.75% senior unsecured notes due March 15, 2031 (the “Unsecured Notes”, and together with the Secured Notes, the “Notes”). The gross proceeds of the Notes were used, along with the TLA Facility, to fund the acquisition of IAA. Interest on the Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year, and began on September 15, 2023. The Secured Notes are jointly and severally guaranteed on a senior secured basis and the Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
At December 31, 2024, principal repayments for the remaining period to the contractual maturity for our long term debt are as follows:

2025	$4.1
2026	1,293.4
2027	—
2028	550.0
2029	—
Thereafter	800.0
$2,647.5
22. Other Non-current Liabilities

	December 31, 2024	December 31, 2023
Unrecognized tax benefits	$26.7	$25.1
Finance lease liabilities	36.7	16.4
Equipment financing obligations	26.1	36.9
Other	7.9	8.3
	$97.4	$86.7
Equipment financing obligations are generally due in blended monthly installments over the remaining terms of the agreements which mature between 2025 and 2029.
23. Temporary Equity, Stockholders' Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common stock and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of December 31, 2024. The Series A Senior Preferred Shares carry a 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor.

RB Global, Inc.	85

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
23. Temporary Equity, Stockholders' Equity and Dividends (continued)
On the fourth anniversary of the issuance date of February 1, 2023, holders will have the right to increase the preferred dividend to 7.5%, and on the ninth anniversary of the issuance date, holders will have the right to increase the preferred dividend to a fixed percentage equal to the greater of (a) 600 bps over the daily simple SOFR as then in effect and (b) 10.50%, subject, in each case, to the Company’s right to redeem the Series A Senior Preferred Shares for which a dividend rate increase has been demanded.
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at December 31, 2024.
Holders of the Series A Senior Preferred Shares are entitled to vote together with the common stock on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law. The Series A Senior Preferred Shares rank, with respect to rights as to dividends, distributions, redemptions and payments upon the liquidation, dissolution and winding up of the Company, (a) senior to all of the junior preferred stock, common stock and any other class or series of capital shares of the Company, issued or authorized after the Series A Senior Preferred Shares issuance date, the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series A Senior Preferred Shares, (b) on a parity basis with each other class or series of capital shares issued or authorized after the Series A Senior Preferred Shares issuance date, the terms of which expressly provide that such class or series ranks on a parity basis with the Series A Senior Preferred Shares, and (c) junior with each other class or series of capital shares issued or authorized after the Series A Senior Preferred Shares issuance date, the terms of which expressly provide that such class or series ranks on a senior basis to the Series A Senior Preferred Shares.
Redeemable Non-controlling Interests
Redeemable non-controlling interest relates to a put/call agreement with one of the minority unitholders of VeriTread under which the holder can put its remaining 21% interest in VeriTread to the Company, if certain performance targets are met. As the purchase of the remaining 21% interest from the minority unitholder is outside the control of the Company the redeemable non-controlling interest is classified in temporary equity on the consolidated balance sheets. At December 31, 2024 the Company assessed that redemption of the non-controlling interest remains probable and that there has been no material change to the estimated redemption value.
The Company also recognized an additional 4% non-controlling interest in VeriTread within equity as that interest does not contain put/call options.

RB Global, Inc.	86

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
23. Temporary Equity, Stockholders' Equity and Dividends (continued)
Common Stock Dividends
Declared and Paid

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Year ended December 31, 2024:
Fourth quarter 2023	January 19, 2024	$0.27	February 9, 2024	$49.3	March 1, 2024
First quarter 2024	May 8, 2024	0.27	May 29, 2024	49.6	June 20, 2024
Second quarter 2024	August 2, 2024	0.29	August 28, 2024	53.5	September 18, 2024
Third quarter 2024	November 6, 2024	0.29	November 27, 2024	53.6	December 18, 2024
Year ended December 31, 2023:
Fourth quarter of 2022	January 13, 2023	$0.27	February 10, 2023	$30.0	March 3, 2023
Special Dividend	March 6, 2023	1.08	March 17, 2023	120.4	March 28, 2023
First quarter 2023	May 9, 2023	0.27	May 30, 2023	49.1	June 20, 2023
Second quarter 2023	August 2, 2023	0.27	August 23, 2023	49.2	September 13, 2023
Third quarter 2023	November 7, 2023	0.27	November 30, 2023	49.3	December 21, 2023
Year ended December 31, 2022:
Fourth quarter of 2021	January 21, 2022	$0.25	February 11, 2022	$27.7	March 4, 2022
First quarter 2022	May 6, 2022	0.25	May 27, 2022	27.7	June 17, 2022
Second quarter 2022	August 3, 2022	0.27	August 24, 2022	29.9	September 14, 2022
Third quarter 2022	November 2, 2022	0.27	November 23, 2022	29.9	December 14, 2022
Declared and Undistributed
Subsequent to December 31, 2024 the Company's Board of Directors declared a dividend of $0.29 per common share, payable on March 3, 2025 to stockholders of record on February 14, 2025.
Foreign Currency Translation Reserve
Foreign currency translation adjustment, a component of other comprehensive income (loss), includes the following:

Year ended December 31,	2024	2023	2022
Gains (losses) on intercompany foreign currency transactions of a long-term investment nature	$(9.6)	$2.3	$(10.5)

RB Global, Inc.	87

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
24. Share-based Payments
The following table summarizes the components of share-based payment expense by consolidated income statement classification:

Year ended December 31,	2024	2023	2022
Selling, general and administrative:
Stock option compensation expense	$3.5	$7.7	$12.2
Equity-classified share units	47.1	32.0	22.0
Liability-classified share units	2.9	2.5	—
Employee share purchase plan	7.3	4.7	2.8
	60.8	46.9	37.0
Acquisition-related and integration costs:
Acceleration of share-based payments expense	1.0	6.8	—
Share-based continuing employment costs	0.6	3.8	7.5
	1.6	10.6	7.5
	$62.4	$57.5	$44.5
Conversion of IAA Share Based Awards
In connection with the acquisition of IAA in March 2023, IAA’s stock options, RSUs and PSU awards were cancelled and exchanged into 187,727 Company stock options and 366,379 Company RSU awards. At the closing of the acquisition, the converted share-based awards had an estimated aggregate fair value of $24.9 million, of which $4.8 million was attributable to post-combination services and is being recognized as share-based payments expense over the remaining service periods. The Company awards are subject to the same terms and conditions as applicable to the corresponding IAA equity awards held prior to the acquisition of IAA, including vesting terms, with the exception of any Company RSU awards that replace IAA’s PSU awards, where vesting will no longer be subject to the achievement of performance goals and will be solely based on providing continued services to the Company through the end of the applicable service period.
Stock Option Plans
On May 8, 2023, the Company’s shareholders approved the 2023 Share Incentive Plan (“2023 Plan”) under which 9,355,000 common shares of the Company were reserved for issuance. The 2023 Plan allows the Company to grant to employees, officers, non-employee directors and other key persons various types of equity-based awards, including stock options, PSUs and RSUs.
At December 31, 2024, there were 7,958,801 (December 31, 2023: 8,511,523) shares available for issuance under the 2023 Plan.

RB Global, Inc.	88

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
24. Share-based Payments (continued)
The following table summarizes stock option activity:

	Stock options				Premium-priced stock options
	Common shares under option	WA exercise price	WA remaining contractual life (in years)	Aggregate intrinsic value	Common shares under option	WA exercise price	WA remaining contractual life (in years)	Aggregate intrinsic value
Outstanding, December 31, 2021	2,208,057	$42.55	7.7	$41.9	1,017,064	$91.24	5.7	$—
Granted	710,847	58.08	—	—	119,157	91.37	—	—
Exercised	(159,920)	36.72	—	4.5	—	—	—	—
Forfeited	(28,689)	48.09	—	—	(17,789)	90.93	—	—
Outstanding, December 31, 2022	2,730,295	$46.88	7.3	$31.2	1,118,432	$91.26	4.7	$—
Granted	262,725	58.09	—	—	—	—	—	—
Assumed in IAA acquisition	187,727	50.96	—	—	—	—	—	—
Exercised	(721,503)	47.67	—	10.3	—	—	—	—
Forfeited	(140,162)	53.84	—	—	(225,765)	91.26	—	—
Outstanding, December 31, 2023	2,319,082	$47.82	6.3	$44.5	892,667	$91.26	3.6	$—
Exercised	(978,238)	44.71	—	31.8	(66,309)	83.92	—	0.4
Forfeited	(12,773)	53.96	—	—	(110,671)	95.46	—	—
Outstanding, December 31, 2024	1,328,071	$50.05	5.5	$49.9	715,687	$91.29	2.5	$1.3
Exercisable, December 31, 2024	969,828	$47.14	4.9	$41.8	435,789	$91.24	2.5	$1.3
Stock options
The Company did not grant any stock options during the year ended December 31, 2024. Stock options granted previously have been valued using the Black Scholes option pricing model. Expected volatility was based upon the historical volatility of the Company's common shares for the period corresponding with the expected term of the options. Stock options were granted with an exercise price equal to the fair market value of the Company’s common shares at the grant date, with a three-year vesting period and terms not exceeding 10 years. The options outstanding at December 31, 2024 expire on dates ranging to August 8, 2033. The weighted average grant date fair value of options granted during the years ended December 31, 2023 and December 31, 2022 were $17.63 and $14.35, respectively.
The significant assumptions used to estimate the fair value of stock options granted in 2022 and 2023 are presented in the following table on a weighted average basis:

	December 31, 2023	December 31, 2022
Risk free interest rate	4.2%	2.2%
Expected dividend yield	1.84%	1.74%
Expected lives of the stock options	4 years	4 years
Expected volatility	35.8%	31.8%
At December 31, 2024, the unrecognized stock-based compensation cost related to non-vested stock options was $0.9 million, which is expected to be recognized over a weighted average period of 0.9 years. Cash received from stock-based award exercises for the year ended December 31, 2024 was $49.3 million (2023: $34.5 million; 2022: $5.9 million). The actual tax benefit realized related to the exercise of stock options totaled $2.3 million for the year ended December 31, 2024 (2023: $0.8 million; 2022: $0.4 million).
The fair value of the stock options assumed in the acquisition of IAA in March 2023 was estimated on the acquisition date using the Black-Scholes option pricing model. The weighted average fair value of the assumed options was $15.52. The significant assumptions used to estimate the fair value of these assumed stock options are presented in the following table on a weighted average basis:

RB Global, Inc.	89

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
24. Share-based Payments (continued)

December 31, 2023
Risk free interest rate	3.9%
Expected dividend yield	2.05%
Expected lives of the stock options	2 years
Expected volatility	33.3%
Premium-priced Stock Options
In 2021 and 2022, the Company granted premium-priced stock options to senior executives with exercise prices above the fair market value of the Company’s common shares on the respective grant dates, and which vest and become exercisable upon the third anniversary of their grant date. The weighted average estimated grant date fair value was $8.00 per option.
The significant assumptions used to estimate the fair values using a Monte Carlo simulation model were as follows:

December 31, 2022
Risk free interest rate	3.0%
Expected dividend yield	1.63%
Expected lives of the stock options	4 years
Expected volatility	30.2%
At December 31, 2024, the unrecognized compensation expense associated with premium-price options was nil.
Share Units
The following table summarizes share unit activity:

	Equity-classified						Liability-classified
	PSUs (Performance Conditions)		PSUs (Market Conditions)		RSUs		DSUs
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2021	523,618	$45.90	88305	$65.45	79,112	$54.96	156,589	$35.28
Granted	236,855	58.53	14,574	69.92	34,495	57.71	21,824	58.24
Vested and settled	(93,241)	36.42	—	—	(37,714)	50.29	(70,048)	36.13
Forfeited	(4,598)	51.76	—	—	(7,869)	60.30	—	—
Outstanding, December 31, 2022	662,634	$51.71	102,879	$66.08	68,024	$58.32	108,365	$39.35
Granted	94,729	58.04	80,398	85.33	425,309	53.35	24,573	55.49
Assumed in IAA acquisition	—	—	—	—	366,379	52.79	—	—
Vested and settled	(283,086)	42.23	—	—	(309,102)	53.22	(32,378)	54.68
Forfeited	(58,848)	60.62	(9,017)	68.59	(10,939)	55.06	—	—
Outstanding at December 31, 2023	415,429	$58.35	174,260	$74.83	539,671	$53.64	100,560	$38.36
Granted	164,520	76.11	162,942	122.91	340,271	76.64	11,887	72.93
Vested and settled	(114,315)	58.79	(58,511)	66.08	(237,766)	53.74	(38,957)	45.28
Forfeited	(15,459)	58.37	(9,737)	84.04	(34,371)	62.12	—	—
Outstanding at December 31, 2024	450,175	$64.73	268,954	$105.53	607,805	$66.00	73,490	$40.29

RB Global, Inc.	90

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
24. Share-based Payments (continued)
PSUs
PSUs are granted to executives and senior employees and may contain performance vesting conditions or market vesting conditions, conditional upon the Company's total shareholder return relative to a peer group. PSUs typically have three year performance and market vesting conditions. The PSUs with market conditions granted in June 2022 have approximately a two year performance period to coincide with the remaining performance period of the August 2021 grant.
The fair value of PSUs with performance conditions are estimated on the respective grant date using the closing price of the Company’s common shares listed on the NYSE.
The fair value of PSUs with market conditions are estimated on the grant date using a Monte Carlo simulation model. The significant assumptions used to estimate the fair value are presented in the following table on a weighted average basis:

	December 31, 2024	December 31, 2023	December 31, 2022
Risk free interest rate	4.4%	4.5%	2.7%
Expected dividend yield	—%	—%	1.63%
Expected lives of the PSUs	3 years	2 years	2 years
Expected volatility	32.2%	32.7%	33.4%
Average expected volatility of comparable companies	48.3%	48.6%	34.4%
At December 31, 2024, the unrecognized share unit expense related to PSUs with market conditions was $17.1 million, which is expected to be recognized over a weighted average period of 2.07 years and the unrecognized share unit expense related to PSUs with performance conditions was $12.0 million, which is expected to be recognized over a weighted average period of 1.92 years.
RSUs
RSUs granted to employees typically vest over a three year service period and RSUs granted to directors vest on the earlier of (i) the one year anniversary of the grant date and (ii) the date of the Company's next annual meeting of shareholders. The issuance of shares related to RSUs granted to directors may be deferred at the holder's election.
Fair values of RSUs are estimated on grant date using the closing price of the Company’s common shares listed on the NYSE. At December 31, 2024, the unrecognized share unit expense related to equity-classified RSUs was $16.5 million, which is expected to be recognized over a weighted average period of 1.38 years.
DSUs
Fair values of DSUs are estimated on the respective grant date and at each reporting date using the closing price of the Company’s common shares listed on the NYSE. DSUs are granted to members of the Board of Directors. There is no unrecognized share unit expense related to liability-classified DSUs as they vest immediately and are expensed upon grant. At December 31, 2024, the Company had a total share unit liability of $8.4 million (2023: $7.6 million) in respect of DSUs presented in trade and other liabilities.
The total market value of liability-classified share units which vested during the year ended December 31, 2024 was $3.2 million (2023: $1.8 million; 2022: $4.9 million).
Employee Share Purchase Plan
In February 2023, the Board approved the suspension of the Company’s 1999 Employee Stock Purchase Plan. On May 8, 2023, the Company's shareholders approved the 2023 Employee Stock Purchase Plan (the "2023 ESPP") under which 3,000,000 common shares of the Company were reserved for issuance. The 2023 ESPP allows eligible employees to contribute up to 15% of their base compensation during each semi-annual offering period, up to twenty-five thousand dollars, towards the purchase of the Company’s stock, at 85% of the lower of the fair market value on: i. the first day of the applicable offering period, or ii. the last day of the applicable purchase period within the offering period. Employees also have the option to participate through a cashless program, by electing to settle on a net basis on purchase date. At the end of each purchase period, employee contributions are used to purchase the Company's common stock.

RB Global, Inc.	91

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
24. Share-based Payments (continued)
During each of the years ended December 31, 2024 and December 31, 2023, there were two offerings under the 2023 ESPP. The 2024 offerings had weighted average grant date fair values of $15.94 and $19.42 (2023: $11.99 and $12.43).
The significant assumptions used to estimate the fair value of ESPP awards are presented in the following table on a weighted average basis:

	December 31, 2024	December 31, 2023
Risk free interest rate	4.4%	5.3%
Expected dividend yield	1.26%	1.81%
Expected lives of the ESPP	9 months	8 months
Expected volatility	27.5%	28.1%
At December 31, 2024, there were 2,306,355 (December 31, 2023: 2,819,497) shares available for issuance under the 2023 ESPP.
25. Leases
The components of lease expense are as follows:

Year ended December 31,	2024	2023	2022
Operating lease cost	$250.8	$192.1	$23.0
Finance lease cost
Amortization of leased assets	12.5	11.3	10.2
Interest on lease liabilities	1.7	1.3	0.8
Short-term lease cost	12.6	17.0	12.2
Sublease income	(1.0)	(0.6)	(0.1)
	$276.6	$221.1	$46.1
Operating Leases
The Company has entered into leases for various properties used for auctions or offices, the majority of which are non-cancellable. The Company also has leases for computer equipment, motor vehicles and small office equipment where it is not in the best interest of the Company to purchase these assets. The majority of the Company's operating leases have a fixed term with a remaining life between one month and 19 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. The Company has not included any purchase options available within its operating lease portfolio in its determination of its operating lease liability.

RB Global, Inc.	92

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
25. Leases (continued)
The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

2025	$195.9
2026	201.1
2027	194.6
2028	183.9
2029	172.7
Thereafter	1,220.8
Total future minimum lease payments	$2,169.0
less: imputed interest	(624.6)
Total operating lease liabilities	$1,544.4
less: current operating lease liabilities	(113.3)
Long-term operating lease liabilities	$1,431.1
At December 31, 2024, the weighted average remaining lease term for operating leases is 11.8 years (December 31, 2023: 12.4 years) and the weighted average discount rate is 5.6% (December 31, 2023: 4.3%). There are no additional undiscounted commitments for leases not yet commenced at December 31, 2024 (December 31, 2023: nil).
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
Property, plant, and equipment includes the following finance lease assets:

At December 31, 2024	Cost	Accumulated depreciation	Net book value
Auto equipment	$32.8	$(16.6)	$16.2
Computer equipment	14.3	(9.9)	4.4
Yard and others	38.5	(10.0)	28.5
	$85.6	$(36.5)	$49.1

At December 31, 2023	Cost	Accumulated depreciation	Net book value
Auto equipment	$27.6	$(13.0)	$14.6
Computer equipment	15.4	(8.4)	7.0
Yard and others	10.9	(7.4)	3.5
	$53.9	$(28.8)	$25.1

RB Global, Inc.	93

Notes to the Consolidated Financial Statements (Tabular amounts expressed in millions of United States dollars, except where noted)
25. Leases (continued)
The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

2025	$15.1
2026	13.8
2027	11.8
2028	8.2
2029	4.8
Total future minimum lease payments	$53.7
less: imputed interest	(3.1)
Total finance lease liabilities	$50.6
less: current finance lease liabilities	(13.9)
Long-term finance lease liabilities	$36.7
At December 31, 2024, the weighted average remaining lease term for finance leases is 3.9 years (December 31, 2023: 3.2 years) and the weighted average discount rate is 6.1% (December 31, 2023: 5.7%).
Subleases
At December 31, 2024, the total future minimum sublease payments expected to be received under non-cancellable subleases is $6.4 million (December 31, 2023: $2.6 million).
26. Commitments
At December 31, 2024, the Company had committed to capital expenditures for property, plant and equipment totaling approximately $26.9 million (December 31, 2023: $36.5 million) and expenditures for intangible assets and technology services agreements totaling approximately $26.7 million (December 31, 2023: $28.6 million).
27. Contingencies
Legal and Other Claims

On July 31, 2023, Ann Fandozzi informed the Company’s Board of her intention to resign from her position as the Company’s Chief
Executive Officer due to a disagreement with the Company regarding her compensation as Chief Executive Officer. The Board accepted her verbal resignation and interpreted her subsequent conduct as affirmation of her resignation. The Company advised Ms. Fandozzi that it was accepting her resignation effective immediately and waiving any written procedural notice requirements under the Employment Agreement by and between Ritchie Bros. Auctioneers (Canada) Ltd. and Ms. Fandozzi, dated December 14, 2019. Ms. Fandozzi disputes that she tendered her resignation. On February 21, 2024, Ms. Fandozzi formally resigned from the Company’s Board. The matter is currently in arbitration in accordance with the terms of Ms. Fandozzi’s employment agreement.

During the year ended December 31, 2024, the Company recorded an expense of $5.0 million (December 31, 2023: $6.2 million) reflecting changes to the estimated fair value of certain share-based payment awards. Any changes to the estimated payment amount to Ms. Fandozzi as a result of the settlement of the matter could be material.
The Company is subject to legal and other claims that arise in the ordinary course of its business. Management does not believe that the results of these claims will have a material effect on the Company’s consolidated balance sheets or consolidated income statements.
Guarantee Contracts
In the normal course of business, the Company will in certain situations guarantee to a consignor a minimum level of proceeds in connection with the sale at auction of that consignor’s equipment.
At December 31, 2024, there were $39.1 million of assets guaranteed under contract, of which 44% is expected to be sold prior to March 31, 2025 with the remainder to be sold by December 31, 2025 (December 31, 2023: $67.5 million of which 70% was expected

RB Global, Inc.	94

Notes to the Consolidated Financial Statements (Tabular amounts expressed in thousands of United States dollars, except where noted)
27.    Contingencies (continued)
to be sold prior to the end of March 31, 2024 with the remainder to be sold by December 31, 2024). The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

RB Global, Inc.	95

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
Based upon their evaluation of the Company’s disclosure controls and procedures, as of December 31, 2024, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on its assessment under the framework in COSO, management has concluded that internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of Registered Public Accounting Firm
The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

RB Global, Inc.	96

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RB Global, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RB Global, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RB Global, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in temporary equity and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 26, 2025
ITEM 9B:    OTHER INFORMATION
None.

RB Global, Inc.	97

ITEM 9C:    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information responsive to this Item is incorporated by reference to our definitive Proxy Statement for our 2025 Annual and Special Meeting of Shareholders, to be filed within 120 days of December 31, 2024, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2025 Proxy Statement").
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
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all Company's directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
ITEM 11:    EXECUTIVE COMPENSATION
The information responsive to this Item is incorporated by reference to our 2025 Proxy Statement.
ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information responsive to this Item is incorporated by reference to our 2025 Proxy Statement.
ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information responsive to this Item is incorporated by reference to our 2025 Proxy Statement.
ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information responsive to this Item is incorporated by reference to our 2025 Proxy Statement.

PART IV
ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed with this Report:
(1)FINANCIAL STATEMENTS

RB Global, Inc.	98

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

3.1	RB Global, Inc. Articles of Continuance
3.2	RB Global, Inc. By-law No. 2
4.1	Second Amended and Restated Shareholder Rights Plan Agreement dated as of February 24, 2025 between RB Global, Inc. and Computershare Investor Services, Inc., as Rights Agent
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

RB Global, Inc.	99

10.1#	Amended and Restated Stock Option Plan, dated May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)
10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.3#	Amended and Restated Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.4#	Non-Executive Director Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.5#	Amended and Restated Senior Executive Restricted Share Unit Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on November 9, 2017)
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

10.21#	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.22#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.23#	Summary of Short-term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)
10.24
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

RB Global, Inc.	100

10.25
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

10.26
Third Amendment to Credit Agreement, dated as of August 14, 2020, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, U.S. swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020)

10.27
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

10.28#	IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.29#	Form of Stock Option Agreement for IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.30#	IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.31#	Form of Stock Option Agreement for IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.32#	Form of Ritchie Bros. Auctioneers Incorporated Stock Option Assumption Notice (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.33#
Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and James Jeter, dated August 28, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)

10.34#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and James Kessler dated December 20, 2023 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10‐K filed on February 28, 2024)

10.35#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Eric Guerin dated December 11, 2023 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10‐K filed on February 28, 2024)

10.36#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Andrew Fesler, dated December 13, 2023 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10‐K filed on February 28, 2024)

10.37#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Michael (Steve) Lewis, dated July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2024)

10.38#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Nancy King, dated March 6, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2024)

10.39
Commitment Letter, dated as of November 7, 2022, by and among Ritchie Bros. Auctioneers Incorporated, Goldman Sachs Bank, Bank of America, N.A., BofA Securities, Inc., Royal Bank of Canada and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022)

10.40
Sixth Amendment to Credit Agreement, dated as of December 9, 2022, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022)

10.41
Securities Purchase Agreement, dated as of January 22, 2023, by and among Ritchie Bros. Auctioneers Incorporated, Starboard Value LP, Jeffrey Smith and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2023)

10.42
Registration Rights Agreement, dated as of February 1, 2023, by and among Ritchie Bros. Auctioneers Incorporated and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2023)

RB Global, Inc.	101

10.43
Purchase Agreement, dated March 1, 2023, by and among Ritchie Bros. Holdings Inc., Ritchie Bros. Auctioneers Incorporated and Goldman Sachs & Co. LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)

10.44
Escrow and Security Agreement, dated as of March 15, 2023, among Ritchie Bros. Holdings Inc., U.S. Bank Trust Company, National Association, as escrow agent, and U.S. Bank Trust Company, National Association, as trustee, relating to the Issuer’s 6.750% senior secured notes due 2028 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.45
Escrow and Security Agreement, dated as of March 15, 2023, among Ritchie Bros. Holdings Inc., U.S. Bank Trust Company, National Association, as escrow agent, and U.S. Bank Trust Company, National Association, as trustee, relating to the Issuer’s 7.750% senior notes due 2031 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.46#	RB Global Amended and Restated 2023 Share Incentive Plan
10.47#	Ritchie Bros. Auctioneers Incorporated 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2023)
10.48#
Non-Employee Director Global Restricted Share Unit Award Agreement under the RB Global, Inc. 2023 Share Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10‐K filed on February 28, 2024)

10.49#
Non-Employee Director Global Restricted Share Unit Award Agreement (Deferred) under the RB Global, Inc. 2023 Share Incentive Plan (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10‐K filed on February 28, 2024)

10.50#	2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2023)
19.1	RB Global, Inc. Policy Regarding Securities Trades by Company Personnel
21.1	List of Company Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
RB Global, Inc. Amended and Restated Executive Compensation Clawback Policy, adopted November 7, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10‐K filed on February 28, 2024)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL
_____________________________________________________
#    Indicates management contract or compensatory plan or arrangement.
*    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.
ITEM 16:    FORM 10-K SUMMARY
Not applicable.

RB Global, Inc.	102

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB Global, Inc.
Date: February 26, 2025	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Kessler	Chief Executive Officer	February 26, 2025
	Jim Kessler	(principal executive officer)

By:	/s/ Eric J. Guerin	Chief Financial Officer	February 26, 2025
	Eric J. Guerin	(principal financial officer)

By:	/s/ Robert G. Elton	Chair of the Board	February 26, 2025
Robert G. Elton

By:	/s/ Brian Bales	Director	February 26, 2025
Brian Bales

By:	/s/ Adam DeWitt	Director	February 26, 2025
Adam DeWitt

By:	/s/ Gregory Morrison	Director	February 26, 2025
Gregory Morrison

By:	/s/ Timothy O'Day	Director	February 26, 2025
Timothy O'Day

By:	/s/ Sarah E Raiss	Director	February 26, 2025
Sarah E. Raiss

By:	/s/ Michael Sieger	Director	February 26, 2025
Michael Sieger

By:	/s/ Debbie Stein	Director	February 26, 2025
Debbie Stein

By:	/s/ Carol Stephenson	Director	February 26, 2025
Carol Stephenson

RB Global, Inc.	103