Form 10-Q
period 2025-03-31
RB GLOBAL INC.
filed 2025-05-07
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 185,191,774 common shares, without par value, outstanding as of April 30, 2025.

RB GLOBAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Expressed in millions of U.S. dollars, except share and per share data) (Unaudited)

	Three months ended March 31,
	2025	2024
Revenue:
Service revenue	$852.5	$849.1
Inventory sales revenue	256.1	215.6
Total revenue	1,108.6	1,064.7
Operating expenses:
Costs of services	361.9	353.0
Cost of inventory sold	235.0	196.6
Selling, general and administrative	205.0	198.1
Acquisition-related and integration costs	3.1	12.8
Depreciation and amortization	114.5	107.7
Total operating expenses	919.5	868.2
Gain on disposition of property, plant and equipment	0.4	2.4
Operating income	189.5	198.9
Interest expense	(49.9)	(63.9)
Interest income	3.0	6.6
Other income (loss), net	0.7	(0.8)
Foreign exchange loss	(0.4)	(0.9)
Income before income taxes	142.9	139.9
Income tax expense	29.6	32.5
Net income	$113.3	$107.4

Net income (loss) attributable to:
Controlling interests	$113.4	$107.4
Redeemable non-controlling interests	(0.1)	—
Net income	$113.3	$107.4

Net income attributable to controlling interests	113.4	107.4
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	(6.7)
Allocated earnings to Series A Senior Preferred Shares	(3.8)	(3.6)
Net income available to common stockholders	$102.9	$97.1

Basic earnings per share available to common stockholders	$0.56	$0.53
Diluted earnings per share available to common stockholders	$0.55	$0.53
Basic weighted average number of shares outstanding	184,824,362	183,059,321
Diluted weighted average number of shares outstanding	186,352,974	184,581,054
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	1

Condensed Consolidated Statements of Comprehensive Income (Expressed in millions of U.S. dollars) (Unaudited)

	Three months ended March 31,
	2025	2024
Net income	$113.3	$107.4
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	10.5	(25.0)
Comprehensive income	$123.8	$82.4

Comprehensive income (loss) attributable to:
Controlling interests	$123.8	$82.4
Non-controlling interests	0.1	—
Redeemable non-controlling interests	(0.1)	—
Comprehensive income	$123.8	$82.4
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets (Expressed in millions of U.S. dollars, except share data) (Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$578.1	$533.9
Restricted cash	143.7	174.9
Trade and other receivables, net of allowance for credit losses of $7.3 and $7.2, respectively	770.4	709.4
Prepaid consigned vehicle charges	61.3	67.9
Inventory	132.7	121.5
Other current assets	77.0	77.0
Income taxes receivable	19.4	30.2
Total current assets	1,782.6	1,714.8
Property, plant and equipment, net	1,318.9	1,275.4
Operating lease right-of-use assets	1,509.1	1,529.1
Other non-current assets	141.0	98.4
Intangible assets, net	2,611.0	2,668.7
Goodwill	4,515.2	4,511.8
Deferred tax assets	9.5	8.8
Total assets	$11,887.3	$11,807.0
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$556.3	$378.0
Trade and other liabilities	619.0	782.0
Current operating lease liabilities	113.2	113.3
Income taxes payable	7.7	26.2
Short-term debt	62.8	27.7
Current portion of long-term debt	4.1	4.1
Total current liabilities	1,363.1	1,331.3
Long-term operating lease liabilities	1,417.7	1,431.1
Long-term debt	2,622.6	2,622.1
Other non-current liabilities	103.5	97.4
Deferred tax liabilities	604.5	608.7
Total liabilities	6,111.4	6,090.6
Temporary equity:
Series A Senior Preferred Shares; shares authorized, issued and outstanding: 485,000,000	482.0	482.0
Redeemable non-controlling interest	8.0	8.1
Stockholders' equity:
Senior preferred and junior preferred stock; unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil	—	—
Common stock and additional paid-in capital, no par value; unlimited shares authorized; shares issued and outstanding: 185,148,007	4,256.6	4,258.5
Retained earnings	1,141.3	1,090.3
Accumulated other comprehensive loss	(114.4)	(124.8)
Stockholders' equity	5,283.5	5,224.0
Non-controlling interests	2.4	2.3
Total stockholders' equity	5,285.9	5,226.3
Total liabilities, temporary equity and stockholders' equity	$11,887.3	$11,807.0
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Expressed in millions of U.S. dollars, except where noted) (Unaudited)

	Three months ended March 31, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	485,000,000	$482.0	$8.1	184,732,582	$4,258.5	$1,090.3	$(124.8)	$2.3	$5,226.3
Net income (loss)	—	—	(0.1)	—	—	113.4	—	—	113.4
Other comprehensive income	—	—	—	—	—	—	10.4	0.1	10.5
Share-based payments expense	—	—	—	—	13.6	—	—	—	13.6
Issuance of common stock	—	—	—	415,425	4.3	—	—	—	4.3
Tax withholding related to vesting of share units	—	—	—	—	(20.1)	—	—	—	(20.1)
Series A Senior Preferred Share dividends	—	—	—	—	—	(8.6)	—	—	(8.6)
Common stock dividends and dividend equivalents	—	—	—	—	0.3	(53.8)	—	—	(53.5)
Balance, March 31, 2025	485,000,000	$482.0	$8.0	185,148,007	$4,256.6	$1,141.3	$(114.4)	$2.4	$5,285.9

	Three months ended March 31, 2024
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	485,000,000	$482.0	$8.4	182,843,942	$4,142.2	$918.5	$(44.0)	$2.3	$5,019.0
Net income	—	—	—	—	—	107.4	—	—	107.4
Other comprehensive loss	—	—	—	—	—	—	(25.0)	—	(25.0)
Share-based payments expense	—	—	—	—	14.1	—	—	—	14.1
Issuance of common stock	—	—	—	766,482	22.1	—	—	—	22.1
Tax withholding related to vesting of share units	—	—	—	—	(11.2)	—	—	—	(11.2)
Series A Senior Preferred Share dividends	—	—	—	—	—	(8.5)	—	—	(8.5)
Common stock dividends and dividend equivalents	—	—	—	—	0.4	(49.7)	—	—	(49.3)
Balance, March 31, 2024	485,000,000	$482.0	$8.4	183,610,424	$4,167.6	$967.7	$(69.0)	$2.3	$5,068.6
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	4

Condensed Consolidated Statements of Cash Flows (Expressed in millions of U.S. dollars) (Unaudited)

	Three months ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities:
Net income	$113.3	$107.4
Adjustments for items not affecting cash:
Depreciation and amortization	114.5	107.7
Share-based payments expense	15.6	15.1
Deferred income tax benefit	(5.0)	(9.8)
Unrealized foreign exchange (gain) loss	(0.3)	0.5
Gain on disposition of property, plant and equipment	(0.4)	(2.4)
Allowance for expected credit losses	1.1	3.2
Amortization of debt issuance costs	2.1	3.7
Amortization of right-of-use assets	38.7	37.5
Other, net	2.6	3.7
Net changes in operating assets and liabilities	(125.4)	(141.8)
Net cash provided by operating activities	156.8	124.8
Investing activities:
Property, plant and equipment additions	(54.3)	(45.2)
Proceeds on disposition of property, plant and equipment	1.1	0.5
Intangible asset additions	(27.7)	(28.4)
Proceeds from repayment of loans receivable	1.4	0.9
Issuance of loans receivable	(22.1)	(4.4)
Other, net	(0.3)	(0.9)
Net cash used in investing activities	(101.9)	(77.5)
Financing activities:
Dividends paid to common stockholders	(53.5)	(49.3)
Dividends paid to Series A Senior Preferred shareholders	(8.6)	(8.5)
Proceeds from exercise of options and share option plans	4.3	22.1
Payment of withholding taxes on issuance of shares	(15.2)	(10.4)
Net increase in short-term debt	34.5	11.7
Repayment of long-term debt	(1.0)	(151.1)
Repayment of finance lease and equipment financing obligations	(6.5)	(6.5)
Proceeds from equipment financing obligations	1.0	1.1
Net cash used in financing activities	(45.0)	(190.9)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	3.1	(6.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13.0	(150.5)
Cash, cash equivalents, and restricted cash, beginning of period	708.8	747.9
Cash, cash equivalents, and restricted cash, end of period	$721.8	$597.4
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	5

Index for Notes to the Condensed Consolidated Financial Statements (Unaudited)

RB Global, Inc.	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Basis of Preparation
Description of Business
RB Global, Inc. and its subsidiaries (collectively referred to as the “Company”, “RB Global”, "we", "us" or “our”) is a leading, omnichannel marketplace that provides value-added insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles worldwide. The Company has auction sites in 14 countries and a digital platform to serve customers in more than 170 countries across a variety of asset classes, including automotive, commercial transportation, construction, government surplus, lifting and material handling, energy, mining and agriculture.
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
Basis of Preparation
These unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and accordingly, do not include all of the information and footnotes required by US GAAP for complete financial statements. They should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on February 26, 2025.
These unaudited condensed consolidated interim financial statements include the accounts of the Company and entities consolidated under US GAAP, follow the same accounting policies and methods of application as the Company's most recent annual audited consolidated financial statements, and reflect all adjustments of a normal recurring nature necessary for fair financial statement presentation. Significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Unless otherwise indicated, all amounts in the following tables are in millions except share and per share amounts.
Note 2. Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require enhanced annual disclosures within rate reconciliations and disaggregated income taxes paid information. The amendments are effective for the Company for the fiscal year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which will require disaggregated disclosure of specific expense categories in the notes to the financial statements. The amendments are effective for the Company for the fiscal year ended December 31, 2027, and interim periods in the fiscal year ended December 31, 2028.
The Company is in the process of evaluating the impact that the above pronouncements may have on its consolidated financial statements and related disclosures.

RB Global, Inc.	7

Note 3. Acquisitions
On March 10, 2025, the Company entered into an agreement to acquire J.M. Wood Auction Co., Inc. ("J.M. Wood"), an auction business located in Alabama, United States, for approximately $235 million, subject to certain adjustments. The purchase price will be paid in cash, with 67% of the estimated purchase price paid at closing and the remainder (subject to post-closing adjustments) to be paid in equal installments on the first, second, and third anniversaries of closing. In addition to the purchase price, the Company will pay an agreed upon amount for inventory held for auction at the time of closing.
The acquisition is expected to be completed in the second or third quarter of 2025, subject to customary closing conditions, including, among other conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The purchase agreement also contains certain rights to terminate the agreement by either the sellers or the Company.
Note 4. Segment Information
The Company has one operating and reportable segment which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses the performance of the business and allocates resources.
The information used by the CODM to assess performance and allocate resources includes various measures of segment profit, however, for the purposes of the disclosures required by ASC 280, Segment Reporting, the Company has determined that the measure most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements is net income. Consolidated financial information is used to monitor forecast versus actual results in order to make key operating decisions. The CODM does not evaluate the performance of the Company or allocate resources at any level below the consolidated level or based on the Company's assets or liabilities.
The following table presents the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM, reconciled to the segment’s net income:

	Three months ended March 31,
	2025	2024
Total revenue	$1,108.6	$1,064.7
Significant segment expenses
Costs of services	361.9	353.0
Cost of inventory sold	235.0	196.6
Selling, general and administrative	205.0	198.1
Acquisition-related and integration costs	3.1	12.8
Depreciation and amortization	114.5	107.7
Interest expense	49.9	63.9
Income tax expense	29.6	32.5
Other segment items[1]	(3.7)	(7.3)
Net income	$113.3	$107.4
1 Other segment items consist of gain on disposition of property, plant and equipment, change in fair value of derivatives, net, interest income, and foreign exchange loss, as reported on the consolidated income statements.

RB Global, Inc.	8

Note 5. Revenue
The following table presents revenue disaggregated by type:

	Three months ended March 31,
	2025	2024
Transactional seller revenue	$216.8	$238.6
Transactional buyer revenue	556.7	525.4
Marketplace services revenue	79.0	85.1
Total service revenue	852.5	849.1
Inventory sales revenue	256.1	215.6
Total revenue	$1,108.6	$1,064.7
The following table presents revenue disaggregated by geographic area, based on the location of the underlying auction activity or rendering of services:

	Three months ended March 31,
	2025	2024
United States	$854.7	$791.2
Canada	124.9	142.4
Europe	90.6	87.1
Australia	17.1	27.6
Other	21.3	16.4
Total revenue	$1,108.6	$1,064.7
Note 6. Operating Expenses
Acquisition-Related and Integration Costs
Acquisition-related and integration costs consist of operating expenses incurred in connection with business combinations, such as due diligence, financing, investment-banking, consulting, advisory, legal, severance, integration and other acquisition-related costs.
The following table presents acquisition-related and integration costs by significant acquisition:

	Three months ended March 31,
	2025	2024
IAA acquisition	$2.1	$12.6
Other acquisitions	1.0	0.2
Acquisition-related and integration costs	$3.1	$12.8

RB Global, Inc.	9

Note 6. Operating Expenses (continued)
Depreciation and Amortization

	Three months ended March 31,
	2025	2024
Depreciation	$26.3	$24.9
Amortization	88.2	82.8
Depreciation and amortization	$114.5	$107.7
Note 7. Income Taxes

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

The variance in the Company's effective tax rate of 20.7% for the three months ended March 31, 2025 and the statutory federal and provincial tax rate in British Columbia, Canada of 27.0% relates primarily to deductions for share-based payments in excess of the related book expense and estimated income taxed in jurisdictions with lower tax rates.

The Company is routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge the manner in which the Company has filed its tax returns and reported its income.

On December 3, 2024, the CRA issued the Company a Notice of Assessment and Statement of Interest for CA $79.1 million (Canadian dollars) ($55.0 million), for the taxation years 2010 through 2015, inclusive of CA$37.7 million ($26.2 million) in income taxes, and CA$41.4 million ($28.8 million) in interest and penalties. The CRA is asserting that one of the Company’s Luxembourg subsidiaries, which was in operation from 2010 to 2020, was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
In February 2025, the Company filed a Notice of Objection with the CRA as it believes it is and has been in full compliance with Canadian tax laws and it intends to pursue all available administrative and judicial remedies necessary to resolve this matter. In addition, the Company paid a deposit of CA$39.5 million ($27.4 million) to the CRA in early February 2025, recorded within other non-current assets, the minimum required by law as part of the CRA’s objection process. In the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company.
In the event that the Company’s tax filing position is not upheld by either the CRA or by a court of last resort, the Company would incur and record the amounts assessed in income tax, interest and penalties in its consolidated financial statements, which could have a material negative effect on the Company’s results of operations.
In addition, in late 2024, the CRA requested information regarding the 2016 to 2020 taxation years for the same matter, which the Company provided in January 2025. The Company has not received a notice of assessment relating to the 2016 to 2020 taxation years. Depending on the outcome of this matter, the Company could incur additional income taxes, penalties and interest relating to the 2016 to 2020 taxation years, which could have a material negative effect on its results of operations.
At March 31, 2025 and December 31, 2024, the Company has not recorded any amounts relating to this matter in the consolidated financial statements because it is the Company’s conclusion that it is more likely than not that the Company’s tax filing position will ultimately be sustained. The Company is unable to predict the ultimate outcome of this matter and the final disposition of any appeals, which could take numerous years to resolve.

RB Global, Inc.	10

Note 8. Earnings Per Share Available to Common Stockholders

	Three months ended March 31,
	2025	2024
Net income available to common stockholders	$102.9	$97.1
Basic weighted average shares outstanding	184,824,362	183,059,321
Weighted average effect of dilutive securities:
Share units	919,988	825,864
Stock options and employee share purchase plan	608,624	695,869
Diluted weighted average shares outstanding	186,352,974	184,581,054
Earnings per share available to common stockholders:
Basic	$0.56	$0.53
Diluted	$0.55	$0.53
Note 9. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

	Three months ended March 31,
	2025	2024
Trade and other receivables	$(54.1)	$(220.0)
Prepaid consigned vehicle charges	6.7	6.4
Inventory	(10.5)	(13.0)
Advances against auction contracts	(7.9)	4.4
Prepaid expenses and deposits	8.4	(9.4)
Income taxes receivable	10.9	(4.8)
Auction proceeds payable	177.3	165.0
Trade and other liabilities	(173.7)	(62.1)
Income taxes payable	(18.8)	25.0
Operating lease obligations	(33.5)	(33.7)
Other, including CRA deposit	(30.2)	0.4
Net changes in operating assets and liabilities	$(125.4)	$(141.8)
Other Supplemental Cash Flow Information

	Three months ended March 31,
	2025	2024
Interest paid, net of interest capitalized	$73.6	$85.6
Interest received	3.0	6.6
Net income taxes paid	43.2	23.0
Non-cash purchase of property, plant and equipment under finance lease	12.5	2.3
Non-cash operating right of use assets obtained in exchange for new lease obligations	18.9	27.6

RB Global, Inc.	11

Note 10. Fair Value Measurement
The following table summarizes the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		March 31, 2025		December 31, 2024
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$75.0	$75.1	$53.6	$53.3
Contingent consideration liability	Level 3	4.9	4.9	4.8	4.8
Long-term debt
Secured Notes	Level 1	545.2	561.0	544.8	563.8
Unsecured Notes	Level 1	791.3	837.0	790.9	837.5
Term loans	Level 2	1,290.2	1,296.3	1,290.5	1,297.5
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
Note 11. Derivative Financial Instruments
The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on certain loans receivable and significant intercompany balances. The fair value of derivative financial instruments was not material at March 31, 2025 or December 31, 2024. The gross notional amount of forward currency contracts outstanding at March 31, 2025 was $53.7 million (December 31, 2024: $48.1 million).
Note 12. Trade and Other Receivables

	March 31, 2025	December 31, 2024
Advanced charges receivable	$326.4	$347.3
Trade accounts receivable	385.8	301.7
Consumption taxes receivable	10.3	25.6
Loans receivable	42.3	35.4
Other receivables	12.9	6.6
Trade and other receivables, gross	777.7	716.6
Less: allowance for credit losses	(7.3)	(7.2)
Trade and other receivables, net	$770.4	$709.4
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

RB Global, Inc.	12

Note 12. Trade and Other Receivables (continued)
Allowance for Credit Losses
The following table presents the activity in the allowance for expected credit losses:

	Three months ended March 31,
	2025	2024
Allowance for credit losses, beginning of period	$7.2	$6.4
Provision	1.1	3.2
Write-offs charged against the allowance	(1.0)	(1.2)
Allowance for credit losses, end of period	$7.3	$8.4
Loans Receivable
The following table presents the consolidated balance sheet presentation of the loans receivable:

	March 31, 2025	December 31, 2024
Loans receivable
Trade and other receivables	$42.3	$35.4
Other non-current assets	32.7	18.2
Total loans receivable	$75.0	$53.6
The Company participates in certain lending arrangements that are fully collateralized and secured by certain equipment, and in some arrangements, also secured by other assets. These arrangements typically have terms of one to five years. In an event of default under these agreements, the Company will be entitled to the proceeds of disposition of the collateral to recover its loans receivable balance. The related allowance for credit losses is not significant.
Note 13. Trade and Other Liabilities

	March 31, 2025	December 31, 2024
Accrued liabilities	$193.2	$237.3
Trade payables	142.5	139.7
Book overdrafts	167.9	276.5
Deferred revenue	18.9	20.6
Taxes payable	56.9	63.4
Current portion of finance leases and equipment financing obligations	27.4	26.0
Share unit liabilities	9.4	8.4
Other payables	2.8	10.1
Trade and other liabilities	$619.0	$782.0
Taxes payable includes value added tax, sales tax, and digital services tax.

RB Global, Inc.	13

Note 14. Debt

	Interest Rate [1]	March 31, 2025	December 31, 2024
Short-term debt	6.48%	$62.8	$27.7

Long-term debt:
Term loans (maturing September 2026):
Term Loan A Facility loan denominated in Canadian dollars, secured	5.27%	71.2	72.5
Term Loan A Facility loan denominated in US dollars, secured	6.64%	1,225.0	1,225.0
Less: unamortized debt issuance costs		(6.0)	(7.0)
Senior secured and unsecured notes:
Senior secured notes due in March 2028	6.75%	550.0	550.0
Less: unamortized debt issuance costs		(4.8)	(5.2)
Senior unsecured notes due in March 2031	7.75%	800.0	800.0
Less: unamortized debt issuance costs		(8.7)	(9.1)
Total long-term debt		2,626.7	2,626.2
Less: current portion of long-term debt		4.1	4.1
Long-term debt		$2,622.6	$2,622.1
1 Interest rates on short-term debt and term loans reflect the weighted-average interest rates on borrowings as of March 31, 2025.
At March 31, 2025, the Company had unused committed revolving credit facilities aggregating $676.0 million that are available until September 2026, subject to certain covenant restrictions, and unused uncommitted revolving credit facilities aggregating $15.0 million with no maturity date. The Company was in compliance with all financial and other covenants applicable to the credit facilities at March 31, 2025.
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
On April 3, 2025, the Company amended the Credit Agreement to, among other things, increase the aggregate principal amount of Revolving Facilities from $750.0 million to $1.3 billion, reduce the USD TLA Facility from $1.225 billion to $950.0 million, reduce certain loan margins and fees, adjust certain covenants for more financial flexibility, and extend the maturity of the Credit Agreement from September 21, 2026 to April 3, 2030. TLA Facility loans bear interest at a benchmark rate plus an applicable margin and are subject to quarterly installment payments of 1.25% of principal, with the balance payable at maturity. As of March 31, 2025, there are no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt, however, with the refinancing completed in April 2025, quarterly installment payments will begin in the third quarter of 2025.
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

RB Global, Inc.	14

Note 15. Temporary Equity, Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common stock and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of March 31, 2025. The Series A Senior Preferred Shares carry a 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor.
On the fourth anniversary of the issuance date of February 1, 2023, holders will have the right to increase the preferred dividend to 7.50%, and on the ninth anniversary of the issuance date, holders will have the right to increase the preferred dividend to a fixed percentage equal to the greater of (a) 600 bps over the daily simple SOFR as then in effect and (b) 10.50%, subject, in each case, to the Company’s right to redeem the Series A Senior Preferred Shares for which a dividend rate increase has been demanded.
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at March 31, 2025.
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
During the three months ended March 31, 2025, holders of the Series A Senior Preferred Shares were entitled to preferred dividends of $6.7 million (three months ended March 31, 2024 - $6.7 million) and participating dividends of $1.9 million (three months ended March 31, 2024 - $1.8 million).
Redeemable Non-controlling Interest
Redeemable non-controlling interest relates to a put/call agreement with one of the minority unitholders of VeriTread under which the holder can put its remaining 21% interest in VeriTread to the Company if certain performance targets are met. At March 31, 2025 the Company assessed that redemption of the redeemable non-controlling interest remains probable and that there has been no material change to the estimated redemption value.
The Company has separately recognized a 4% non-controlling interest in VeriTread within stockholders' equity as that interest is not redeemable.

RB Global, Inc.	15

Note 15. Temporary Equity, Equity and Dividends (continued)
Common Stock Dividends
The following table summarizes the details of common stock dividends declared and paid during the three months ended March 31, 2025 and 2024:

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Three months ended March 31, 2025:
Fourth quarter 2024	January 17, 2025	$0.29	February 14, 2025	$53.5	March 3, 2025
Three months ended March 31, 2024:
Fourth quarter 2023	January 19, 2024	$0.27	February 9, 2024	$49.3	March 1, 2024
Subsequent to March 31, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.29 per common share, payable on June 20, 2025 to common stockholders of record on May 29, 2025.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment, a component of other comprehensive income (loss), includes the following:

	Three months ended March 31,
	2025	2024
Gains (losses) on intercompany foreign currency transactions of a long-term investment nature	$3.1	$(4.3)
Note 16. Share-based Payments
The following table presents the components of share-based payment expense by consolidated income statement classification:

	Three months ended March 31,
	2025	2024
Selling, general and administrative:
Stock option compensation expense	$0.4	$1.5
Equity-classified share units	11.6	8.3
Liability-classified share units	0.8	1.3
Employee share purchase plan	2.6	2.9
	15.4	14.0
Acquisition-related and integration costs:
Acceleration of share-based payments expense	—	0.9
Share-based continuing employment costs	0.2	0.2
	0.2	1.1
	$15.6	$15.1

RB Global, Inc.	16

Note 16. Share-based Payments (continued)
Share units
The following table presents share unit activity for the three months ended March 31, 2025:

	Equity-classified						Liability-classified
	Performance Share Units (Performance Conditions)		Performance Share Units (Market Conditions)		Restricted Share Units		Deferred Share Units
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2024	450,175	$64.73	268,954	$105.53	607,805	$66.00	73,490	$40.29
Granted	148,585	95.64	148,355	139.95	436,754	97.16	219	97.30
Vested and settled	(132,018)	58.74	—	—	(250,885)	62.27	—	—
Forfeited	(2,930)	67.31	(1,645)	120.49	(11,630)	69.99	—	—
Outstanding at March 31, 2025	463,812	$76.32	415,664	$117.76	782,044	$84.54	73,709	$40.45

Performance Share Units ("PSUs")
During the three months ended March 31, 2025, the Company granted PSUs to executives and senior employees, approximately half of which have performance vesting conditions and approximately half of which have market vesting conditions, conditional upon the Company's total shareholder return relative to a peer group. The PSUs have three-year performance and market vesting periods.
The fair values of PSUs with performance vesting conditions were estimated using the closing price of the Company's common shares listed on the NYSE on the respective grant dates and the fair value of PSUs with market vesting conditions was estimated using a Monte Carlo simulation model on the respective grant dates, incorporating the following significant assumptions, presented on a weighted average basis:

	Three months ended March 31,
	2025	2024
Risk free interest rate	4.0%	4.5%
Expected lives of the PSUs	3 years	3 years
Expected volatility	30.5%	32.2%
Average expected volatility of comparable companies	34.7%	48.3%
Restricted Share Units ("RSUs")
During the three months ended March 31, 2025, the Company granted RSUs to employees which have service vesting conditions. The RSUs vest over a three-year graded vesting period or cliff vest after three years, depending on the terms of the grant.
The fair values of RSUs were estimated using the closing price of the Company's common shares listed on the NYSE on the respective grant dates.

RB Global, Inc.	17

Table of Content
Note 17. Leases
The following table presents the components of lease expense:

	Three months ended March 31,
	2025	2024
Operating lease cost	$63.0	$60.8
Finance lease cost
Amortization of leased assets	3.9	2.7
Interest on lease liabilities	0.8	0.4
Short-term lease cost	3.3	5.4
Sublease income	(0.3)	(0.2)
	$70.7	$69.1
Note 18. Contingencies
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
During the three months ended March 31, 2025, the Company recorded an expense of $1.1 million (three months ended March 31, 2024 - $1.3 million) reflecting changes to the estimated fair value of certain share-based payment awards. Any changes to the estimated payment amount to Ms. Fandozzi as a result of the settlement of the matter could be material.
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
At March 31, 2025, there were $125.7 million of assets guaranteed under contract, of which 99% is expected to be sold prior to June 30, 2025, with the remainder to be sold by December 31, 2025 (at December 31, 2024 - $39.1 million, of which 44% was expected to be sold prior to the end of March 31, 2025, with the remainder expected to be sold by December 31, 2025). The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

RB Global, Inc.	18

Table of Content
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

•the effect of any tariffs on our results of operations; and
•financing available to us from our credit facilities or other sources, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs.
While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which are available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.
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
In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable U.S. GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within this document (refer to pages 29-34).

1 GTV represents total proceeds from all items sold on our auctions and online marketplaces, third-party online marketplaces, private brokerage services and other disposition channels.

RB Global, Inc.	19

Table of Content
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
Our marketplace brands include Ritchie Bros., the world's largest auctioneer of commercial assets and vehicles offering online bidding, and IAA, Inc. ("IAA"), a leading global digital marketplace connecting vehicle buyers and sellers. Our portfolio of brands also includes Rouse Services ("Rouse"), which provides a complete end-to-end asset management, data-driven intelligence and performance benchmarking system; SmartEquip Inc. ("SmartEquip"), an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers ("OEMs") and dealers; and VeriTread LLC ("VeriTread"), an online marketplace for heavy haul transport.
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
Our customers primarily include automotive insurance companies, as well as end users, dealers, fleet owners, and OEMs of commercial assets and vehicles. We also serve customers in the agriculture, energy, and natural resources sectors, as well as government entities.
We have a global presence, primarily with operations in the United States, Canada and across Europe, and employ more than 7,900 full-time employees worldwide, of which approximately 67% are located in the United States.
Proposed Acquisition
On March 10, 2025, we entered into a definitive equity purchase agreement to acquire J.M. Wood Auction Co., Inc. ("J.M Wood") for approximately $235.0 million in cash consideration, subject to certain adjustments. Under the terms of the agreement, 67% of the estimated purchase price will be paid at closing and the remainder (subject to post-closing adjustments) will be paid in equal installments on the first, second and third anniversaries of the date of closing. In addition to the purchase price, we will pay an agreed upon amount for inventory held for auction at the time of closing.
Founded in 1973, J.M. Wood focuses on the auction of commercial construction and transportation assets in Alabama and adjacent states and has deep local relationships and experience with municipal customers. The proposed acquisition of J.M. Wood is expected to enhance our geographic coverage, expand our customer base in the United States and bring in deep industry knowledge to further our commitment to putting our partners and customers first. The J.M Wood team will also bring along a hard-working family culture, which is aligned with R.B Global's roots.
We currently expect the acquisition to be completed in the second or third quarter of 2025, subject to customary closing conditions, including required regulatory clearances.
Service Offerings
We provide a global marketplace for our partners and customers to buy and sell a variety of asset classes by leveraging our proprietary transaction solutions, services and market insights. We offer various branded solutions to help our partners and customers more efficiently manage their asset lifecycles and improve on their return on investments. For a complete list of our branded solutions, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.
Contract Options
We offer consignors several contract options to meet their individual needs and sale objectives for selling assets, which include:
•Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
•Fixed fee commission contracts, where the consignor receives the gross proceeds from the sale less a fixed flat fee; and

RB Global, Inc.	20

Table of Content
•Guarantee contracts, where the consignor receives a guaranteed minimum amount plus an additional amount if proceeds exceed a specified level.

We also offer our customers the option to enter into inventory contracts, where we purchase assets before they are resold in the auctions or marketplaces. We may also sell consigned assets or purchased inventory in private sales transactions.
Value-added Services
We also provide a wide array of value-added services to make the process of selling and buying equipment and vehicles convenient for our customers, including refurbishment services such as repair, paint and make-ready services, and parts services to connect equipment owners with parts manufacturers, inspection and appraisals, financial services through Ritchie Bros. Financial Services ("RBFS"), loan payoff services through IAA, end-to-end transportation and logistics services, as well as other services such as insights, data intelligence, performance benchmarking solutions, and title and liens processing. We offer equipment listing services under the RitchieList and Boom & Bucket brands in North America and the Mascus brand in Europe to make private selling more efficient and safe for customers, including a secure transaction management service, complete with invoicing. We also provide an innovative technology platform that supports customers' vehicle merchandising and selling.
Revenue Mix Fluctuations
Our revenue continues to be comprised of service revenue and inventory sales revenue. Total service revenue includes revenue by customer type, between revenue earned from buyers or sellers who transact in live and online auctions, online marketplaces and private brokerages, as well as marketplace services revenue, revenue earned from optional services provided to our customers.
Transactional seller revenue includes commissions, pre-negotiated or fixed, as well as certain auction-related fees earned from sellers to complete the sale of an asset, such as towing to our yards, liens search, title processing and online listing and inspection fees.
Transactional buyer revenue includes buyer transaction fees based on a tiered structure earned from purchasers upon purchase of an asset, as well as other auction-related fees earned from buyers to complete the purchase of an asset, such as title processing, late-pick up, salvage buyer platform registration and other administrative processing charges.
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
Macroeconomic Conditions and Trends
Various macroeconomic conditions and trends, such as inflationary pressures, including as a result of tariffs, and interest rate volatility, impact our business, GTV and operating costs. In addition, our GTV is impacted by the combination of unit volume growth and changes in average selling prices.
In our CC&T sector, the need for transaction solutions following the surge experienced post-pandemic has normalized. Customers are increasingly delaying decisions over disposition of assets as they evaluate the current business conditions in the face of an uncertain macro environment, global trade tensions and changing trade policies, negatively impacting our unit volume growth of higher value assets. In addition, market uncertainty in the construction and transportation end markets is putting pressure on asset prices within the sector. Our customers and partners continue to experience lower equipment utilization rates, weaker end market demand, a higher interest rate environment, and higher costs to acquire new assets, resulting in delays in replacing or adding assets to their existing asset base. These trends are contributing to a lower need for our customers to transact equipment.

RB Global, Inc.	21

Table of Content
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
Performance Overview and Consolidated Results
For the first quarter of 2025 as compared to the first quarter of 2024:
•Total GTV decreased 6% to $3.8 billion
•Total revenue increased 4% to $1.1 billion
◦Service revenue remained flat at $852.5 million
◦Inventory sales revenue increased 19% to $256.1 million
•Net income increased 5% to $113.3 million
•Net income available to common stockholders increased 6% to $102.9 million
•Diluted earnings per share (“EPS”) available to common stockholders increased 4% to $0.55 earnings per share
•Diluted adjusted EPS available to common stockholders decreased 1% to $0.89 per share
•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 1% to $327.9 million
Other Company Developments
•On April 3, 2025, the Company amended and restated its Credit Agreement dated October 27, 2016, to increase the aggregate principal amount of our multi-currency senior secured revolving credit facilities from $750.0 million to $1.3 billion, and reduce our USD Term Loan A facility aggregate principal amount from $1.2 billion to $950.0 million. As part of the amendment, we also extended the maturity date of the Credit Agreement from September 2026 to April 2030, and reduced our bank spread by approximately 85 basis points and the undrawn revolver fee by approximately 20 basis points.

RB Global, Inc.	22

Table of Content
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated.

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024
Service revenue	$852.5	$849.1	—%
Inventory sales revenue	256.1	215.6	19%
Total revenue	$1,108.6	$1,064.7	4%
Costs of services	361.9	353.0	3%
Cost of inventory sold	235.0	196.6	20%
Selling, general and administrative	205.0	198.1	3%
Acquisition-related and integration costs	3.1	12.8	(76)%
Depreciation and amortization	114.5	107.7	6%
Total operating expenses	$919.5	$868.2	6%
Gain on disposition of property, plant and equipment	0.4	2.4	(83)%
Operating income	189.5	198.9	(5)%
Net income	113.3	107.4	5%
Net income available to common stockholders	102.9	97.1	6%
Effective tax rate	20.7%	23.2%	(250)bps

Total GTV	$3,828.9	$4,077.4	(6)%
Service GTV	3,572.8	3,861.8	(7)%
Inventory GTV	256.1	215.6	19%

Inventory return	$21.1	$19.0	11%
Inventory rate	8.2%	8.8%	(60)bps
Total GTV
Total GTV decreased 6% to $3.8 billion in the first quarter of 2025.
The following summarizes our total GTV by geography and by sector for the periods indicated:

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024
United States	$3,061.1	$3,261.8	(6)%
Canada	488.8	553.5	(12)%
International	279.0	262.1	6%
Total GTV	$3,828.9	$4,077.4	(6)%

RB Global, Inc.	23

Table of Content

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024
Automotive	$2,144.7	$2,105.0	2%
Commercial construction and transportation	1,276.7	1,561.2	(18)%
Other	407.5	411.2	(1)%
Total GTV	$3,828.9	$4,077.4	(6)%
The following table illustrates the breakdown of total lots sold by sector for the periods indicated:

	Three months ended March 31,
			% Change
(in '000's of lots sold, except percentages)	2025	2024	2025 over 2024
Automotive	625.6	584.6	7%
Commercial construction and transportation	87.6	108.8	(19)%
Other	141.9	145.6	(3)%
Total lots sold	855.1	839.0	2%
Total GTV decreased year over year in the first quarter of 2025, driven primarily by lower GTV in our CC&T sector in the United States and Canada. We saw lower GTV as a result of lower lot volumes as consignors are taking a cautious stance amid ongoing market uncertainty, partially offset by a higher average price per lot sold on an improved asset mix. The decrease in GTV was primarily driven by anticipated lower volume within our strategic accounts team, as we benefited in the prior period from certain significant large customer contracts. Partially offsetting the decline in our CC&T sector, we saw higher GTV in our automotive sector due to continued growth from existing partners, as well as year-over-year market share gains, partially offset by a lower average price per lot sold.
Total Revenue
Total revenue increased 4% to $1.1 billion in the first quarter of 2025 primarily due to a 19% increase in inventory sales revenue, while total service revenue remained flat year over year.
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
The following table summarizes key components of total service revenue for the periods indicated:

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024
Transactional seller revenue	$216.8	$238.6	(9)%
Transactional buyer revenue	556.7	525.4	6%
Marketplace services revenue	79.0	85.1	(7)%
Total service revenue	$852.5	$849.1	—%

RB Global, Inc.	24

Table of Content
Total service revenue remained flat in the first quarter of 2025, with transactional buyer revenue increasing 6%, offset by transactional seller revenue decreasing 9% and marketplace services revenue decreasing 7%.
Transactional buyer revenue increased 6%, while total GTV decreased 6%, primarily from higher buyer fees within our automotive sector driven by changes in our buyer fee rate structures implemented in November 2024 and early 2025. Partially offsetting these increases, we saw lower buyer and document fees in line with lower GTV volume in our CC&T sector, despite a higher buyer fee rate structure implemented in early 2025.
Transactional seller revenue decreased 9%, primarily in line with the decrease in service GTV of 7% and a lower commission rate. Although commission rates in both our automotive and CC&T sector increased in the period compared to the prior period, the higher proportion of automotive service GTV in the current quarter led to a lower commission rate overall.
Marketplace services revenue decreased 7% in the first quarter of 2025, primarily driven by the non-repeat of fees earned in our CC&T sector from transportation services provided to a large consignor contract in the United States and lower fees from electronic title and registration services provided in our automotive sector.
Inventory Sales Revenue
Inventory sales revenue increased 19% in the first quarter of 2025, primarily in our CC&T sector due to contract mix. We saw higher inventory volume driven by a significant inventory contract in the transportation sector in the United States within our strategic accounts, partially offset by lower volume in Canada due to fewer inventory contracts in construction.
Costs of Services
In the first quarter of 2025, costs of services increased 3% to $361.9 million primarily driven by higher tow costs from increased activity in our automotive sector and higher employee compensation expenses from changes to our employee benefit plans implemented in the second quarter of 2024 as well as an increase in short-term incentive-based compensation. We also saw an increase in rent expense from the renewal of a lease in California. These increases were partially offset by lower transportation and third-party profit-sharing costs in our CC&T sector due to the non-repeat of a large consignor contract in transportation in the United States.
Cost of Inventory Sold
In the first quarter of 2024, cost of inventory sold increased 20% to $235.0 million, primarily in line with a 19% increase in inventory sales revenue. Our inventory rate declined 60 basis points year over year to 8.2%, attributable to weaker performance in all sectors.
Selling, General and Administrative
In the first quarter of 2025, selling, general and administrative expenses increased 3% to $205.0 million, primarily due to higher technology costs as part of the development of our new payroll and finance cloud computing systems, higher short-term incentive compensation driven by strong performance, higher professional fees primarily driven by an increase in legal costs associated with the departure of our ex-CEO in 2023 and the CRA matter, partially offset by lower rent expense from the termination of the Bolton lease arrangement in Ontario, Canada at the beginning of the year.
Acquisition-related and Integration Costs
In the first quarter of 2025, acquisition-related and integration costs decreased 76% to $3.1 million, primarily due to lower severance and integration costs in connection with the acquisition of IAA.
Operating Income
For the first quarter of 2025, operating income decreased 5% to $189.5 million, driven by higher depreciation and amortization expense from internally developed software and technology assets, higher selling, general and administrative expenses, as well as lower flow-through of service revenue. These decreases were partially offset by lower acquisition-related and integration costs in connection with the acquisition of IAA and higher flow-through of inventory revenue.
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

RB Global, Inc.	25

Table of Content
For the first quarter of 2025, income tax expense decreased by 9% to $29.6 million, and our effective tax rate decreased 250 bps to 20.7%, as compared to the first quarter of 2024 primarily due to increased deductions for share-based payments in excess of the related book expense.
Net Income Attributable to Controlling Interests
In the first quarter of 2025, net income attributable to controlling interests increased 5% to $113.4 million, primarily driven by lower interest expense due to lower long-term debt levels driven by repayments of principal in prior year and lower income tax expense from a lower effective tax rate, partially offset by a decrease in operating income, as discussed above.
Diluted EPS
Diluted EPS available to common stockholders increased 4% to $0.55 per share for the first quarter of 2025, compared to $0.53 per share for the first quarter of 2024. The increase is primarily due to the increase in net income attributable to controlling interests, as discussed above.
U.S. Dollar Exchange Rate Comparison
We conduct global operations in various currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S. dollar	2025	2024	2025 over 2024
Period-end exchange rate - March 31,
Canadian dollar	0.6949	0.7386	(6)%
Euro	1.0819	1.0798	—%
British pound sterling	1.2920	1.2625	2%
Australian dollar	0.6242	0.6521	(4)%

Average exchange rate - Three months ended March 31,
Canadian dollar	0.6966	0.7419	(6)%
Euro	1.0516	1.0861	(3)%
British pound sterling	1.2588	1.2683	(1)%
Australian dollar	0.6273	0.6579	(5)%
In the first quarter of 2025, foreign exchange had an unfavorable impact on total revenue and a favorable impact on expenses when compared to the prior year quarter. These impacts were primarily due to the fluctuations in the Canadian dollar relative to the U.S. dollar.
Non-GAAP Measures
As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.
Adjusted net income available to common stockholders remained flat at $165.2 million in the first quarter of 2025.
Diluted adjusted EPS available to common stockholders decreased 1% to $0.89 per share in the first quarter of 2025.
Adjusted EBITDA decreased 1% to $327.9 million in the first quarter of 2025.
Refer to the non-GAAP measures section below on pages 29-34 for further information.
Debt
Our Credit Agreement is comprised of multicurrency revolving facilities and the Term Loan A facility. The TLA Facility is comprised of a facility denominated in US dollars (the "USD TLA Facility"), and a facility denominated in Canadian dollars (the "CAD TLA Facility"). On April 3, 2025, the Company amended the Credit Agreement to, among other things, increase the aggregate principal amount of the revolving facilities from $750.0 million to $1.3 billion, reduce the USD TLA Facility from $1.2 billion to $950.0

RB Global, Inc.	26

Table of Content
million, reduce certain loan margins and fees, adjust certain covenants for more financial flexibility, and extend the maturity of the Credit Agreement from September 21, 2026 to April 3, 2030. The TLA Facility loans are subject to quarterly installment payments of 1.25% of principal, with the balance payable at maturity. As of March 31, 2025, there were no mandatory principal repayments remaining on the USD TLA Facility until maturity of the debt; however, with the refinancing completed on April 3, 2025, quarterly installment payments will begin in the third quarter of 2025.
At March 31, 2025, the Company also had $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the "Secured Notes"), and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the "Unsecured Notes") (collectively, the "Notes"). These Notes were used, along with the USD TLA Facility, to fund the acquisition of IAA in March 2023, and accrue interest to be paid in cash semi-annually in arrears. The Secured Notes are jointly and severally guaranteed on a senior secured basis and the Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
The below were our committed and uncommitted revolving credit facilities at March 31, 2025 and December 31, 2024:

(in U.S. dollars in millions)	March 31, 2025	December 31, 2024
Committed
Multicurrency revolving credit facilities	$750.0	$750.0
Uncommitted
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities	$765.0	$765.0
Unused
Multicurrency revolving credit facilities	$676.0	$705.9
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities unused	$691.0	$720.9

Debt Covenants
We were in compliance with all financial and other covenants applicable to our credit facilities at March 31, 2025.
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
For more information on our debt, see "Item 1 – Financial Statements: Note. 14 Debt" in our consolidated financial statements.
Liquidity and Capital Resources
Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to preferred equity holders, (ii) settlement of contracts with consignors, partners and other suppliers, (iii) personnel expenditures, with a majority of short-term incentive compensation paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments, including interest, on our short-term debt, as well as principal and interest payments on our long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances.

RB Global, Inc.	27

Table of Content
On December 3, 2024, the Canadian Revenue Agency ("CRA") issued the Company a Notice of Assessment and Statement of Interest (“NOA”) for CA $79.1 million (Canadian dollars) (approximately $55.0 million) for additional taxes, interest and penalties with respect to the Company's Luxembourg subsidiary relating to taxation years 2010 through 2015. In February 2025, the Company filed a Notice of Objection with the CRA as it believes it is and has been in full compliance with Canadian tax laws and to begin the appeal process, paid a required deposit of 50% of the assessed amount, or CA$39.5 million (approximately $27.4 million) to the CRA. In the event the Company's tax filing position is not upheld, the Company would be required to pay the remaining 50% of the assessed amount with interest. However, in the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company. The matter is expected to take years to resolve. The CRA has also requested information regarding the 2016 to 2020 taxation years for the same matter. For more information on the matter, see "Item 1 – Financial Statements: Note. 7 Income Taxes" in our consolidated financial statements.
We believe that our existing working capital and availability under our revolving facilities are sufficient to satisfy our present operating requirements and contractual obligations, including to fund the potential acquisition of J.M. Wood, which will be a material cash requirement upon closing. In the current interest rate environment, the Company intends to continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
Our long-term cash requirements include scheduled principal and interest payments of long-term debt on the TLA Facility of $1.3 billion and the Notes of $1.4 billion, repayment of any drawn funds under our revolving credit facilities, as well as scheduled repayments of operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. For more information on our debt and leases, see "Item 1 – Financial Statements: Note. 14 Debt" and "Item 1 – Financial Statements: Note. 17 Leases," respectively, in our consolidated financial statements, as well as in our audited consolidated financial statements for the year ended December 31, 2024.
Cash provided by operating activities can fluctuate significantly from period to period. We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $691.0 million, is sufficient to fund our current and planned operating activities.
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
Cash Flows

	Three months ended March 31,
			Change
(in U.S. dollars in millions)	2025	2024	2025 over 2024
Cash provided by (used in):
Operating activities	$156.8	$124.8	$32.0
Investing activities	(101.9)	(77.5)	(24.4)
Financing activities	(45.0)	(190.9)	145.9
Effect of changes in foreign currency rates	3.1	(6.9)	10.0
Net decrease in cash, cash equivalents, and restricted cash	$13.0	$(150.5)	$163.5
Net cash provided by operating activities was $156.8 million in the first three months of 2025, as compared to net cash provided by operating activities of $124.8 million in the first three months of 2024. Net cash provided by operating activities increased $32.0 million partially due to a lower cash outflow from the net change in operating assets and liabilities of $16.4 million, as well as
1 We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

RB Global, Inc.	28

Table of Content
higher net income from operations. The net change in operating assets and liabilities was primarily driven by the timing and size our auctions, higher prepaid costs recognized in the prior period in connection with transportation services provided to a large consignor contract in the United States in our CC&T sector, and lower incentive-based employee compensation costs. These lower cash outflows were partially offset by increases in cash outflows relating to timing of book overdrafts, higher income tax payments as a result of strong performance, the required deposit paid in connection with the CRA matter, and the timing of recovery of advances from customers.
Net cash used in investing activities was $101.9 million in the first three months of 2025, as compared to net cash used in investing activities of $77.5 million in the first three months of 2024. The increase is primarily due to an increase in the issuance of loans receivable in our financing business in the current period, and higher capital expenditures on property, plant and equipment, mainly relating to purchases of property.
Net cash used in financing activities was $45.0 million in the first three months of 2025, as compared to net cash used in financing activities of $190.9 million in the first three months of 2024. The decrease in cash outflow is primarily driven by the repayment of a $150.0 million debt on our USD TLA Facility in the prior period and higher borrowings on our short-term debt in the current period. These decreases in cash outflow are partially offset by lower proceeds received from the exercise of stock options and higher dividend payments made to common stockholders in the current period.
Dividend Information
We declared a dividend of $0.29 per common share for each of the quarters ended December 31, 2024, September 30, 2024, and June 30, 2024, and $0.27 per common share for the quarter ended March 31, 2024. We have declared, but not yet paid, a dividend of $0.29 per common share for the quarter ended March 31, 2025. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.
Debt over Net Income
Debt at the end of the first quarter of 2025 represented 6.4 times net income at and for the trailing twelve months ended March 31, 2025, compared to 8.6 times net income at and for the trailing twelve months ended March 31, 2024. The decrease in this debt/net income multiplier was primarily due to lower levels of debt driven by repayments of principal on our TLA Facility. The adjusted net debt/adjusted EBITDA was 1.6 times at and for the trailing twelve months ended March 31, 2025, compared to 2.0 times at and for the trailing twelve months ended March 31, 2024. The decrease in this debt/net income multiplier was due to the same reasons as discussed above.
Critical Accounting Policies, Judgments, Estimates and Assumptions
In preparing our consolidated financial statements in conformity with US GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. At March 31, 2025, there were no material changes in our critical accounting policies, and there were no material changes in judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

RB Global, Inc.	29

Table of Content
Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders Reconciliation
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results. Please refer to page 34 for a summary of adjusting items.
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
The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

	Three months ended March 31,
			% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2025	2024	2025 over 2024
Net income available to common stockholders	$102.9	$97.1	6%
Share-based payments expense	14.4	13.3	8%
Acquisition-related and integration costs	3.1	12.8	(76)%
Amortization of acquired intangible assets	68.3	69.6	(2)%
Gain on disposition of property, plant and equipment and related costs	(0.2)	(1.8)	(89)%
Prepaid consigned vehicles charges	(0.3)	(2.1)	(86)%
Other legal, advisory, restructuring and non-income tax expenses	3.9	2.2	77%
Executive transition costs	2.7	1.7	59%
Related tax effects of the above	(27.3)	(24.8)	10%
Related allocation of the above to participating securities	(2.3)	(2.5)	(8)%
Adjusted net income available to common stockholders	$165.2	$165.5	—%
Weighted average number of dilutive shares outstanding	186,352,974	184,581,054	1%
Diluted earnings per share available to common stockholders	$0.55	$0.53	4%
Diluted adjusted earnings per share available to common stockholders	$0.89	$0.90	(1)%

Adjusted EBITDA Reconciliation
We believe adjusted EBITDA provides useful information about the growth or decline of our net income when compared between different financial periods. We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and it provides management with the ability to monitor its controllable incremental revenues and costs.

Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described on page 34.
The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

RB Global, Inc.	30

Table of Content

	Three months ended March 31,
			% Change
			2025 over
(in U.S. dollars in millions, except percentages)	2025	2024	2024
Net income	$113.3	$107.4	5%
Add: depreciation and amortization	114.5	107.7	6%
Add: interest expense	49.9	63.9	(22)%
Less: interest income	(3.0)	(6.6)	(55)%
Add: income tax expense	29.6	32.5	(9)%
EBITDA	304.3	304.9	—%
Share-based payments expense	14.4	13.3	8%
Acquisition-related and integration costs	3.1	12.8	(76)%
Gain on disposition of property, plant and equipment and related costs	(0.2)	(1.8)	(89)%
Prepaid consigned vehicles charges	(0.3)	(2.1)	(86)%
Other legal, advisory, restructuring and non-income tax expenses	3.9	2.2	77%
Executive transition costs	2.7	1.7	59%
Adjusted EBITDA	$327.9	$331.0	(1)%

RB Global, Inc.	31

Table of Content
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

	At and for the twelve months ended March 31,
					% Change
(in U.S. dollars in millions, except percentages)	2025		2024		2025 over 2024
Short-term debt	$62.8		$24.8		153%
Long-term debt	2,626.7		2,926.2		(10)%
Debt	2,689.5		2,951.0		(9)%
Less: cash and cash equivalents	(578.1)		(462.8)		25%
Adjusted net debt	2,111.4		2,488.2		(15)%
Net income	$418.7		$341.6		23%
Add: depreciation and amortization	451.2		423.7		6%
Add: interest expense	219.7		256.8		(14)%
Less: interest income	(22.6)		(22.3)		1%
Add: income tax expense	134.4		118.1		14%
EBITDA	1,201.4		1,117.9		7%
Share-based payments expense	57.4		52.2		10%
Acquisition-related and integration costs	19.3		102.7		(81)%
Loss (gain) on disposition of property, plant and equipment and related costs	0.4		(2.5)		NM
Remeasurements in connection with business combinations	1.2		—		NM
Prepaid consigned vehicles charges	(3.0)		(56.6)		(95)%
Other legal, advisory, restructuring and non-income tax expenses	15.1		4.1		268%
Executive transition costs	7.7		13.7		(44)%
Adjusted EBITDA	$1,299.5		$1,231.5		6%
Debt/net income	6.4	x	8.6	x	(26)%
Adjusted net debt/adjusted EBITDA	1.6	x	2.0	x	(20)%

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

RB Global, Inc.	32

Table of Content
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
The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	At and for the twelve months ended March 31,
			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024
Net income attributable to controlling interests	$419.1	$342.0	23%
Add:
Interest expense	219.7	256.8	(14)%
Interest income	(22.6)	(22.3)	1%
Interest, net	197.1	234.5	(16)%
Tax on interest, net	(48.4)	(56.9)	(15)%
Reported return	$567.8	$519.6	9%

Add:
Share-based payments expense	57.4	52.2	10%
Acquisition-related and integration costs	19.3	102.7	(81)%
Amortization of acquired intangible assets	273.6	279.2	(2)%
Loss (gain) on disposition of property, plant and equipment and related costs	0.4	(2.5)	NM
Remeasurements in connection with business combinations	1.2	0.1	1100%
Prepaid consigned vehicles charges	(3.0)	(56.6)	(95)%
Other legal, advisory, restructuring and non-income tax expenses	15.1	4.1	268%
Executive transition costs	7.7	13.7	(44)%
Related tax effects of the above	(94.0)	(87.0)	8%
Adjusted return	$845.5	$825.5	2%

Short-term debt - opening balance	$24.8	$23.6	5%
Short-term debt - ending balance	62.8	24.8	153%
Average short-term debt	43.8	24.2	81%
Long-term debt - opening balance	2,926.2	3,220.4	(9)%
Long-term debt - ending balance	2,622.6	2,926.2	(10)%
Average long-term debt	2,774.4	3,073.3	(10)%
Preferred equity - opening balance	482.0	482.0	—%
Preferred equity - ending balance	482.0	482.0	—%
Average preferred equity	482.0	482.0	—%
Stockholders' equity - opening balance	5,066.3	4,861.5	4%
Stockholders' equity - ending balance	5,283.5	5,066.3	4%
Average stockholders' equity	5,174.9	4,963.9	4%
Average invested capital	$8,475.1	$8,543.4	(1)%

ROIC	6.7%	6.1%	60bps
Adjusted ROIC	10.0%	9.7%	30bps

NM = Not meaningful

RB Global, Inc.	33

Table of Content
Adjusting Items
Recognized in the first quarter of 2025
•$14.4 million share-based payments expense.
•$3.1 million of acquisition-related and integration costs, primarily relating to integration activities in connection with the acquisition of IAA and acquisition-related costs associated with the potential acquisition of J.M Wood.
•$68.3 million amortization of acquired intangible assets from past acquisitions, primarily IAA.
•$0.2 million gain on disposition of property, plant and equipment and related costs.
•$0.3 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•$3.9 million of other legal, advisory, restructuring and non-income tax expenses, which primarily includes severance associated with the wind-down of our Xcira business, costs incurred for the settlement of remediation costs in connection with a fire at one of our branches, which occurred prior to the acquisition of IAA, as well as costs in connection with the CRA dispute.
•$2.7 million of executive transition costs, primarily legal costs, associated with the departure of our ex-CEO in August 2023.

The adjusting items recognized in our prior quarters are discussed in "Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three months ended March 31, 2025 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of March 31, 2025, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RB Global, Inc.	34

Table of Content
PART II – OTHER INFORMATION
ITEM 1:    LEGAL PROCEEDINGS
We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.
ITEM 1A:    RISK FACTORS
Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which are available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedarplus.com. As of the date of this filing, there have been no material changes to such risk factors. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks occur, our business, financial and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as follows:

•Adam DeWitt, a director of the Company, adopted a new Rule 10b5-1 trading arrangement on March 12, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale shares needed to cover taxes with respect to the vesting of an RSU grant and scheduled to terminate on or before June 13, 2025. Under the trading arrangement, up to an aggregate of approximately 797 shares of common stock are available to be sold by the broker on particular dates;
•Darren Watt, our Chief Legal Officer, adopted a new Rule 10b5-1 trading arrangement on March 12, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and scheduled to terminate on or before June 13, 2025. Under the trading arrangement, up to an aggregate of approximately 14,800 shares of common stock are available to be sold by the broker on particular dates; and
•James Kessler, our Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement on March 17, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and scheduled to terminate on or before March 18, 2026. Under the trading arrangement, up to an aggregate of approximately 45,658 shares of common stock are available to be sold by the broker on particular dates.

RB Global, Inc.	35

Table of Content
ITEM 6:    EXHIBITS
Exhibits
The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit Number	Document
4.1
Second Amended and Restated Shareholder Rights Plan Agreement dated as of February 24, 2025 between RB Global, Inc. and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 41 to the Company’s Annual Report on Form 10-K filed on February 26, 2025)

10.1*
Equity Purchase Agreement by and among Ritchie Bros. Auctioneers (America) Inc., J.M. Wood Auction Co., Inc., the Equityholders of J.M. Wood Auction Co., Inc., and Bryant S. Wood, as Seller Representative, dated March 10, 2025

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101
* Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

RB Global, Inc.	36

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: May 7, 2025	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: May 7, 2025	By:	/s/ Eric J. Guerin
Eric J. Guerin Chief Financial Officer

RB Global, Inc.	37