Form 10-Q
period 2025-06-30
RB GLOBAL INC.
filed 2025-08-06
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 185,599,375 common shares, without par value, outstanding as of July 31, 2025.

RB GLOBAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Expressed in millions of U.S. dollars, except share and per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$887.2	$859.1	$1,739.7	$1,708.2
Inventory sales revenue	298.8	237.0	554.9	452.6
Total revenue	1,186.0	1,096.1	2,294.6	2,160.8
Operating expenses:
Costs of services	353.9	348.8	715.8	701.8
Cost of inventory sold	286.4	222.7	521.4	419.3
Selling, general and administrative	222.2	208.6	427.2	406.7
Acquisition-related and integration costs	2.7	4.1	5.8	16.9
Depreciation and amortization	116.7	110.3	231.2	218.0
Total operating expenses	981.9	894.5	1,901.4	1,762.7
Gain on disposition of property, plant and equipment	—	0.3	0.4	2.7
Loss on deconsolidation	(15.5)	—	(15.5)	—
Operating income	188.6	201.9	378.1	400.8
Interest expense	(47.5)	(59.9)	(97.4)	(123.8)
Interest income	4.0	6.8	7.0	13.4
Other income (loss), net	0.2	(0.2)	0.9	(1.0)
Foreign exchange gain (loss)	0.2	(1.0)	(0.2)	(1.9)
Income before income taxes	145.5	147.6	288.4	287.5
Income tax expense	35.8	36.6	65.4	69.1
Net income	$109.7	$111.0	$223.0	$218.4
Net income (loss) attributable to:
Controlling interests	$109.8	$111.1	$223.2	$218.5
Redeemable non-controlling interests	(0.1)	(0.1)	(0.2)	(0.1)
Net income	$109.7	$111.0	$223.0	$218.4
Net income attributable to controlling interests	109.8	111.1	223.2	218.5
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	(6.7)	(13.4)	(13.4)
Allocated earnings to Series A Senior Preferred Shares	(3.6)	(3.7)	(7.4)	(7.3)
Net income available to common stockholders	$99.5	$100.7	$202.4	$197.8

Basic earnings per share available to common stockholders	$0.54	$0.55	$1.09	$1.08
Diluted earnings per share available to common stockholders	$0.53	$0.54	$1.09	$1.07
Basic weighted average number of shares outstanding	185,365,576	183,887,145	185,096,464	183,473,233
Diluted weighted average number of shares outstanding	186,649,132	184,912,584	186,502,548	184,746,818
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	1

Condensed Consolidated Statements of Comprehensive Income (Expressed in millions of U.S. dollars) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$109.7	$111.0	$223.0	$218.4
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	74.5	(10.5)	85.0	(35.5)
Comprehensive income	$184.2	$100.5	$308.0	$182.9

Comprehensive income (loss) attributable to:
Controlling interests	$184.2	$100.6	$308.0	$183.0
Non-controlling interests	0.1	—	0.2	—
Redeemable non-controlling interests	(0.1)	(0.1)	(0.2)	(0.1)
Comprehensive income	$184.2	$100.5	$308.0	$182.9
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets (Expressed in millions of U.S. dollars, except share data) (Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$710.2	$533.9
Restricted cash	145.8	174.9
Trade and other receivables, net of allowance for credit losses of $7.0 and $7.2, respectively	766.1	709.4
Prepaid consigned vehicle charges	56.8	67.9
Inventory	95.4	121.5
Other current assets	80.0	77.0
Income taxes receivable	84.9	30.2
Total current assets	1,939.2	1,714.8
Property, plant and equipment, net	1,437.3	1,275.4
Operating lease right-of-use assets	1,519.1	1,529.1
Other non-current assets	152.3	98.4
Intangible assets, net	2,567.4	2,668.7
Goodwill	4,533.0	4,511.8
Deferred tax assets	8.8	8.8
Total assets	$12,157.1	$11,807.0
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$578.4	$378.0
Trade and other liabilities	674.9	782.0
Current operating lease liabilities	116.1	113.3
Income taxes payable	6.2	26.2
Short-term debt	89.1	27.7
Current portion of long-term debt	51.3	4.1
Total current liabilities	1,516.0	1,331.3
Long-term operating lease liabilities	1,428.9	1,431.1
Long-term debt	2,529.8	2,622.1
Other non-current liabilities	128.7	97.4
Deferred tax liabilities	608.7	608.7
Total liabilities	6,212.1	6,090.6
Temporary equity:
Series A Senior Preferred Shares, no par value; shares authorized, issued and outstanding: 485,000,000	482.0	482.0
Redeemable non-controlling interest	7.9	8.1
Stockholders' equity:
Senior preferred and junior preferred stock; unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil	—	—
Common stock and additional paid-in capital, no par value; unlimited shares authorized; shares issued and outstanding: 185,543,198	4,304.1	4,258.5
Retained earnings	1,188.5	1,090.3
Accumulated other comprehensive loss	(40.0)	(124.8)
Stockholders' equity	5,452.6	5,224.0
Non-controlling interests	2.5	2.3
Total stockholders' equity	5,455.1	5,226.3
Total liabilities, temporary equity and stockholders' equity	$12,157.1	$11,807.0
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Expressed in millions of U.S. dollars, except where noted) (Unaudited)

	Three months ended June 30, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, March 31, 2025	485,000,000	$482.0	$8.0	185,148,007	$4,256.6	$1,141.3	$(114.4)	$2.4	$5,285.9
Net income (loss)	—	—	(0.1)	—	—	109.8	—	—	109.8
Other comprehensive income	—	—	—	—	—	—	74.4	0.1	74.5
Share-based payments expense	—	—	—	—	24.6	—	—	—	24.6
Issuance of common stock	—	—	—	395,191	22.9	—	—	—	22.9
Tax withholding related to vesting of share units	—	—	—	—	(0.3)	—	—	—	(0.3)
Series A Senior Preferred Share dividends	—	—	—	—	—	(8.5)	—	—	(8.5)
Common stock dividends and dividend equivalents	—	—	—	—	0.3	(54.1)	—	—	(53.8)
Balance, June 30, 2025	485,000,000	$482.0	$7.9	185,543,198	$4,304.1	$1,188.5	$(40.0)	$2.5	$5,455.1

	Three months ended June 30, 2024
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, March 31, 2024	485,000,000	$482.0	$8.4	183,610,424	$4,167.6	$967.7	$(69.0)	$2.3	$5,068.6
Net income (loss)	—	—	(0.1)	—	—	111.1	—	—	111.1
Other comprehensive loss	—	—	—	—	—	—	(10.5)	—	(10.5)
Share-based payments expense	—	—	—	—	17.7	—	—	—	17.7
Issuance of common stock	—	—	—	627,851	29.8	—	—	—	29.8
Tax withholding related to vesting of share units	—	—	—	—	(1.0)	—	—	—	(1.0)
Series A Senior Preferred Share dividends	—	—	—	—	—	(8.5)	—	—	(8.5)
Common stock dividends and dividend equivalents	—	—	—	—	0.5	(50.1)	—	—	(49.6)
Balance, June 30, 2024	485,000,000	$482.0	$8.3	184,238,275	$4,214.6	$1,020.2	$(79.5)	$2.3	$5,157.6
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	4

	Six months ended June 30, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	485,000,000	$482.0	$8.1	184,732,582	$4,258.5	$1,090.3	$(124.8)	$2.3	$5,226.3
Net income (loss)	—	—	(0.2)	—	—	223.2	—	—	223.2
Other comprehensive income	—	—	—	—	—	—	84.8	0.2	85.0
Share-based payments expense	—	—	—	—	38.2	—	—	—	38.2
Issuance of common stock	—	—	—	810,616	27.2	—	—	—	27.2
Tax withholding related to vesting of share units	—	—	—	—	(20.4)	—	—	—	(20.4)
Series A Senior Preferred Share dividends	—	—	—	—	—	(17.1)	—	—	(17.1)
Common stock dividends and dividend equivalents	—	—	—	—	0.6	(107.9)	—	—	(107.3)
Balance, June 30, 2025	485,000,000	$482.0	$7.9	185,543,198	$4,304.1	$1,188.5	$(40.0)	$2.5	$5,455.1

	Six months ended June 30, 2024
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interest	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	485,000,000	$482.0	$8.4	182,843,942	$4,142.2	$918.5	$(44.0)	$2.3	$5,019.0
Net income (loss)	—	—	(0.1)	—	—	218.5	—	—	218.5
Other comprehensive loss	—	—	—	—	—	—	(35.5)	—	(35.5)
Share-based payments expense	—	—	—	—	31.8	—	—	—	31.8
Issuance of common stock	—	—	—	1,394,333	51.9	—	—	—	51.9
Tax withholding related to vesting of share units	—	—	—	—	(12.2)	—	—	—	(12.2)
Series A Senior Preferred Share dividends	—	—	—	—	—	(17.0)	—	—	(17.0)
Common stock dividends and dividend equivalents	—	—	—	—	0.9	(99.8)	—	—	(98.9)
Balance, June 30, 2024	485,000,000	$482.0	$8.3	184,238,275	$4,214.6	$1,020.2	$(79.5)	$2.3	$5,157.6
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	5

Condensed Consolidated Statements of Cash Flows (Expressed in millions of U.S. dollars) (Unaudited)

	Six months ended June 30,
	2025	2024
Cash provided by (used in):
Operating activities:
Net income	$223.0	$218.4
Adjustments for items not affecting cash:
Depreciation and amortization	231.2	218.0
Share-based payments expense	41.6	35.1
Deferred income tax benefit	—	(31.0)
Unrealized foreign exchange loss	0.2	0.4
Gain on disposition of property, plant and equipment	(0.4)	(2.7)
Loss on deconsolidation	15.5	—
Allowance for expected credit losses	1.5	4.9
Amortization of debt issuance costs	4.8	6.7
Amortization of right-of-use assets	78.2	75.8
Other, net	5.5	9.6
Net changes in operating assets and liabilities	(117.8)	(73.1)
Net cash provided by operating activities	483.3	462.1
Investing activities:
Property, plant and equipment additions	(139.1)	(73.9)
Proceeds on disposition of property, plant and equipment	2.1	1.0
Intangible asset additions	(61.2)	(56.2)
Proceeds from repayment of loans receivable	5.1	4.0
Issuance of loans receivable	(33.0)	(5.5)
Other, net	(1.8)	(1.1)
Net cash used in investing activities	(227.9)	(131.7)
Financing activities:
Dividends paid to common stockholders	(107.3)	(98.9)
Dividends paid to Series A Senior Preferred shareholders	(17.1)	(17.0)
Proceeds from exercise of options and share option plans	27.2	51.9
Payment of withholding taxes on issuance of shares	(20.2)	(11.2)
Net increase in short-term debt	56.0	16.2
Proceeds from long-term debt	275.0	—
Repayment of long-term debt	(326.0)	(252.2)
Payment of debt issuance costs	(4.4)	—
Repayment of finance lease and equipment financing obligations	(16.0)	(12.9)
Proceeds from equipment financing obligations	1.9	1.7
Net cash used in financing activities	(130.9)	(322.4)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	22.7	(10.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	147.2	(2.3)
Cash, cash equivalents, and restricted cash, beginning of period	708.8	747.9
Cash, cash equivalents, and restricted cash, end of period	$856.0	$745.6
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	6

Index for Notes to the Condensed Consolidated Financial Statements (Unaudited)

RB Global, Inc.	7

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
On July 14, 2025, the Company completed the acquisition of J.M. Wood Auction Co., Inc. ("J.M. Wood"), an auction business located in Alabama, United States. Refer to Note 3 for further details.
RB Global, Inc. is a company incorporated in Canada under the Business Corporations Act (Ontario), whose shares are publicly traded on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
Basis of Preparation
These unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. They should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on February 26, 2025.
These unaudited condensed consolidated interim financial statements include the accounts of the Company and entities consolidated under U.S. GAAP and reflect all adjustments of a normal recurring nature necessary for fair financial statement presentation. Significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Unless otherwise indicated, all amounts in the following tables are in millions except share and per share amounts.
Note 2. Significant Accounting Policies
These unaudited condensed consolidated interim financial statements follow the same accounting policies and methods of application as the Company's most recent annual audited consolidated financial statements. The following accounting policy was applied during the interim period as a result of the completed transaction to jointly provide vehicle parts dismantling and distribution services through the newly created venture LKQ SYNETIQ. Refer to Note 14 for further details.

RB Global, Inc.	8

Note 2. Significant Accounting Policies (continued)
Equity Method Investments

The Company accounts for investments which it does not control, but has the ability to exercise significant influence over the investee through majority ownership, by applying the equity method of accounting pursuant to Accounting Standards Codification ("ASC") 323, Investments – Equity Method and Joint Ventures. The Company's share of income and losses of equity method investees and impairment losses are recognized in the consolidated income statements during the period that they are incurred. The Company presents distributions received from equity method investees in the consolidated statements of cash flows based on the cumulative earnings approach. Following the cumulative earnings approach, when cumulative distributions less distributions received in prior periods that were deemed returns of investment are in excess of cumulative equity earnings, such excess is considered a return of investment and classified as cash flows from investing activities. The Company evaluates its equity method investments for impairment when events or circumstances suggest that the carrying amount of the investment may be impaired. An impairment loss on an equity method investment is recognized as a component of operating income when a decline in its value is determined to be other-than-temporary.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require enhanced annual disclosures within rate reconciliations and disaggregated income taxes paid information. The amendments are effective for the Company for the fiscal year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which will require disaggregated disclosure of specific expense categories in the notes to the financial statements. The amendments are effective for the Company for the fiscal year ending December 31, 2027, and interim periods in the fiscal year ending December 31, 2028.
The Company is in the process of evaluating the impact that the above pronouncements may have on its consolidated financial statements and related disclosures.
Note 3. Acquisitions
J.M. Wood
On July 14, 2025, the Company completed its acquisition of J.M. Wood, for consideration of approximately $235 million, plus approximately $8 million for inventory held for auction at the time of closing. Approximately 67% of the purchase price, net of certain closing adjustments, was paid on closing with the remainder to be paid in equal installments on the first, second, and third anniversaries of the closing date. The acquisition is expected to expand the Company's geographic coverage and combines J.M. Wood's regional expertise and customer relationships with the Company's global network and technology.
The initial accounting for the acquisition of J.M. Wood is incomplete given the acquisition closed subsequent to the end of the period. The information necessary to prepare the initial accounting and preliminary purchase price allocation has not been received by the date of this filing and accordingly has not been disclosed herein. The Company is currently in the process of gathering and evaluating the necessary information to determine the fair value of the purchase consideration, assets acquired, and liabilities assumed. The preliminary accounting for the acquisition will be included in the Company's third quarter 2025 condensed consolidated interim financial statements.
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

RB Global, Inc.	9

Note 4. Segment Information (continued)
The following table presents the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM, reconciled to the segment’s net income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenue	$1,186.0	$1,096.1	$2,294.6	$2,160.8
Significant segment expenses
Costs of services	353.9	348.8	715.8	701.8
Cost of inventory sold	286.4	222.7	521.4	419.3
Selling, general and administrative	222.2	208.6	427.2	406.7
Acquisition-related and integration costs	2.7	4.1	5.8	16.9
Depreciation and amortization	116.7	110.3	231.2	218.0
Interest expense	47.5	59.9	97.4	123.8
Income tax expense	35.8	36.6	65.4	69.1
Other segment items[1]	11.1	(5.9)	7.4	(13.2)
Net income	$109.7	$111.0	$223.0	$218.4
1 Other segment items consist of gain on disposition of property, plant and equipment, loss on deconsolidation, change in fair value of derivatives, net, interest income, and foreign exchange gain (loss), as reported on the consolidated income statements.
Note 5. Revenue
The following table presents revenue disaggregated by type:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Transactional seller revenue	$241.0	$250.7	$457.8	$489.3
Transactional buyer revenue	560.6	510.0	1,117.3	1,035.4
Marketplace services revenue	85.6	98.4	164.6	183.5
Total service revenue	887.2	859.1	1,739.7	1,708.2
Inventory sales revenue	298.8	237.0	554.9	452.6
Total revenue	$1,186.0	$1,096.1	$2,294.6	$2,160.8
The following table presents revenue disaggregated by geographic area, based on the location of the underlying auction activity or rendering of services:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$815.7	$767.5	$1,670.4	$1,558.7
Canada	213.8	193.3	338.7	335.7
Europe	78.6	76.5	169.2	163.6
Australia	53.1	34.2	70.2	61.8
Other	24.8	24.6	46.1	41.0
Total revenue	$1,186.0	$1,096.1	$2,294.6	$2,160.8

RB Global, Inc.	10

Note 6. Operating Expenses
Acquisition-Related and Integration Costs
Acquisition-related and integration costs consist of operating expenses incurred in connection with business combinations, such as due diligence, financing, investment-banking, consulting, advisory, legal, severance, integration and other acquisition-related costs.
The following table presents acquisition-related and integration costs by significant acquisition:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
J.M. Wood	$1.6	$—	$2.4	$—
IAA	0.9	4.1	3.0	16.7
Other	0.2	—	0.4	0.2
Acquisition-related and integration costs	$2.7	$4.1	$5.8	$16.9
Depreciation and Amortization

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depreciation	$26.4	$25.3	$52.7	$50.2
Amortization	90.3	85.0	178.5	167.8
Depreciation and amortization	$116.7	$110.3	$231.2	$218.0
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

The variance in the Company's effective tax rate of 24.6% for the three months ended June 30, 2025 and the statutory federal and provincial tax rate in British Columbia, Canada of 27.0% relates primarily to estimated income taxed in jurisdictions with lower tax rates and foreign exchange tax benefits. Partially offsetting these decreases was an increase in valuation allowance for certain deferred tax assets relating to the transaction described in Note 14.

The variance in the Company's effective tax rate of 22.7% for the six months ended June 30, 2025 and the statutory federal and provincial tax rate in British Columbia, Canada of 27.0% relates primarily to estimated income taxed in jurisdictions with lower tax rates and deductions for share-based payments in excess of the related compensation expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the United States Tax Cuts and Jobs Act and amends other provisions of the Internal Revenue Code. The legislation has multiple effective dates, with certain provisions effective in 2025 and others through 2027. The Company is currently assessing the impact the OBBBA may have on its consolidated financial statements.

The Company is routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge the manner in which the Company has filed its tax returns and reported its income.

RB Global, Inc.	11

Note 7. Income Taxes (continued)
On December 3, 2024, the Canada Revenue Agency ("CRA") issued the Company a Notice of Assessment and Statement of Interest for C$79.1 million ($58.1 million), for the taxation years 2010 through 2015, inclusive of C$37.7 million ($27.7 million) in income taxes, and C$41.4 million ($30.4 million) in interest and penalties. The CRA is asserting that one of the Company’s Luxembourg subsidiaries, which was in operation from 2010 to 2020, was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
In February 2025, the Company filed a Notice of Objection with the CRA as it believes it is and has been in full compliance with Canadian tax laws and it intends to pursue all available administrative and judicial remedies necessary to resolve this matter. In addition, the Company paid a deposit of C$39.5 million ($29.0 million) to the CRA in early February 2025, recorded within other non-current assets, the minimum required by law as part of the CRA’s objection process. In the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company. In June 2025, the Company also filed a Notice of Appeal with the Tax Court of Canada.
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
At June 30, 2025 and December 31, 2024, the Company has not recorded any amounts relating to this matter in the consolidated financial statements because it is the Company’s conclusion that it is more likely than not that the Company’s tax filing position will ultimately be sustained. The Company is unable to predict the ultimate outcome of this matter and the final disposition of any appeals, which could take numerous years to resolve.
Note 8. Earnings Per Share Available to Common Stockholders

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income available to common stockholders	$99.5	$100.7	$202.4	$197.8
Basic weighted average shares outstanding	185,365,576	183,887,145	185,096,464	183,473,233
Weighted average effect of dilutive securities:
Share units	712,803	434,999	816,395	630,431
Stock options and employee share purchase plan	570,753	590,440	589,689	643,154
Diluted weighted average shares outstanding	186,649,132	184,912,584	186,502,548	184,746,818
Earnings per share available to common stockholders:
Basic	$0.54	$0.55	$1.09	$1.08
Diluted	$0.53	$0.54	$1.09	$1.07

RB Global, Inc.	12

Note 9. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

	Six months ended June 30,
	2025	2024
Trade and other receivables	$(14.2)	$(192.1)
Prepaid consigned vehicle charges	11.6	9.5
Inventory	12.2	9.9
Advances against auction contracts	(3.5)	12.6
Prepaid expenses and deposits	4.4	(6.0)
Income taxes receivable	(57.9)	(12.4)
Auction proceeds payable	186.7	154.8
Trade and other liabilities	(131.6)	20.0
Income taxes payable	(19.3)	0.1
Operating lease obligations	(67.8)	(60.7)
Other, including CRA deposit	(38.4)	(8.8)
Net changes in operating assets and liabilities	$(117.8)	$(73.1)
Other Supplemental Cash Flow Information

	Six months ended June 30,
	2025	2024
Interest paid, net of interest capitalized	$98.5	$120.4
Interest received	6.9	13.4
Net income taxes paid	142.2	113.1
Non-cash purchase of property, plant and equipment under finance lease	50.2	15.7
Non-cash operating right of use assets obtained in exchange for new lease obligations	59.0	66.3
Note 10. Fair Value Measurement
The following table summarizes the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		June 30, 2025		December 31, 2024
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$85.8	$87.0	$53.6	$53.3
Contingent consideration liability	Level 3	5.0	5.0	4.8	4.8
Revolving Facility loans	Level 2	314.1	314.1	27.7	27.7
TLA Facility loans	Level 2	1,018.9	1,025.4	1,290.5	1,297.5
Secured Notes	Level 1	545.6	562.7	544.8	563.8
Unsecured Notes	Level 1	791.6	838.5	790.9	837.5

RB Global, Inc.	13

Note 10. Fair Value Measurement (continued)
The fair value of loans receivable with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The fair value of the contingent consideration liability, which relates to IAA's acquisition of Marisat, Inc. in 2021, is determined using certain unobservable inputs, including the likelihood of the achievement of volume targets. The fair values of the Revolving Facility loans and TLA Facility loans, before deduction of deferred debt issuance costs, approximate their carrying amounts as the interest rates are market-based and short-term in nature. The fair values of the Secured Notes and Unsecured Notes are determined by reference to a quoted market price traded in an over-the-counter broker market.
Note 11. Derivative Financial Instruments
The Company enters into forward currency contracts from time to time to manage its exposure to foreign currency exchange rate fluctuations recognized by its subsidiaries on certain loans receivable and significant intercompany balances. The fair value of derivative financial instruments was not material at June 30, 2025 or December 31, 2024. The gross notional amount of forward currency contracts outstanding at June 30, 2025 was $63.3 million (December 31, 2024 - $48.1 million).
Note 12. Trade and Other Receivables

	June 30, 2025	December 31, 2024
Trade accounts receivable	$398.7	$301.7
Advanced charges receivable	286.7	347.3
Loans receivable	59.6	35.4
Consumption taxes receivable	21.1	25.6
Other receivables	7.0	6.6
Trade and other receivables, gross	773.1	716.6
Less: allowance for credit losses	(7.0)	(7.2)
Trade and other receivables, net	$766.1	$709.4
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables. Trade receivables are due for payment typically within seven days of the date of sale. Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. Other receivables are unsecured and non-interest bearing.
Allowance for Credit Losses
The following table presents the activity in the allowance for expected credit losses:

	Six months ended June 30,
	2025	2024
Allowance for credit losses, beginning of period	$7.2	$6.4
Provision	1.5	4.9
Write-offs charged against the allowance	(1.7)	(2.6)
Allowance for credit losses, end of period	$7.0	$8.7
Loans Receivable
The following table presents the consolidated balance sheet presentation of loans receivable:

	June 30, 2025	December 31, 2024
Loans receivable
Trade and other receivables	$59.6	$35.4
Other non-current assets	26.2	18.2
Total loans receivable	$85.8	$53.6

RB Global, Inc.	14

Note 12. Trade and Other Receivables (continued)
The Company participates in certain lending arrangements that are fully collateralized and secured by certain equipment, and in some arrangements, also secured by other assets. These arrangements typically have terms of one to five years. In an event of default under these agreements, the Company will be entitled to the proceeds of disposition of the collateral to recover its loans receivable balance. The related allowance for credit losses is not significant.
Note 13. Trade and Other Liabilities

	June 30, 2025	December 31, 2024
Accrued liabilities	$239.1	$237.3
Trade payables	170.6	139.7
Book overdrafts	154.6	276.5
Deferred revenue	18.8	20.6
Taxes payable	48.0	63.4
Current portion of finance leases and equipment financing obligations	30.9	26.0
Share unit liabilities	9.8	8.4
Other payables	3.1	10.1
Trade and other liabilities	$674.9	$782.0
Taxes payable includes value added tax, sales tax, and Canadian digital services tax ("DST"). On June 29, 2025 the Government of Canada announced that it intends to rescind the DST and that legislation will soon be brought forward to rescind the DST Act. At June 30, 2025, the Company continues to accrue DST given that the legislation to rescind the DST Act has not yet been enacted.
Note 14. Loss on Deconsolidation and Recognition of Equity Method Investment

On June 21, 2025, the Company, through its wholly-owned subsidiary SYNETIQ Ltd., entered into an agreement with LKQ Europe to jointly provide vehicle parts dismantling and distribution services through the newly created venture, LKQ SYNETIQ. To prepare for the transaction, the Company moved the net assets to be used in the operations of the joint venture to a newly created entity, and pursuant to the agreement, the Company retained a 40% equity interest and LKQ Europe acquired a 60% equity interest in the new entity in exchange for proceeds of £8.0 million (approximately $11.0 million) to be paid in equal installments on the third, fourth, and fifth anniversaries of the closing date.

As a result of the transaction, the Company determined that it no longer controlled and therefore deconsolidated the new entity at closing and recorded the fair value of its 40% equity interest in LKQ SYNETIQ on its consolidated balance sheet, within other non-current assets, by applying the equity method of accounting. The fair value of the initial carrying amount of the equity method investment was determined based on the value implied by the transaction.

The loss on deconsolidation was determined as follows:

Fair value of consideration receivable	$8.7
Initial carrying amount of the equity method investment	5.8
Carrying amount of net assets derecognized on deconsolidation	(30.0)
Loss on deconsolidation	$(15.5)

The carrying amount of the net assets derecognized on deconsolidation includes an allocation of goodwill, which was determined based on the relative fair value of the business in relation to the fair value of its associated reporting unit. During the period, the Company also recognized a $1.7 million inventory write down in connection with the transaction, recognized within cost of inventory sold, and incurred $2.5 million in related transaction costs recognized within selling, general and administrative expenses.

In addition, LKQ Europe has an option to purchase the Company's remaining 40% equity interest in LKQ SYNETIQ during the six month period following the fifth anniversary of the closing date at a price based on the trailing gross profit of LKQ SYNETIQ for specified periods. If LKQ Europe does not exercise its option, the Company will have the right to initiate a sale of LKQ SYNETIQ's assets or shares or require LKQ Europe to sell its shares to the Company at a price based on the trailing gross profit of LKQ SYNETIQ for specified periods.

RB Global, Inc.	15

Note 14. Loss on Deconsolidation and Recognition of Equity Method Investment (continued)
The Company has also provided certain loans, subleased certain premises, and entered into a transitional services and a vehicle supply contract with LKQ SYNETIQ. These related party arrangements allow LKQ SYNETIQ to obtain access to certain premises required to conduct operations, obtain access to the Company’s auction platform to continue to generate supply of vehicles, and receive transitional services from the Company to support its operations. These related party transactions were not material as at or for the three and six months ended June 30, 2025.

Equity income (loss) for the period commencing June 21, 2025, presented within other income (loss), net was not material for the three and six months ended June 30, 2025.
Note 15. Debt

	Maturity	Interest Rate[1]	June 30, 2025	December 31, 2024
Short-term debt
Revolving Facility loans	Various	5.42%	$89.1	$27.7
Long-term debt
Revolving Facility loans	April 2030	5.83%	$225.0	$—
CAD TLA Facility loans	April 2030	4.55%	75.4	72.5
USD TLA Facility loans	April 2030	5.79%	950.0	1,225.0
Secured Notes	March 2028	6.75%	550.0	550.0
Unsecured Notes	March 2031	7.75%	800.0	800.0
Less: Unamortized debt issuance costs			(19.3)	(21.3)
Total long-term debt			2,581.1	2,626.2
Less: Current portion of long-term debt			51.3	4.1
Long-term debt			$2,529.8	$2,622.1
1 Interest rates on short-term debt, Revolving Facility loans, and TLA Facility loans reflect the weighted-average interest rates on borrowings as of June 30, 2025.
At June 30, 2025, the Company had undrawn Revolving Facility commitments aggregating $973.7 million available until April 2030, subject to certain covenant restrictions, and undrawn uncommitted foreign credit facility capacity aggregating $15.0 million available indefinitely. The Company was in compliance with all financial and other covenants applicable to its debt agreements at June 30, 2025.
Credit Agreement
In 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multicurrency revolving facilities (the “Revolving Facility”) and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of a facility denominated in U.S. dollars (the “USD TLA Facility”) and a facility denominated in Canadian dollars (the “CAD TLA Facility”).
On April 3, 2025, the Company amended the Credit Agreement to, among other things, increase the aggregate principal amount of Revolving Facility from $750.0 million to $1.3 billion, reduce the USD TLA Facility from $1.225 billion to $950.0 million, reduce certain loan margins and fees, adjust certain covenants for more financial flexibility, and extend the maturity of the Credit Agreement from September 21, 2026 to April 3, 2030 (the "Maturity Date"). Revolving Facility and TLA Facility loans bear interest at a benchmark rate plus an applicable margin and the TLA Facility loans are subject to quarterly installment payments of 1.25% of principal, with the first payment due September 30, 2025, and the balance of the loans due at maturity. In connection with the amendment, the Company incurred issuance costs of $1.8 million, which have been deferred and presented as a reduction in the carrying amount of the TLA Facility loans, $2.6 million, which have been deferred and presented within other non-current assets as they relate to the Revolving Facility, and $3.9 million, which have been expensed and recorded within selling, general and administrative expense.

RB Global, Inc.	16

Note 15. Debt (continued)
Senior Secured and Unsecured Notes
On March 15, 2023, the Company completed the offering of (i) $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the “Secured Notes”) and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the “Unsecured Notes”, and together with the Secured Notes, the “Notes”). Interest on the Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year. The Secured Notes are jointly and severally guaranteed on a senior secured basis and the Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
Note 16. Temporary Equity, Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common stock and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of June 30, 2025. The Series A Senior Preferred Shares carry a 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor.
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
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at June 30, 2025.
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
During the three and six months ended June 30, 2025, holders of the Series A Senior Preferred Shares were entitled to preferred dividends of $6.7 million and $13.4 million, respectively (three and six months ended June 30, 2024 - $6.7 million and $13.4 million, respectively) and participating dividends of $1.9 million and $3.8 million, respectively (three and six months ended June 30, 2024 - $1.8 million and $3.6 million, respectively).
Redeemable Non-controlling Interest
Redeemable non-controlling interest relates to a put/call agreement with one of the minority unitholders of VeriTread under which the holder can put its remaining 21% interest in VeriTread to the Company if certain performance targets are met. At June 30, 2025 the Company assessed that redemption of the redeemable non-controlling interest remains probable and that there has been no material change to the estimated redemption value.
The Company has separately recognized a 4% non-controlling interest in VeriTread within stockholders' equity as that interest is not redeemable.

RB Global, Inc.	17

Note 16. Temporary Equity, Equity and Dividends (continued)
Common Stock Dividends

	Declaration date	Dividend per share	Record date	Total dividends	Payment date
Six months ended June 30, 2025:
Fourth quarter 2024	January 17, 2025	$0.29	February 14, 2025	$53.5	March 3, 2025
First quarter 2025	May 6, 2025	$0.29	May 29, 2025	$53.8	June 20, 2025
Six months ended June 30, 2024:
Fourth quarter 2023	January 19, 2024	$0.27	February 9, 2024	$49.3	March 1, 2024
First quarter 2024	May 8, 2024	$0.27	May 29, 2024	$49.6	June 20, 2024
Subsequent to June 30, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.31 per common share, payable on September 18, 2025 to common stockholders of record on August 28, 2025.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment, a component of other comprehensive income (loss), includes the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gains (losses) on intercompany foreign currency transactions of a long-term investment nature	$8.6	$(1.8)	$11.7	$(6.1)
Note 17. Share-based Payments
The following table presents the components of share-based payment expense by consolidated income statement classification:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Selling, general and administrative:
Stock option compensation expense	$0.1	$0.8	$0.5	$2.3
Equity-classified share units	23.5	17.3	35.1	25.6
Liability-classified share units	0.5	0.2	1.3	1.5
Employee share purchase plan	1.7	1.7	4.3	4.6
	25.8	20.0	41.2	34.0
Acquisition-related and integration costs:
Acceleration of share-based payments expense	—	—	—	0.9
Share-based continuing employment costs	0.2	—	0.4	0.2
	0.2	—	0.4	1.1
	$26.0	$20.0	$41.6	$35.1

RB Global, Inc.	18

Note 17. Share-based Payments (continued)
Share units
The following table presents share unit activity for the six months ended June 30, 2025:

	Equity-classified						Liability-classified
	Performance Share Units (Performance Conditions)		Performance Share Units (Market Conditions)		Restricted Share Units		Deferred Share Units
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2024	450,175	$64.73	268,954	$105.53	607,805	$66.00	73,490	$40.29
Granted	149,751	95.53	149,521	139.83	461,047	97.52	415	101.31
Vested and settled	(132,018)	58.74	—	—	(282,660)	63.34	(2,245)	67.40
Forfeited	(2,990)	67.48	(1,705)	120.49	(12,771)	70.91	—	—
Outstanding at June 30, 2025	464,918	$76.33	416,770	$117.77	773,421	$85.68	71,660	$39.79

Performance Share Units ("PSUs")
During the six months ended June 30, 2025, the Company granted PSUs to executives and senior employees, approximately half of which have performance vesting conditions and approximately half of which have market vesting conditions, conditional upon the Company's total shareholder return relative to a peer group. The PSUs have three-year performance and market vesting periods.
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

	Six months ended June 30,
	2025	2024
Risk free interest rate	4.0%	4.5%
Expected lives of the PSUs	3 years	3 years
Expected volatility	30.5%	32.3%
Average expected volatility of comparable companies	34.7%	48.3%
Restricted Share Units ("RSUs")
During the six months ended June 30, 2025, the Company granted RSUs to employees which have service vesting conditions. The RSUs vest over a three-year graded vesting period or cliff vest after 3 years, depending on the terms of the grant.
The fair values of RSUs were estimated using the closing price of the Company's common shares listed on the NYSE on the respective grant dates.

RB Global, Inc.	19

Table of Content
Note 18. Leases
The following table presents the components of lease expense:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$64.7	$61.1	$127.7	$121.9
Finance lease cost
Amortization of leased assets	4.8	3.0	8.7	5.7
Interest on lease liabilities	0.9	0.5	1.7	0.9
Short-term lease cost	2.6	4.6	5.9	10.0
Sublease income	(0.4)	(0.2)	(0.7)	(0.4)
	$72.6	$69.0	$143.3	$138.1
Note 19. Contingencies
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
During the three and six months ended June 30, 2025, the Company recorded an expense of $0.6 million and $1.7 million, respectively (three and six month ended June 30, 2024 - $1.9 million and $3.2 million, respectively) reflecting changes to the estimated fair value of certain share-based payment awards. Any changes to the estimated payment amount to Ms. Fandozzi as a result of the settlement of the matter could be material.
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
At June 30, 2025, there were $45.3 million of assets guaranteed under contract, of which 96% is expected to be sold prior to September 30, 2025, with the remainder to be sold by December 31, 2025 (at December 31, 2024 - $39.1 million, of which 44% was expected to be sold prior to the end of March 31, 2025, with the remainder expected to be sold by December 31, 2025). The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

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
•our ability to integrate acquisitions, including the recently acquired J.M. Wood;
•the impact of our new initiatives, services, investments, and acquisitions on us and our customers;
•our future capital expenditures and returns on those expenditures;

•the effect of any current, proposed or future tariffs on our results of operations; and
•financing available to us from our credit facilities or other sources, our ability to refinance borrowings, and the sufficiency of our working capital to meet our financial needs.
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
We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Except for Gross Transaction Value (“GTV”)1, which is a measure of operational performance and not a measure of financial performance, liquidity, or revenue, the amounts discussed below are based on our consolidated financial statements.
Unless otherwise indicated, all amounts in the following tables are in millions, except share and per share amounts.
In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. GAAP. Certain of these data are considered “non-GAAP financial measures” under the SEC rules. The definitions of and reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable U.S. GAAP financial measures are included either with the first use thereof or in the Non-GAAP Measures section within this document (refer to pages 33-38).

1 GTV represents total proceeds from all items sold on our auctions and online marketplaces, third-party online marketplaces, private brokerage services and other disposition channels.

RB Global, Inc.	21

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
Our marketplace brands include Ritchie Bros., the world's largest auctioneer of commercial assets and vehicles offering online bidding and IAA, Inc. ("IAA"), a leading global digital marketplace connecting vehicle buyers and sellers. Our portfolio of brands include Rouse Services ("Rouse"), which provides a complete end-to-end asset management, data-driven intelligence and performance benchmarking system; SmartEquip Inc. ("SmartEquip"), an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers ("OEMs") and dealers; and VeriTread LLC ("VeriTread"), an online marketplace for heavy haul transport. On July 14, 2025, we also completed the acquisition of J.M. Wood Auction Co., Inc. ("J.M. Wood"), an auction business located in Alabama, United States.
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
We have a global presence, primarily with operations in the United States, Canada and across Europe, and employ more than 8,000 full-time employees worldwide, of which approximately 70% are located in the United States.
Acquisition of J.M. Wood
On July 14, 2025, we completed the acquisition of J.M. Wood, for consideration of approximately $235 million, plus approximately $8 million for inventory held for auction at the time of closing. Approximately 67% of the purchase price, net of certain closing adjustments, was paid on closing with the remainder to be paid in equal installments on the first, second, and third anniversaries of the closing date.
J.M. Wood was founded in 1973 and has evolved from a family run operation into a leading auction house in the southeastern United States. The company is recognized for its exceptional customer service, with deep local relationships and experience with municipal customers, and delivers consistent operating results. The acquisition of J.M. Wood is expected to enhance our geographical coverage and expand the Company's customer base in the United States, combining extensive experience in heavy equipment auctions with shared values, deep industry knowledge and customer focus. J.M. Wood will keep its headquarters in Montgomery, Alabama, where its live auction format and leadership team reside.
Transaction to jointly provide vehicle parts and dismantling services

On June 21, 2025, the Company, through our wholly-owned subsidiary SYNETIQ Ltd., entered into an agreement with LKQ Europe to jointly provide vehicle parts dismantling and distribution services through the newly created venture LKQ SYNETIQ. To prepare for the transaction, the Company moved the net assets to be used in the operations of the joint venture to a newly created entity, and pursuant to the agreement, the Company retained a 40% equity interest and LKQ Europe acquired a 60% equity interest in the new entity in exchange for proceeds of £8.0 million (approximately $11.0 million) to be paid in equal installments on the third, fourth, and fifth anniversaries of the closing date.

LKQ Europe is a distributor of automotive aftermarket parts for cars, commercial vans and industrial vehicles in Europe. LKQ SYNETIQ will combine LKQ Europe’s distribution reach and data-driven logistics network with its dismantling, reuse and remanufacturing expertise. The strategic venture is a key building block in expanding the vehicle parts dismantling business and channel across Europe, put sustainable and affordable mobility within reach of workshops and body shops, and further enhance our strategical goals to maximize the environmental and financial potential of every vehicle by providing customers with choice over whether to reduce the carbon footprint of repair.

RB Global, Inc.	22

Table of Content
We also provided LKQ SYNETIQ certain loans, subleased certain premises, and entered into a transitional services and vehicle supply contract. The arrangements allow LKQ SYNETIQ to obtain access to certain premises required to conduct operations, obtain access to our auction platform to continue to generate a supply of vehicles, and receive certain transitional services to support its operations.
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
Revenue Mix Fluctuations
Our revenue is comprised of service revenue and inventory sales revenue. Service revenue includes transactional revenue earned from buyers or sellers who transact in live and online auctions, online marketplaces and private brokerages, and marketplace services revenue, as well as revenue earned from additional value-added services provided to our customers.
Transactional seller revenue includes pre-negotiated and fixed commissions, as well as certain auction-related fees earned from sellers to complete the sale of an asset, such as towing to our yards, liens search, title processing and online listing and inspection fees.
Transactional buyer revenue includes buyer transaction fees based on a tiered structure earned from buyers upon purchase of an asset, as well as other auction-related fees earned from buyers to complete the purchase of an asset, such as title processing, late-pick up fees, salvage buyer platform registration and other administrative processing charges.
Marketplace services revenue include fees earned from various optional value-added services provided to buyers, sellers or other third parties, and includes transportation, buyer towing, refurbishment, financing, parts procurement, data and appraisal, and other ancillary services.
Inventory sales revenue relates to revenue earned through our inventory contracts and is recognized at the GTV of the assets sold, with the related cost recognized in cost of inventory sold.
Our revenue can fluctuate significantly each period, depending on the mix of sales arrangements driven by customer preferences. Completed straight commission, fixed commission or guarantee commission contracts are recognized as service revenue based on a percentage of GTV or based on a fixed value, while completed inventory contracts result in the full GTV of the assets sold being recorded as inventory sales revenue. As a result, a change in the revenue mix between service revenue and revenue from inventory sales can have a significant impact on our revenue growth percentages.

RB Global, Inc.	23

Table of Content
Macroeconomic Conditions and Trends
Various macroeconomic conditions and trends, such as continued inflationary pressures, the potential impact of current, proposed or future tariffs, and interest rate volatility, impact our business, GTV and operating costs. Our GTV is also impacted by the combination of unit volume growth and fluctuations in average selling prices from changes in market conditions.
In our CC&T sector, our customers are increasingly delaying decisions over disposition of assets as they continue to evaluate the current business conditions in the face of an uncertain macro environment, global trade tensions and changing trade policies, which negatively has an impact on the unit volume growth of our higher value assets. In addition, market uncertainty in the CC&T end markets is putting pressure on asset prices within the sector. Our customers and partners continue to experience lower equipment utilization rates, weaker end market demand, a higher interest rate environment, and higher costs to acquire new assets, resulting in delays in replacing or adding assets to their existing asset base. These trends are contributing to a lower need for our customers to transact equipment and machinery.
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
Performance Overview and Consolidated Results
For the second quarter of 2025 as compared to the second quarter of 2024:
•Total GTV increased 2% to $4.2 billion
•Total revenue increased 8% to $1.2 billion
◦Service revenue increased 3% to $887.2 million
◦Inventory sales revenue increased 26% to $298.8 million
•Net income decreased 1% to $109.7 million
•Net income available to common stockholders decreased 1% to $99.5 million
•Diluted earnings per share (“EPS”) available to common stockholders decreased 2% to $0.53 earnings per share
•Diluted adjusted EPS available to common stockholders increased 14% to $1.07 per share
•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 7% to $364.5 million

RB Global, Inc.	24

Table of Content
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024	2025	2024	2025 over 2024
Service revenue	$887.2	$859.1	3%	$1,739.7	$1,708.2	2%
Inventory sales revenue	298.8	237.0	26%	554.9	452.6	23%
Total revenue	$1,186.0	$1,096.1	8%	$2,294.6	$2,160.8	6%
Costs of services	353.9	348.8	1%	715.8	701.8	2%
Cost of inventory sold	286.4	222.7	29%	521.4	419.3	24%
Selling, general and administrative	222.2	208.6	7%	427.2	406.7	5%
Acquisition-related and integration costs	2.7	4.1	(34)%	5.8	16.9	(66)%
Depreciation and amortization	116.7	110.3	6%	231.2	218.0	6%
Total operating expenses	$981.9	$894.5	10%	$1,901.4	$1,762.7	8%
Gain on disposition of property, plant and equipment	—	0.3	NM	0.4	2.7	(85)%
Loss on deconsolidation	(15.5)	—	NM	(15.5)	—	NM
Operating income	188.6	201.9	(7)%	378.1	400.8	(6)%
Net income	109.7	111.0	(1)%	223.0	218.4	2%
Net income available to common stockholders	99.5	100.7	(1)%	202.4	197.8	2%
Effective tax rate	24.6%	24.8%	(20)bps	22.7%	24.0%	(130)bps

Total GTV	$4,198.1	$4,104.1	2%	$8,027.0	$8,181.5	(2)%
Service GTV	3,899.3	3,867.1	1%	7,472.1	7,728.9	(3)%
Inventory GTV	298.8	237.0	26%	554.9	452.6	23%

Inventory return	$12.4	$14.3	(13)%	$33.5	$33.3	1%
Inventory rate	4.1%	6.0%	(190)bps	6.0%	7.4%	(140)bps

NM = Not meaningful
Total GTV
Total GTV increased 2% to $4.2 billion in the second quarter of 2025 and decreased 2% to $8.0 billion in the first six months of 2025.
The following summarizes our total GTV by geography and by sector for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024	2025	2024	2025 over 2024
United States	$2,955.2	$2,931.3	1%	$6,016.3	$6,193.1	(3)%
Canada	906.2	843.6	7%	1,395.0	1,397.1	—%
International	336.7	329.2	2%	615.7	591.3	4%
Total GTV	$4,198.1	$4,104.1	2%	$8,027.0	$8,181.5	(2)%

RB Global, Inc.	25

Table of Content

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024	2025	2024	2025 over 2024
Automotive	$2,161.5	$2,007.7	8%	$4,306.2	$4,112.7	5%
Commercial construction and transportation	1,523.2	1,613.3	(6)%	2,799.9	3,174.5	(12)%
Other[1]	513.4	483.1	6%	920.9	894.3	3%
Total GTV	$4,198.1	$4,104.1	2%	$8,027.0	$8,181.5	(2)%
The following table illustrates the breakdown of total lots sold by sector for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in '000's of lots sold, except percentages)	2025	2024	2025 over 2024	2025	2024	2025 over 2024
Automotive	595.9	547.7	9%	1,221.5	1,132.3	8%
Commercial construction and transportation	97.5	118.2	(18)%	185.1	227.0	(18)%
Other[1]	153.8	173.6	(11)%	295.7	319.2	(7)%
Total lots sold	847.2	839.5	1%	1,702.3	1,678.5	1%

Total GTV increased year over year in the second quarter of 2025, driven primarily by higher GTV in our automotive sector, partially offset by lower GTV in our CC&T sector. The increase in the automotive sector's GTV was driven by higher unit volumes, resulting from strong growth from existing partners, as well as market share gains. The average price per lot sold in the automotive sector primarily declined slightly due to shifts in asset mix. The decline in our CC&T sector was driven by lower unit volumes, resulting from ongoing market uncertainty, as well as the non-repeat of some significant large customer contracts. The average price per lot sold in the CC&T sector increased due to a shift in asset mix.
For the first six months of 2025, total GTV decreased year over year, driven primarily by lower GTV in our CC&T sector due to lower lot volumes in the United States and Canada, partially offset by higher GTV in our automotive sector for the same reasons as discussed above.
Total Revenue
Total revenue increased 8% to $1.2 billion in the second quarter of 2025 due to a 26% increase in inventory sales revenue and a 3% increase in total service revenue.
Total revenue increased 6% to $2.3 billion in the first six months of 2025 due to a 23% increase in inventory sales revenue and a 2% increase in service revenue.
Service Revenue
Service revenue is comprised of transactional seller revenue, which mainly includes commissions earned on service GTV from our straight, fixed or guarantee commission contracts, transactional buyer revenue, which mainly includes buyer transaction fees earned on total GTV from buyers on the sale of inventory or consigned equipment, and revenues earned from our marketplace services.
1 Total GTV and total lots sold in the other sector exclude the results from LKQ SYNETIQ from June 21 2025, the date of its deconsolidation from the Company.

RB Global, Inc.	26

Table of Content
The following table summarizes key components of total service revenue for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024	2025	2024	2025 over 2024
Transactional seller revenue	$241.0	$250.7	(4)%	$457.8	$489.3	(6)%
Transactional buyer revenue	560.6	510.0	10%	1,117.3	1,035.4	8%
Marketplace services revenue	85.6	98.4	(13)%	164.6	183.5	(10)%
Total service revenue	$887.2	$859.1	3%	$1,739.7	$1,708.2	2%
Total service revenue increased in the second quarter of 2025, with transactional buyer revenue increasing 10%, partially offset by marketplace services revenue decreasing 13% and transactional seller revenue decreasing 4%.
Transactional buyer revenue increased 10%, while total GTV increased 2%, primarily from higher buyer fees within our automotive sector driven by higher GTV and increases in our buyer fee rate structures implemented in late 2024 and early 2025. Partially offsetting these increases, we saw lower buyer fees in our CC&T sector driven primarily by lower GTV and unfavorable asset mix, despite a higher buyer fee rate structure implemented in early 2025.
Marketplace services revenue decreased 13% in the second quarter of 2025, primarily driven by the non-repeat of fees earned in our CC&T sector from transportation services provided to a large consignor contract in the United States.
Transactional seller revenue decreased 4% driven by lower unit volume and slightly softer seller commission rates in our CC&T sector, partially offset by growth in our automotive sector.
In the first six months of 2025, total service revenue increased 2%, with transactional buyer revenue increasing 8%, partially offset by marketplace services revenue decreasing 10%, and transactional seller revenue decreasing 6%.
Transactional buyer revenue increased 8%, despite a decrease in total GTV of 2%, primarily from higher buyer fees earned in our automotive sector driven by higher GTV sold and higher buyer fee rate structures implemented in late 2024 and early 2025, partially offset by lower buyer fees from lower GTV sold in our CC&T sector.
Marketplace services revenue decreased 10%, driven by lower fees earned from a decrease in transportation services provided in our CC&T sector, as discussed above.
Transactional seller revenue decreased 6%, driven by the decrease in service GTV of 3% and a lower commission rate primarily driven by a shift in asset mix.
Inventory Sales Revenue
Inventory sales revenue increased 26% in the second quarter of 2025, driven primarily by a shift in contract mix in our CC&T sector, across all regions, and most notably within our enterprise accounts in the United States. We also saw higher inventory GTV from a large auction event held in Australia this quarter and a large customer contract in the construction sector in Canada.
For the first six months of 2025, inventory sales revenue increased 23%, primarily driven by a shift in contract mix within our CC&T sector, across all regions, as discussed above.

Costs of Services
In the second quarter of 2025, costs of services increased 1% to $353.9 million, primarily driven by higher costs of services incurred in our automotive sector in line with higher volume, mainly higher tow costs and employee labor expenses. We also saw higher rent expense as a result of an increase of properties under lease to support the volume in our operations. These increases were partially offset by lower costs of services in our CC&T sector, primarily as a result of lower transportation and third-party profit-sharing costs associated with a large customer contract in the prior year.

RB Global, Inc.	27

Table of Content
For the first six months of 2025, costs of services increased 2% to $0.7 billion, primarily for the same reasons as discussed above. In addition, we also saw higher employee compensation expenses as a result of changes to our employee benefit plans implemented in the second quarter of 2024.
Cost of Inventory Sold
In the second quarter of 2025, cost of inventory sold increased 29% to $286.4 million, primarily in line with a 26% increase in inventory sales revenue. Our inventory rate declined 190 basis points year over year to 4.1%, attributable to softer performances in all sectors.
For the first six months of 2025, cost of inventory sold increased 24% to $521.4 million, primarily in line with the increase in inventory sales revenue of 23%.
Selling, General and Administrative
In the second quarter of 2025, selling, general and administrative expenses increased 7% to $222.2 million, driven by higher employee compensation expenses, higher professional fees, as well as an increase in technology expenses. We saw higher employee compensation expenses driven by an increase in share-based payment expense, as well as higher payroll costs primarily driven by higher headcount to support our IT technology initiatives. We also incurred higher professional fees for the refinancing of our Credit Agreement in April 2025, higher consulting expenses in connection with strategic initiatives, and higher legal costs. Technology expenses also increased mainly due to higher cloud service costs and the increase in the amortization of implementation costs associated with the recent development of our new payroll and finance cloud computing systems. These increases were partially offset by the non-repeat of an accrual for the new digital services tax ("DST") in Canada on certain in-scope revenues earned for the period from January 1, 2022 to June 30, 2024 implemented in the prior period, and lower expense from the termination of the Bolton lease arrangement in Ontario, Canada at the beginning of the year.
For the first six months of 2025, selling, general and administrative expenses increased 5% to $427.2 million, primarily for the same reasons as discussed above.
On June 29, 2025 the Government of Canada announced that it intends to rescind the DST and that legislation will soon be brought forward to rescind the DST Act. At June 30, 2025, the Company continues to accrue DST given that the legislation to rescind the DST Act has not yet been enacted.
Acquisition-related and Integration Costs
In the second quarter of 2025, acquisition-related and integration costs decreased 34% to $2.7 million, primarily due to lower severance and integration costs in connection with the acquisition of IAA, partially offset by an increase in transaction costs incurred in connection with the recent J.M. Wood acquisition.
For the first six months of 2025, acquisition-related and integration costs decreased 66% to $5.8 million primarily due to lower costs incurred in connection with the acquisition of IAA.
Operating Income
For the second quarter of 2025, operating income decreased 7% to $188.6 million, primarily driven by the loss on deconsolidation of $15.5 million and related costs in connection with the LKQ SYNETIQ transaction. We also saw higher selling, general and administrative expenses, as discussed above. These decreases are partially offset by a higher flow-through of service revenue.
For the first six months of 2025, operating income decreased 6% to $378.1 million, primarily driven by higher selling, general and administrative expenses and the loss on deconsolidation, as discussed above, as well as by higher depreciation and amortization expense mainly from an increase in internally developed software and technology assets. These decreases are partially offset by a higher flow-through of service revenue and lower acquisition-related and integration costs.
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

For the second quarter of 2025, income tax expense decreased slightly by 2% to $35.8 million, and our effective tax rate decreased 20 bps to 24.6%, as compared to the second quarter of 2024. For the six months of 2025, income tax expense decreased 5% to $65.4 million, and our effective tax rate decreased 130 bps to 22.7% as compared to the first six months of 2024.

RB Global, Inc.	28

Table of Content
The decrease in the effective tax rate for the first six months of 2025 compared to the first six months of 2024 was primarily due to foreign exchange tax benefits and a higher tax deduction for expenses relating to performance share units and restricted share units that exceeded the related compensation expense. Partially offsetting these decreases was an increase in valuation allowance for certain deferred tax assets relating to the transaction described in Item 1 – Financial Statements: Note. 14 Loss on Deconsolidation and Recognition of Equity Method Investment.
Net Income Attributable to Controlling Interests
In the second quarter of 2025, net income attributable to controlling interests decreased 1% to $109.8 million, primarily driven by the decrease in operating income, as discussed above, partially offset by lower interest expense due to lower long-term debt levels driven by repayments of principal and lower interest rates partly as a result of the recent refinancing of our Credit Agreement.
For the first six months of 2025, net income attributable to controlling interests increased 2% to $223.2 million, primarily driven by lower interest expense partially offset by a decrease in operating income, as discussed above, as well as lower interest income from lower rates.
Diluted EPS
Diluted EPS available to common stockholders decreased 2% to $0.53 per share for the second quarter of 2025, compared to $0.54 per share for the second quarter of 2024. The decrease is primarily due to an increase in the diluted weighted average shares outstanding and the decrease in net income attributable to controlling interests, as discussed above.
U.S. Dollar Exchange Rate Comparison
We conduct global operations in various currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

			% Change
Value of one local currency to U.S. dollar	2025	2024	2025 over 2024
Period-end exchange rate - June 30,
Canadian dollar	0.7349	0.7309	1%
Euro	1.1786	1.0716	10%
British pound sterling	1.3731	1.2647	9%
Australian dollar	0.6582	0.6683	(2)%

Average exchange rate - Three months ended June 30,
Canadian dollar	0.7224	0.7309	(1)%
Euro	1.1337	1.0767	5%
British pound sterling	1.3347	1.2618	6%
Australian dollar	0.6404	0.6590	(3)%

Average exchange rate - Six months ended June 30,
Canadian dollar	0.7095	0.7364	(4)%
Euro	1.0927	1.0814	1%
British pound sterling	1.2967	1.2650	3%
Australian dollar	0.6338	0.6584	(4)%
In the second quarter of 2025, foreign exchange had a small unfavorable impact on total revenue and a minimal impact on expenses when compared to the prior year quarter. The unfavorable impact on total revenue was primarily due to the fluctuations in the Canadian dollar, partially offset by the Euro, relative to the U.S. dollar.
Non-GAAP Measures
As part of management’s non-GAAP measures, we may eliminate the financial impact of certain items that we do not consider to be part of our normal operating results.
Adjusted net income available to common stockholders increased 15% at $200.5 million in the second quarter of 2025.

RB Global, Inc.	29

Table of Content
Diluted adjusted EPS available to common stockholders increased 14% to $1.07 per share in the second quarter of 2025.
Adjusted EBITDA increased 7% to $364.5 million in the second quarter of 2025.
Refer to the non-GAAP measures section below on pages 33-38 for further information.
Debt
Our Credit Agreement is comprised of multicurrency revolving credit facilities (the "Revolving Facility") and the Term Loan A facility (the "TLA Facility"). The TLA Facility is comprised of a facility denominated in U.S. dollars (the "USD TLA Facility"), and a facility denominated in Canadian dollars (the "CAD TLA Facility").
On April 3, 2025, we amended the Credit Agreement to, among other things, increase the aggregate principal amount of the Revolving Facility from $750.0 million to $1.3 billion, reduce the USD TLA Facility from $1.2 billion to $950.0 million, reduce certain loan margins and fees, adjust certain covenants for more financial flexibility, and extend the maturity of the Credit Agreement from September 21, 2026 to April 3, 2030. The Revolving Facility and TLA Facility loans bear interest at a benchmark rate plus an applicable margin. The TLA Facility loans are subject to quarterly installment payments of 1.25% of principal beginning on September 30, 2025, with the balance payable at maturity.
At June 30, 2025, the Company also had $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the "Secured Notes"), and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the "Unsecured Notes") (collectively, the "Notes"). Interest on the Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year. The Secured Notes are jointly and severally guaranteed on a senior secured basis and the Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
The below were our committed and uncommitted revolving credit facilities at June 30, 2025 and December 31, 2024:

(in U.S. dollars in millions)	June 30, 2025	December 31, 2024
Committed
Multicurrency revolving credit facilities	$1,300.0	$750.0
Uncommitted
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities	$1,315.0	$765.0
Unused
Multicurrency revolving credit facilities	$973.7	$705.9
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities unused	$988.7	$720.9

Debt Covenants
We were in compliance with all financial and other covenants applicable to our Credit Agreement at June 30, 2025.
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
For more information on our debt, see "Item 1 – Financial Statements: Note. 15 Debt" in our consolidated financial statements.

RB Global, Inc.	30

Table of Content
Liquidity and Capital Resources
Our short-term cash requirements include (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to preferred equity holders, (ii) settlement of contracts with consignors, partners and other suppliers, (iii) personnel expenditures, with a majority of short-term incentive compensation paid annually in the first quarter following each fiscal year, (iv) income tax payments, primarily paid in quarterly installments, (v) payments of principal and interest on our short and long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances.
On December 3, 2024, the Canada Revenue Agency ("CRA") issued the Company a Notice of Assessment and Statement of Interest (“NOA”) for C$79.1 million ($58.1 million) for additional taxes, interest and penalties with respect to the Company's Luxembourg subsidiary relating to taxation years 2010 through 2015. In February 2025, we filed a Notice of Objection with the CRA, and in June 2025 we filed a Notice of Appeal with the Tax Court of Canada, as we believe we are and has been in full compliance with Canadian tax laws. To begin the appeal process, we paid a required deposit of 50% of the assessed amount, or C$39.5 million ($29.0 million) to the CRA. In the event our tax filing position is not upheld, we would be required to pay the remaining 50% of the assessed amount with interest. However, in the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to us. The matter is expected to take years to resolve. The CRA has also requested information regarding the 2016 to 2020 taxation years for the same matter. As at June 30, 2025, we have not received a NOA relating to the 2016 to 2020 taxation years. For more information on the matter, see "Item 1 – Financial Statements: Note. 7 Income Taxes" in our consolidated financial statements.
As part of the amended Credit Agreement, we increased the capacity available for borrowing on our long-term debt. We believe that our existing working capital and availability under our revolving credit facilities are sufficient to satisfy our present operating requirements and contractual obligations. In the current interest rate environment, we will continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
On July 14, 2025, we completed the acquisition of J.M. Wood for consideration of approximately $235.0 million, subject to certain adjustments, plus approximately $8 million for inventory held for auction at the time of closing. We paid approximately 67% of the purchase price, net of certain closing adjustments, on closing using cash on hand with the remainder to be paid in equal installments on the first, second, and third anniversaries of the closing date, which we expect to fund by using either cash on hand or borrowing under our revolving credit facilities, or a combination of both.
Our long-term cash requirements include purchase consideration for the J.M.Wood acquisition, scheduled principal and interest payments of long-term debt on the TLA Facility of $1.3 billion and the Notes of $1.4 billion, repayment of any drawn funds under our revolving credit facilities, as well as scheduled repayments of operating and finance lease obligations relating to the Company’s commercial leases for various auctions sites, branches and offices, operating leases for computer equipment, software, motor vehicles and small office equipment, and finance lease arrangements for certain vehicles, computers, yard equipment, fixtures, and office furniture. For more information on our debt and leases, see "Item 1 – Financial Statements: Note. 15 Debt" and "Item 1 – Financial Statements: Note. 18 Leases," respectively, in our consolidated financial statements, as well as in our audited consolidated financial statements for the year ended December 31, 2024.
Cash provided by operating activities can fluctuate significantly from period to period. We assess our liquidity based on our ability to generate cash and secure credit to fund operating, investing, and financing activities. Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, our net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash flow from operations and our unused capacity under our revolving credit facilities of $988.7 million, is sufficient to fund our current and planned operating activities.
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

RB Global, Inc.	31

Table of Content
Cash Flows

	Six months ended June 30,
			Change
(in U.S. dollars in millions)	2025	2024	2025 over 2024
Cash provided by (used in):
Operating activities	$483.3	$462.1	$21.2
Investing activities	(227.9)	(131.7)	(96.2)
Financing activities	(130.9)	(322.4)	191.5
Effect of changes in foreign currency rates	22.7	(10.3)	33.0
Net decrease in cash, cash equivalents, and restricted cash	$147.2	$(2.3)	$149.5
Net cash provided by operating activities was $483.3 million in the first six months of 2025, as compared to net cash provided by operating activities of $462.1 million in the first six months of 2024. Net cash provided by operating activities increased $21.2 million due to higher net income from operations, partially offset by a higher cash outflow from the net change in operating assets and liabilities of $44.7 million. The higher cash outflow from the net change in operating assets and liabilities was primarily driven by the timing of book overdrafts, higher income tax installments paid driven by timing, payment of the required deposit in connection with the CRA matter, and the timing of advance payments with customers. These increases in cash outflows are partially offset by lower cash outflows from the size and timing of our auctions, lower incentive-based employee compensation costs paid in the current year, and lower prepayment costs given the non-repeat of a large consignor contract in the transportation sector.
Net cash used in investing activities was $227.9 million in the first six months of 2025, as compared to net cash used in investing activities of $131.7 million in the first six months of 2024. The increase in cash outflow is primarily due to higher capital expenditures of property, plant and equipment, mainly relating to the purchase of properties and real estate improvements to support our IAA operations, including expansion of IAA in Australia, as well as due to an increase in lending arrangements resulting in higher issuance of loans receivable within RBFS.
Net cash used in financing activities was $130.9 million in the first six months of 2025, as compared to net cash used in financing activities of $322.4 million in the first six months of 2024. The decrease in cash outflow is primarily driven by lower net principal repayments on our long-term debt borrowings and lower proceeds from the exercise of stock options. The decrease in cash outflows was partially offset by an increase in short term debt to primarily finance land purchases in Australia to expand our IAA operations, as well as higher withholding taxes paid on the issuance of common stock, higher dividend payments to our common stockholders, and payment of debt issuance costs in connection with our long-term debt refinancing.
Dividend Information
We declared a dividend of $0.29 per common share for each of the quarters ended March 31, 2025, December 31, 2024, September 30, 2024, and June 30, 2024. We have declared, but not yet paid, a dividend of $0.31 per common share for the quarter ended June 30, 2025. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.
Debt over Net Income
Debt at the end of the second quarter of 2025 represented 6.4 times net income at and for the trailing twelve months ended June 30, 2025, compared to 7.8 times net income at and for the trailing twelve months ended June 30, 2024. The decrease in this debt/net income multiplier was primarily due to lower levels of debt driven by repayments of principal and higher net income. The adjusted net debt/adjusted EBITDA was 1.5 times at and for the trailing twelve months ended June 30, 2025, compared to 1.8 times at and for the trailing twelve months ended June 30, 2024. The decrease in this debt/net income multiplier was due to the same reasons as discussed above, as well as a higher cash balance at the end of the current quarter.
Critical Accounting Policies, Judgments, Estimates and Assumptions
In preparing our consolidated financial statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience. At June 30, 2025, there were no material changes in our critical accounting policies, and there were no material changes in judgments, estimates and assumptions from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

RB Global, Inc.	32

Table of Content
Non-GAAP Measures
We reference various non-GAAP measures throughout this Quarterly Report on Form 10-Q. These measures do not have a standardized meaning and are, therefore, unlikely to be comparable to similar measures presented by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.
Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders Reconciliation
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results. Please refer to page 38 for a summary of adjusting items.
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

RB Global, Inc.	33

Table of Content
The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
(in U.S. dollars in millions, except share, per share data, and percentages)	2025	2024	2025 over 2024	2025	2024	2025 over 2024
Net income available to common stockholders	$99.5	$100.7	(1)%	$202.4	$197.8	2%
Share-based payments expense	25.2	18.1	39%	39.6	31.4	26%
Acquisition-related and integration costs	2.7	4.1	(34)%	5.8	16.9	(66)%
Amortization of acquired intangible assets	68.3	69.0	(1)%	136.6	138.6	(1)%
(Gain) loss on disposition of property, plant and equipment and related costs	—	0.4	NM	(0.2)	(1.4)	(86)%
Prepaid consigned vehicles charges	(0.2)	(1.3)	(85)%	(0.5)	(3.4)	(85)%
Executive transition costs	3.1	2.0	55%	5.8	3.7	57%
Loss on deconsolidation and related costs	19.7	—	NM	19.7	—	NM
Debt refinancing costs	3.9	—	NM	3.9	—	NM
Remeasurements in connection with business combinations	0.1	—	NM	0.1	—	NM
Other legal, advisory, restructuring and non-income tax expenses	4.3	7.7	(44)%	8.2	10.0	(18)%
Related tax effects of the above	(22.4)	(24.0)	(7)%	(49.7)	(48.8)	2%
Related allocation of the above to participating securities	(3.7)	(2.6)	42%	(6.0)	(5.2)	15%
Adjusted net income available to common stockholders	$200.5	$174.1	15%	$365.7	$339.6	8%
Weighted average number of dilutive shares outstanding	186,649,132	184,912,584	1%	186,502,548	184,746,818	1%
Diluted earnings per share available to common stockholders	$0.53	$0.54	(2)%	$1.09	$1.07	2%
Diluted adjusted earnings per share available to common stockholders	$1.07	$0.94	14%	$1.96	$1.84	7%

NM = Not meaningful

RB Global, Inc.	34

Table of Content
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

Adjusted EBITDA is calculated by adding back depreciation and amortization, interest expense, income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described on page 38.
The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
			2025 over			2025 over
(in U.S. dollars in millions, except percentages)	2025	2024	2024	2025	2024	2024
Net income	$109.7	$111.0	(1)%	$223.0	$218.4	2%
Add: depreciation and amortization	116.7	110.3	6%	231.2	218.0	6%
Add: interest expense	47.5	59.9	(21)%	97.4	123.8	(21)%
Less: interest income	(4.0)	(6.8)	(41)%	(7.0)	(13.4)	(48)%
Add: income tax expense	35.8	36.6	(2)%	65.4	69.1	(5)%
EBITDA	305.7	311.0	(2)%	610.0	615.9	(1)%
Share-based payments expense	25.2	18.1	39%	39.6	31.4	26%
Acquisition-related and integration costs	2.7	4.1	(34)%	5.8	16.9	(66)%
(Gain) loss on disposition of property, plant and equipment and related costs	—	0.4	NM	(0.2)	(1.4)	(86)%
Prepaid consigned vehicles charges	(0.2)	(1.3)	(85)%	(0.5)	(3.4)	(85)%
Executive transition costs	3.1	2.0	55%	5.8	3.7	57%
Loss on deconsolidation and related costs	19.7	—	NM	19.7	—	NM
Debt refinancing costs	3.9	—	NM	3.9	—	NM
Remeasurements in connection with business combinations	0.1	—	NM	0.1	—	NM
Other legal, advisory, restructuring and non-income tax expenses	4.3	7.7	(44)%	8.2	10.0	(18)%
Adjusted EBITDA	$364.5	$342.0	7%	$692.4	$673.1	3%

NM = Not meaningful

RB Global, Inc.	35

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

	At and for the twelve months ended June 30,
					% Change
(in U.S. dollars in millions, except percentages)	2025		2024		2025 over 2024
Short-term debt	$89.1		$29.9		198%
Long-term debt	2,581.1		2,826.9		(9)%
Debt	2,670.2		2,856.8		(7)%
Less: cash and cash equivalents	(710.2)		(599.5)		18%
Adjusted net debt	1,960.0		2,257.3		(13)%
Net income	$417.4		$365.8		14%
Add: depreciation and amortization	457.6		424.4		8%
Add: interest expense	207.3		251.7		(18)%
Less: interest income	(19.8)		(24.1)		(18)%
Add: income tax expense	133.6		122.1		9%
EBITDA	1,196.1		1,139.9		5%
Share-based payments expense	64.5		57.9		11%
Acquisition-related and integration costs	17.9		60.5		(70)%
Gain on disposition of property, plant and equipment and related costs	—		(0.7)		NM
Prepaid consigned vehicles charges	(1.9)		(18.3)		(90)%
Executive transition costs	8.8		15.7		(44)%
Loss on deconsolidation and related costs	19.7		—		NM
Debt refinancing costs	3.9		—		NM
Remeasurements in connection with business combinations	1.3		—		NM
Other legal, advisory, restructuring and non-income tax expenses	11.7		11.3		4%
Adjusted EBITDA	$1,322.0		$1,266.3		4%
Debt/net income	6.4	x	7.8	x	(18)%
Adjusted net debt/adjusted EBITDA	1.5	x	1.8	x	(17)%

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

RB Global, Inc.	36

Table of Content
The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	At and for the twelve months ended June 30,
			% Change
(in U.S. dollars in millions, except percentages)	2025	2024	2025 over 2024
Net income attributable to controlling interests	$417.8	$366.2	14%
Add:
Interest expense	207.3	251.7	(18)%
Interest income	(19.8)	(24.1)	(18)%
Interest, net	187.5	227.6	(18)%
Tax on interest, net	(45.5)	(55.0)	(17)%
Reported return	$559.8	$538.8	4%

Add:
Share-based payments expense	64.5	57.9	11%
Acquisition-related and integration costs	17.9	60.5	(70)%
Amortization of acquired intangible assets	272.9	272.2	—%
(Gain) loss on disposition of property, plant and equipment and related costs	—	(0.7)	NM
Prepaid consigned vehicles charges	(1.9)	(18.3)	(90)%
Executive transition costs	8.8	15.7	(44)%
Loss on deconsolidation and related costs	19.7	—	NM
Debt refinancing costs	3.9	—	NM
Remeasurements in connection with business combinations	1.3	0.1	1200%
Other legal, advisory, restructuring and non-income tax expenses	11.7	11.3	4%
Related tax effects of the above	(92.5)	(94.6)	(2)%
Adjusted return	$866.1	$842.9	3%

Short-term debt - opening balance	$29.9	$17.2	74%
Short-term debt - ending balance	89.1	29.9	198%
Average short-term debt	59.5	23.6	152%
Long-term debt - opening balance	2,826.9	3,123.3	(9)%
Long-term debt - ending balance	2,581.1	2,826.9	(9)%
Average long-term debt	2,704.0	2,975.1	(9)%
Preferred equity - opening balance	482.0	482.0	—%
Preferred equity - ending balance	482.0	482.0	—%
Average preferred equity	482.0	482.0	—%
Stockholders' equity - opening balance	5,155.3	4,919.8	5%
Stockholders' equity - ending balance	5,452.6	5,155.3	6%
Average stockholders' equity	5,304.0	5,037.6	5%
Average invested capital	$8,549.5	$8,518.3	—%

ROIC	6.5%	6.3%	20bps
Adjusted ROIC	10.1%	9.9%	20bps

NM = Not meaningful

RB Global, Inc.	37

Table of Content
Adjusting Items
Recognized in the second quarter of 2025
•$25.2 million share-based payments expense.
•$2.7 million of acquisition-related and integration costs, primarily relating to costs associated with the acquisition of J.M. Wood, and integration activities in connection with the acquisition of IAA.
•$68.3 million amortization of acquired intangible assets from past acquisitions, primarily IAA.
•$0.2 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•$3.1 million of executive transition costs, primarily legal costs, associated with the departure of our former CEO in August 2023.
•$19.7 million relating to the completed agreement with LKQ Europe to jointly provide vehicle parts dismantling and distribution services through LKQ SYNETIQ, and primarily includes the loss on deconsolidation of $15.5 million and $1.7 million write down of inventory included in cost of goods sold, and $2.5 million of related transaction costs.
•$3.9 million of debt refinancing costs incurred in connection with the amendment of our Credit Agreement in April 2025.
•$0.1 million relating to the remeasurements in connection with business combinations which includes the remeasurement of a contingent consideration liability for IAA's acquisition of Marisat, Inc. in 2021.
•$4.3 million of other legal, advisory, restructuring and non-income tax expenses, which primarily includes consulting fees in connection with strategic initiatives, certain legal costs, severance from certain restructuring activities and the wind-down of our Xcira business, partially offset by lower non-income tax related expenses.

Recognized in the first quarter of 2025

•$14.4 million share-based payments expense.
•$3.1 million of acquisition-related and integration costs, primarily relating to integration activities in connection with the acquisition of IAA and acquisition-related costs associated with the potential acquisition of J.M. Wood.
•$68.3 million amortization of acquired intangible assets from past acquisitions, primarily IAA.
•$0.2 million gain on disposition of property, plant and equipment and related costs.
•$0.3 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•$2.7 million of executive transition costs, primarily legal costs, associated with the departure of our former CEO in August 2023.
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
ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three and six months ended June 30, 2025 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

RB Global, Inc.	38

Table of Content
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of June 30, 2025, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

During the second quarter of 2025, our new digital payment platform ("DPP") system, which allows for automated auction payouts, improved invoicing details, and certain automated calculations, within our Ritchie Brothers business, was used across 25 auction events in the United States. The new DPP system replaces our legacy payment systems to improve customer experience and enhance operational functionality. We intend to continue to implement the new DPP in stages and expand to other regions. The implementation of the new DPP system resulted in material changes to our internal controls over financial reporting. The Company has updated its internal controls over financial reporting as appropriate and will continue to monitor the impact of the implementation on our financial reporting business processes.
Except as described above, there were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RB Global, Inc.	39

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
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

RB Global, Inc.	40

Table of Content
ITEM 6:    EXHIBITS
Exhibits
The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit Number	Document
4.1
Second Amended and Restated Shareholder Rights Plan Agreement dated as of February 24, 2025 between RB Global, Inc. and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025)

10.1
Amended and Restated Credit Agreement, dated as of April 3, 2025, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025)

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
* Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

RB Global, Inc.	41

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: August 6, 2025	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: August 6, 2025	By:	/s/ Eric J. Guerin
Eric J. Guerin Chief Financial Officer

RB Global, Inc.	42