Form 10-Q
period 2025-09-30
RB GLOBAL INC.
filed 2025-11-06
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 185,692,002 common shares, without par value, outstanding as of October 31, 2025.

RB GLOBAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$845.0	$779.9	$2,584.7	$2,488.1
Inventory sales revenue	247.7	201.9	802.6	654.5
Total revenue	1,092.7	981.8	3,387.3	3,142.6
Operating expenses:
Costs of services	353.0	339.7	1,068.8	1,041.5
Cost of inventory sold	236.1	193.5	757.5	612.8
Selling, general and administrative	217.8	177.8	645.0	584.5
Acquisition-related and integration costs	4.0	6.0	9.8	22.9
Depreciation and amortization	124.7	111.9	355.9	329.9
Total operating expenses	935.6	828.9	2,837.0	2,591.6
Gain on disposition of property, plant and equipment	1.2	0.5	1.6	3.2
Loss on deconsolidation	—	—	(15.5)	—
Operating income	158.3	153.4	536.4	554.2
Interest expense	(48.2)	(57.2)	(145.6)	(181.0)
Interest income	3.6	6.9	10.6	20.3
Other loss, net	(1.6)	(1.2)	(0.7)	(2.2)
Foreign exchange gain (loss)	(0.4)	0.3	(0.6)	(1.6)
Income before income taxes	111.7	102.2	400.1	389.7
Income tax expense	16.5	26.2	81.9	95.3
Net income	$95.2	$76.0	$318.2	$294.4
Net income (loss) attributable to:
Controlling interests	$95.5	$76.1	$318.7	$294.6
Redeemable non-controlling interest	(0.3)	(0.1)	(0.5)	(0.2)
Net income	$95.2	$76.0	$318.2	$294.4
Net income attributable to controlling interests	95.5	76.1	318.7	294.6
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	(6.7)	(20.1)	(20.1)
Allocated earnings to Series A Senior Preferred Shares	(3.1)	(2.5)	(10.5)	(9.8)
Adjustment of redeemable non-controlling interest	(5.0)	—	(5.0)	—
Net income available to common stockholders	$80.7	$66.9	$283.1	$264.7

Basic earnings per share available to common stockholders	$0.43	$0.36	$1.53	$1.44
Diluted earnings per share available to common stockholders	$0.43	$0.36	$1.52	$1.43
Basic weighted average number of shares outstanding	185.6	184.3	185.3	183.8
Diluted weighted average number of shares outstanding	187.1	185.5	186.7	185.0
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	1

Condensed Consolidated Statements of Comprehensive Income (Unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$95.2	$76.0	$318.2	$294.4
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(22.8)	28.6	62.2	(6.9)
Comprehensive income	$72.4	$104.6	$380.4	$287.5

Comprehensive income (loss) attributable to:
Controlling interests	$72.8	$104.6	$380.8	$287.6
Non-controlling interests	(0.1)	0.1	0.1	0.1
Redeemable non-controlling interest	(0.3)	(0.1)	(0.5)	(0.2)
Comprehensive income	$72.4	$104.6	$380.4	$287.5
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets (Unaudited; in millions)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$674.7	$533.9
Restricted cash	78.6	174.9
Trade and other receivables, net of allowance for credit losses of $5.5 and $7.2, respectively	697.6	709.4
Prepaid consigned vehicle charges	58.4	67.9
Inventory	120.9	121.5
Other current assets	82.7	77.0
Income taxes receivable	116.3	30.2
Assets held for sale	40.6	—
Total current assets	1,869.8	1,714.8
Property, plant and equipment, net	1,461.1	1,275.4
Operating lease right-of-use assets	1,539.6	1,529.1
Other non-current assets	151.8	98.4
Intangible assets, net	2,529.0	2,668.7
Goodwill	4,680.0	4,511.8
Deferred tax assets	8.8	8.8
Total assets	$12,240.1	$11,807.0
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$509.7	$378.0
Trade and other liabilities	745.6	782.0
Current operating lease liabilities	124.2	113.3
Income taxes payable	6.0	26.2
Short-term debt	73.6	27.7
Current portion of long-term debt	51.2	4.1
Liabilities held for sale	6.4	—
Total current liabilities	1,516.7	1,331.3
Long-term operating lease liabilities	1,447.8	1,431.1
Long-term debt	2,517.4	2,622.1
Other non-current liabilities	171.8	97.4
Deferred tax liabilities	606.5	608.7
Total liabilities	6,260.2	6,090.6
Temporary equity:
Series A Senior Preferred Shares, no par value; shares authorized, issued and outstanding: 485.0 million	482.0	482.0
Redeemable non-controlling interest	12.6	8.1
Stockholders' equity:
Senior preferred and junior preferred stock; unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil	—	—
Common stock and additional paid-in capital, no par value; unlimited shares authorized; shares issued and outstanding: 185.7 million	4,333.9	4,258.5
Retained earnings	1,212.3	1,090.3
Accumulated other comprehensive loss	(62.7)	(124.8)
Stockholders' equity	5,483.5	5,224.0
Non-controlling interests	1.8	2.3
Total stockholders' equity	5,485.3	5,226.3
Total liabilities, temporary equity and stockholders' equity	$12,240.1	$11,807.0
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited; in millions)

	Three months ended September 30, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, June 30, 2025	485.0	$482.0	$7.9	185.5	$4,304.1	$1,188.5	$(40.0)	$2.5	$5,455.1
Net income (loss)	—	—	(0.3)	—	—	95.5	—	—	95.5
Other comprehensive loss	—	—	—	—	—	—	(22.7)	(0.1)	(22.8)
Adjustment of redeemable non-controlling interest	—	—	5.0	—	—	(5.0)	—	—	(5.0)
Share-based payments expense	—	—	—	—	21.2	—	—	—	21.2
Issuance of common stock	—	—	—	0.2	8.2	—	—	—	8.2
Series A Senior Preferred Share dividends	—	—	—	—	—	(8.7)	—	—	(8.7)
Common stock dividends and dividend equivalents	—	—	—	—	0.4	(58.0)	—	(0.6)	(58.2)
Balance, September 30, 2025	485.0	$482.0	$12.6	185.7	$4,333.9	$1,212.3	$(62.7)	$1.8	$5,485.3

	Three months ended September 30, 2024
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, June 30, 2024	485.0	$482.0	$8.3	184.2	$4,214.6	$1,020.2	$(79.5)	$2.3	$5,157.6
Net income (loss)	—	—	(0.1)	—	—	76.1	—	—	76.1
Other comprehensive income	—	—	—	—	—	—	28.5	0.1	28.6
Share-based payments expense	—	—	—	—	9.1	—	—	—	9.1
Issuance of common stock	—	—	—	0.2	5.7	—	—	—	5.7
Tax withholding related to vesting of share units	—	—	—	—	(3.4)	—	—	—	(3.4)
Series A Senior Preferred Share dividends	—	—	—	—	—	(8.7)	—	—	(8.7)
Common stock dividends and dividend equivalents	—	—	—	—	(0.3)	(53.2)	—	—	(53.5)
Balance, September 30, 2024	485.0	$482.0	$8.2	184.4	$4,225.7	$1,034.4	$(51.0)	$2.4	$5,211.5

RB Global, Inc.	4

	Nine months ended September 30, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	485.0	$482.0	$8.1	184.7	$4,258.5	$1,090.3	$(124.8)	$2.3	$5,226.3
Net income (loss)	—	—	(0.5)	—	—	318.7	—	—	318.7
Other comprehensive income	—	—	—	—	—	—	62.1	0.1	62.2
Adjustment of redeemable non-controlling interest	—	—	5.0	—	—	(5.0)	—	—	(5.0)
Share-based payments expense	—	—	—	—	59.5	—	—	—	59.5
Issuance of common stock	—	—	—	1.0	35.4	—	—	—	35.4
Tax withholding related to vesting of share units	—	—	—	—	(20.4)	—	—	—	(20.4)
Series A Senior Preferred Share dividends	—	—	—	—	—	(25.9)	—	—	(25.9)
Common stock dividends and dividend equivalents	—	—	—	—	0.9	(165.8)	—	(0.6)	(165.5)
Balance, September 30, 2025	485.0	$482.0	$12.6	185.7	$4,333.9	$1,212.3	$(62.7)	$1.8	$5,485.3

	Nine months ended September 30, 2024
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Senior A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	485.0	$482.0	$8.4	182.8	$4,142.2	$918.5	$(44.0)	$2.3	$5,019.0
Net income (loss)	—	—	(0.2)	—	—	294.6	—	—	294.6
Other comprehensive income (loss)	—	—	—	—	—	—	(7.0)	0.1	(6.9)
Share-based payments expense	—	—	—	—	40.8	—	—	—	40.8
Issuance of common stock	—	—	—	1.6	57.6	—	—	—	57.6
Tax withholding related to vesting of share units	—	—	—	—	(15.6)	—	—	—	(15.6)
Series A Senior Preferred Share dividends	—	—	—	—	—	(25.6)	—	—	(25.6)
Common stock dividends and dividend equivalents	—	—	—	—	0.7	(153.1)	—	—	(152.4)
Balance, September 30, 2024	485.0	$482.0	$8.2	184.4	$4,225.7	$1,034.4	$(51.0)	$2.4	$5,211.5
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	5

Condensed Consolidated Statements of Cash Flows (Unaudited; in millions)

	Nine months ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities:
Net income	$318.2	$294.4
Adjustments for items not affecting cash:
Depreciation and amortization	355.9	329.9
Share-based payments expense	64.4	45.2
Deferred income tax benefit	—	(44.5)
Unrealized foreign exchange loss (gain)	0.2	(0.5)
Gain on disposition of property, plant and equipment	(1.6)	(3.2)
Loss on deconsolidation	15.5	—
Allowance for expected credit losses	0.1	5.4
Amortization of debt issuance costs	7.1	9.7
Amortization of right-of-use assets	119.3	114.7
Other, net	12.1	16.1
Net changes in operating assets and liabilities	(168.2)	(19.7)
Net cash provided by operating activities	723.0	747.5
Investing activities:
Acquisition of J.M. Wood, net of cash acquired	(163.6)	—
Property, plant and equipment additions	(190.3)	(110.8)
Proceeds on disposition of property, plant and equipment	4.4	1.5
Intangible asset additions	(91.2)	(83.7)
Proceeds from repayment of loans receivable	15.8	6.3
Issuance of loans receivable	(36.4)	(20.8)
Other, net	(4.0)	(2.1)
Net cash used in investing activities	(465.3)	(209.6)
Financing activities:
Dividends paid to common stockholders	(165.5)	(152.4)
Dividends paid to Series A Senior Preferred shareholders	(25.9)	(25.6)
Proceeds from exercise of options and share option plans	35.4	57.5
Payment of withholding taxes on issuance of shares	(20.6)	(14.6)
Net increase in short-term debt	41.2	16.4
Proceeds from long-term debt	275.0	—
Repayment of long-term debt	(338.9)	(353.3)
Payment of debt issuance costs	(4.4)	—
Repayment of finance lease and equipment financing obligations	(23.6)	(19.7)
Proceeds from equipment financing obligations	2.7	2.0
Payment of contingent consideration	(1.9)	(1.9)
Net cash used in financing activities	(226.5)	(491.6)
Effect of changes in foreign currency rates on cash, cash equivalents, and restricted cash	19.3	(4.1)
Cash and cash equivalents classified as assets held for sale	(6.0)	—
Net increase in cash, cash equivalents, and restricted cash	44.5	42.2
Cash, cash equivalents, and restricted cash, beginning of period	708.8	747.9
Cash, cash equivalents, and restricted cash, end of period	$753.3	$790.1
See accompanying notes to the condensed consolidated financial statements.

RB Global, Inc.	6

Index for Notes to the Condensed Consolidated Financial Statements (Unaudited)

RB Global, Inc.	7

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
Unless otherwise indicated, all amounts in the following tables are in millions except per share amounts.
Note 2. Significant Accounting Policies
These unaudited condensed consolidated interim financial statements follow the same accounting policies and methods of application as the Company's most recent annual audited consolidated financial statements. The following accounting policy was applied during the interim period as a result of the LKQ SYNETIQ transaction described in Note 14.
Equity Method Investments
The Company accounts for investments which it does not control, but has the ability to exercise significant influence over, by applying the equity method of accounting pursuant to Accounting Standards Codification ("ASC") 323, Investments – Equity Method and Joint Ventures. The Company's share of income and losses of equity method investees and impairment losses are recognized in the consolidated income statements during the period that they are incurred. The Company presents distributions received from equity method investees in the consolidated statements of cash flows based on the cumulative earnings approach. Following the cumulative earnings approach, when cumulative distributions less distributions received in prior periods that were deemed returns of investment are in excess of cumulative equity earnings, such excess is considered a return of investment and classified as cash flows from investing activities. The Company evaluates equity method investments for impairment when events or circumstances suggest that the carrying amount of the investment may be impaired. An impairment loss on an equity method investment is recognized as a component of operating income when a decline in its value is determined to be other-than-temporary.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require enhanced annual disclosures within rate reconciliations and disaggregated income taxes paid information. The amendments are effective for the Company for the fiscal year ending December 31, 2025. The Company expects to adopt the ASU on a retrospective basis.

RB Global, Inc.	8

Note 2. Significant Accounting Policies (continued)
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides targeted improvements to ASC 350-40 to increase the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for the Company for the fiscal year ending December 31, 2028, including interim reporting periods within that year.
The Company is evaluating the impact of these pronouncements on its consolidated financial statements and related disclosures, including the methods of adoption, except as discussed above. ASUs recently issued but not discussed above are not expected to have a material impact on the Company’s financial statements or related disclosures.
Note 3. Acquisitions
J.M. Wood
On July 14, 2025, the Company completed its acquisition of 100% of the equity interests in J.M. Wood Auction Co., Inc. ("J.M. Wood"), a privately held auction business located in Montgomery, Alabama, United States. The acquisition is expected to expand the Company's geographic coverage and combines J.M. Wood's regional expertise and customer relationships with the Company's global network and technology.
The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The following table presents the preliminary allocation of the purchase consideration to the major categories of assets acquired and liabilities assumed as of the acquisition date:

Fair value of purchase consideration	$239.0
Assets acquired and liabilities assumed:
Cash and cash equivalents	6.4
Inventory	8.2
Property, plant, and equipment, net	4.0
Intangible assets	49.9
Other, net	(0.4)
Fair value of identifiable net assets acquired	68.1
Goodwill acquired on acquisition	$170.9
Approximately $163.6 million of the purchase price, net of cash acquired, was paid on closing with the remainder to be paid in fixed installments on the first, second, and third anniversaries of the closing date. The deferred consideration liability has been recorded at its acquisition-date fair value of $69.0 million, determined by discounting the contractual payments using the Company’s credit-adjusted discount rate, with $22.1 million presented within trade and other liabilities and $46.9 million presented within other non-current liabilities.
The following table presents the preliminary fair values of the identifiable intangible assets acquired:

Asset	Fair value at acquisition	Weighted average amortization period
Customer relationships	$46.0	7 years
Trade names and trademarks	3.9	5 years
Fair value of acquired intangible assets	$49.9	6.8 years
The purchase price allocation is preliminary. The most significant items pending completion include the final determination of the assets acquired and liabilities assumed, including settlement of the net working capital adjustment, and management’s review of certain working-capital, intangible asset valuations, and tax matters. Adjustments to the preliminary allocation, including changes to intangible asset values and related amortization, may be recorded during the measurement period (up to one year from the acquisition date) as additional information becomes available.

RB Global, Inc.	9

Note 3. Acquisitions (continued)
The goodwill recognized reflects the expected synergies of the combined company, the assembled workforce of J.M. Wood, and other intangible assets that do not qualify for separate recognition. Goodwill has been assigned to the Ritchie Bros. reporting unit, and substantially all of it is expected to be deductible for income tax purposes.
Revenue and net income of J.M. Wood included in the condensed consolidated financial statements from the acquisition date are not material. Revenue of J.M. Wood for the year ended December 31, 2024 was approximately $92.6 million.
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
The following table presents the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM, reconciled to the segment’s net income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenue	$1,092.7	$981.8	$3,387.3	$3,142.6
Significant segment expenses
Costs of services	353.0	339.7	1,068.8	1,041.5
Cost of inventory sold	236.1	193.5	757.5	612.8
Selling, general and administrative	217.8	177.8	645.0	584.5
Acquisition-related and integration costs	4.0	6.0	9.8	22.9
Depreciation and amortization	124.7	111.9	355.9	329.9
Interest expense	48.2	57.2	145.6	181.0
Income tax expense	16.5	26.2	81.9	95.3
Other segment items[1]	(2.8)	(6.5)	4.6	(19.7)
Net income	$95.2	$76.0	$318.2	$294.4
1 Other segment items consist of gain on disposition of property, plant and equipment, loss on deconsolidation, interest income, other loss, net, and foreign exchange gain (loss), as reported on the consolidated income statements.
Note 5. Revenue
The following table presents revenue disaggregated by type:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Transactional seller revenue	$215.8	$206.6	$673.6	$695.9
Transactional buyer revenue	543.8	486.9	1,661.1	1,522.3
Marketplace services revenue	85.4	86.4	250.0	269.9
Total service revenue	845.0	779.9	2,584.7	2,488.1
Inventory sales revenue	247.7	201.9	802.6	654.5
Total revenue	$1,092.7	$981.8	$3,387.3	$3,142.6

RB Global, Inc.	10

Note 5. Revenue (continued)
The following table presents revenue disaggregated by geographic area, based on the location of the underlying auction activity or rendering of services:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$799.7	$724.0	$2,470.1	$2,282.7
Canada	157.9	130.7	496.6	466.4
Europe	79.1	84.9	248.3	248.5
Australia	33.7	27.1	103.9	88.9
Other	22.3	15.1	68.4	56.1
Total revenue	$1,092.7	$981.8	$3,387.3	$3,142.6
Note 6. Operating Expenses
Acquisition-Related and Integration Costs
Acquisition-related and integration costs consist of operating expenses incurred in connection with business combinations, such as due diligence, financing, investment-banking, consulting, advisory, legal, severance, integration and other acquisition-related costs.
The following table presents acquisition-related and integration costs by significant acquisition:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
J.M. Wood	$2.6	$—	$5.0	$—
IAA	0.4	5.8	3.4	22.5
Other	1.0	0.2	1.4	0.4
Acquisition-related and integration costs	$4.0	$6.0	$9.8	$22.9
Depreciation and Amortization

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Depreciation	$27.2	$26.2	$79.9	$76.4
Amortization	97.5	85.7	276.0	253.5
Depreciation and amortization	$124.7	$111.9	$355.9	$329.9
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
The Company's effective tax rate was 14.8% for the three months ended September 30, 2025, and 20.5% for the nine months ended September 30, 2025. The variance from the statutory federal and provincial tax rate in British Columbia, Canada of 27.0% relates primarily to certain discrete items, a change in estimate regarding certain deductions, and a higher estimate of income taxed in jurisdictions with lower tax rates. Partially offsetting these decreases was an increase in valuation allowances associated with certain deferred tax assets relating to the transaction described in Note 14.

RB Global, Inc.	11

Note 7. Income Taxes (continued)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the United States Tax Cuts and Jobs Act and amends other provisions of the Internal Revenue Code. The legislation has multiple effective dates, with certain provisions effective in 2025 and others through 2027. The Company is assessing the impact the OBBBA may have on its consolidated financial statements, but does not currently expect it to have a material impact.
The Company is routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge the manner in which the Company has filed its tax returns and reported its income.
On December 3, 2024, the Canada Revenue Agency ("CRA") issued the Company a Notice of Assessment and Statement of Interest for C$79.1 million ($56.8 million), for the taxation years 2010 through 2015, inclusive of C$37.7 million ($27.1 million) in income taxes, and C$41.4 million ($29.7 million) in interest and penalties. The CRA is asserting that one of the Company’s Luxembourg subsidiaries, which was in operation from 2010 to 2020, was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
In February 2025, the Company filed a Notice of Objection with the CRA as it believes it is and has been in full compliance with Canadian tax laws and it intends to pursue all available administrative and judicial remedies necessary to resolve this matter. In addition, the Company paid a deposit of C$39.5 million ($28.4 million) to the CRA in early February 2025, recorded within other non-current assets, the minimum required by law as part of the CRA’s objection process. In the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company. In June 2025, the Company filed a Notice of Appeal with the Tax Court of Canada. In October 2025, the Crown filed a response to the Company’s Notice of Appeal with the Tax Court of Canada maintaining the CRA’s assertion and requesting that the Company’s appeal be dismissed. The Company believes the Crown’s response is without merit and plans to continue to litigate.
In the event that the Company’s tax filing position is not upheld by either the CRA or by a court of last resort, the Company would incur and record the amounts assessed in income tax, interest and penalties in its consolidated financial statements, which could have a material negative effect on the Company’s results of operations.
In addition, in late 2024, the CRA requested information regarding the 2016 to 2020 taxation years for the same matter, which the Company provided in January 2025. In September 2025, the CRA requested additional information and clarification regarding previous submissions. The Company has not received a notice of assessment relating to the 2016 to 2020 taxation years. Depending on the outcome of this matter, the Company could incur additional income taxes, penalties and interest relating to the 2016 to 2020 taxation years, which could have a material negative effect on its results of operations.
At September 30, 2025 and December 31, 2024, the Company has not recorded any amounts relating to this matter in the consolidated financial statements, as it is the Company’s conclusion that it is more likely than not that the Company’s tax filing position will ultimately be sustained. The Company is unable to predict the ultimate outcome of this matter and the final disposition of any appeals, which could take numerous years to resolve.
Note 8. Earnings Per Share Available to Common Stockholders

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income available to common stockholders	$80.7	$66.9	$283.1	$264.7
Basic weighted average shares outstanding	185.6	184.3	185.3	183.8
Weighted average effect of dilutive securities:
Share units	0.9	0.6	0.8	0.6
Stock options and employee share purchase plan	0.6	0.6	0.6	0.6
Diluted weighted average shares outstanding	187.1	185.5	186.7	185.0
Earnings per share available to common stockholders:
Basic	$0.43	$0.36	$1.53	$1.44
Diluted	$0.43	$0.36	$1.52	$1.43

RB Global, Inc.	12

Note 9. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

	Nine months ended September 30,
	2025	2024
Trade and other receivables	$43.0	$(0.3)
Prepaid consigned vehicle charges	9.8	6.1
Inventory	(10.0)	(8.1)
Advances against auction contracts	(4.4)	14.3
Prepaid expenses and deposits	2.4	(5.3)
Income taxes receivable	(89.4)	(15.5)
Auction proceeds payable	121.0	46.1
Trade and other liabilities	(66.8)	49.7
Income taxes payable	(20.5)	1.2
Operating lease obligations	(110.0)	(98.9)
Other, including CRA deposit	(43.3)	(9.0)
Net changes in operating assets and liabilities	$(168.2)	$(19.7)
Other Supplemental Cash Flow Information

	Nine months ended September 30,
	2025	2024
Interest paid, net of interest capitalized	$168.1	$201.1
Interest received	10.6	20.3
Net income taxes paid	190.7	156.0
Non-cash purchase of property, plant and equipment under finance lease	58.1	25.2
Non-cash operating right of use assets obtained in exchange for new lease obligations	127.3	80.5
Note 10. Fair Value Measurement
The following table presents the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		September 30, 2025		December 31, 2024
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$78.9	$79.6	$53.6	$53.3
Contingent consideration liability	Level 3	3.1	3.1	4.8	4.8
Revolving Facility loans	Level 2	298.6	298.6	27.7	27.7
TLA Facility loans	Level 2	1,005.6	1,010.8	1,290.5	1,297.5
Senior Secured Notes	Level 1	546.0	562.4	544.8	563.8
Senior Unsecured Notes	Level 1	792.0	837.5	790.9	837.5
The fair value of loans receivable with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The fair value of the contingent consideration liability, which relates to IAA's acquisition of Marisat, Inc. in 2021, is determined using certain unobservable inputs, including the likelihood of the achievement of volume targets. The fair values of the Revolving Facility loans and TLA Facility loans, before deduction of deferred debt issuance costs, approximate their carrying amounts as the interest rates are market-based and short-term in nature. The fair values of the Senior Secured Notes and Senior Unsecured Notes are determined by reference to a quoted market price traded in an over-the-counter broker market.

RB Global, Inc.	13

Note 11. Derivative Financial Instruments
The Company enters into forward currency contracts from time to time to manage exposure to foreign currency exchange rate fluctuations related to certain loans receivable and significant intercompany balances. The fair value of derivative financial instruments was not material at September 30, 2025 or December 31, 2024. The gross notional amount of forward currency contracts outstanding at September 30, 2025 was $53.8 million (December 31, 2024 - $48.1 million).
Note 12. Trade and Other Receivables

	September 30, 2025	December 31, 2024
Trade accounts receivable	$332.8	$301.7
Advanced charges receivable	297.3	347.3
Loans receivable	53.1	35.4
Consumption taxes receivable	10.9	25.6
Other receivables	9.0	6.6
Trade and other receivables, gross	703.1	716.6
Less: allowance for credit losses	(5.5)	(7.2)
Trade and other receivables, net	$697.6	$709.4
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables. Trade receivables are due for payment typically within seven days of the date of sale. Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. Other receivables are unsecured and non-interest bearing.
Allowance for Credit Losses
The following table presents the activity in the allowance for expected credit losses:

	Nine months ended September 30,
	2025	2024
Allowance for credit losses, beginning of period	$7.2	$6.4
Provision	0.1	5.4
Write-offs charged against the allowance	(1.8)	(3.4)
Allowance for credit losses, end of period	$5.5	$8.4
Loans Receivable
The following table presents the consolidated balance sheet presentation of loans receivable:

	September 30, 2025	December 31, 2024
Loans receivable
Trade and other receivables	$53.1	$35.4
Other non-current assets	25.8	18.2
Total loans receivable	$78.9	$53.6
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

RB Global, Inc.	14

Note 13. Trade and Other Liabilities

	September 30, 2025	December 31, 2024
Accrued liabilities	$263.6	$237.3
Trade payables	150.3	139.7
Book overdrafts	227.9	276.5
Deferred revenue	15.9	20.6
Taxes payable	41.4	63.4
Current portion of finance leases and equipment financing obligations	31.4	26.0
Share unit liabilities	11.3	8.4
Other payables	3.8	10.1
Trade and other liabilities	$745.6	$782.0
Accrued liabilities include $22.1 million of deferred consideration relating to the J.M. Wood acquisition.
Taxes payable includes value added tax, sales tax, and Canadian digital services tax ("DST"). On June 29, 2025, the Government of Canada announced that it intends to rescind the DST. At September 30, 2025, the Company continues to accrue DST as the related legislation has not yet been enacted.
Note 14. Loss on Deconsolidation and Recognition of Equity Method Investment
On June 21, 2025, the Company, through its wholly owned subsidiary SYNETIQ Ltd., entered into an agreement with LKQ Europe to establish a new joint venture, LKQ SYNETIQ, focused on vehicle parts dismantling and distribution services. To prepare for the transaction, the Company transferred the net assets to be used in the operations of the joint venture to a newly created entity. Pursuant to the agreement, the Company retained a 40% equity interest in the new entity, and LKQ Europe acquired a 60% equity interest for proceeds of £8.0 million (approximately $11.0 million), to be paid in equal installments on the third, fourth, and fifth anniversaries of the closing date.
As a result of the transaction, the Company determined that it no longer controlled and therefore deconsolidated the entity at closing and recorded the fair value of its 40% equity interest within other non-current assets, by applying the equity method of accounting. The fair value of the initial carrying amount of the investment was determined based on the value implied by the transaction.
The loss on deconsolidation was determined as follows:

Fair value of consideration receivable	$8.7
Initial carrying amount of the equity method investment	5.8
Carrying amount of net assets derecognized on deconsolidation	(30.0)
Loss on deconsolidation	$(15.5)
The carrying amount of the net assets derecognized on deconsolidation includes an allocation of goodwill, which was determined based on the relative fair value of the business in relation to the fair value of its associated reporting unit. The Company recognized a $1.7 million inventory write down in connection with the transaction, recognized within cost of inventory sold, and incurred $2.5 million in related transaction costs recognized within selling, general and administrative expenses.
LKQ Europe has an option to purchase the Company's remaining 40% equity interest in LKQ SYNETIQ during the six-month period following the fifth anniversary of the closing date at a price based on the trailing gross profit of LKQ SYNETIQ for specified periods. If LKQ Europe does not exercise its option, the Company will have the right to initiate a sale of LKQ SYNETIQ's assets or shares or require LKQ Europe to sell its shares to the Company at a price based on the trailing gross profit of LKQ SYNETIQ for specified periods.
The Company has provided certain loans, subleased certain premises, and entered into a transitional services and a vehicle supply contract with LKQ SYNETIQ. These related party arrangements allow LKQ SYNETIQ to obtain access to certain premises required to conduct operations, obtain access to the Company’s auction platform to continue to generate supply of vehicles, and receive transitional services from the Company to support its operations. These related party transactions were not material as at or for the three and nine months ended September 30, 2025.

RB Global, Inc.	15

Note 14. Loss on Deconsolidation and Recognition of Equity Method Investment (continued)
Equity income (loss), presented within other loss, net was not material for the three and nine months ended September 30, 2025.
Note 15. Debt

	Maturity	Interest Rate[1]	September 30, 2025	December 31, 2024
Short-term debt
Revolving Facility loans	Various	5.34%	$73.6	$27.7
Long-term debt
Revolving Facility loans	April 2030	5.67%	$225.0	$—
CAD TLA Facility loans	April 2030	4.34%	72.7	72.5
USD TLA Facility loans	April 2030	5.78%	938.1	1,225.0
Senior Secured Notes	March 2028	6.75%	550.0	550.0
Senior Unsecured Notes	March 2031	7.75%	800.0	800.0
Less: Unamortized debt issuance costs			(17.2)	(21.3)
Total long-term debt			2,568.6	2,626.2
Less: Current portion of long-term debt			51.2	4.1
Long-term debt			$2,517.4	$2,622.1
1 Interest rates on Revolving Facility and TLA Facility loans reflect the weighted-average interest rates on borrowings as of September 30, 2025.
At September 30, 2025, the Company had undrawn Revolving Facility commitments aggregating $985.0 million available until April 2030, subject to certain covenant restrictions, and undrawn uncommitted foreign credit facility capacity aggregating $15.0 million available indefinitely. The Company was in compliance with all financial and other covenants applicable to its debt agreements at September 30, 2025.
Credit Agreement
In 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multi-currency revolving facilities (the “Revolving Facility”) and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of a facility denominated in U.S. dollars (the “USD TLA Facility”) and a facility denominated in Canadian dollars (the “CAD TLA Facility”).
On April 3, 2025, the Company amended the Credit Agreement to, among other things, increase the aggregate principal amount of Revolving Facility from $750.0 million to $1.3 billion, reduce the USD TLA Facility from $1.225 billion to $950.0 million, reduce certain loan margins and fees, adjust certain covenants for more financial flexibility, and extend the maturity of the Credit Agreement from September 21, 2026 to April 3, 2030. Revolving Facility and TLA Facility loans bear interest at a benchmark rate plus an applicable margin and the TLA Facility loans are subject to quarterly installment payments of 1.25% of principal, with the balance of the loans due at maturity. In connection with the amendment, the Company incurred issuance costs of $1.8 million, which have been deferred and presented as a reduction in the carrying amount of the TLA Facility loans, $2.6 million, which have been deferred and presented within other non-current assets as they relate to the Revolving Facility, and $3.9 million, which have been expensed and recorded within selling, general and administrative expense.
Senior Secured and Unsecured Notes
On March 15, 2023, the Company completed the offering of (i) $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the “Senior Secured Notes”) and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the “Senior Unsecured Notes”, and together with the Senior Secured Notes, the “Notes”). Interest on the Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis and the Senior Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.

RB Global, Inc.	16

Note 16. Temporary Equity, Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common stock and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of September 30, 2025. The Series A Senior Preferred Shares carry a 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor.
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
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at September 30, 2025.
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
During the three and nine months ended September 30, 2025, holders of the Series A Senior Preferred Shares were entitled to preferred dividends of $6.7 million and $20.1 million, respectively (three and nine months ended September 30, 2024 - $6.7 million and $20.1 million, respectively) and participating dividends of $2.1 million and $5.9 million, respectively (three and nine months ended September 30, 2024 - $2.0 million and $5.5 million, respectively).
Redeemable Non-controlling Interest
Redeemable non-controlling interest relates to the put/call agreement with one of the minority unitholders of VeriTread under which the holder can put its remaining 21% interest in VeriTread to the Company if certain performance targets are met.
During the three months ended September 30, 2025, the Company determined that the redeemable non-controlling interest was probable of redemption during the 60-day put window beginning January 3, 2026, at a predetermined contractual amount. Accordingly, the Company adjusted the carrying amount of the redeemable non-controlling interest to its estimated redemption value, with the corresponding $5.0 million adjustment recorded as a reduction to retained earnings.
The Company has separately recognized a 4% non-controlling interest in VeriTread within stockholders' equity as that interest is not redeemable.

RB Global, Inc.	17

Note 16. Temporary Equity, Equity and Dividends (continued)
Common Stock Dividends

Declaration date	Record date	Payment date	Dividend per share	Dividends
Nine months ended September 30, 2025
January 17, 2025	February 14, 2025	March 3, 2025	$0.29	$53.5
May 6, 2025	May 29, 2025	June 20, 2025	0.29	53.8
August 6, 2025	August 28, 2025	September 18, 2025	0.31	57.6
Nine months ended September 30, 2024
January 19, 2024	February 9, 2024	March 1, 2024	$0.27	$49.3
May 8, 2024	May 29, 2024	June 20, 2024	0.27	49.6
August 2, 2024	August 28, 2024	September 18, 2024	0.29	53.5
Subsequent to September 30, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.31 per common share, payable on December 17, 2025, to common stockholders of record on November 26, 2025.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment, a component of other comprehensive income (loss), includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gains (losses) on intercompany foreign currency transactions of a long-term investment nature	$(1.8)	$6.0	$9.9	$(0.1)
Note 17. Share-based Payments
The following table presents the components of share-based payment expense by consolidated income statement classification:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Selling, general and administrative:
Stock option compensation expense	$0.1	$0.7	$0.6	$3.0
Equity-classified share units	19.9	7.3	55.0	32.9
Liability-classified share units	0.4	0.6	1.7	2.1
Employee share purchase plan	1.4	1.2	5.7	5.8
	21.8	9.8	63.0	43.8
Acquisition-related and integration costs:
Acceleration of share-based payments expense	—	0.1	—	1.0
Share-based continuing employment costs	1.0	0.2	1.4	0.4
	1.0	0.3	1.4	1.4
	$22.8	$10.1	$64.4	$45.2

RB Global, Inc.	18

Note 17. Share-based Payments (continued)
Share units
The following table presents share unit activity for the nine months ended September 30, 2025 (actual number of units; weighted-average grant-date fair value per share unit):

	Equity-classified						Liability-classified
	Performance Share Units (Performance Conditions)		Performance Share Units (Market Conditions)		Restricted Share Units		Deferred Share Units
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2024	450,175	$64.73	268,954	$105.53	607,805	$66.00	73,490	$40.29
Granted	153,439	99.88	153,208	151.41	479,032	98.26	606	106.01
Vested and settled	(132,018)	58.74	—	—	(283,613)	63.30	(2,245)	67.40
Forfeited	(4,155)	73.41	(2,870)	125.54	(29,704)	81.11	—	—
Outstanding at September 30, 2025	467,441	$77.88	419,292	$122.16	773,520	$86.39	71,851	$40.00
Performance Share Units ("PSUs")
During the nine months ended September 30, 2025, the Company granted PSUs to executives and senior employees, approximately half of which have performance vesting conditions and approximately half of which have market vesting conditions, conditional upon the Company's total shareholder return relative to a peer group. The PSUs have three-year performance and market vesting periods.
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

	Nine months ended September 30,
	2025	2024
Risk free interest rate	4.0%	4.4%
Expected lives of the PSUs	3 years	3 years
Expected volatility	30.4%	32.2%
Average expected volatility of comparable companies	34.7%	48.3%
Restricted Share Units ("RSUs")
During the nine months ended September 30, 2025, the Company granted RSUs to employees which have service vesting conditions. The RSUs vest over a three-year graded vesting period or cliff vest after 3 years, depending on the terms of the grant.
The fair values of RSUs were estimated using the closing price of the Company's common shares listed on the NYSE on the respective grant dates.

RB Global, Inc.	19

Note 18. Leases
The following table presents the components of lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$66.0	$60.3	$193.7	$182.2
Finance lease cost
Amortization of leased assets	5.2	3.4	13.9	9.1
Interest on lease liabilities	1.5	0.6	3.2	1.5
Short-term lease cost	2.9	4.6	8.9	14.6
Sublease income	(1.4)	(0.2)	(2.2)	(0.6)
	$74.2	$68.7	$217.5	$206.8
Note 19. Assets and Liabilities Held for Sale
During the third quarter of fiscal 2025, the Company classified the assets and liabilities of Decision Dynamics, LLC ("DDI"), an electronic lien and title business, as held-for-sale on the consolidated balance sheets. The disposal group is measured at the lower of carrying amount and fair value less costs to sell, in accordance with ASC 360, Property, Plant, and Equipment and no impairment was required in connection with the held for sale classification. The fair value of the disposal group was determined based on expected sale proceeds less estimated costs to sell, which represents a Level 3 fair value measurement.
The following table presents the carrying amounts of the major classes of assets and liabilities classified as held-for-sale:

September 30, 2025
Assets
Cash and cash equivalents	$6.0
Intangible assets, net	13.3
Operating lease right-of-use assets	3.4
Goodwill	15.0
Other	2.9
Assets held for sale	$40.6
Liabilities
Operating lease liabilities	$3.6
Other	2.8
Liabilities held for sale	$6.4
On November 3, 2025, the Company completed the sale of DDI for consideration of approximately $37.8 million, subject to final closing adjustments. The sale of DDI is not expected to have a material impact on the Company’s consolidated financial statements. The results of DDI are included within continuing operations on the consolidated income statements.
Note 20. Contingencies
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

RB Global, Inc.	20

Note 20. Contingencies (continued)
During the three and nine months ended September 30, 2025, the Company recorded an expense of $0.2 million and $1.9 million, respectively (three and nine months ended September 30, 2024 - $0.2 million and $3.3 million, respectively) reflecting changes to the estimated fair value of certain share-based payment awards. Any changes to the estimated payment amount to Ms. Fandozzi as a result of the settlement of the matter could be material.
The Company is subject to legal and other claims that arise in the ordinary course of its business. Management does not believe that the results of these claims will have a material effect on the Company’s consolidated balance sheets or consolidated income statements.
Guarantee Contracts
In the normal course of business, the Company may guarantee a consignor a minimum level of proceeds in connection with the sale at auction of that consignor’s equipment.
At September 30, 2025, there were $88.3 million of assets guaranteed under contract, of which 98% is expected to be sold prior to December 31, 2025, with substantially all of the remainder to be sold by June 30, 2026 (at December 31, 2024 - $39.1 million, of which 44% was expected to be sold prior to the end of March 31, 2025, with the remainder expected to be sold by December 31, 2025). The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.
Note 21. Subsequent Event
On October 28, 2025, an Australian subsidiary of the Company entered into a definitive agreement to purchase all of the outstanding shares of Smith Broughton Pty Ltd, an Australia based auction company for A$57.5 million ($38.0 million), subject to adjustments for working capital, inventory, and other items. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2025.

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
•our ability to integrate acquisitions, including the recently acquired J.M. Wood Auction Co., Inc. ("J.M. Wood");
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
While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, which are available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR+ at www.sedarplus.ca, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.
Unless otherwise indicated, all amounts in the following tables are in millions, except per share amounts.
Overview
RB Global, Inc. and its subsidiaries (collectively referred to as “RB Global”, the “Company”, "our", "us", or “we”) (NYSE & TSX: RBA) is a leading global marketplace that connects sellers and buyers of commercial assets and vehicles. Through our omnichannel platform, we facilitate transactions for customers primarily in our automotive and commercial construction and transportation ("CC&T") sectors. We also provide our customers value-added marketplace services, technology solutions for vehicle merchandising, platforms for lifecycle management of assets, and a market data intelligence platform to help customers make more informed business decisions.
For a complete overview of our business and a list of our branded solutions, please refer to Part I, Item 1: Business of our Annual Report on Form 10-K for the year ended December 31, 2024, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR+ at www.sedarplus.ca.
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
Inventory return: Inventory sales revenue less cost of inventory sold.
Inventory rate: Inventory return divided by inventory sales revenue.

RB Global, Inc.	22

Total lots sold: A single asset to be sold or a group of assets bundled for sale as one unit. Low value assets are sometimes bundled into a single lot, collectively referred to as “small value lots.”
Revenue Mix Fluctuations
Our revenue is comprised of service revenue and inventory sales revenue. Service revenue includes transactional buyer and seller revenue and marketplace services revenue.
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
Marketplace services revenue includes fees earned from various optional value-added services provided to buyers, sellers or other third parties, and includes transportation, buyer towing, refurbishment, financing, parts procurement, data and appraisal, and other ancillary services.
Our revenue can fluctuate significantly each period, depending on the mix of service GTV and inventory GTV. Completed straight commission, fixed commission, and guarantee commission contracts are recognized as service revenue based on a percentage of GTV or on a fixed value, while inventory sales result in the full GTV of the assets sold being recorded as inventory sales revenue. As a result, a change in the mix of service and inventory sales transactions can have a significant impact on our revenue growth percentages.
Recent Developments
On October 28, 2025, an Australian subsidiary of the Company entered into a definitive agreement to purchase all of the outstanding shares of Smith Broughton Pty Ltd, an Australia based auction company for A$57.5 million ($38.0 million), subject to adjustments for working capital, inventory, and other items. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2025.
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
In the CC&T sector, our customers are continuing to delay decisions over disposition of assets as they evaluate the current business conditions in the face of an uncertain macro environment and shifting trade policies. Our customers and partners continue to experience lower equipment utilization rates, weaker end market demand, a higher interest rate environment, and higher costs to acquire new assets, resulting in delays in replacing or adding assets to their existing asset base. These trends are contributing to a lower need for our customers to transact equipment and machinery.
In the automotive sector, the total number of accidents and the number of accidents deemed a total loss influence unit volume growth in the industry. The total number of accidents is a function of the number of vehicles in service and the aggregate number of miles driven. Used automotive prices, age, and the complexity of the design and technology content of vehicles, in combination with the cost of repair, are some of the factors that influence if a vehicle is deemed a total loss. The current inflation spread between automotive repair and used vehicles is providing a productive environment for a higher number of vehicles deemed a total loss as a percent of total accidents, driving a favorable environment for salvage.

RB Global, Inc.	23

Performance Overview and Consolidated Results
For the third quarter of 2025, as compared to the third quarter of 2024:
•Total GTV increased 7% to $3.9 billion
•Total revenue increased 11% to $1.1 billion
◦Service revenue increased 8% to $845.0 million
◦Inventory sales revenue increased 23% to $247.7 million
•Net income increased 25% to $95.2 million
•Net income available to common stockholders increased 21% to $80.7 million
•Diluted earnings per share (“EPS”) available to common stockholders increased 19% to $0.43 per share
•Diluted adjusted EPS available to common stockholders increased 31% to $0.93 per share
•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 16% to $327.7 million
Results of Operations
The following table presents the key components of our results of operations for the periods indicated.

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
Service revenue	$845.0	$779.9	8%	$2,584.7	$2,488.1	4%
Inventory sales revenue	247.7	201.9	23%	802.6	654.5	23%
Total revenue	$1,092.7	$981.8	11%	$3,387.3	$3,142.6	8%
Costs of services	353.0	339.7	4%	1,068.8	1,041.5	3%
Cost of inventory sold	236.1	193.5	22%	757.5	612.8	24%
Selling, general and administrative	217.8	177.8	22%	645.0	584.5	10%
Acquisition-related and integration costs	4.0	6.0	(33)%	9.8	22.9	(57)%
Depreciation and amortization	124.7	111.9	11%	355.9	329.9	8%
Total operating expenses	$935.6	$828.9	13%	$2,837.0	$2,591.6	9%
Gain on disposition of property, plant and equipment	1.2	0.5	140%	1.6	3.2	(50)%
Loss on deconsolidation	—	—	NM	(15.5)	—	NM
Operating income	$158.3	$153.4	3%	$536.4	$554.2	(3)%
Net income	95.2	76.0	25%	318.2	294.4	8%
Net income available to common stockholders	80.7	66.9	21%	283.1	264.7	7%
Effective tax rate	14.8%	25.6%	(1,080)bps	20.5%	24.5%	(400)bps

Total GTV	$3,893.8	$3,622.2	7%	$11,920.8	$11,803.6	1%
Service GTV	3,646.1	3,420.3	7%	11,118.2	11,149.1	—%
Inventory GTV	247.7	201.9	23%	802.6	654.5	23%

Inventory return	$11.6	$8.4	38%	$45.1	$41.7	8%
Inventory rate	4.7%	4.2%	50bps	5.6%	6.4%	(80)bps
NM = Not meaningful

RB Global, Inc.	24

Total GTV
The following tables present total GTV by geography and by sector for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
United States	$2,961.0	$2,822.8	5%	$8,977.3	$9,015.8	—%
Canada	609.5	520.4	17%	2,004.5	1,917.5	5%
International	323.3	279.0	16%	939.0	870.3	8%
Total GTV	$3,893.8	$3,622.2	7%	$11,920.8	$11,803.6	1%

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
Automotive	$2,152.2	$2,031.1	6%	$6,458.4	$6,143.7	5%
Commercial construction and transportation	1,328.9	1,217.6	9%	4,128.9	4,392.1	(6)%
Other[1]	412.7	373.5	10%	1,333.5	1,267.8	5%
Total GTV	$3,893.8	$3,622.2	7%	$11,920.8	$11,803.6	1%
The following table presents total lots sold by sector for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in '000's of lots sold, except percentages)	2025	2024	% Change	2025	2024	% Change
Automotive	601.7	553.8	9%	1,823.2	1,686.1	8%
Commercial construction and transportation	87.8	103.1	(15)%	272.9	330.1	(17)%
Other[1]	126.7	140.8	(10)%	422.4	459.9	(8)%
Total lots sold	816.2	797.7	2%	2,518.5	2,476.1	2%
GTV increased 7% in the third quarter of 2025, driven by growth in all regions and sectors.
Automotive sector GTV increased 6% in the third quarter of 2025 primarily due to market share gains and higher volume from existing partners, partially offset by a decrease in average price per lot sold due to a shift in customer mix, with a greater proportion of remarketed vehicles relative to insurance vehicles.
CC&T sector GTV increased 9% in the third quarter of 2025 partially due to by the inclusion of J.M. Wood following its acquisition by the Company on July 14, 2025. Excluding the impact of this acquisition, CC&T sector GTV increased due to a higher average price per lot sold, attributable to improved mix. CC&T sector GTV also increased due to higher volumes in Canada and International, partially offset by lower volume in the United States, primarily due to the non-repeat of certain significant customer contracts.
GTV increased 1% in the first nine months of 2025, primarily due to higher GTV in the automotive sector for the same reasons discussed above, partially offset by lower GTV in the CC&T sector due to lower volumes in the United States and Canada. The decline in CC&T sector GTV was primarily due to lower unit volume and the non-repeat of certain significant customer contracts.
1 Total GTV and total lots sold in the other sector exclude the results from LKQ SYNETIQ from June 21, 2025, the date of its deconsolidation from the Company.

RB Global, Inc.	25

Service Revenue
The following table presents service revenue disaggregated by type for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
Transactional seller revenue	$215.8	$206.6	4%	$673.6	$695.9	(3)%
Transactional buyer revenue	543.8	486.9	12%	1,661.1	1,522.3	9%
Marketplace services revenue	85.4	86.4	(1)%	250.0	269.9	(7)%
Total service revenue	$845.0	$779.9	8%	$2,584.7	$2,488.1	4%
Transactional seller revenue increased 4% in the third quarter of 2025, primarily due to service GTV growth in the automotive and CC&T sectors, as discussed above, partially offset by a slightly lower average seller commission rate.
Transactional buyer revenue increased 12% in the third quarter of 2025, while total GTV increased 7%, primarily due to changes to our buyer fee rate structures implemented in late-2024 and early-2025.
Marketplace services revenue decreased 1% in the third quarter of 2025, primarily due to the non-repeat of transportation fees related to a significant customer contract in the United States, partially offset by increased value-added services revenue.
Transactional seller revenue decreased 3% in the first nine months of 2025, primarily due to a slightly lower average seller commission rate and slightly lower GTV.
Transactional buyer revenue increased 9% in the first nine months of 2025, despite an increase in total GTV of 1%, primarily due to changes to our buyer fee rate structures implemented in late-2024 and early-2025.
Marketplace services revenue decreased 7% in the first nine months of 2025, primarily due to the non-repeat of transportation fees related to a significant customer contract in the United States.
Inventory Sales Revenue
Inventory sales revenue increased 23% in the third quarter of 2025, primarily due to the inclusion of J.M. Wood and a large customer in the CC&T sector in the United States. These increases were partially offset by a decline in automotive sector inventory sales revenue as result of the deconsolidation of LKQ SYNETIQ in the second quarter of 2025.
Inventory sales revenue increased 23% in the first nine months of 2025, primarily due to a shift in contract mix within our CC&T sector, in addition to the reasons discussed above.
Costs of Services
Costs of services increased 4% in the third quarter of 2025, primarily due to automotive sector volume growth resulting in higher tow and employee compensation expenses and higher property costs as a result of an increase in properties under lease. These increases were partially offset by decreasing CC&T sector costs, mainly as a result of lower transportation and third-party profit-sharing costs associated with a significant customer contract in the prior year.
Costs of services increased 3% in the first nine months of 2025, primarily due to the same reasons discussed above. In addition, we saw higher employee compensation expenses as a result of changes to our employee benefit plans implemented in the second quarter of 2024.
Cost of Inventory Sold
Cost of inventory sold increased 22% in the third quarter of 2025, in line with the 23% increase in inventory sales revenue.
Inventory rate expanded 50bps to 4.7% in the third quarter of 2025, attributable to stronger performance in the CC&T sector, primarily in the United States.
Cost of inventory sold increased 24% in the first nine months of 2025, in line with the 23% increase in inventory sales revenue.
Inventory rate declined 80bps to 5.6% in the first nine months of 2025, attributable to softer performance in all sectors.

RB Global, Inc.	26

Selling, General and Administrative
Selling, general and administrative expenses increased 22% in the third quarter of 2025, primarily due to increases in employee compensation costs, professional fees, restructuring costs, technology expenses, and the inclusion of J.M. Wood. Employee compensation and restructuring costs increased primarily due to increased share-based payment expense and severance costs associated with the leadership and organizational changes announced in the third quarter of 2025. Professional fees increased primarily due to increased legal costs and increased consulting expenses related to strategic initiatives, including the organizational changes discussed above. Technology expenses increased primarily due to higher cloud service costs and increased amortization of cloud computing implementation costs associated with recently implemented payroll and finance systems. These increases were partially offset by lower expense from the termination of the Bolton lease arrangement in Ontario, Canada, at the beginning of the year.
Selling, general and administrative expenses increased 10% in the first nine months of 2025 for the same reasons discussed above, partially offset by the non-repeat of the initial accrual for Canadian digital services tax for the period of January 1, 2022 to June 30, 2024.
Acquisition-related and Integration Costs
Acquisition-related and integration costs decreased 33% and 57% in the third quarter of 2025 and the first nine months of 2025, respectively, primarily due to a decrease in integration and severance costs related to the IAA acquisition, offset by an increase in acquisition-related costs related to the J.M. Wood acquisition completed in the third quarter of 2025.
Operating Income
Operating income increased 3% in the third quarter of 2025, primarily due to higher flow-through of service and inventory revenue, as discussed above. These increases were partially offset by the increase in selling, general, and administrative expenses, as discussed above, and higher depreciation and amortization expense related to increase in internally developed software and technology assets and acquired intangible assets.
Operating income decreased 3% in the first nine months of 2025, primarily due to higher selling, general and administrative expenses and depreciation and amortization expense, as discussed above, and the loss on deconsolidation and related costs in connection with the LKQ SYNETIQ transaction which occurred in the second quarter of 2025. These decreases were partially offset by a higher flow-through of service revenue and lower acquisition-related and integration costs, as discussed above.
Income Tax Expense and Effective Tax Rate
At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The estimate reflects, among other items, management’s best estimate of operating results. It does not include the estimated impact of foreign exchange rates or unusual and/or infrequent discrete items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
Income tax expense decreased 37% and the effective tax rate decreased 1,080 bps in the third quarter of 2025.
Income tax expense decreased 14% and the effective tax rate decreased 400 bps in the first nine months of 2025.
The decrease in the effective tax rate for the third quarter of 2025 and for the first nine months of 2025 was primarily due to certain discrete items, a change in estimate regarding certain deductions, and a higher estimate of income taxed in jurisdictions with lower tax rates. Partially offsetting these decreases was an increase in valuation allowance for certain deferred tax assets relating to the transaction described in Item 1 – Financial Statements: Note. 14 Loss on Deconsolidation and Recognition of Equity Method Investment.
Net Income Available to Common Stockholders
Net income available to common stockholders increased 21% in the third quarter of 2025, primarily due to the decrease in income tax expense, as discussed above, and lower interest expense due to principal repayments and lower interest rates, due in-part to the Credit Agreement amendment completed in the second quarter of 2025. These increases were partially offset by the adjustment of redeemable non-controlling interests described in Item 1 – Financial Statements: Note. 16 Temporary Equity, Equity and Dividends.
Net income available to common stockholders increased 7% in the first nine months of 2025, primarily due to lower interest expense and income tax expense, partially offset by a decrease in operating income and the adjustment of redeemable non-controlling interest, as discussed above, as well as lower interest income from lower rates.

RB Global, Inc.	27

U.S. Dollar Exchange Rate Comparison
We conduct global operations in various currencies, with our presentation currency being the U.S. dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

Value of one local currency to U.S. dollar	2025	2024	% Change
Period-end exchange rate - September 30,
Canadian dollar	0.7183	0.7394	(3)%
Euro	1.1735	1.1142	5%
British pound sterling	1.3444	1.3380	—%
Australian dollar	0.6613	0.6917	(4)%
Average exchange rate - Three months ended September 30,
Canadian dollar	0.7263	0.7329	(1)%
Euro	1.1691	1.0990	6%
British pound sterling	1.3485	1.3001	4%
Australian dollar	0.6543	0.6696	(2)%
Average exchange rate - Year ended September 30,
Canadian dollar	0.7151	0.7353	(3)%
Euro	1.1182	1.0873	3%
British pound sterling	1.3140	1.2767	3%
Australian dollar	0.6406	0.6622	(3)%
Foreign exchange did not have a material impact on total revenue and expenses in the third quarter of 2025, when compared to the prior year quarter.
Debt
Our Credit Agreement is comprised of multi-currency revolving credit facilities (the "Revolving Facility") and the Term Loan A facility (the "TLA Facility"). The TLA Facility is comprised of a facility denominated in U.S. dollars (the "USD TLA Facility"), and a facility denominated in Canadian dollars (the "CAD TLA Facility").
On April 3, 2025, we amended the Credit Agreement to, among other things, increase the aggregate principal amount of the Revolving Facility from $750.0 million to $1.3 billion, reduce the USD TLA Facility from $1.2 billion to $950.0 million, reduce certain loan margins and fees, adjust certain covenants for more financial flexibility, and extend the maturity of the Credit Agreement from September 21, 2026 to April 3, 2030. The Revolving Facility and TLA Facility loans bear interest at a benchmark rate plus an applicable margin. The TLA Facility loans are subject to quarterly installment payments of 1.25% of principal, which began on September 30, 2025, with the balance payable at maturity.
At September 30, 2025, the Company also had $550.0 million aggregate principal amount of 6.750% senior secured notes due March 15, 2028 (the "Senior Secured Notes"), and (ii) $800.0 million aggregate principal amount of 7.750% senior unsecured notes due March 15, 2031 (the "Senior Unsecured Notes") (collectively, the "Notes"). Interest on the Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis and the Senior Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries. The below were our committed and uncommitted revolving credit facilities at September 30, 2025 and December 31, 2024:

RB Global, Inc.	28

(in millions)	September 30, 2025	December 31, 2024
Committed
Multicurrency revolving credit facilities	$1,300.0	$750.0
Uncommitted
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities	$1,315.0	$765.0
Unused
Multicurrency revolving credit facilities	$985.0	$705.9
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities unused	$1,000.0	$720.9

Debt Covenants
The Company was in compliance with all financial and other covenants applicable to its debt agreements at September 30, 2025.
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
For more information on our debt, see Item 1 – Financial Statements: Note. 15 Debt in our consolidated financial statements.
Liquidity and Capital Resources
Our liquidity is primarily affected by fluctuations in cash provided by operating activities, significant acquisitions of businesses, payment of dividends, net capital spending1, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business. We believe our principal sources of liquidity, which include cash and cash equivalents, cash flow from operations, and unused capacity under our revolving credit facilities of $1.0 billion, is sufficient to fund our current and planned operating activities. In the current interest rate environment, we will continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
Our short-term cash requirements include, among others, (i) payment of quarterly dividends to common shareholders on an as-declared basis, and payment of participating dividends and preferential dividends to preferred equity holders, (ii) settlement of contracts with consignors, partners and other suppliers, (iii) personnel expenditures, with a majority of short-term incentive compensation paid annually in the first quarter following each fiscal year, (iv) income tax installments, (v) payments of principal and interest on our short-term and long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances.
Our long-term cash requirements include, among others, (i) scheduled principal and interest payments on long-term debt, (ii) scheduled repayments of operating lease, finance lease, and equipment financing obligations, and (iii) deferred consideration related to the J.M. Wood acquisition. In the event the Company is not successful in its appeal with the Canada Revenue Agency, as described in Item 1 – Financial Statements: Note. 7 Income Taxes, the Company may be required to pay the remaining assessed amounts with interest. For more information on our debt and leases, see Item 1 – Financial Statements: Note. 15 Debt and Item 1 – Financial Statements: Note. 18 Leases, respectively, in our consolidated financial statements, as well as in our audited consolidated financial statements for the year ended December 31, 2024.
If we were to consider further acquisitions to deliver on our strategic growth drivers, we may seek financing through the equity or debt markets. The issuance of additional equity securities may result in dilution to existing shareholders. Issuance of preferred equity securities could provide for rights, preferences or privileges senior to those of our common stock. Further, this additional capital may not be available on reasonable terms, or at all.
1 We calculate net capital spending as property, plant and equipment additions plus intangible asset additions less proceeds on disposition of property, plant and equipment.

RB Global, Inc.	29

Cash Flows

	Nine months ended September 30,
(in millions)	2025	2024	Change
Cash provided by (used in):
Operating activities	$723.0	$747.5	$(24.5)
Investing activities	(465.3)	(209.6)	(255.7)
Financing activities	(226.5)	(491.6)	265.1
Effect of changes in foreign currency rates	19.3	(4.1)	23.4
Cash and cash equivalents classified as assets held for sale	(6.0)	—	(6.0)
Net decrease in cash, cash equivalents, and restricted cash	$44.5	$42.2	$2.3
The decrease in net cash provided by operating activities was primarily due to higher cash outflows from the net change in operating assets and liabilities of $148.5 million, partially offset by higher net income from operations. The higher cash outflow from the net change in operating assets and liabilities was primarily due to the timing of book overdrafts and income tax installment payments, the deposit paid to the CRA, and the timing of advance payments to customers. These increases were partially offset by lower cash outflows related to the timing and size of auctions, and less incentive-based employee compensation costs paid.
The increase in net cash used in investing activities was primarily due to the acquisition of J.M. Wood and increased property, plant and equipment expenditures mainly relating to the purchase of property and real estate improvements to support IAA operations, including the expansion of IAA to Australia.
The decrease in net cash used in financing activities was primarily due to lower net principal repayments on our long-term debt and an increase in net proceeds from short-term debt, primarily used to finance the expansion of IAA to Australia. The decrease in cash outflows was partially offset by lower proceeds from the exercise of stock options and higher dividend payments to common stockholders.
Dividend Information
We declared a dividend of $0.31 per common share for the quarter ended June 30, 2025, and $0.29 per common share for each of the quarters ended March 31, 2025, December 31, 2024, and September 30, 2024. We have declared, but not yet paid, a dividend of $0.31 per common share for the quarter ended September 30, 2025. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.
Debt over Net Income
Debt represented 6.1 times net income at and for the trailing twelve months ended September 30, 2025, compared to 7.3 times net income at and for the trailing twelve months ended September 30, 2024. The decrease was primarily due to lower levels of debt from principal repayments, and higher net income. The adjusted net debt/adjusted EBITDA was 1.4 times at and for the trailing twelve months ended September 30, 2025, compared to 1.7 times at and for the trailing twelve months ended September 30, 2024. The decrease was due to the same reasons as discussed above, as well as a higher cash balance at the end of the current quarter.
Critical Accounting Policies, Judgments, Estimates and Assumptions
In preparing consolidated financial statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances and historical experience.
At September 30, 2025, there were no material changes in our critical accounting policies, judgments, estimates and assumptions from those disclosed in Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.

RB Global, Inc.	30

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
Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results. Please refer to page 36 for a summary of adjusting items.
Adjusted net income available to common stockholders is calculated as net income available to common stockholders, excluding the effects of adjusting items that we do not consider to be part of our normal operating results, such as share-based payments expense, acquisition-related and integration costs, restructuring costs, amortization of acquired intangible assets, executive transition costs and certain other items.
Net income available to common stockholders is calculated as net income attributable to controlling interests, less cumulative dividends on Series A Senior Preferred Shares, allocated earnings to Series A Senior Preferred Shares, and adjustments to redeemable non-controlling interest.
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

RB Global, Inc.	31

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages and per share amounts)	2025	2024	% Change	2025	2024	% Change
Net income available to common stockholders	$80.7	$66.9	21%	$283.1	$264.7	7%
Share-based payments expense	21.6	9.7	123%	61.2	41.1	49%
Acquisition-related and integration costs	4.0	6.0	(33)%	9.8	22.9	(57)%
Restructuring costs	10.2	—	NM	13.1	—	NM
Amortization of acquired intangible assets	72.7	67.9	7%	209.3	206.5	1%
(Gain) loss on disposition of property, plant and equipment and related costs	(1.2)	0.2	NM	(1.4)	(1.2)	17%
Prepaid consigned vehicles charges	—	(0.6)	NM	(0.5)	(4.0)	(88)%
Executive transition costs	4.7	0.6	683%	10.5	4.3	144%
Loss on deconsolidation and related costs	—	—	NM	19.7	—	NM
Debt refinancing costs	—	—	NM	3.9	—	NM
Remeasurements in connection with business combinations	—	1.2	NM	0.1	1.2	(92)%
Other legal, advisory and non-income tax expenses	7.4	2.2	236%	12.7	12.1	5%
Accretion of deferred consideration	0.7	—	NM	0.7	—	NM
Related tax effects of the above	(28.6)	(21.0)	36%	(78.3)	(69.8)	12%
Related allocation of the above to participating securities	(3.2)	(2.3)	39%	(9.2)	(7.6)	21%
Adjustment of redeemable non-controlling interest	5.0	—	NM	5.0	—	NM
Adjusted net income available to common stockholders	$174.0	$130.8	33%	$539.7	$470.2	15%
Weighted average number of dilutive shares outstanding	187.1	185.5	1%	186.7	185.0	1%
Diluted earnings per share available to common stockholders	$0.43	$0.36	19%	$1.52	$1.43	6%
Diluted adjusted earnings per share available to common stockholders	$0.93	$0.71	31%	$2.89	$2.54	14%
NM = Not meaningful

RB Global, Inc.	32

Adjusted EBITDA
We believe adjusted EBITDA provides useful information and is a key performance measure because it facilitates operating performance comparisons from period to period and it provides management with the ability to monitor its controllable incremental revenues and costs.
Adjusted EBITDA is calculated by adding depreciation and amortization, interest expense, and income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described on page 36.
The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
Net income	$95.2	$76.0	25%	$318.2	$294.4	8%
Add: depreciation and amortization	124.7	111.9	11%	355.9	329.9	8%
Add: interest expense	48.2	57.2	(16)%	145.6	181.0	(20)%
Less: interest income	(3.6)	(6.9)	(48)%	(10.6)	(20.3)	(48)%
Add: income tax expense	16.5	26.2	(37)%	81.9	95.3	(14)%
EBITDA	281.0	264.4	6%	891.0	880.3	1%
Share-based payments expense	21.6	9.7	123%	61.2	41.1	49%
Acquisition-related and integration costs	4.0	6.0	(33)%	9.8	22.9	(57)%
Restructuring costs	10.2	—	NM	13.1	—	NM
(Gain) loss on disposition of property, plant and equipment and related costs	(1.2)	0.2	NM	(1.4)	(1.2)	17%
Prepaid consigned vehicles charges	—	(0.6)	NM	(0.5)	(4.0)	(88)%
Executive transition costs	4.7	0.6	683%	10.5	4.3	144%
Loss on deconsolidation and related costs	—	—	NM	19.7	—	NM
Debt refinancing costs	—	—	NM	3.9	—	NM
Remeasurements in connection with business combinations	—	1.2	NM	0.1	1.2	(92)%
Other legal, advisory and non-income tax expenses	7.4	2.2	236%	12.7	12.1	5%
Adjusted EBITDA	$327.7	$283.7	16%	$1,020.1	$956.7	7%
NM = Not meaningful

RB Global, Inc.	33

Adjusted Net Debt and Adjusted Net Debt/Adjusted EBITDA
We believe that comparing adjusted net debt to adjusted EBITDA on a trailing twelve-month basis, across different periods, provides useful information to investors about our operational performance and financial flexibility. This ratio indicates the period of time it would take to repay both our short- and long-term debt from operating earnings. We do not consider this to be a measure of liquidity, which is our ability to meet short-term obligations, but rather a measure of how well we manage our liquidity position. Measures of liquidity are noted under “Liquidity and Capital Resources.”
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

	At and for the twelve months ended September 30,
(in millions, except percentages)	2025		2024		% Change
Short-term debt	$73.6		$31.4		134%
Long-term debt	2,568.6		2,729.3		(6)%
Debt	2,642.2		2,760.7		(4)%
Less: cash and cash equivalents	(674.7)		(650.7)		4%
Adjusted net debt	1,967.5		2,110.0		(7)%
Net income	$436.6		$378.6		15%
Add: depreciation and amortization	470.4		435.2		8%
Add: interest expense	198.3		245.2		(19)%
Less: interest income	(16.5)		(26.5)		(38)%
Add: income tax expense	123.9		125.2		(1)%
EBITDA	1,212.7		1,157.7		5%
Share-based payments expense	76.4		54.8		39%
Acquisition-related and integration costs	15.9		43.4		(63)%
Restructuring costs	13.1		—		NM
Gain on disposition of property, plant and equipment and related costs	(1.4)		(1.1)		27%
Prepaid consigned vehicles charges	(1.2)		(11.3)		(89)%
Executive transition costs	12.9		6.5		98%
Loss on deconsolidation and related costs	19.7		—		NM
Debt refinancing costs	3.9		—		NM
Remeasurements in connection with business combinations	0.1		1.3		(92)%
Other legal, advisory and non-income tax expenses	14.0		12.9		9%
Adjusted EBITDA	$1,366.1		$1,264.2		8%
Debt/net income	6.1	x	7.3	x	(16)%
Adjusted net debt/adjusted EBITDA	1.4	x	1.7	x	(18)%
NM = Not meaningful
Adjusted Return and Adjusted ROIC
We believe that comparing adjusted ROIC on a trailing twelve-month basis across different periods provides useful information about the after-tax return generated by our investments. Adjusted ROIC is a measure used by management to determine how productively the Company uses its long-term capital to gauge investment decisions.
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

RB Global, Inc.	34

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
The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

	At and for the twelve months ended September 30,
(in millions, except percentages)	2025	2024	% Change
Net income attributable to controlling interests	$437.2	$378.9	15%
Add:
Interest expense	198.3	245.2	(19)%
Interest income	(16.5)	(26.5)	(38)%
Interest, net	181.8	218.7	(17)%
Tax on interest, net	(43.3)	(53.3)	(19)%
Reported return	$575.7	$544.3	6%
Add:
Share-based payments expense	76.4	54.8	39%
Acquisition-related and integration costs	15.9	43.4	(63)%
Restructuring costs	13.1	—	NM
Amortization of acquired intangible assets	277.8	276.2	1%
Gain on disposition of property, plant and equipment and related costs	(1.4)	(1.1)	27%
Prepaid consigned vehicles charges	(1.2)	(11.3)	(89)%
Executive transition costs	12.9	6.5	98%
Loss on deconsolidation and related costs	19.7	—	NM
Debt refinancing costs	3.9	—	NM
Remeasurements in connection with business combinations	0.1	1.3	(92)%
Other legal, advisory and non-income tax expenses	14.0	12.9	9%
Related tax effects of the above	(99.6)	(90.8)	10%
Adjusted return	$907.3	$836.2	9%

Short-term debt - opening balance	$31.4	$4.7	568%
Short-term debt - ending balance	73.6	31.4	134%
Average short-term debt	52.5	18.1	190%
Long-term debt - opening balance	2,729.3	3,122.2	(13)%
Long-term debt - ending balance	2,568.6	2,729.3	(6)%
Average long-term debt	2,649.0	2,925.8	(9)%
Preferred equity - opening balance	482.0	482.0	—%
Preferred equity - ending balance	482.0	482.0	—%
Average preferred equity	482.0	482.0	—%
Stockholders' equity - opening balance	5,209.1	4,911.8	6%
Stockholders' equity - ending balance	5,483.5	5,209.1	5%
Average stockholders' equity	5,346.3	5,060.5	6%
Average invested capital	$8,529.8	$8,486.4	1%

ROIC	6.7%	6.4%	30bps
Adjusted ROIC	10.6%	9.9%	70bps
NM = Not meaningful

RB Global, Inc.	35

Adjusting Items
Recognized in the third quarter of 2025
•$21.6 million share-based payments expense.
•$4.0 million of acquisition-related and integration costs, primarily relating to costs associated with the acquisition of J.M. Wood.
•$10.2 million of restructuring costs, primarily severance relating to organizational changes.
•$72.7 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$1.2 million gain on disposition of property, plant and equipment and related costs.
•$4.7 million of executive transition costs, primarily legal costs associated with the departure of our former CEO in August 2023.
•$7.4 million of other legal, advisory and non-income tax expenses, which primarily includes certain legal costs, consulting fees in connection with strategic initiatives and settlements of unusual legal claims.
•$0.7 million accretion of the deferred consideration liability relating to the J.M Wood acquisition.
•$5.0 million adjustment of redeemable non-controlling interest to its estimated redemption value relating to a put/call agreement with one of the minority unitholders of VeriTread.
Recognized in the second quarter of 2025

•    $25.2 million share-based payments expense.
•    $2.7 million of acquisition-related and integration costs, primarily relating to costs associated with the acquisition of J.M. Wood and integration activities in connection with the acquisition of IAA.
•$1.1 million of restructuring costs, primarily severance relating to organizational changes and the wind-down of our Xcira business.
•$68.3 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•    $0.2 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•    $3.1 million of executive transition costs, primarily legal costs associated with the departure of our former CEO in August 2023.
•    $19.7 million relating to the completed agreement with LKQ Europe to jointly provide vehicle parts dismantling and distribution services through LKQ SYNETIQ, and primarily includes the loss on deconsolidation of $15.5 million and $1.7 million write down of inventory included in cost of goods sold, and $2.5 million of related transaction costs.
•    $3.9 million of debt refinancing costs incurred in connection with the amendment of our Credit Agreement in April 2025.
•    $0.1 million relating to the remeasurements in connection with business combinations, which includes the remeasurement of a contingent consideration liability for IAA's acquisition of Marisat, Inc. in 2021.
•    $3.2 million of other legal, advisory and non-income tax expenses, which primarily includes consulting fees in connection with strategic initiatives and certain legal costs, partially offset by lower non-income tax related expenses.
Recognized in the first quarter of 2025

•$14.4 million share-based payments expense.
•$3.1 million of acquisition-related and integration costs, primarily relating to integration activities in connection with the acquisition of IAA and acquisition-related costs associated with the potential acquisition of J.M. Wood.
•$1.8 million of restructuring costs, primarily severance relating to organizational changes and the wind-down of our Xcira business.
•$68.3 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$0.2 million gain on disposition of property, plant and equipment and related costs.
•$0.3 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•$2.7 million of executive transition costs, primarily legal costs, associated with the departure of our former CEO in August 2023.
•$2.1 million of other legal, advisory and non-income tax expenses, which primarily includes costs incurred for the settlement of remediation costs in connection with a fire at one of our branches, which occurred prior to the acquisition of IAA, as well as costs in connection with the CRA dispute.
The adjusting items recognized in prior quarters are discussed in Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.

RB Global, Inc.	36

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three and nine months ended September 30, 2025 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR+ at www.sedarplus.ca.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of September 30, 2025. Based on this evaluation, the CEO and CFO concluded that, as of that date, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated, communicated to management as appropriate, and recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Changes in Internal Control over Financial Reporting

During the third quarter of 2025, the Company continued its implementation of a new digital payment platform (“DPP”) within the Ritchie Bros. business in the United States. The DPP system replaces certain legacy payment systems and is being deployed in stages across regions. Implementation of the DPP system materially affected the Company’s internal control over financial reporting during the quarter. The Company has updated its internal controls as appropriate and will continue to monitor and enhance controls as the system is further implemented.
Except as described above, there were no other material changes to our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RB Global, Inc.	37

PART II – OTHER INFORMATION
ITEM 1:    LEGAL PROCEEDINGS
We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.
ITEM 1A:    RISK FACTORS
Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR+ at www.sedarplus.ca. As of the date of this filing, there have been no material changes to such risk factors. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks occur, our business, financial and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as follows:
•Darren Watt, our Chief Legal Officer, adopted a new Rule 10b5-1 trading arrangement on August 11, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and scheduled to terminate on or before August 10, 2026. Under the trading arrangement, up to an aggregate of approximately 23,488 shares of common stock are available to be sold by the broker on particular dates; and
•James Kessler, our Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement on August 11, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and scheduled to terminate on or before August 10, 2026. Under the trading arrangement, up to an aggregate of approximately 77,712 shares of common stock are available to be sold by the broker on particular dates.

RB Global, Inc.	38

ITEM 6:    EXHIBITS
Exhibits
The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit Number	Document
10.1	Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Jennifer Schmit, dated September 11, 2024 as amended by that certain promotion letter dated August 11, 2025
10.2	Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Christopher Carlson, dated March 31, 2024 as amended by that certain promotion letter dated August 19, 2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
* Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

RB Global, Inc.	39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: November 6, 2025	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: November 6, 2025	By:	/s/ Eric J. Guerin
Eric J. Guerin Chief Financial Officer

RB Global, Inc.	40