Form 10-K
period 2025-12-31
RB GLOBAL INC.
filed 2026-02-25
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was approximately $19.4 billion. The number of common shares outstanding as of February 18, 2026 was 185.9 million.

Documents Incorporated by Reference
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2025, in connection with the registrant’s 2026 Annual and Special Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

RB GLOBAL, INC.
FORM 10-K
For the year ended December 31, 2025

Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Annual Report on Form 10-K of RB Global, Inc. (referred to herein as “RB Global”, the “Company”, “we”, or “us”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Canadian securities laws. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “intend”, “may”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These statements are based on our current expectations and estimates about our business and markets, and may include, among others, statements relating to:
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
•the effect of any current, proposed or future tariffs, including retaliatory tariffs, on our results of operations;
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
While we have not described all potential risks related to our business and owning our common shares, the factors discussed in Part I, Item 1A: Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2025 are among those that may affect our performance materially or could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments. You should consider our forward-looking statements in light of the factors listed or referenced under “Risk Factors” herein.

RB Global, Inc.	1

SUMMARY OF RISK FACTORS
The following is a summary of the principal risks described below in Part I, Item 1A: Risk Factors in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K:
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
•The availability and performance of our information technology (“IT”) systems and infrastructure is critical to our business and continued growth.
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
•If our ability, or the ability of our third-party service partners, cloud computing providers or third-party data center hosting facilities, to safeguard the reliability, integrity and confidentiality of our and their IT systems is compromised, if unauthorized access is obtained to our systems or customers’, suppliers', counterparties' and employees' confidential information, or if authorized access is blocked or disabled, we may incur material reputational harm, legal exposure, or a negative financial impact.
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

RB Global, Inc.	2

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
•Third-party claims, litigation, regulatory proceedings or government investigations to which we are subject or in which we become involved, regardless of their merit, could have an adverse effect on our business and results of operations.
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

PART I
ITEM 1:    BUSINESS
Company Overview
Established in 1958, the Company is a leading, omnichannel marketplace and trusted provider of value-added insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles worldwide. Through our global network of auction sites and digital platform, we serve customers worldwide across a variety of asset classes, including automotive, construction, commercial transportation, government surplus, lifting and material handling, energy, mining and agriculture.
Our marketplace brands include Ritchie Bros., the world's largest auctioneer of commercial assets and vehicles offering online bidding, and IAA, a leading global digital marketplace connecting vehicle buyers and sellers. Our portfolio of brands also includes Rouse Services (“Rouse”), which provides complete end-to-end asset management and market data-driven intelligence; SmartEquip, an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both original equipment manufacturers (“OEMs”) and dealers; and VeriTread, an online marketplace for heavy haul transport.
Our sectors are organized by asset class and include automotive, commercial, construction and transportation (“CC&T”), and other. Automotive includes automobiles, including passenger vehicles and buses. CC&T includes equipment needed for earth moving, lift and material handling, as well as vocational and commercial trucks and trailers. Other primarily includes assets and equipment in the agricultural, forestry and energy industries, government surplus assets, smaller consumer recreational transportation items and parts sold in our vehicle dismantling business until June 21, 2025, the date of its deconsolidation in connection with the LKQ SYNETIQ transaction described in Part II, Item 8: Financial Statements and Supplementary Data - Note 4 Loss on Deconsolidation and Recognition of Equity Method Investment. Each respective sector includes salvage and non-salvage transactions.
Our customers are primarily automobile insurance companies, end users, dealers, fleet owners, and OEMs of commercial assets and vehicles.
We have a global presence, with operations primarily in the United States, Canada, Australia and across Europe, and employ approximately 8,000 full-time employees worldwide, of which approximately 68% are located in the United States.
The Company is incorporated in Canada under the Business Corporations Act (Ontario).
Macroeconomic Conditions and Industry Trends
Various macroeconomic conditions and trends, including inflationary pressures, actual or potential tariffs, and volatility in interest rates affect our business, GTV and operating costs. Our GTV is further influenced by unit volume growth and changes in average selling prices, which in part are driven by prevailing market conditions.
CC&T
Industry volumes are influenced by a broad range of factors, including macroeconomic conditions, demographic trends, government initiatives, and infrastructure investment. Structural shifts in the market—such as the expansion of data centers, increased manufacturing activity, and re‑shoring efforts—also play a significant role in shaping demand. During the fourth quarter, we observed early indications of improving seller confidence, supported by stabilizing values for used equipment, a more favorable interest rate environment, and continued strength in large-scale construction projects, including civil infrastructure and mega projects.
Automotive
Industry unit volume growth is influenced by both the total number of accidents and the proportion of those accidents classified as total losses. Accident frequency is primarily driven by the number of vehicles in operation and aggregate miles traveled. A substantial percentage of these accidents are insured, and insurer involvement plays an important role in determining whether a vehicle is deemed a total loss. At the same time, underinsured accidents can create headwinds for volumes, as insufficient coverage may delay or reduce total‑loss designations and thereby limit the flow of vehicles into salvage channels.
Total‑loss determinations are shaped by several factors, including used vehicle pricing, vehicle age, design complexity, technology content, and repair costs. In 2025, the inflation differential between automotive repair costs and used vehicle prices continued to narrow, though it remains positive. This dynamic supports a higher percentage of total‑loss determinations relative to overall accidents, creating a favorable environment for salvage activity despite the moderating effect of underinsured incidents.

RB Global, Inc.	4

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
In the automotive sector, we provide services to the salvage and non-salvage segments; our sellers on the salvage segment are comprised of primarily insurance companies seeking transaction solutions for their damaged or low-value vehicles. We primarily compete with Copart, Inc. and several other independent used vehicle auction companies. In the non-salvage sale segment, we compete with Adesa, Manheim, ACV Auctions and other independent auctioneers offering online and live wholesale solutions. Our performance against service level agreements and gross returns to drive optimal net returns is critical to our success as we compete.
Competitive Advantages
•Global platform: Our global platform allows us to connect buyers and sellers, offer insights and value-added services for commercial assets and vehicles through our omnichannel marketplace, both digitally and through our auction sites worldwide. We offer unmatched choice and flexibility, tailoring transaction solutions to suit our customers' diverse and changing needs. We also offer our customers a full spectrum of value-added services, such as transportation and logistics, appraisal, inspection, refurbishing, titling, loan payoff, and financial services.
•Trusted local customer relationships: Our sales teams act as trusted advisors in their long-standing customer relationships. We take a long-term view, offering clear transparent communication and unparalleled solutions to simplify our customers' experience and cultivate lasting partnerships.
•Data, insights and services: Rich data and analytics are a cornerstone to providing the best customer experience. We invest in data science to deliver asset value predictions, generate user leads, prioritize marketing investments, interpret price trends, and more. Proprietary machine vision technology combined with proprietary asset pricing models are used internally to set internal target values and optimize marketplace operations and externally to provide our customers with reliable asset values. In addition, Rouse is the leading provider of construction equipment rental benchmarks, and construction equipment valuations to lenders, rental companies, contractors, and dealers. Our business model is built upon an extensive data ecosystem, proprietary analytics, data science techniques, and trusted customer relationships rooted in service and confidentiality.
•Global presence: We achieve exceptional agility with our extensive global network, which enables us to be closer in proximity to our customers. This proximity helps minimize transportation costs and provides our customers with the choice of care, custody, and control of assets.
•Flexibility of yard space and teammates: Teammates working across different businesses and sectors can come together across multiple locations to meet our customers' needs when necessary. Specifically, in a catastrophic event impacting our automotive sector customers, we can increase the speed of our response and avoid incremental operating costs by leveraging all of our teammates and any unused capacity across our global network of locations.
•Global buyer base and demand engine: Our global presence and sophisticated approach to driving buyer demand allows us to generate deep pools of liquidity for transactions, enabling global market pricing for commercial assets and vehicle sellers and helping to deliver the best price realization. We serve customers in approximately 170 countries across a variety of sectors and continuously source and cultivate new buyers around the world.
•Brand: Our well-established brands are well recognized and have a loyal customer base. The Company's marketplace brands include Ritchie Bros., the world's largest auctioneer of commercial assets and vehicles, and IAA, a leading global digital marketplace connecting vehicle buyers and sellers. RB Global's portfolio of brands also includes Rouse, which provides complete end-to-end asset management and market data-driven intelligence, SmartEquip, an innovative technology platform that supports customers' management of the equipment lifecycle and integrates parts procurement with both OEMs and dealers and VeriTread, an online marketplace for heavy haul transport.
Growth Strategy
Our growth strategy is anchored in a commitment to put our partners and customers first and consistently exceed expectations. By delivering on this promise and maintaining operational excellence, we strengthen our position as a trusted global partner for insights, services, and transaction solutions.

RB Global, Inc.	5

We see significant opportunities to increase transaction volumes and expand market share by creating a seamless and trusted experience for our sellers and buyers. Our strategy focuses on three key priorities:
i.Deliver Premium Price Performance for assets transacted across our omnichannel marketplaces while effectively accommodating our partners' liquidity preferences. The key is to manage supply and create deep liquidity pools by expanding our global buyer base through harnessing technology to merchandise assets at scale and provide a diverse and thoughtfully selected range of assets to meet each buyer's unique needs.
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
To execute this strategy, we are modernizing our technology capabilities, investing in talent development, and pursuing strategic acquisitions to broaden our capabilities and extend our market reach.
Service Offerings
We provide a global marketplace for our partners and customers to buy and sell a variety of asset classes by leveraging our proprietary transaction solutions, services and market insights. The table below outlines the various branded solutions we offer to help our partners and customers more efficiently manage their asset lifecycles and improve their return on investments.

Solution	Brand	Description
Transaction Solutions	RB Auction	Onsite and online marketplace for selling and buying used equipment
J.M. Wood
	IronPlanet	Online marketplace for selling and buying used equipment
	GovPlanet	Online marketplace for the sale of government and military assets
	Marketplace-E	Online marketplace with a fixed price format
Boom & Bucket
	SalvageSale	Full-service project management and salvage inventory support
	Ritchie Bros. Private Treaty	Confidential, negotiated sale of large equipment
	IAA AuctionNow™	Global online auction bidding and buying solution that features inventory located at physical branches and offsite locations.
	IAA Buy Now™	Online buy now format available between scheduled auctions.
	IAA Custom Bid™	Bidding tool that provides buyers focused on recycling the ability to set pre-bids in an auction based on vehicle attributes
	IAA Timed Auctions™	Timed auction format that allows for competitive bidding and sale prior to a scheduled auction
	CSAToday®	Online portal that gives sellers the ability to manage their vehicle assets and monitor sales performance
Financial Services	Ritchie Bros. Financial Services	Loan origination service that uses a brokerage model to match loan applicants with appropriate financial lending institutions
Appraisal Services	Rouse Appraisals	Unbiased, certified appraisal services
Inspection Services	Ritchie Bros. Inspections	Truck and heavy equipment inspections
	IAA Inspection Services®	Remote inspections and appraisals for salvage vehicles
Listings Services	Mascus	Online equipment listing service, B2B dealer portal, and an online fixed price marketplace platform

RB Global, Inc.	6

Solution	Brand	Description
Refurbishing Services	Ritchie Bros. Refurbishing	Repair, paint, and other make-ready services
Transportation Services	Ritchie Bros. Logistics	End-to-end transportation and customs clearance solution for sellers and buyers with shipping needs
	VeriTread Transport	Online transportation marketplace, connecting shippers and carriers
	IAA Transport™	Integrated shipping solution allowing buyers to schedule shipment of vehicles during the checkout process
	IAA Tow App™	Mobile dispatch solution that assists the tow network
Data Services	Rouse™	The leading provider of construction equipment market intelligence
	IAA Vehicle Score™	A cutting-edge computer vision tool that assesses vehicle damage severity. Our automated Vehicle Score model provides fast and accurate ratings based on photos taken at vehicle check-in, saving time and money
	IAA Vehicle Value™	A predictive model that uses machine learning and data mining methods to create an accurate, unbiased vehicle value
Parts Services	SmartEquip	Online marketplace connecting equipment owners with parts manufacturers
Catastrophe Response Services	Catastrophe (CAT) Services™	Industry-leading strategic catastrophe response service focused on real estate capacity, operational execution, transportation logistics and vehicle merchandising and selling
Title Services	IAA Title Services®	Full suite of title services that facilitate the title documentation, settlement and retrieval process
	IAA Loan Payoff™	Service that mitigates the time-consuming process of managing a total loss claim requiring loan payoff and title release
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
Other value-added services
We provide a wide array of value-added services to make the process of selling and buying equipment and vehicles convenient for our customers:
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
•Providing free detailed equipment information on our website for most equipment;
•Providing access to commercial transportation companies and customs brokerages through our logistical services; and
•Handling all pre-auction marketing, as well as collection and disbursement of proceeds.

RB Global, Inc.	7

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
We rely on contractual restrictions and rights to protect certain of our proprietary rights in products and services. Effective protection of our intellectual property can be expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in many jurisdictions throughout the world. In addition, we may, from time to time, be subject to intellectual property claims, including allegations of infringement, which can be costly to defend. For a discussion of the risks involved with intellectual property litigation and enforcement of our intellectual property rights, see the related information in Part I, Item 1A: Risk Factors of this Annual Report on Form 10-K.
Sustainability
In 2025, we continued to advance our sustainability framework, which guides our actions and drives our sustainability progress. We continue to work closely with our sustainability program stakeholders to ensure that our priorities remain aligned with our partners and our shared values. Please see our website for our latest sustainability reports and further details on our initiatives and accomplishments.
The Company is regulated by federal, state, local, and international environmental laws governing the protection of the environment, health and safety, the use, transport and disposal of hazardous substances and control of emissions including greenhouse gases into the environment. Compliance with existing laws has not had a material impact on our capital expenditures, earnings or global competitive position. However, climate- and weather-related initiatives and changing laws and regulations governing the environment may affect the supply of, the demand for, and the market values of equipment in the future.
Our business enables a circular economy of vehicles and equipment. We engage our customers to optimize the use and efficiency of equipment, and to reuse, refurbish, and recycle before disposition, as extending the life of heavy equipment and vehicles is core to our business model.
In 2025, we continued to evaluate our environmental impact. To support our reporting and take further meaningful action, we dedicated resources to build on our emissions inventory and partner with internal stakeholders throughout our business to formalize our methodology, obtain more primary data, integrate business systems, enhance estimations, review emissions sources, and implement new processes and tools to support data collection, review, monitoring and reporting. We also completed the implementation of a software solution to streamline and support our future reporting needs. As a result of our efforts, we have made significant improvements to our methodology, refining our calculation approaches to incorporate the use of primary data.
We continue our commitment to environmental management by ensuring availability of treatment systems to manage wastewater, implementing an electronics recycling program to enhance waste management to decrease landfill impact, and continuing to utilize air filtration systems when necessary.
Human Capital
We employ approximately 8,000 full-time employees and approximately 700 part-time employees worldwide at December 31, 2025. Approximately 5,300 of our full-time employees work at our auction and branch sites to support our operations and solution services and approximately 1,400 full-time employees are focused on sales and solutions for our customers. We also periodically hire contractors as needed to support our auctions, various businesses, and other projects.

RB Global, Inc.	8

Development and Engagement
We believe that our people are our greatest asset, and are vested in employee learning and development. We have curated tools and resources and developed training programs to provide our leaders and employees with the skills to grow successfully. We continuously look for ways to create on-the-job learning opportunities so that our employees feel invested and engaged. Employees are involved in strategic initiatives and in finding ways to better serve our customers, and each other.
In 2025, we launched the following development initiatives:
•We introduced a new year-end performance review process to better measure employee performance and foster meaningful development discussions
•We made strong investments in leadership development, such as the introduction of the Leadership Foundations Program for new managers, helping develop skills to inspire, delegate, and communicate effectively. We also launched a leadership development curriculum with monthly courses focused on self-awareness, trust-building, leading through change, and effective coaching, in addition to a new online learning program with resources targeted to continuously strengthen leadership capabilities.
•We improved salvage sale operations through targeted training and new tools that streamlined workflows, and equipped our field teams with the latest knowledge and resources needed to work confidently and effectively.
•We expanded Title University, a training program for our titling operations, by enhancing virtual training and improving performance tracking.
Health & Safety
Safety is a top priority at RB Global and core to who we are. Our objective is to keep our people healthy and safe – to send everyone home, every day, the way they came to work. Our global Environmental, Health, Safety and Security (“EHSS”) team is focused on creating a unified approach to policies, procedures and best practices with the goal of keeping our teammates and customers safe and maintaining the highest level of environmental, health and safety standards.
All new employees are required to complete safety onboarding training that captures our health and safety programs, our policy statement and provides an overview of our global EHSS policies and expectations. Our 2025 completion rate for the safety onboarding program was 97% (2024: 97%). We also have a risk management process to support our safety orientation programs and our health and safety commitment, which ensures that our employees are exposed to the lowest possible level of risk. Our risk management process is continuous and includes both a review of all incidents as they occur and an annual review of incidents from the prior year to identify trends and assess whether changes in our policies and procedures are required.
In 2025, all auction sites completed monthly hazard assessments to identify risks and take the necessary corrective actions. In addition, we also require all of our global employees in operations to complete a mandatory annual safety training curriculum.
We measure our Total Recordable Injury Rate (“TRIR”), which is the number of reportable incidences per 100 full-time workers during the year. Our annual TRIR goal is to be lower than the industrial average. TRIR for 2025 was 1.59 (2024: 1.78), which was below the industrial average.
Ethical Conduct
We are committed to a culture of excellence. We aim to build a community with strong values of responsibility and integrity, continue to invest in training and development, and to create an open environment where honest communications are the expectation – not the exception. Our Code of Conduct contains guidelines for conducting business with the highest standards of ethical behavior, which is delivered through annual training to our employees. We also offer the RB Global Ethics Hotline, which is operated by an independent third-party and is always available from any location around the world, as a resource through which anonymous concerns can be raised.
Governance
We believe in doing the right thing for everyone involved in our business and seek to do business with third parties who follow the same core values. This is reflected in our Code of Business Conduct and Ethics. With the exception of our CEO, our Board of Directors consists of elected independent members.

RB Global, Inc.	9

The Nominating and Corporate Governance Committee oversees the Company's strategic approach to sustainability and, together with the Audit Committee, related public disclosures. The Committee also oversees the nomination and compensation of directors. The Audit Committee oversees our risk management processes, financial reporting, and matters related to legal and regulatory compliance, while our global Executive Leadership Team provides strategic direction and oversight of sustainability across key business functions.
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
We remain focused on technology enablement to transform the way we leverage technology to drive future profitable growth. We are in the deployment phase of providing our customers with a modern unified payment system to process transaction solutions. We are also investing in the development of a new platform to unite our various auction platforms to provide greater stability and simplify our processes for buyers and sellers. Our new platform is designed to provide an updated modern design, improved search functions and navigation capabilities to make it easier for our customers to bid at our auctions and process their transactions. During 2025, we implemented a new digital payments platform and digital checkout system at Ritchie Bros. auction events in the United States and we plan to continue enhancing and deploying the platform to additional regions globally in 2026 and 2027. We will continue to evaluate, invest and evolve our products and capabilities based on the ongoing needs of our customers and partners.
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
Revenue Mix
Our revenues are comprised of:
•Service revenue, including:
i.Transactional seller revenues, which includes commissions and other fees earned from consignors to facilitate the sale of an asset such as inbound tow, liens search, title processing, online listing and inspection fees;
ii.Transactional buyer revenues, which includes tiered buyer transaction and other fees earned from buyers to complete the purchase of an asset, such as title processing, late pick-up, platform registration and other administrative fees; and
iii.Marketplace services revenues, which includes fees earned from various optional services provided to buyers, sellers, or other third parties, such as transportation, buyer towing, refurbishment, financing, parts procurement, data and appraisal, and other ancillary services.
•Inventory sales revenue, which consists of revenue relating to assets that are purchased by the Company and then resold.
Our revenue can fluctuate significantly based on the mix of sales arrangements, which is driven by customer preferences. Completed straight commission, fixed commission or guarantee commission contracts result in the commission being recognized as service revenue based on a percentage of gross transaction value or based on a fixed value, while completed inventory contracts result in the full GTV of the assets sold being recorded as inventory sales revenue. As a result, a change in the revenue mix between service revenue and revenue from inventory sales can have a significant impact on our revenue growth percentages.
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

RB Global, Inc.	10

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
Also available for investors in the Governance section of our investor relations website are the Code of Business Conduct and Ethics for our directors, officers and employees (“Code of Conduct”), Board Mandate, Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, Corporate Governance Guidelines, Shareholder Engagement Policy, Articles and By-laws, and Board Chair Role and Description. Additional information related to RB Global, Inc. is also available on SEDAR at www.sedar.com.
As a Business Corporations Act (Ontario) (“OBCA”) company with our principal place of business in Canada, U.S. civil liabilities may not be enforceable against us. Please see Part I, Item 1A. Risk Factors — U.S. civil liabilities may not be enforceable against us, our directors, or our officers.

RB Global, Inc.	11

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
Risks Related to Our Business
Our business and operating results would be adversely affected due to the loss of one or more significant suppliers, a reduction in significant volume from suppliers, an adverse change in our supplier relationships, or a disruption to our supply of damaged, total loss and low-value vehicles.
Our business depends on suppliers of damaged, total loss and low-value vehicles. Our vehicle suppliers include insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies. During fiscal year 2025, approximately 23% of our consolidated revenues were associated with vehicles supplied by the Company's three largest supplier customers. Our agreements with insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements on favorable terms with these suppliers. We work to develop strong relationships with our suppliers to better understand their needs. From time to time, however, we may experience the loss of suppliers or a reduction in volume from suppliers, including top vehicle suppliers. If we lose one or more of our significant suppliers, or if one or more of our large suppliers were to significantly reduce volume for any reason or favor competitors or new entrants, we may not be successful in replacing such business and our profitability and operating results could be materially adversely affected.
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

RB Global, Inc.	12

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

RB Global, Inc.	13

In addition, some of the facilities on which we operate are impacted by significant recognized environmental concerns and pollution conditions. IAA has incurred, and we may in the future incur, expenditures relating to compliance and risk mitigation efforts, releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant. Federal and state environmental authorities have investigated IAA’s role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington and the role of one of IAA’s subsidiaries in contributing to the Pyrite Canyon Plume in Jurupa Valley, California. Our potential liability at these sites cannot be estimated at this time.
Macroeconomic factors, including high fuel prices, high labor costs, inflation, tariffs and changes in used car prices, may have an adverse effect on our revenues and operating results.
Macroeconomic factors that affect oil prices and the vehicle and commodity markets can have adverse effects on our revenue and operating results. Significant increases in the cost of fuel, whether due to inflationary pressures, including as a result of tariffs, or otherwise, could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to a reduction in miles driven or other factors, could reduce our vehicle assignment volumes, which in turn, could have a material adverse impact on our revenues. In addition, significant increases in the cost of fuel have resulted and could continue to result in an increase in the prices charged to us by our independent subhaulers and trucking fleet operators. Further, we have recently experienced labor shortages, which have resulted in an increase in associated costs, such as increased overtime to meet demand and increased wages to attract and retain employees. If these conditions or other inflationary pressures, including as a result of tariffs, continue, our costs for towing and branch labor may continue to rise. To the extent we are unable to pass these costs on to our customers, the increase in prices charged by our independent subhaulers and trucking fleet operators and the increase in labor costs could negatively impact our profitability.
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
Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, global pandemics or other health crises, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which we compete, and our operations and profitability. These events, which may increase in frequency and magnitude as a result of climate- and weather-related changes, may impact our physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on our revenues and profitability. In some instances, for example with the severe storm in September 2022 known as “Hurricane Ian”, these events may result in a sharp influx in the available supply of damaged and total loss vehicles and there can be no assurance that our business will have sufficient resources to handle such extreme increases in supply. Our failure to meet our customers’ demands in such situations could negatively affect our relationships with such customers and result in a loss of future business, which would adversely affect our operating results and financial condition. In addition, revenues generated as a result of the total loss of vehicles associated with such a catastrophe are typically recognized subsequent to the incurrence of incremental costs and such revenues may not be sufficient to offset the costs incurred.

RB Global, Inc.	14

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
In certain countries, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit margin and operating results. Vehicles sold under purchase agreements were approximately 2.7% of IAA’s vehicles sold both domestically and internationally for fiscal year 2025. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused by changes in commodity prices or changes in used car prices. Decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at auctions. In addition, declines in used car prices, especially if they occur faster than anticipated, can lead to a significant gap between pre-accident value and sales price.
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

RB Global, Inc.	15

We may not realize the anticipated benefits of, and synergies from, acquisitions and may become responsible for certain liabilities and integration costs as a result.
We have acquired, and may continue to acquire, businesses that have previously operated independently from us. The integration of our operations with those of acquired businesses, including J.M. Wood, is intended to result in financial and operational benefits, including certain tax and run-rate synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and other benefits. Integration may also be difficult, unpredictable and subject to delay because of possible company culture conflicts and different opinions on future business development. We may be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.
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

RB Global, Inc.	16

The availability and performance of our IT systems and infrastructure is critical to our business and continued growth.
The satisfactory performance, reliability and availability of our websites, online bidding service, auction management systems, enterprise resource planning systems, transaction processing systems, network infrastructure and customer relationship management systems are important to our reputation, our business and our continued growth. We currently rely on our own proprietary systems, licensed on-premise systems, and third-party cloud computing applications and infrastructure located in the United States and other countries. The systems and infrastructure we rely on may experience service interruptions or degradation because of hardware or software defects or malfunctions, denial of service or ransomware attacks and other cybersecurity events, human error and natural events beyond our control. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Additionally, as part of our management of these IT resources, we integrate, make updates to or initiate other types of changes to our systems and infrastructure to address ongoing availability and performance concerns or to improve the same, and the risk of disruption is increased when such changes are undertaken. Some of our systems are not fully redundant, and our recovery planning may not be sufficient for all possible disruptions. Further, the access to and use of needed hardware and software, including cloud computing resources, may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to access or use any of these components and resources, the degraded performance, or loss of the functionality, of our systems, or a failure to timely or successfully integrate and update our systems or infrastructure, could mean a failure to realize cost savings or operational benefits anticipated to be derived from an IT initiative, significantly increase our expenses, damage our reputation and otherwise result in delays in providing our services. Our business and results of operations would be particularly harmed if, for any reason, access to our online bidding service was lost or its functionality degraded.
Consumer behavior is rapidly changing, and if we are unable to successfully adapt to consumer preferences and develop and maintain a relevant and reliable inventory management and multichannel disposition experience for our customers, our financial performance and brand image could be adversely affected.
Our business continues to evolve into a one-stop inventory management and multichannel disposition company where customers can buy, sell, or list equipment, when, how, and where they choose- both onsite and online, and manage their existing fleets and/or inventory using our online inventory management tools. As a result of this evolution, increasingly we interact with our customers across a variety of different channels, including live auction, online, through mobile technologies, including the mobile apps, social media, and inventory management systems. Our customers are increasingly using tablets and mobile phones to make purchases online and to get detailed equipment information for assets that they own or are interested in purchasing. Our customers also engage with us online, including through social media, by providing feedback and public commentary about all aspects of our business. Shopping patterns are rapidly changing, and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their equipment management and disposition needs. Our ability to provide a high quality and efficient customer experience is also dependent on external factors over which we may have little or no control, including, without limitation, the reliability and performance of the equipment sold in our marketplaces and the performance of third-party carriers who transport purchased equipment on behalf of buyers. If for any reason we are unable to implement our inventory management, data solutions, bidding tools and other multichannel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the services they want, when and where they want them at a compelling value proposition, then our financial performance and brand image could be adversely affected.
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

RB Global, Inc.	17

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
If our ability, or the ability of our third-party service partners, cloud computing providers or third-party data center hosting facilities, to safeguard the reliability, integrity and confidentiality of our and their IT systems is compromised, if unauthorized access is obtained to our systems or customers’, suppliers', counterparties' and employees' confidential information, or if authorized access is blocked or disabled, we may incur material reputational harm, legal exposure, or a negative financial impact.
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

RB Global, Inc.	18

The information security measures we implement, maintain and follow that are designed to mitigate our risks with respect to IT-related cybersecurity incidents do not guarantee that our operations will not be disrupted, that we will prevent an attack from occurring in the future, or that our internal controls, for instance relating to user access management, will perform as intended to prevent unauthorized access to our systems and data. We continue to integrate and align security measures and internal controls across our operating businesses. These businesses are at varying stages of maturity, which presents challenges in standardizing security measures across the organization. Inconsistent or incomplete alignment of security measures could lead to vulnerabilities, compliance risks, or operational disruptions. Gaps or delays in our ongoing efforts to align these measures could impact the effectiveness of our overall security posture and expose us to potential security breaches. Any breach of our IT systems may have a material adverse impact on our business, the assessment of the performance of our internal control environment, results of operations, reputation, stock price and our ability to access capital markets, and may also be deemed to contribute to a material weakness in internal control over financial reporting.
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
A variety of federal, provincial, state and local laws, rules and regulations throughout the world apply to our business, relating to, among other things, tax and accounting rules, the auction business, imports and exports of equipment, property ownership, licensing, data intelligence, worker safety, privacy and security of customer information, land use and the use, storage, discharge and disposal of environmentally sensitive materials. Complying with revisions to laws, rules and regulations could result in an increase in expenses and a deterioration of our financial performance. Monitoring of, and compliance with, applicable laws, rules and regulations may be difficult, time-consuming and costly. Failure to comply with applicable laws, rules and regulations could result in substantial liability to us, reputational harm, suspension or cessation of some or all of our operations, restrictions on our ability to expand at present locations or into new locations, requirements for the acquisition of additional equipment or other significant expenses or restrictions. Those laws, rules or regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations.
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

RB Global, Inc.	19

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
These restrictions, or the adoption of more stringent environmental laws, including laws enacted in response to climate- and weather-related risks, could inhibit materially the ability of customers to ship equipment to or from our auction sites, reducing our GTV and harming our business, financial condition and results of operations.
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
The growth and performance of our business depends to a significant extent on the efforts and abilities of our employees. Many of our key employees have extensive experience with our business. These employees have knowledge and an understanding of our company and industry that cannot be readily duplicated. The loss of any key personnel, or the inability to replace any lost personnel with equally trained personnel, could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our revenues. In addition, the success of our strategic initiatives to expand our business to complementary service offerings will require new competencies in many positions, and our management and employees will have to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes or we are unable to attract new employees who are able to do so, we may be unable to realize the full benefits of our strategic initiatives. We do not maintain key person insurance on the lives of any of our executive officers or other key personnel. As a result, we would have no way to cover the financial loss if we were to lose the services of such employees. This uncertainty may adversely affect our ability to attract and retain key employees.
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

RB Global, Inc.	20

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
There is no assurance that taxes will be payable as anticipated or that the amount or timing of receipt or use of the tax-related assets will be as currently expected. Our experience indicates that taxation authorities are increasing the frequency and depth of audits and reviews. The Canada Revenue Agency (“CRA”) has been conducting audits for our 2014, 2015, 2020, 2021 and 2023 taxation years.
On December 3, 2024, the CRA issued the Company a Notice of Assessment and Statement of Interest for C$79.1 million ($57.8 million), for the taxation years 2010 through 2015, inclusive of C$37.7 million ($27.5 million) in income taxes, and C$41.4 million ($30.2 million) in interest and penalties. The CRA is asserting that one of the Company’s Luxembourg subsidiaries, which was in operation from 2010 to 2020, was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
In February 2025, the Company filed a Notice of Objection with the CRA as it believes it is and has been in full compliance with Canadian tax laws and it intends to pursue all available administrative and judicial remedies necessary to resolve this matter. In addition, the Company paid a deposit of C$39.5 million ($28.8 million) to the CRA in early February 2025, recorded within other non-current assets, the minimum required by law as part of the CRA’s objection process. In the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company. In June 2025, the Company filed a Notice of Appeal with the Tax Court of Canada. In October 2025, the Canadian Crown filed a response to the Company’s Notice of Appeal with the Tax Court of Canada maintaining the CRA’s assertion and requesting that the Company’s appeal be dismissed. The Company believes the Crown’s response is without merit and plans to continue to litigate.
In the event that the Company’s tax filing position is not upheld by either the CRA or by a court of last resort, the Company would incur and record the amounts assessed in income tax, interest and penalties in its consolidated financial statements, which could have a material negative effect on the Company’s results of operations.
In addition, in late 2024, the CRA requested information regarding the 2016 to 2020 taxation years for the same matter, which the Company provided in January 2025. In September 2025, the CRA requested additional information and clarification regarding previous submissions to which the Company responded and provided the additional information in October 2025. The Company has not received a notice of assessment relating to the 2016 to 2020 taxation years. Depending on the outcome of this matter, the Company could incur additional income taxes, penalties and interest relating to the 2016 to 2020 taxation years, which could have a material negative effect on its results of operations.
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

RB Global, Inc.	21

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

RB Global, Inc.	22

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

RB Global, Inc.	23

Third-party claims, litigation, regulatory proceedings or government investigations to which we are subject or in which we become involved, regardless of their merit, could have an adverse effect on our business and results of operations.
From time to time we may be subject to third-party claims, lawsuits, regulatory proceedings or government investigations into whether our business practices comport with applicable law, which may include claims with respect to intellectual property, antitrust, breach of contract, employment, mergers and acquisitions and other matters. The merit, outcome and impact of such claims, proceedings or investigations cannot be predicted with certainty, but regardless of the merit or outcome, these claims, proceedings or investigations can have an adverse impact on us because of legal costs, diversion of management resources, negative publicity and other factors. While the results of these claims, proceedings or investigations have not historically had a material effect on us, we may not be able to defend ourselves adequately against these claims, proceedings or investigations in the future. If any claims or proceedings are decided against us or if a settlement requires us to pay a large monetary amount or take other action that materially restricts or impedes our operations, our profitability could be significantly reduced and our financial condition or results of operations could be materially affected. Additionally, the outcome of a proceeding may differ materially from the Company's best estimate.
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

RB Global, Inc.	24

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
Like most businesses with global operations, we are subject to the risk of certain global or regional adverse conditions, such as pandemics or other disease outbreaks, or natural disasters including extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires or floods that could hinder our ability to conduct our scheduled auctions, restrict our customers’ travel patterns or their desire to attend auctions or impact our online operations, including disrupting the internet or mobile networks or one or more of our service providers. If any of these conditions were to occur, we may not be able to generate sufficient equipment consignments to sustain our business or to attract enough bidders to our auctions to achieve world fair market values for the items we sell. This could harm our financial condition and results of operations. To the extent that climate- and weather-related changes cause rising sea levels, increased intensity of weather, and increased frequency of extreme precipitation and flooding, the risks noted above may increase.
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
At December 31, 2025, we have $2.5 billion of total debt outstanding, consisting of:
•$1.0 billion under an amended credit agreement (the “Credit Agreement”) entered into in December 2016 with a syndicate of lenders;
•$550.0 million aggregate principal amount of 6.75% senior secured notes due March 15, 2028, and $800.0 million aggregate principal amount of 7.75% senior unsecured notes due March 15, 2031 (together, the “Notes”); and
•$137.5 million of short-term debt with various maturities over the next 12 months.
There are no current drawings under our foreign credit facilities, and we can borrow an additional $1.1 billion under the Credit Agreement.

RB Global, Inc.	25

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

RB Global, Inc.	26

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

RB Global, Inc.	27

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
In addition, price competition and the availability of equipment directly affect the supply of, demand for, and market value of used equipment. Climate- and weather-related initiatives, including significant changes to engine emission standards applicable to equipment, may also adversely affect the supply of demand for our market values of equipment.
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

RB Global, Inc.	28

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
ITEM 1B:    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C:    CYBERSECURITY
Risk Management & Strategy
RB Global recognizes the critical importance of assessing, identifying and managing material risks to our business associated with cybersecurity threats and incidents. Cybersecurity risks are identified through various means, including internal assessments of IT initiatives and systems, cybersecurity assessments of third-party providers, penetration testing using third-party tools and techniques to test technical controls, vulnerability identification and management procedures, and monitoring emerging threat intelligence, as well as emerging laws and regulations. Our strategy to manage cybersecurity risk prioritizes threat prevention, as well as resiliency through established defense, detection and response mechanisms and processes. These mechanisms and processes include risk-based technical security controls, policy enforcement mechanisms, alert monitoring and other security tools (such as our security incident event management platform, which provides a centralized view of all alerts within our information systems environment), incident tracking and management (for both internal events and those reported by third-party providers), employee training, and contractual arrangements with third parties that provide cybersecurity risk management services. Through these processes, we regularly monitor the efficacy of our protection, detection and response mechanisms to cybersecurity threats and implement changes as appropriate. Key metrics in relation to such monitoring include detection and remediation of incidents, vulnerability reporting and patching, detecting and takedowns relating to digital fraud, and outcomes of our phishing simulations.
Additionally, management has established two cross-functional committees made up of appropriate personnel throughout the Company, the Data Privacy Committee (“DPC”) and the Security Steering Committee (“SSC”), to frame, review and guide our processes. The SSC is comprised of our Chief Operations Officer (“COO”), who provides overall leadership for the Company's technology organization and has assumed the responsibilities of the Company's Chief Technology Officer (“CTO”) on an interim basis, our Chief Information Security Officer (“CISO”), and other IT leaders, as well as representatives from Internal Audit, Product Management, Human Resources and Legal. The DPC is responsible for developing strategies and policies relating to data privacy and protection and the SSC provides a forum for engaging stakeholders on security and risk reduction initiatives, setting security policies and assessing the effectiveness of Company efforts to monitor, prevent, and remediate security threats and incidents.
We maintain a comprehensive security program that includes physical, administrative and technical safeguards designed to prevent and appropriately respond to cybersecurity threats or incidents. We have engaged a third-party consulting firm to conduct ongoing cybersecurity maturity assessments and audits based on best practice frameworks. We also continue to invest in dedicated information security resources and technology to strengthen our programs and controls around people and processes. In the event of a cybersecurity incident, we have established an incident response and breach management process led by our CISO with the support of leaders from Legal, Operations, and Internal Audit. We have retainers with experienced breach coaches in multiple jurisdictions that have been pre-approved by our insurers and a reputable third-party incident response provider on call as necessary. Cybersecurity incidents, once identified, are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality, as well as operational, business and privacy impact.
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

RB Global, Inc.	29

We are not aware of having experienced, directly or through our third-party providers, any cybersecurity threats or incidents through the date of this Report that have materially affected the Company, its business strategy, results of operations or financial condition, or are reasonably likely to have such an effect. This does not guarantee that future incidents or threats will not have a material impact, or that we or our third-party providers are not currently the subject of an undetected incident or threat that may have such an impact. For more information on our cybersecurity related risks, see Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.
Governance
The Board of Directors and management are actively involved and play an important part in the oversight of cybersecurity threats and incidents. Our Audit Committee receives a quarterly, or more often as needed, briefing from our CISO on cybersecurity matters and key performance indicators relating to the security program. Our Board members engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy processes as needed. Visibility and transparency regarding our cybersecurity program and cybersecurity threats and incidents provides the Board with the foundation for oversight over the Company's security operations, program status and cybersecurity risk management.
At the management level, our cybersecurity risk management and strategy processes are overseen by the Company's COO (having assumed the responsibilities of CTO on an interim basis), CISO and Senior Director, Internal Audit with ongoing feedback and risk reduction initiative support from the SSC. The SSC generally meets quarterly to discuss operational cybersecurity risks and associated remediation efforts. The Company's COO and CISO have substantial work experience in roles involving IT. Our COO has more than 20 years of operations and supply chain experience in the areas of product development and continuous improvement, with a significant focus on maintaining continuity and preventing operational downtime. He most recently served as Division President from 2023 to 2024 at a global logistics company, where he was responsible for the operational processes and technological capabilities at more than 120 distribution centers. He holds an undergraduate degree and a masters degree in managerial economics. The Company's CISO has served in various roles in IT and information security for more than 20 years across a number of industries, including financial and investment management, human resources consulting, and consumer data intelligence. Most recently, in addition to his role as the Company's CISO, he served as our VP, Information Technology since 2017. Over the past 5 years, he has sat on various industry CISO advisory boards and currently sits on two advisory boards for companies transforming security operations through artificial intelligence and enriched security data management solutions. He also holds an undergraduate diploma in computer systems networking and telecommunications and several certifications, including a certification in computer hacking forensic investigation. Our Senior Director, Internal Audit spent over 17 years at a multinational professional services firm where she gained significant experience in auditing, inclusive of internal controls. Most recently, for over 5 years, she served as Senior Director, Corporate Reporting and Accounting at RB Global. She also has a CPA designation (Chartered Professional Accountants) and an undergraduate degree in business. These individuals remain informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity threats and incidents through their leadership of the cybersecurity risk management and strategy processes and management committees described above.
ITEM 2:    PROPERTIES
We own and lease various properties globally, primarily in the United States, Canada, Australia, and Europe, including the United Kingdom. We use the properties for operations, primarily as auction sites, branches and for storage, as well as for administrative offices, which support our business.
We are headquartered in Westchester, Illinois, United States, which is held through a lease until 2027. We also lease other administrative offices primarily in the United States, Canada, and the Netherlands. In total, we lease approximately 1 million square feet of administrative office space globally.
We have operating locations in 50 large metropolitan areas in the United States and Canada, in all 50 states in the United States and in 9 out of the 13 Canadian provinces and territories. The close proximity of our locations to large metropolitan areas benefits our sellers who prefer to drop off their assets at our auction sites, where we offer care, custody and control, as well as our buyers who prefer to physically inspect an asset prior to bidding. Our wide network of auction sites and their proximity to major cities further allows us to respond quickly during catastrophic events, and deliver on our commitments to insurance companies, while reducing our incremental costs. To support our partners, customers and operations during catastrophic events, we also hold agreements that give us the option to lease and use certain properties totaling over 1,800 acres within certain timeframes, as necessary.

RB Global, Inc.	30

The following table summarizes our owned and leased properties for operations, by region and acreage, at December 31, 2025 (actual number of locations and acres):

Location	Number of Locations	Owned Acreage	Leased Acreage
United States	250	4,431	7,769
Canada	32	898	527
International	51	814	364
Total	333	6,143	8,660
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
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.

RB Global, Inc.	31

PART II
ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Outstanding Share Data
Our common shares are listed under the symbol “RBA” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
Our Series A Senior Preferred Shares are not listed on any exchange and there is no established public trading market for the Series A Senior Preferred Shares. Holders of the Series A Senior Preferred Shares are entitled to vote together with the common shares on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law. As of February 25, 2026, each holder of Series A Senior Preferred Shares would be entitled to 0.0139696 votes per Series A Senior Preferred Share held. Series A Senior Preferred Shares represent, as of February 25, 2026, 6,775,252 votes, which is the number of common shares into which the Series A Senior Preferred Shares could be converted as of February 25, 2026. Such number of votes represents approximately 3.5% of the voting rights attached to the Company’s securities as of February 25, 2026.
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
Financial information about our equity and share-based payments is set forth in our consolidated financial statements in Part II, Item 8: Financial Statements and Supplementary Data - Note 21 Temporary Equity, Stockholders' Equity and Dividends and Item 8: Financial Statements and Supplementary Data - Note 22 Share-based Payments of this Annual Report on Form 10-K.
Market Information
Our common shares, without par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. On February 18, 2026, there were 1,096 holders of record of our common shares that do not include the shareholders for whom shares are held in a nominee or street name.
Dividend Policy
We currently pay a regular quarterly cash dividend of $0.31 per common share. We intend to continue to declare and pay a regular quarterly cash dividend on our common shares; however, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after considering our operating results, financial condition, cash requirements, financing agreement restrictions and any other factors our Board of Directors may deem relevant.
Because RB Global, Inc. is a holding company with no material assets other than the shares of its subsidiaries, our ability to pay dividends on our common shares depends on the income and cash flow of our subsidiaries. No financing agreements to which our subsidiaries are party currently restrict those subsidiaries from paying dividends.
Pursuant to income tax legislation, Canadian resident individuals who receive “eligible dividends” in 2006 and subsequent years will be entitled to an enhanced gross-up and dividend tax credit on such dividends. All dividends that we pay are “eligible dividends” unless indicated otherwise.

RB Global, Inc.	32

Comparison of Cumulative Return
The following graph compares the cumulative return on a $100 investment in our common shares over the last five fiscal years beginning December 31, 2020 through December 31, 2025, to that of the cumulative return on a $100 investment in the Russell 2000 Index (“Russell 2000”), the S&P / TSX Composite Index (“S&P/TSX”), and the Dow Jones Industrial Average Index (“DJIA”) for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of Cumulative Five-Year Total Return
Value of Investment (U.S. dollars)
210
200
190
180
170
160
150
140
130
120
110
100
90
80
2020
2021
2022
2023
2024
2025
RBA (NYSE)
Russell 2000
S&P/TSX
DJIA

	2020	2021	2022	2023	2024	2025
RB Global, Inc. (NYSE: RBA)	$100	$89	$86	$103	$141	$163
Russell 2000	$100	$115	$91	$107	$119	$134
S&P/TSX	$100	$125	$118	$132	$160	$211
DJIA	$100	$121	$113	$131	$150	$173

RB Global, Inc.	33

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about the Company’s equity compensation plans at December 31, 2025 (actual number of securities; weighted-average exercise price per award).

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by security holders	2,687,073	(1)	$65.16	(2)	9,271,677	(3)
Plans not approved by security holders	—		—		—
Total	2,687,073		$65.16		9,271,677
_____________________________________________________
(1)For further information regarding the Company's equity compensation plan awards, refer to Part II, Item 8: Financial Statements and Supplementary Data - Note 22 Share-based Payments. The amounts shown reflects vesting of Performance Share Units (“PSUs”) at 100% of target. The number of PSUs which vest is conditional upon the achievement of specified service and market or service and performance vesting conditions. Such awards can vest at between 0% and 200% of the target number of PSUs granted.
(2)Weighted-average exercise price does not include the effect of outstanding share units.
(3)Consists of 7,326,962 common shares available for issuance under the 2023 Share Incentive Plan and 1,944,715 common shares available for issuance under the 2023 ESPP.
Exchange Controls
Canada has no system of exchange controls. There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors. There are no laws in Canada or exchange restrictions affecting the remittance of dividends and other payments to U.S. Resident Holders (as defined below) of our common shares, other than withholding tax.
There are no limitations under the laws of Canada or in our organizational documents on the right of foreigners to hold or vote our common shares, except that the Investment Canada Act may require review and approval by the Minister of Industry (Canada) of certain acquisitions of control of RB Global by a “non-Canadian.” “Non-Canadian” generally means an individual who is not a Canadian citizen, or a corporation, partnership, trust or joint venture that is ultimately controlled by non-Canadians.
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
This summary is restricted to beneficial owners of common shares each of whom, at all relevant times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S., (ii) is entitled to the full benefits of the Convention, (iii) holds all common shares as capital property, (iv) deals at arm’s length with and is not affiliated with RB Global, (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, and (vi) is not an “authorized foreign bank” (as defined in the Canadian Tax Act) or an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).
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

RB Global, Inc.	34

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

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, Part I, Item 1A: Risk Factors, and the consolidated financial statements and the notes thereto included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
This section discusses 2025 results compared with 2024 results. Discussions of 2024 results compared with 2023 results that are not included herein can be found in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Actual results could differ materially from those expressed or implied in any forward-looking statements due to various factors, including those set forth under Part I, Item 1A: Risk Factors in this Annual Report on Form 10-K.
In the accompanying analysis of financial information, we sometimes use non-GAAP measures. Refer to the Non-GAAP Measures section of this discussion and analysis for the definitions of, and reasons we use, these non-GAAP measures and the reconciliations to their most directly comparable GAAP measures.
Unless otherwise indicated, all amounts in the following tables are in millions, except per share amounts.
Overview
For a complete overview of our business, refer to Part I, Item 1: Business of this Annual Report on Form 10-K.
Sectors discussed below are organized by asset class and include automotive, commercial, construction and transportation (“CC&T”), and other. Automotive includes automobiles, including passenger vehicles and buses. CC&T includes equipment needed for earth moving, lift and material handling, as well as vocational and commercial trucks and trailers. Other primarily includes assets and equipment in the agricultural, forestry and energy industries, government surplus assets, smaller consumer recreational transportation items and parts sold in our vehicle dismantling business until June 21, 2025, the date of its deconsolidation in connection with the LKQ SYNETIQ transaction described in Part II, Item 8: Financial Statements and Supplementary Data - Note 4 Loss on Deconsolidation and Recognition of Equity Method Investment. Each respective sector includes salvage and non-salvage transactions.
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
Gross Transaction Value (“GTV”): Represents total proceeds from all items sold on our auctions and online marketplaces, third-party online marketplaces, private brokerage services and other disposition channels. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in the Company’s consolidated financial statements.
Inventory return: Inventory sales revenue less cost of inventory sold.
Inventory rate: Inventory return divided by inventory sales revenue.
Total lots sold: A single asset to be sold or a group of assets bundled for sale as one unit. Low value assets are sometimes bundled into a single lot, collectively referred to as “small value lots.”
Financial Highlights
For the year ended December 31, 2025, as compared to the year ended December 31, 2024:
•Total GTV increased 2% to $16.2 billion.
•Total revenue increased 7% to $4.6 billion.
•Service revenue increased 4% to $3.5 billion.
•Inventory sales revenue increased 18% to $1.1 billion.
•Net income increased 4% to $427.6 million.
•Net income available to common stockholders increased 3% to $382.2 million.
•Diluted earnings per share (“EPS”) available to stockholders increased 1% to $2.04 per share.
•Diluted adjusted EPS available to stockholders increased 15% to $4.00 per share.
•Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 7% to $1.4 billion.

RB Global, Inc.	36

Operational Highlights
The following notable developments occurred during the year ended December 31, 2025 and had an impact on our financial results:
•Through our continuous improvement program, we consistently delivered exceptional performance, as measured against our service level agreements, to our automotive insurance company customers. We also drove industry leading average selling prices for our partners, enabled by investment in technology and attracting record-high engagement from international buyers.
•On November 28, 2025, we completed the acquisition of Smith Broughton Pty Ltd (“Smith Broughton”), an established industrial equipment auction house based in Western Australia, expanding our footprint in the Australian market. Smith Broughton specializes in remarketing heavy equipment and machinery for sectors such as mining, construction, transport, agriculture, and industrial operations.
•On November 6, 2025, we announced that IAA secured an opportunity to expand its existing remarketing services to support an increase in government fleet vehicle volume through its already successful relationship with the U.S. General Services Administration. Under the new, expanded contract, IAA’s services now offer a full, end-to-end solution, including remarketing fleet returns through its industry-leading marketplace.
•On August 12, 2025, we announced leadership changes and senior management appointments, which were effective September 1, 2025, to position the Company for accelerated and consistent growth. Under the new operating model, each marketplace leverages the unified executive leadership team to set enterprise-wide vision, growth strategy and operational discipline, while empowering brand-specific go-to-market teams to drive execution tailored to their unique marketplaces.
•During the third quarter of 2025, IAA processed its first units for Suncorp Group in Australia. This represented IAA's expansion into Australia and followed the announcement in the fourth quarter of 2024 that IAA had been selected as the sole salvage partner of Suncorp Group, with an estimated 65,000 units annually once fully operational.
•On July 14, 2025, we completed the acquisition of J.M. Wood Auction Co., Inc. (“J.M. Wood”), an auction business located in Montgomery, Alabama, United States. The acquisition expands the Company's geographic coverage and combines J.M. Wood's regional expertise and customer relationships with the Company's global network and technology.
•On June 21, 2025, through our wholly owned subsidiary SYNETIQ Ltd. (“SYNETIQ”), we entered into an agreement with LKQ Europe to establish a new joint venture, combining LKQ’s distribution reach and data-driven logistics network with SYNETIQ’s market-leading dismantling, reuse and remanufacturing expertise. We hold a 40% interest in the joint venture. Following the transaction, we deconsolidated the entity and our investment is recorded following the equity method of accounting, as described in Part II, Item 8: Financial Statements and Supplementary Data - Note 4 Loss on Deconsolidation and Recognition of Equity Method Investment.
•During 2025, we continued to invest in the development of our technology, including the implementation by Ritchie Bros. in the United States of a new digital payments platform. This platform replaces manual processes and legacy systems with a modern financial infrastructure, expanding the range of services available to our buyers and partners, enabling self-service access to critical financial tools, and enhancing the overall experience for both buyers and sellers.
•On April 3, 2025, we amended our Credit Agreement to increase the aggregate principal amount of multi-currency senior secured revolving credit facilities from $750.0 million to $1.3 billion, and reduce the USD Term Loan A facility aggregate principal amount from $1.2 billion to $950.0 million. As part of the amendment, we also extended the Credit Agreement maturity date from September 2026 to April 2030, and reduced our bank spread by approximately 85 basis points and the undrawn revolver fee by approximately 20 basis points.
•During the year, IAA continued to expand its international customer base with new market alliances in the United Arab Emirates, Panama, Azerbaijan, and Guatemala.

RB Global, Inc.	37

Results of Operations

Year ended December 31,	2025	2024	% Change
Service revenue	$3,502.2	$3,363.6	4%
Inventory sales revenue	1,088.5	920.6	18%
Total revenue	4,590.7	4,284.2	7%
Costs of services	1,431.3	1,415.7	1%
Cost of inventory sold	1,030.6	863.8	19%
Selling, general and administrative	905.2	773.9	17%
Acquisition-related and integration costs	19.4	29.0	(33)%
Depreciation and amortization	483.4	444.4	9%
Total operating expenses	3,869.9	3,526.8	10%
Gain on disposition of property, plant and equipment	2.2	3.8	(42)%
Loss on divestiture and deconsolidation, net	(9.6)	—	NM
Operating income	$713.4	$761.2	(6)%

Net income	$427.6	$412.8	4%
Net income available to common stockholders	382.2	372.7	3%
Effective tax rate	20.2%	25.0%	(480) bps

Service GTV	$15,113.4	$14,984.2	1%
Inventory GTV	1,088.5	920.6	18%

Inventory return	$57.9	$56.8	2%
Inventory rate	5.3%	6.2%	(90) bps

NM = Not meaningful
Total GTV
The following tables presents total GTV by geography and sector for the periods indicated:

Year ended December 31,	2025	2024	% Change
United States	$12,115.9	$11,966.4	1%
Canada	2,752.6	2,688.1	2%
International	1,333.4	1,250.3	7%
Total GTV	$16,201.9	$15,904.8	2%

Year ended December 31,	2025	2024	% Change
Automotive	$8,659.1	$8,277.6	5%
CC&T	5,663.6	5,805.8	(2)%
Other	1,879.2	1,821.4	3%
Total GTV	$16,201.9	$15,904.8	2%
The following table presents total lots sold by sector for the periods indicated (thousands of lots sold):

Year ended December 31,	2025	2024	% Change
Automotive	2,447.7	2,297.2	7%
CC&T	376.1	432.3	(13)%
Other	570.0	617.3	(8)%
Total lots sold	3,393.8	3,346.8	1%

RB Global, Inc.	38

GTV increased 2%, driven by growth in all geographic regions, as well as in the automotive and other sectors, partially offset by a decrease in the CC&T sector.
Automotive sector GTV increased 5%, primarily due to higher volume from existing partners and market share gains, including the full-year impact of certain contract wins in the prior year and international expansion. These increases are partially offset by the non-recurrence of significant catastrophic events in the prior year and a lower average price per lot sold, primarily due to a shift in customer mix, with a greater proportion of remarketed vehicles relative to those from insurance providers.
CC&T sector GTV decreased 2%, primarily due to lower unit volumes in the United States and Canada and the non-recurrence of certain significant customer contracts. The decrease is partially offset by the inclusion of J.M. Wood following the close of the acquisition on July 14, 2025 and higher average price per lot sold, attributable to a favorable asset mix.
Service Revenue
The following table summarizes key components of total service revenue for the periods indicated:

Year ended December 31,	2025	2024	% Change
Transactional seller revenue	$928.8	$939.4	(1)%
Transactional buyer revenue	2,238.3	2,067.1	8%
Marketplace services revenue	335.1	357.1	(6)%
Total service revenue	$3,502.2	$3,363.6	4%
Transactional seller revenue decreased 1%, primarily driven by the decrease in CC&T sector GTV. Although commission rates in both the automotive and CC&T sectors were largely flat compared to the prior year, the higher proportion of automotive service GTV in the current year led to a lower seller commission rate overall.
Transactional buyer revenue increased 8%, while total GTV increased 2%, primarily due to changes to our buyer fee structures, which were implemented in late-2024 and early-2025.
Marketplace services revenue decreased 6%, primarily driven by the non-recurrence of transportation fees related to a significant customer contract in the United States, partially offset by increased value-added services revenue.
Inventory Sales Revenue
Inventory sales revenue increased 18%, primarily driven by a shift in mix of consignment and inventory contracts within the CC&T sector, and the inclusion of J.M. Wood following the close of the acquisition on July 14, 2025. These increases were partially offset by a decline in automotive sector inventory sales revenue.
Costs of Services
Costs of services increased 1%, primarily driven by automotive sector volume growth resulting in higher tow costs, as well as increased employee compensation and property lease costs. These increases were largely offset by lower CC&T sector costs, mainly as a result of lower transportation and the non-recurrence of third-party profit-sharing costs associated with a significant customer contract in the prior year.
Cost of Inventory Sold
Cost of inventory sold increased 19%, in line with the increase in inventory sales revenue of 18%. Inventory rate declined 90 bps to 5.3%, attributable to unfavorable asset mix.
Selling, General and Administrative
Selling, general and administrative expenses increased 17%, primarily driven by additional expense to reflect the final binding decision from the arbitration associated with the departure of our former CEO and restructuring costs associated with the leadership and organizational changes announced in the third quarter of 2025. Professional fees increased primarily due to increased legal costs and increased consulting expenses related to strategic initiatives, including these organizational changes. Technology expenses increased primarily due to higher cloud service costs and the commencement of amortization of cloud computing implementation costs related to systems implemented during 2025. These increases were partially offset by lower rent expense following the termination of the Bolton, Ontario lease agreement in the first quarter of 2025, and the non-recurrence of the initial accrual for Canadian digital services tax for the period of January 1, 2022 to June 30, 2024, recorded in the second quarter of 2024.

RB Global, Inc.	39

Acquisition-related and Integration Costs
Acquisition-related and integration costs decreased 33%, primarily due to a decrease in integration and severance costs related to the IAA acquisition, partially offset by an increase in acquisition-related costs related to the J.M. Wood acquisition, completed in the third quarter of 2025.
Operating Income
Operating income decreased 6%, primarily driven by higher selling, general and administrative costs as discussed above, and higher amortization expense as a result of intangible asset additions. In addition, we recognized a loss on divestiture and deconsolidation, net, associated with the LKQ SYNETIQ transaction and DDI divestiture which occurred during the second and third quarters of 2025, respectively. These decreases are partially offset by higher flow-through of service and inventory revenue and lower acquisition-related and integration costs, as discussed above.
Income Tax Expense and Effective Tax Rate
Income tax expense decreased 21% in 2025. Our effective tax rate was 20.2% in 2025, compared to 25.0% in 2024. The decrease in the effective tax rate over the prior year was primarily due to an increased benefit related to Foreign-Derived Intangible Income and a tax benefit related to uncertain tax positions.
Net Income Available to Common Stockholders
Net income available to common stockholders increased 3%, primarily due to decreased interest expense resulting from principal repayments on debt and lower interest rates, due in part to the Credit Agreement amendment completed in the second quarter of 2025. We also incurred lower income tax expense in the current year due to the reasons discussed above. These increases were partially offset by lower interest income from lower interest rates, lower operating income as discussed above, and the adjustment of redeemable non-controlling interests described in Part II, Item 8: Financial Statements and Supplementary Data - Note 21 Temporary Equity, Stockholders' Equity and Dividends.
U.S. Dollar Exchange Rate Comparison
We conduct global operations in various currencies and our presentation currency is the U.S dollar. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

Value of one local currency to U.S. dollar	2025	2024	% Change
Period-end exchange rate - December 31,
Canadian dollar	0.730	0.697	5%
Euro	1.175	1.041	13%
British pound sterling	1.347	1.255	7%
Australian dollar	0.670	0.622	8%
Average exchange rate - Year ended December 31,
Canadian dollar	0.716	0.730	(2)%
Euro	1.130	1.082	4%
British pound sterling	1.318	1.278	3%
Australian dollar	0.645	0.660	(2)%
In 2025, approximately 28% of our revenues and 32% of our operating expenses were denominated in currencies other than the U.S. dollar, compared to 27% and 29%, respectively, in 2024.
We recognized a $1.0 million foreign exchange loss in 2025 and a $1.9 million loss in 2024. Foreign exchange had an insignificant impact on revenue and expenses.

RB Global, Inc.	40

Liquidity and Capital Resources
Our liquidity is primarily affected by fluctuations in cash flow from operations, significant acquisitions of businesses, payment of dividends, capital spending, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business.
We believe our principal sources of liquidity, which include cash and cash equivalents, cash flow from operations, and unused capacity under our revolving credit facilities of $1.2 billion (discussed in further detail below), are sufficient to fund our current and planned operating activities. In the current interest rate environment, we will continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
Our short-term cash requirements include, among others, (i) payment of common share dividends on an as-declared basis and payment of preferential and participating dividends to Series A Senior Preferred Shareholders, (ii) settlement of contracts with consignors, partners and other suppliers, (iii) personnel expenditures, with a majority of short-term incentive compensation paid annually in the first quarter of each fiscal year, (iv) income tax installments, (v) scheduled principal and interest payments on the current portion of long-term debt, (vi) payment of amounts committed under certain service agreements to build our modern IT architecture, (vii) payments on our current operating and finance lease obligations, (viii) other capital expenditures and working capital needs, and (ix) advances.
Our long-term cash requirements include, among others, (i) scheduled principal and interest payments on long-term debt, (ii) scheduled repayments of operating lease, finance lease, and equipment financing obligations, and (iii) deferred consideration related to the J.M. Wood acquisition. In the event the Company is not successful in its appeal with the Canada Revenue Agency, as described in Part II, Item 8: Financial Statements and Supplementary Data - Note 8 Income Taxes, the Company may be required to pay the remaining assessed amounts with interest. For more information on our debt and leases, see Part II, Item 8: Financial Statements and Supplementary Data - Note 19 Debt and Part II, Item 8: Financial Statements and Supplementary Data - Note 23 Leases, respectively, in our consolidated financial statements.
Our Credit Agreement includes multi-currency revolving credit facilities (the “Revolving Facilities”). Unused capacity under our Revolving Facilities is as follows:

December 31, 2025
Committed
Multi-currency revolving credit facilities	$1,300.0
Uncommitted
Foreign demand revolving credit facilities	15.0
Total revolving credit facilities	$1,315.0
Unused
Multi-currency revolving credit facilities	$1,146.1
Foreign demand revolving credit facilities	15.0
Total credit facilities unused	$1,161.1
Our ability to borrow under the Credit Agreement is subject to compliance with financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all financial and other covenants applicable to our debt agreements at December 31, 2025. In the event of sustained deterioration of global markets and economies, we expect the covenants pertaining to our leverage ratio would be the most restrictive to our ability to access funding under our Credit Agreement. We continue to evaluate courses of action to maintain current levels of liquidity and compliance with our debt covenants.
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

RB Global, Inc.	41

Cash Flows

Year ended December 31,	2025	2024	Change
Cash provided by (used in):
Operating activities	$978.2	$932.0	$46.2
Investing activities	(552.9)	(301.6)	(251.3)
Financing activities	(461.4)	(645.5)	184.1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22.1	(24.0)	46.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(14.0)	$(39.1)	$25.1
The increase in net cash provided by operating activities was primarily due to higher net income from operations partially offset by an unfavorable net change in operating assets and liabilities. The unfavorable net change in operating assets and liabilities was primarily due to the timing of book overdrafts, inventory sales and purchases, the timing and size of income tax installment payments and the deposit paid to the CRA in the first quarter of 2025. These increases were partially offset by lower cash outflows related to the timing and size of auctions and incentive-based compensation.
The increase in net cash used in investing activities was primarily due to the acquisitions of J.M. Wood and Smith Broughton and increased property, plant and equipment expenditures, mainly relating to the purchase of property and real estate improvements. These increases were partially offset by the net proceeds received from the divestiture of DDI.
The decrease in net cash used in financing activities was primarily due to lower net principal repayments on our long-term debt and an increase in net proceeds from short-term debt, primarily used to finance the expansion of IAA to Australia and the acquisition of Smith Broughton. The decrease in cash outflows was partially offset by lower proceeds from the exercise of stock options and higher dividends paid.
Critical Accounting Policies and Estimates
The following discussion of critical accounting policies and estimates is intended to supplement the significant accounting policies presented in the notes to our consolidated financial statements included in Part II, Item 8: Financial Statements and Supplementary Data - Note 2 Significant Accounting Policies.
Critical accounting estimates are those that involve a significant level of uncertainty at the time the estimate was made, and changes in them could have or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe to be reasonable, and we evaluate these estimates on an ongoing basis.
Uncertain Tax Positions
The Company is subject to income taxes in Canada, the U.S., and other foreign jurisdictions. The evaluation of uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws. Reserves for uncertain tax positions are adjusted considering changing facts and circumstances, such as the closing of a tax examination.
The accounting for the Company's position in regards to the Notice of Assessment received from the CRA in 2024, described required significant judgment and an assessment over whether it is more likely than not that the Company's tax position will be sustained. The matter required management to evaluate the tax technical merits and assess the likelihood of its resolution at appeals or through litigation.
Business Combinations
Accounting for business combinations requires estimates with respect to the fair values of the assets acquired and liabilities assumed. Such estimates of fair value require valuation methods, which rely on significant estimates and assumptions, especially for intangible assets.
The preliminary valuation of J.M. Wood customer relationship intangible assets required judgment and was performed using the multi-period excess earnings method of the income approach. The Company based its estimates on historical and anticipated results, industry trends, economic analysis, and various other assumptions, including assumptions as to the occurrence of future events. The discount rates used to discount expected cash flows to present values were derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. For less material business combinations, benchmarking may be used to value intangible assets.

RB Global, Inc.	42

Goodwill
Goodwill is tested annually for impairment at the reporting unit level as of December 31, and more frequently if indicators of potential impairment are identified. The Company performs a qualitative impairment assessment if it determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.
A reporting unit’s fair value is determined using various valuation approaches and techniques that involve assumptions based on what management believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. For valuations performed following the income approach, the key assumptions and estimates that impact the estimated fair value include growth rates and the discount rate. For valuations performed following the market approach, the key assumptions and estimates include the selection of guideline public companies and transactions comparable to the reporting unit.
We identified three reporting units for goodwill impairment testing purposes: Ritchie Bros., IAA, and Services. We performed qualitative impairment assessments, incorporating market approach fair value estimates, for the Ritchie Bros. and Services reporting units, concluding it was not more likely than not that the fair value of the reporting units was lower than the respective carrying amounts. We performed a quantitative impairment assessment for the IAA reporting unit, which included both income and market approach fair value estimates. Additionally, we performed a reconciliation of the Company's market capitalization as of the testing date to the estimated aggregate fair value of all three reporting units. Based on the assessments performed, we did not identify any impairments of goodwill.
Recently Adopted Accounting Pronouncements
Refer to Part II, Item 8: Financial Statements and Supplementary Data - Note 2 Significant Accounting Policies of this Annual Report on Form 10-K.
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
Adjusted Net Income Attributable to Common Stockholders and Diluted Adjusted EPS Attributable to Common Stockholders Reconciliation
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results. Please refer to page 48 for a summary of adjusting items.
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
Net income available to common stockholders is calculated as net income attributable to controlling interests, less cumulative dividends on Series A Senior Preferred Shares, allocated earnings to Series A Senior Preferred Shares, and adjustments of redeemable non-controlling interest, if and as applicable.
Diluted adjusted EPS available to common stockholders is calculated by dividing adjusted net income available to common stockholders by the weighted-average number of dilutive shares outstanding, except that it is computed based upon the lower of the two-class method or the if-converted method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares and the effect of shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive.

RB Global, Inc.	43

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our consolidated financial statements:

Year ended December 31,	2025	2024	% Change
Net income available to common stockholders	$382.2	$372.7	3%
Share-based payments expense	76.7	56.3	36%
Acquisition-related and integration costs	19.4	29.0	(33)%
Restructuring costs	17.2	—	NM
Amortization of acquired intangible assets	282.4	274.9	3%
Gain on disposition of property, plant and equipment and related costs	(2.0)	(1.2)	67%
Prepaid consigned vehicles charges	(0.5)	(4.7)	(89)%
Executive transition costs	53.7	6.7	701%
Loss on divestiture and deconsolidation, net and related costs	15.8	—	NM
Debt refinancing costs	3.9	—	NM
Remeasurements in connection with business combinations	0.1	1.2	(92)%
Other legal, advisory and non-income tax expenses	19.7	13.4	47%
Accretion of deferred consideration	0.7	—	NM
Related tax effects of the above	(114.5)	(91.4)	25%
Related allocation of the above to participating securities	(13.1)	(10.1)	30%
Adjustment of redeemable non-controlling interest	5.3	—	NM
Adjusted net income available to common stockholders	$747.0	$646.8	15%
Weighted-average number of dilutive shares outstanding	186.9	185.3	1%
Diluted earnings per share available to common stockholders	$2.04	$2.01	1%
Diluted adjusted earnings per share available to common stockholders	$4.00	$3.49	15%

NM = Not meaningful
Adjusted EBITDA
We believe adjusted EBITDA provides useful information and is a key performance measure because it facilitates operating performance comparisons from period to period and it provides management with the ability to monitor its controllable incremental revenues and costs.
Adjusted EBITDA is calculated by adding depreciation and amortization, interest expense, and income tax expense, and subtracting interest income from net income, as well as the adjustments below and as described on page 48.

RB Global, Inc.	44

The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our consolidated financial statements:

Year ended December 31,	2025	2024	% Change
Net income	$427.6	$412.8	4%
Add: depreciation and amortization	483.4	444.4	9%
Add: interest expense	191.6	233.7	(18)%
Less: interest income	(14.9)	(26.2)	(43)%
Add: income tax expense	108.0	137.3	(21)%
EBITDA	1,195.7	1,202.0	(1)%
Share-based payments expense	76.7	56.3	36%
Acquisition-related and integration costs	19.4	29.0	(33)%
Restructuring costs	17.2	—	NM
Gain on disposition of property, plant and equipment and related costs	(2.0)	(1.2)	67%
Prepaid consigned vehicles charges	(0.5)	(4.7)	(89)%
Executive transition costs	53.7	6.7	701%
Loss on divestiture and deconsolidation, net and related costs	15.8	—	NM
Debt refinancing costs	3.9	—	NM
Remeasurements in connection with business combinations	0.1	1.2	(92)%
Other legal, advisory and non-income tax expenses	19.7	13.4	47%
Adjusted EBITDA	$1,399.7	$1,302.7	7%

NM = Not meaningful
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

Year ended December 31,	2025	2024	% Change
Short-term debt	$137.5	$27.7	396%
Long-term debt	2,334.0	2,626.2	(11)%
Debt	$2,471.5	$2,653.9	(7)%
Less: cash and cash equivalents	(531.5)	(533.9)	—%
Adjusted net debt	$1,940.0	$2,120.0	(8)%
Net income	$427.6	$412.8	4%
Adjusted EBITDA	$1,399.7	$1,302.7	7%
Debt/net income	5.8 x	6.4 x	(9)%
Adjusted net debt/adjusted EBITDA	1.4 x	1.6 x	(13)%

RB Global, Inc.	45

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

RB Global, Inc.	46

The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests and adjusted average invested capital to average invested capital, which are the most directly comparable GAAP measures in, or calculated from, our consolidated financial statements:

Year ended December 31,	2025	2024	% Change
Net income attributable to controlling interests	$428.4	$413.1	4%
Add:
Interest expense	191.6	233.7	(18)%
Interest income	(14.9)	(26.2)	(43)%
Interest, net	176.7	207.5	(15)%
Tax on interest, net	(39.9)	(51.3)	(21)%
Reported return	$565.2	$569.3	(1)%
Add:
Share-based payments expense	76.7	56.3	36%
Acquisition-related and integration costs	19.4	29.0	(33)%
Restructuring costs	17.2	—	100%
Amortization of acquired intangible assets	282.4	274.9	3%
Gain on disposition of property, plant and equipment and related costs	(2.0)	(1.2)	67%
Prepaid consigned vehicles charges	(0.5)	(4.7)	(90)%
Executive transition costs	53.7	6.7	701%
Loss on divestiture and deconsolidation, net and related costs	15.8	—	100%
Debt refinancing costs	3.9	—	100%
Remeasurements in connection with business combinations	0.1	1.2	(91)%
Other legal, advisory and non-income tax expenses	19.7	13.4	47%
Related tax effects of the above	(114.5)	(91.4)	25%
Adjusted return	$937.1	$853.5	10%
Short-term debt - opening balance	$27.7	$13.7	102%
Short-term debt - ending balance	137.5	27.7	396%
Average short-term debt	82.6	20.7	299%
Long-term debt - opening balance	2,626.2	3,075.8	(15)%
Long-term debt - ending balance	2,334.0	2,626.2	(11)%
Average long-term debt	2,480.1	2,851.0	(13)%
Preferred equity - opening balance	482.0	482.0	—%
Preferred equity - ending balance	482.0	482.0	—%
Average preferred equity	482.0	482.0	—%
Stockholders' equity - opening balance	5,224.0	5,016.7	4%
Stockholders' equity - ending balance	5,571.4	5,224.0	7%
Average stockholders' equity	5,397.7	5,120.4	5%
Average invested capital	$8,442.4	$8,474.1	—%

ROIC	6.7%	6.7%	—	bps
Adjusted ROIC	11.1%	10.1%	100 bps

RB Global, Inc.	47

Adjusting items for the year ended December 31, 2025:
Recognized in the fourth quarter of 2025:
•$15.5 million share-based payments expense.
•$9.6 million of acquisition-related and integration costs, primarily relating to the acquisition of J.M. Wood.
•$4.1 million of restructuring costs, primarily severance relating to organizational changes.
•$73.1 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$0.6 million gain on disposition of property, plant and equipment and related costs.
•$43.2 million of executive transition costs, consisting primarily of the final determination from the arbitration associated with the departure of our former CEO, less amounts previously accrued, and associated legal costs.
•$3.9 million gain on the divestiture of DDI, which includes $2.0 million of related transaction costs.
•$7.0 million of other legal and advisory expenses, primarily consulting fees in connection with strategic initiatives and certain legal costs.
•$0.3 million adjustment of redeemable non-controlling interest to its estimated redemption value.
Recognized in the third quarter of 2025:
•$21.6 million share-based payments expense.
•$4.0 million of acquisition-related and integration costs, primarily relating to the acquisition of J.M. Wood.
•$10.2 million of restructuring costs, primarily severance relating to organizational changes.
•$72.7 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$1.2 million gain on disposition of property, plant and equipment and related costs.
•$4.7 million of executive transition costs, primarily legal costs associated with the departure of our former CEO.
•$7.4 million of other legal and advisory expenses, primarily certain legal costs, consulting fees in connection with strategic initiatives and settlements of unusual legal claims.
•$0.7 million accretion of the deferred consideration liability relating to the J.M. Wood acquisition.
•$5.0 million adjustment of redeemable non-controlling interest to its estimated redemption value.
Recognized in the second quarter of 2025:
•$25.2 million share-based payments expense.
•$2.7 million of acquisition-related and integration costs, primarily relating the acquisition of J.M. Wood and integration activities in connection with the acquisition of IAA.
•$1.1 million of restructuring costs, primarily severance relating to organizational changes and the wind-down of Xcira.
•$68.3 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$0.2 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•$3.1 million of executive transition costs, primarily legal costs associated with the departure of our former CEO.
•$19.7 million relating to the loss on deconsolidation of $15.5 million relating to the SYNETIQ LKQ transaction, related $1.7 million write down of inventory included in cost of goods sold, and $2.5 million of related transaction costs.
•$3.9 million of debt refinancing costs incurred in connection with the amendment of our Credit Agreement.
•$0.1 million relating to the remeasurement of contingent consideration for IAA's acquisition of Marisat, Inc. in 2021.
•$3.2 million of other legal, advisory and non-income tax expenses, primarily consulting fees in connection with strategic initiatives and certain legal costs, partially offset by lower non-income tax related expenses.
Recognized in the first quarter of 2025:
•$14.4 million share-based payments expense.
•$3.1 million of acquisition-related and integration costs, primarily relating to IAA integration and acquisition-related costs associated with the potential acquisition of J.M. Wood.
•$1.8 million of restructuring costs, primarily severance relating to organizational changes and the wind-down of Xcira.
•$68.3 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$0.2 million gain on disposition of property, plant and equipment and related costs.
•$0.3 million relating to a fair value adjustment made to the prepaid consigned vehicle charges on the opening balance sheet of IAA at acquisition.
•$2.7 million of executive transition costs, primarily legal costs, associated with the departure of our former CEO.
•$2.1 million of other legal and advisory expenses, primarily costs incurred for the settlement of remediation costs in connection with a fire at one of our branches, which occurred prior to the acquisition of IAA, as well as costs in connection with the appeal with the CRA.
Adjusting items recognized in prior quarters are discussed in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.

RB Global, Inc.	48

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We conduct operations in foreign currencies in countries around the world and the functional currency of our subsidiaries outside of the United States is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. As a result, we are exposed to currency fluctuations and exchange rate risk. We cannot accurately predict the future effects of foreign currency fluctuations on our financial condition or results of operations, nor quantify their effects on the macroeconomic environment. The proportion of revenues denominated in currencies other than the U.S. dollar in a given period may differ from the annual proportion for the year ended December 31, 2025, which was 28%, and depends on the size and location of auctions held during the period. On an annual basis, we expect fluctuations in revenues and operating expenses to largely offset and generally act as a natural hedge against exposure to fluctuations in the value of the U.S. dollar.
During 2025, we recorded a foreign currency translation adjustment gain of $76.5 million, compared with a loss of $80.8 million in 2024. Our foreign currency translation adjustment, which is recorded as a component of consolidated other comprehensive income (loss), arises from the translation of net assets denominated in currencies other than the U.S. dollar to the U.S. dollar for reporting purposes. Based on our exposures to foreign currency exchange rate risk at December 31, 2025, and assuming all other variables remain constant, a 10% change in the Canadian dollar, GBP and Euro against the U.S. dollar would have resulted in an additional foreign currency translation adjustment of approximately $125.6 million within other comprehensive income (loss).
We also have foreign exchange rate risk related to intercompany balances denominated in currencies other than the functional currency of each of our subsidiaries. However, we enter into forward contracts to protect against such foreign currency exchange rate risks. As such, after consideration of the effect of foreign exchange contracts in place at December 31, 2025, a 10% foreign currency exchange rate change would not have a significant impact on our net income.
Interest Rate Risk
Loans under our syndicated and foreign credit facilities bear interest, at our option, at a rate equal to either a base rate (or Canadian prime rate for certain Canadian dollar borrowings) or floating rate customarily used by the syndicate and depending on the borrowing currency, including SOFR, SONIA, €STR, EURIBOR, TIBOR, CORRA, and BBSY. In either case, an applicable margin is added to the rate. At December 31, 2025, we had a total of $1.1 billion in loans (facilities drawn and term loans) bearing floating rates of interest. Based on amounts outstanding at December 31, 2025, and assuming all other variables remain constant, a hypothetical 100 bps change in interest rates would result in an increase/decrease of approximately $11.4 million in the pre-tax interest we accrue per annum.
We continue to monitor our exposure to interest rate risk, and while we have not adopted a long-term hedging strategy to protect against interest rate fluctuations associated with our variable rate debt, we may consider hedging specific borrowings if we deem it appropriate in the future.

RB Global, Inc.	49

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RB Global, Inc.	50

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RB Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RB Global, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in temporary equity and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

RB Global, Inc.	51

Uncertain Tax Position – Canada Revenue Agency (CRA) matter
Description of the Matter
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company is subject to income taxes in the U.S., Canada and other foreign jurisdictions during the ordinary course of business, including tax positions for which the ultimate tax determination is uncertain. Liabilities for uncertain tax positions are recognized in accordance with ASC 740, Income Taxes. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained based on the tax technical merits, including resolution of related appeals or litigation processes, if any. Recognized income tax positions are measured at the largest amount that is more than likely of being realized.
As disclosed in Note 8, on December 3, 2024, the CRA issued the Company a Notice of Assessment and Statement of Interest (“NOA”) for C$79.1 million (approximately $57.8 million), for the taxation years 2010 through 2015, inclusive of C$37.7 million in income taxes (approximately $27.5 million), and C$41.4 million in interest and penalties (approximately $30.2 million). The CRA is asserting that one of the Company’s Luxembourg subsidiaries which was in operation from 2010 to 2020 was resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation. The CRA also requested, in both 2024 and the third quarter of 2025, additional information for the 2016 through 2020 tax years; however, has not issued a NOA for that period.
At December 31, 2025, the Company has not recorded any liabilities for uncertain tax positions relating to these matters in the consolidated financial statements because it is the Company’s conclusion that it is more likely than not that the Company’s tax filing positions will ultimately be sustained.
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
Our audit procedures included, among others, updating our evaluation of the technical merits underlying the CRA matters that the Company used to assess its uncertain tax positions. We involved our international tax professionals in assessing the technical merits of the Company’s tax positions relating to the CRA matters, including but not limited to the Company’s internal analyses and memoranda, updated external legal opinions obtained by the Company as to applicable tax and case law, documentation provided to the CRA and evaluating the underlying facts and evidence upon which the Company’s income tax positions are based. We also made inquiries of management, internal and external counsel, and obtained written representations from management as to certain aspects of the CRA matter. We used our knowledge, including the use of professionals with specialized skill and knowledge of and experience with international income tax laws of the relevant taxing jurisdiction to evaluate the Company’s accounting for the CRA matter. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions, including recent decisions in relevant court cases. Additionally, we evaluated the Company’s disclosures of the uncertain tax positions in relation to the CRA matter.

/s/	Ernst & Young LLP
We have served as the Company’s auditor since 2023.
Chicago, Illinois
February 25, 2026

RB Global, Inc.	52

Consolidated Income Statements
(In millions, except per share data)

Year ended December 31,	2025	2024	2023
Revenue:
Service revenue	$3,502.2	$3,363.6	$2,732.5
Inventory sales revenue	1,088.5	920.6	947.1
Total revenue	4,590.7	4,284.2	3,679.6
Operating expenses:
Costs of services	1,431.3	1,415.7	1,007.6
Cost of inventory sold	1,030.6	863.8	893.6
Selling, general and administrative	905.2	773.9	743.7
Acquisition-related and integration costs	19.4	29.0	216.1
Depreciation and amortization	483.4	444.4	352.2
Total operating expenses	3,869.9	3,526.8	3,213.2
Gain on disposition of property, plant and equipment	2.2	3.8	4.9
Loss on divestiture and deconsolidation, net	(9.6)	—	—
Operating income	713.4	761.2	471.3
Interest expense	(191.6)	(233.7)	(213.8)
Interest income	14.9	26.2	22.0
Other income (loss), net	(0.1)	(1.7)	4.7
Foreign exchange loss	(1.0)	(1.9)	(1.8)
Income before income taxes	535.6	550.1	282.4
Income tax expense	108.0	137.3	76.4
Net income	$427.6	$412.8	$206.0
Net income (loss) attributable to:
Controlling interests	$428.4	$413.1	$206.5
Redeemable non-controlling interest	(0.8)	(0.3)	(0.5)
Net income	$427.6	$412.8	$206.0

Net income attributable to controlling interests	$428.4	$413.1	$206.5
Cumulative dividends on Series A Senior Preferred Shares	(26.7)	(26.7)	(24.3)
Allocated earnings to Series A Senior Preferred Shares	(14.2)	(13.7)	(7.3)
Adjustment of redeemable non-controlling interest	(5.3)	—	—
Net income available to common stockholders	$382.2	$372.7	$174.9

Earnings per share available to common stockholders:
Basic	$2.06	$2.03	$1.05
Diluted	$2.04	$2.01	$1.04
Weighted-average number of shares outstanding:
Basic	185.4	184.0	167.0
Diluted	186.9	185.3	168.2
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	53

Consolidated Statements of Comprehensive Income
(In millions)

Year ended December 31,	2025	2024	2023
Net income	$427.6	$412.8	$206.0
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	76.5	(80.8)	41.1
Comprehensive income	$504.1	$332.0	$247.1

Comprehensive income (loss) attributable to:
Controlling interests	$504.9	$332.3	$247.6
Redeemable non-controlling interest	(0.8)	(0.3)	(0.5)
Comprehensive income	$504.1	$332.0	$247.1
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	54

Consolidated Balance Sheets
(In millions, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$531.5	$533.9
Restricted cash	163.3	174.9
Trade and other receivables, net of allowance for credit losses of $8.6 and $7.2, respectively	706.3	709.4
Prepaid consigned vehicle charges	62.4	67.9
Inventory	139.8	121.5
Other current assets	107.8	77.0
Income taxes receivable	73.7	30.2
Total current assets	1,784.8	1,714.8
Property, plant and equipment, net	1,522.3	1,275.4
Operating lease right-of-use assets	1,545.5	1,529.1
Other non-current assets	149.4	98.4
Intangible assets, net	2,464.5	2,668.7
Goodwill	4,668.0	4,511.8
Deferred tax assets	8.5	8.8
Total assets	$12,143.0	$11,807.0
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$457.9	$378.0
Trade and other liabilities	836.5	782.0
Current operating lease liabilities	128.2	113.3
Income taxes payable	6.7	26.2
Short-term debt	137.5	27.7
Current portion of long-term debt	51.2	4.1
Total current liabilities	1,618.0	1,331.3
Long-term operating lease liabilities	1,456.8	1,431.1
Long-term debt	2,282.8	2,622.1
Other non-current liabilities	158.5	97.4
Deferred tax liabilities	559.2	608.7
Total liabilities	6,075.3	6,090.6
Temporary equity:
Series A Senior Preferred Shares; shares authorized, issued and outstanding: 485.0 million	482.0	482.0
Redeemable non-controlling interest	12.6	8.1
Stockholders' equity:
Senior preferred and junior preferred stock; unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil	—	—
Common stock and additional paid-in capital, no par value; unlimited shares authorized; shares issued and outstanding: 185.9 million and 184.7 million	4,365.1	4,258.5
Retained earnings	1,254.6	1,090.3
Accumulated other comprehensive loss	(48.3)	(124.8)
Stockholders' equity	5,571.4	5,224.0
Non-controlling interests	1.7	2.3
Total stockholders' equity	5,573.1	5,226.3
Total liabilities, temporary equity and stockholders' equity	$12,143.0	$11,807.0
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	55

Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity
(In millions)

			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	—	$—	$—	110.9	$331.5	$1,043.2	$(85.1)	$0.5	$1,290.1
Net income (loss)	—	—	(0.5)	—	—	206.5	—	—	206.5
Other comprehensive income	—	—	—	—	—	—	41.1	—	41.1
Share-based payments expense	—	—	—	—	35.0	—	—	—	35.0
Issuance of common stock and preferred stock	485.0	482.0	—	71.9	3,793.1	—	—	—	3,793.1
Tax withholding related to vesting of share units	—	—	—	—	(19.0)	—	—	—	(19.0)
Series A Senior Preferred Share preferred and participating dividends	—	—	—	—	—	(31.6)	—	—	(31.6)
Common stock dividends	—	—	—	—	1.6	(299.6)	—	—	(298.0)
Non-controlling interests acquired	—	—	8.9	—	—	—	—	1.8	1.8
Balance, December 31, 2023	485.0	$482.0	$8.4	182.8	$4,142.2	$918.5	$(44.0)	$2.3	$5,019.0
Net income (loss)	—	—	(0.3)	—	—	413.1	—	—	413.1
Other comprehensive loss	—	—	—	—	—	—	(80.8)	—	(80.8)
Share-based payments expense	—	—	—	—	55.4	—	—	—	55.4
Issuance of common stock	—	—	—	1.9	75.5	—	—	—	75.5
Tax withholding related to vesting of share units	—	—	—	—	(15.7)	—	—	—	(15.7)
Series A Senior Preferred Share preferred and participating dividends	—	—	—	—	—	(34.2)	—	—	(34.2)
Common stock dividends	—	—	—	—	1.1	(207.1)	—	—	(206.0)
Balance, December 31, 2024	485.0	$482.0	$8.1	184.7	$4,258.5	$1,090.3	$(124.8)	$2.3	$5,226.3
Net income (loss)	—	—	(0.8)	—	—	428.4	—	—	428.4
Other comprehensive income	—	—		—	—	—	76.5	—	76.5
Adjustment of redeemable non-controlling interest	—	—	5.3	—	—	(5.3)	—	—	(5.3)
Issuance of common stock	—	—	—	1.2	50.5	—	—	—	50.5
Tax withholding related to vesting of share units	—	—	—	—	(20.5)	—	—	—	(20.5)
Share-based payments expense	—	—	—	—	75.3	—	—	—	75.3
Series A Senior Preferred Share preferred and participating dividends	—	—	—	—	—	(34.8)	—	—	(34.8)
Common stock dividends	—	—	—	—	1.3	(224.0)	—	(0.6)	(223.3)
Balance, December 31, 2025	485.0	$482.0	$12.6	185.9	$4,365.1	$1,254.6	$(48.3)	$1.7	$5,573.1
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	56

Consolidated Statements of Cash Flows
(In millions)

Year ended December 31,	2025	2024	2023
Cash provided by (used in):
Operating activities:
Net income	$427.6	$412.8	$206.0
Adjustments for items not affecting cash:
Depreciation and amortization	483.4	444.4	352.2
Share-based payments expense	66.0	62.4	55.8
Deferred income taxes	(54.2)	(69.2)	(65.8)
Gain on disposition of property, plant and equipment	(2.2)	(3.8)	(4.9)
Loss on divestiture and deconsolidation, net	9.6	—	—
Allowance for expected credit losses	1.4	5.1	5.9
Amortization of debt issuance costs	9.4	12.5	10.1
Amortization of right-of-use assets	160.3	154.4	109.9
Inventory write-downs	8.3	14.9	7.0
Other, net	4.8	(1.7)	11.5
Net changes in operating assets and liabilities	(136.2)	(99.8)	(143.7)
Net cash provided by operating activities	978.2	932.0	544.0
Investing activities:
Acquisitions, net of cash acquired	(192.8)	(8.6)	(2,778.6)
Divestiture, net of cash transferred	35.3	—	—
Property, plant and equipment additions	(259.0)	(167.4)	(227.9)
Proceeds on disposition of property, plant and equipment	5.3	2.6	32.6
Intangible asset additions	(116.5)	(109.5)	(118.3)
Repayment of loans receivable	21.1	8.1	4.0
Issuance of loans receivable	(41.1)	(24.1)	(18.8)
Other, net	(5.2)	(2.7)	(1.3)
Net cash used in investing activities	(552.9)	(301.6)	(3,108.3)
Financing activities:
Issuance of common stock and preferred stock, net of issuance costs	—	—	496.9
Dividends paid	(258.1)	(240.2)	(328.4)
Proceeds from exercise of options and employee stock purchase plan	50.5	75.5	43.7
Payment of withholding taxes on issuance of shares	(20.8)	(14.8)	(15.9)
Net increase (decrease) in short-term debt	102.8	14.5	(15.5)
Proceeds from long-term debt	275.0	—	3,175.0
Repayment of long-term debt	(576.7)	(454.4)	(654.4)
Payment of debt issue costs	(4.4)	(0.3)	(41.7)
Repayment of finance lease and equipment financing obligations	(31.6)	(26.5)	(19.2)
Proceeds of equipment financing obligations	3.8	2.6	37.6
Payment of contingent consideration	(1.9)	(1.9)	(1.9)
Net cash used in provided by financing activities	(461.4)	(645.5)	2,676.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22.1	(24.0)	10.1
Net (decrease) increase in cash, cash equivalents, and restricted cash	(14.0)	(39.1)	122.0
Cash, cash equivalents, and restricted cash, beginning of period	708.8	747.9	625.9
Cash, cash equivalents, and restricted cash, end of period	$694.8	$708.8	$747.9
See accompanying notes to the consolidated financial statements.

RB Global, Inc.	57

Index for Notes to the Consolidated Financial Statements

RB Global, Inc.	58

Notes to the Consolidated Financial Statements

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
The Company is incorporated in Canada under the Business Corporations Act (Ontario).
Basis of Presentation
These financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and presented in U.S. dollars. Unless otherwise indicated, all amounts in the following tables are in millions, except per share amounts.
Note 2. Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and entities consolidated under the interest and voting models. All significant intercompany transactions and balances have been eliminated. Non-controlling interests are reported in the Company’s consolidated balance sheets as a separate component of equity or within temporary equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Actual results could differ from those estimates.
Accounting for business combinations requires estimates with respect to the fair value of the assets acquired and liabilities assumed. Estimates of fair value require valuation methods, which rely on significant estimates and assumptions, especially for acquired intangible assets.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to customers, or upon completion of the performance obligation, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The transaction price is reduced by estimates of variable consideration, such as volume rebates and discounts.
Revenues are comprised of:
•Service revenue, including:
i.Transactional seller revenues, which includes commissions and other fees earned from consignors to facilitate the sale of an asset such as inbound tow, liens search, title processing, online listing and inspection fees;
ii.Transactional buyer revenues, which includes tiered buyer transaction and other fees earned from buyers to complete the purchase of an asset, such as title processing, late pick-up, platform registration and other administrative fees; and
iii.Marketplace services revenues, which includes fees earned from various optional services provided to buyers, sellers, or other third-parties, such as transportation, buyer towing, refurbishment, financing, parts procurement, data and appraisal, and other ancillary services.
•Inventory sales revenue, which consists of revenue relating to assets that are purchased by the Company and then resold.
Service Revenue
The Company offers the following types of commission arrangements to sellers:
•Straight commission contracts, where the consignor receives the gross proceeds from the sale less a pre-negotiated commission rate;
•Fixed fee commission contracts, where the consignor receives the gross proceeds from the sale less a fixed flat fee; and

RB Global, Inc.	59

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
The Company generally does not pay consignors until it receives the auction proceeds from buyers, except in certain automotive arrangements where it may be required to pay the consignor even if the buyer defaults. When a buyer defaults (a collapsed sale), the sale is cancelled and the property is either returned to the consignor or resold. If the Company has already paid the consignor, the property is recorded as inventory until resold. The Company records a provision for expected collapsed or cancelled sales based on historical default experience, customer data, and reasonable forecasts.
Losses from guarantee contracts are recorded in the period in which the relevant sale is completed or accrued if they become probable and estimable.
The Company may share commissions or buyer fees with customers or third parties when selling consigned assets. In these arrangements, it must determine whether it acts as the principal and reports revenue on a gross basis or as the agent and reports revenue on a net basis. This assessment focuses on whether the Company controls the asset or service and is primarily responsible for fulfilling the sale. When buyer fees are shared with consignors, the shared amount is recorded as a reduction of revenue.
Transactional buyer revenue also includes buyer platform registration fees to access certain vehicle auction and marketplace sales for a one- or two-year term which are recognized ratably over the contract term.
Marketplace services revenue is recognized in the period in which the service is provided or control has been transferred.
Inventory Sales Revenue
Inventory sales revenue is recognized in the period in which the sale is complete and control has been transferred.
Costs of Services
Costs of services is comprised of expenses incurred in direct relation to earning service revenue. Costs of services relating to revenues generated from auction sites which conduct weekly auctions, includes full- and part-time labor, lease expense, towing, onsite customer care support, and other operating costs. Costs of services relating to revenues generated from auction sites which conduct less frequent auctions, includes direct part-time and temporary labor costs, marketing, travel, and other operating costs to support auction events. Cost of services includes the portion of commissions or fees shared with third parties where the Company is principal in the underlying transaction.
Share-based Payments
The Company uses the fair value method to account for share-based payment awards. Share-based awards granted to employees include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and awards under the employee stock purchase plan (“ESPP”) and share-based awards granted to directors include RSUs and deferred share units (“DSUs”). All awards other than DSUs are classified as equity as they are expected to be settled in shares. Compensation cost is recognized over the requisite service period, with a corresponding credit to additional paid-in capital for equity awards. The Company accounts for forfeitures as they occur.
RSUs have service conditions and are measured at the grant-date share price, with expense recognized using the graded vesting approach. PSUs have service conditions, together with performance or market conditions. PSUs with performance conditions are measured at the grant-date share price and expensed based on the probability of achieving the conditions. PSUs with market conditions are valued using a Monte Carlo simulation model and compensation cost is recognized over the service period regardless of whether the market condition is ultimately achieved.
Stock options and ESPP awards are valued using the Black-Scholes model. The ESPP is compensatory, and expense is recognized using the accelerated method. Proceeds from stock option exercises, together with the related APIC, are credited to common stock.
DSUs vest immediately, are expected to be settled in cash, and are classified as liability awards. DSUs are measured at fair value initially and remeasured each reporting date based on the Company’s closing share price, with changes recognized in compensation expense. The related liability is included in accrued liabilities.
Incremental fair value from award modifications is recognized in the period of modification. Dividend equivalents on equity-classified awards are recorded as a reduction to retained earnings when earned.

RB Global, Inc.	60

Leases
Right-of-Use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The Company determines if an arrangement is or contains a lease at inception. The Company may have lease agreements with lease and non-lease components, which are generally accounted for separately. The Company applies a portfolio approach to account for leases of certain similar assets with similar terms. Leases with an initial term of 12-months or less are short-term in nature and not recorded on the consolidated balance sheets.
ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments, initial direct costs incurred, and prepaid lease payments and exclude lease incentives. Renewal options, purchase options, and termination options are included in the determination of lease balances when it is reasonably certain that the Company will exercise such options. The Company generally uses its estimated incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in costs of services and selling, general and administrative expenses. Finance lease ROU assets are generally amortized over the lease term and included in depreciation expense. The interest on finance lease liabilities is included in interest expense.
Derivative Financial Instruments
The Company enters into forward currency contracts from time to time to manage exposure to foreign currency exchange gains and losses its subsidiaries are exposed to on monetary assets and liabilities denominated in currencies other than the functional currency.
Derivative instruments are recorded at fair value. Unrealized gains and losses on derivatives not designated in a hedging relationship are recorded in net income. Derivatives embedded in non-derivative contracts are recognized separately unless they are closely related to the host contract.
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
For assets and liabilities recognized in the consolidated balance sheets at fair value on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period.
Foreign Currency Translation
The functional currency of each Company subsidiary is the currency of the primary economic environment in which the entity operates. The financial statements of foreign denominated subsidiaries are translated to U.S. dollars using the period end exchange rates for the balance sheet and monthly average exchange rate for the income statement. Translation gains and losses are included in foreign currency translation adjustment in other comprehensive income (loss), net of income tax.
Transactions denominated in a currency other than an entity's functional currency are remeasured into the functional currency with resulting gains and losses recognized in earnings, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature, which are included in foreign currency translation adjustments in other comprehensive income (loss), net of income tax.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents is comprised of cash on hand, deposits with financial institutions, other short-term, liquid investments with original maturities of three months or less, and overdraft balances to the extent the financial institution has the legal right of offset.

RB Global, Inc.	61

Restricted cash consists of cash held in segregated accounts, used to settle auction proceeds payable, as required in certain jurisdictions and funds held in accounts to support stand-by letters of credit.
Book overdrafts represent outstanding checks and other pending disbursements in excess of cash account balances with a right of offset. Such amounts are recorded in accounts payable and are reflected as an operating activity in the consolidated statements of cash flows.
Trade and Other Receivables
Trade and other receivables primarily consist of amounts due from auction buyers and sellers, advance charges paid on a consignors behalf, and the current portion of loans receivable. Accounts receivable are reported net of an allowance for credit losses, based on historical experience, customer economic data, and external market conditions.
Prepaid Consigned Vehicle Charges
Prepaid consigned vehicle charges consist of inbound tow, titling, and enhancement charges incurred and associated with consigned vehicles on a specific identification basis. These prepaid charges are recorded in cost of services once the associated vehicle is sold and revenue is recognized.
Inventory
Inventory is carried at the lower of cost and net realizable value, where net realizable value represents the expected sale price upon disposition of the asset inclusive of buyer fees and other fees, less make-ready costs and costs of disposal and transportation. The significant elements of cost include acquisition price, in-bound transportation costs, and make-ready costs. Inventory write-downs are included in cost of inventory sold on the consolidated income statements. Cost of inventory sold is determined on the specific identification basis.
Equity Method Investments
The Company accounts for investments which it does not control, but has the ability to exercise significant influence over, by applying the equity method of accounting. The Company's share of income and losses of equity method investees and impairment losses are recognized in the consolidated income statements during the period that they are incurred. Returns of investment in excess of cumulative equity earnings are classified as cash flows from investing activities. The Company evaluates equity method investments for impairment when events or circumstances suggest that the carrying amount of the investment may be impaired. An impairment loss on an equity method investment is recognized when a decline in its value is determined to be other-than-temporary.
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Cost includes expenditures directly attributable to the acquisition or development of the asset, including the cost of materials and direct labor, any other costs directly attributable to bringing the assets to working condition for their intended use, the costs of dismantling and removing items and restoring the site on which they are located (if applicable), and capitalized interest on qualifying assets.
Repairs and maintenance costs are expensed. Gains and losses on the disposition of property, plant and equipment are determined as the difference between the proceeds received and the carrying amount of an asset. Depreciation of property, plant and equipment under finance leases is recorded in depreciation expense.
The method of depreciation and estimated useful lives by asset type are as follows:

Land improvements and site improvements	Declining balance	10%
Buildings and building improvements	Straight-line	15 - 30 years
Yard, automotive and office equipment	Declining balance	20 - 30%
Computer software and equipment	Straight-line	3 - 5 years
Leasehold improvements	Straight-line	Lesser of lease term and economic life
Assets Held for Sale
The Company classifies assets or disposal groups as held for sale when management commits to a plan to sell, the assets are available for immediate sale in their present condition, the sale is probable and expected to be completed within one year, the Company is actively marketing the assets at a price reasonable in relation to their current fair value, and actions required to complete the plan indicate it is unlikely the plan will change significantly.

RB Global, Inc.	62

Upon classification as held for sale, the assets, or disposal group, are measured at the lower of their carrying amount and fair value less cost to sell and are not depreciated.
Intangible Assets
Intangible assets are measured at cost less accumulated amortization and accumulated impairment losses. Cost includes expenditures directly attributable to the acquisition or development of the asset, net of any amounts received in relation to those assets. Costs of internally developed software and technology assets are amortized on a straight-line basis over their estimated useful lives. Costs incurred prior to the application development stage are charged to operations as incurred. Once application development has begun, directly attributable costs are capitalized until the software and technology assets are available for use.
Amortization is recognized in earnings on a straight-line basis over the estimated useful lives of intangible assets from the date that they are available for use. The amortization periods of finite-lived intangible assets are re-evaluated periodically when facts and circumstances indicate that the remaining useful lives may have changed. Indefinite-lived trade names and trademarks are not amortized. The estimated useful lives of the Company's intangible assets by asset type are as follows:

Trade names and trademarks	2 - 15 years or indefinite-lived
Customer relationships	6 - 20 years
Software and technology assets	3 - 7 years
Cloud Computing Arrangements
The Company defers costs incurred to implement cloud computing arrangements that are service contracts hosted by third-party vendors within other current assets and other non-current assets on the consolidated balance sheets. Once implementation of the cloud computing arrangement is complete, the costs are amortized to selling, general and administrative expense over the expected term of the associated hosting arrangement on a straight-line basis, taking into account renewal options which are reasonably certain to be exercised.
Impairment of Long-lived Assets
Property, plant and equipment, right-of-use assets, and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The recoverability assessment is performed at the lowest level of identifiable cash flows. An impairment loss is recognized if the carrying amount of an asset or asset group exceeds the sum of the estimated undiscounted future cash flows, and is measured as the amount by which the carrying amount exceeds fair value.
Indefinite-lived intangible assets are tested for impairment annually as of December 31, or more frequently if events or circumstances indicate that their carrying amounts may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that an asset’s fair value exceeds its carrying amount. If a quantitative test is necessary, the estimated fair value is compared to carrying amount and any excess carrying amount is recognized as an impairment loss, if applicable.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of its identifiable assets acquired and liabilities assumed. Goodwill is tested annually for impairment at the reporting unit level as of December 31, and more frequently if indicators of potential impairment are identified. The Company performs a qualitative impairment assessment if it determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If a quantitative impairment test is required, the reporting unit’s fair value is compared to its carrying amount including goodwill and if the reporting unit's carrying amount exceeds its estimated fair value, an impairment loss is recognized, if applicable.
Deferred Financing Costs
Deferred financing costs represent the unamortized debt issuance costs incurred on the issuance of the Company’s long-term debt and are amortized to interest expense using the effective interest method over the lives of the related long-term debt. Deferred financing costs are presented as a reduction in the carrying amount of the related long-term debt or in other non-current assets. Deferred financing costs presented in other non-current assets relate to the Company's revolving credit facilities. The Company expenses the portion of deferred financing costs associated with partial repayments of debt to interest expense.

RB Global, Inc.	63

Redeemable Non-controlling Interest
Redeemable non-controlling interest is classified as temporary equity on the consolidated balance sheets, as the holder may put its interest to the Company. Redeemable non-controlling interest is initially carried at its acquisition date fair value. The Company evaluates redeemable non‑controlling interest at the end of each reporting period to determine whether redemption is probable. If it becomes probable of redemption, the Company adjusts the carrying amount to its estimated redemption value at the end of each reporting period, with an offsetting adjustment to retained earnings.
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock is classified as temporary equity on the consolidated balance sheet as it could become redeemable due to a change in control, which would be outside of the Company’s control. The redeemable convertible preferred stock is initially carried at fair value, and if redemption becomes probable, the Company will adjust the carrying amount to its estimated redemption value at the end of each reporting period, with an offsetting adjustment to retained earnings. Direct and incremental costs incurred in connection with issuance are recorded as a reduction in the initial carrying amount.
Defined Contribution Plans
Certain employees of the Company are members of retirement benefit plans to which the Company matches up to a specified percentage of employee contributions or, in certain jurisdictions, contributes a specified percentage of payroll costs as mandated by the local authorities. The only obligation of the Company with respect to these plans is to make specified contributions. Contributions are charged to the consolidated income statements reflecting the period of the employee's service.
Advertising Costs
Advertising costs are expensed as incurred and included in both costs of services and selling, general and administrative expenses on the consolidated income statements. Advertising expense recorded in costs of services was $9.6 million, $10.6 million, and $9.4 million for 2025, 2024, and 2023, respectively. Advertising expense recorded in selling, general and administrative expenses was $21.1 million, $24.6 million, and $26.1 million for 2025, 2024, and 2023, respectively.
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
Business Combinations
Business combinations are accounted for using the acquisition method. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination and which are accounted for separately. The Company allocates the aggregate of the fair value of the purchase consideration transferred to the assets acquired and the liabilities assumed at their estimated fair values on the date of acquisition with any excess recorded as goodwill. The purchase price allocation may be provisional during a one year measurement period. Any measurement period adjustments are recognized in the period in which the adjustment amounts are determined. Acquisition-related costs are expensed as incurred and included within acquisition-related and integration costs.
Where acquired assets and liabilities do not meet the definition of a business, or substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the acquisition is considered an asset acquisition, and is accounted for using the cost accumulation model where the cost of the acquisition, including certain transaction costs, are allocated to the assets acquired on the basis of relative fair values.

RB Global, Inc.	64

Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are based on temporary differences, which are differences between the carrying amounts and tax basis of assets and liabilities, and non-capital loss, capital loss, and tax credits carryforwards, measured using the enacted tax rates expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credits carryforwards, are recognized to the extent that realization of such benefits is considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that enactment occurs. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is recognized.
Uncertain tax positions are recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained. Recognized tax benefits are measured as the largest amount of benefit that is more than 50 percent likely to be realized upon settlement. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable, and deferred taxes in the period in which the facts that give rise to a revision become known. Interest and penalties related to income taxes, including unrecognized tax benefits, are recorded in income tax expense.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average common stock outstanding. Diluted EPS computed based upon the lower of the two-class method and the if-converted method, which includes the effects of the assumed conversion of the Series A Senior Preferred Shares, and the effect of shares issuable under the Company’s stock-based incentive plans, if such effect is dilutive.
The two-class method is an earnings allocation method for computing EPS when a Company’s capital structure includes common stock and participating securities. The two-class method determines EPS between holders of common stock and the Company’s participating preferred stock based on dividends declared and their respective participation rights in undistributed earnings.
The dilutive effect of potentially dilutive securities is reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
Adjustments to the carrying amount of redeemable non-controlling interest, based on a pre-determined contractual formula or amount, are included in net income available to common stockholders for purposes of calculating EPS.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual disclosures within rate reconciliations and disaggregated income taxes paid information. The Company adopted the ASU during the fiscal year ended December 31, 2024 and the required disclosures are included in Note 8. Income Taxes on a retrospective basis.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for the Company for the fiscal year ending December 31, 2027 and interim periods in the fiscal year ending December 31, 2028 and may be applied prospectively or retrospectively.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides targeted improvements to ASC 350-40 to increase the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for the Company for the fiscal year ending December 31, 2028, including interim reporting periods within that year, and may be applied prospectively, retrospectively, or under a modified transition approach.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-scope Improvements, which includes a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. ASU 2025-11 is effective for the Company for interim reporting periods within the fiscal year ending December 31, 2028 and may be applied prospectively or retrospectively.

RB Global, Inc.	65

The Company is evaluating the impact of these pronouncements on its consolidated financial statements and related disclosures, including the methods of adoption. ASUs recently issued but not discussed above are not expected to have a material impact on the Company’s financial statements or related disclosures.
Note 3. Acquisitions and Divestitures
Acquisitions
J.M. Wood
On July 14, 2025, the Company completed the acquisition of 100% of the equity interests in J.M. Wood Auction Co., Inc. (“J.M. Wood”), a privately held auction business located in Montgomery, Alabama, United States. The acquisition is expected to expand the Company's geographic coverage and combines J.M. Wood's regional expertise and customer relationships with the Company's global network and technology.
The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The following table presents the preliminary allocation of the purchase consideration to the major categories of assets acquired and liabilities assumed as of the acquisition date:

Purchase price	$213.6
Assets acquired and liabilities assumed:
Cash and cash equivalents	6.4
Inventory	8.2
Property, plant, and equipment, net	4.0
Intangible assets	49.9
Other, net	(0.7)
Fair value of identifiable net assets acquired	67.8
Goodwill acquired on acquisition	$145.8
Approximately $163.6 million of the purchase price, net of cash acquired, was paid on closing with the remainder to be paid in fixed installments on the first, second, and third anniversaries of the closing date. The deferred payments that form part of purchase consideration have been recorded as liabilities at their acquisition-date fair value of $43.1 million, determined by discounting the contractual payments using the Company’s credit-adjusted discount rate, with $13.8 million presented within trade and other liabilities and $29.3 million presented within other non-current liabilities. During the fourth quarter of 2025, the Company recorded a $25.2 million measurement period adjustment to consideration transferred and goodwill. The Company determined that a portion of the deferred payments represents compensation for future services and, accordingly, will be recognized over the requisite service period.
The following table presents the preliminary fair values of the identifiable intangible assets acquired:

Asset	Fair value at acquisition	Weighted-average amortization period
Customer relationships	$46.0	7 years
Trade names and trademarks	3.9	5 years
Fair value of acquired intangible assets	$49.9	6.8 years
The purchase price allocation is preliminary as of December 31, 2025. The most significant items pending completion include the finalization of review of the intangible asset valuation report and income taxes. Adjustments to the preliminary allocation, including changes to intangible asset values and related amortization, may be recorded during the measurement period (up to one year from the acquisition date) as additional information becomes available.
The goodwill recognized reflects the expected synergies of the combined company, the assembled workforce of J.M. Wood, and other intangible assets that do not qualify for separate recognition. Substantially all of the goodwill is expected to be deductible for income tax purposes.
Revenue and net income of J.M. Wood included in the consolidated financial statements from the acquisition date are not material, nor are the corresponding pro forma amounts. Revenue of J.M. Wood for the year ended December 31, 2024 was approximately $92.6 million and net income was not material.

RB Global, Inc.	66

IAA
On March 20, 2023, the Company completed its acquisition of IAA, Inc. (“IAA”) for a total purchase price of approximately $6.6 billion. The Company acquired IAA to create a leading omnichannel marketplace for vehicle buyers and sellers. IAA stockholders received $12.80 per share in cash and 0.5252 shares of the Company for each share of IAA common stock they owned (the “Exchange Ratio”). As such, the Company paid $1.7 billion in cash consideration and issued 70.3 million shares of its common stock. In addition, the Company repaid $1.2 billion of IAA’s net debt, which included all outstanding borrowings and unpaid fees under IAA’s credit agreement and $500.0 million principal amount of IAA senior notes, at a redemption price equal to 102.75% of principal plus accrued and unpaid interest.
The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The following table presents the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed:

Purchase price (cash: $1,714.2 million; fair value of common shares issued: $3,712.9 million; repayment of net debt: $1,157.1 million; reimbursement of costs: $48.8 million; and fair value of exchanged equity awards: $13.1 million)	$6,646.1
Assets acquired:
Cash and cash equivalents	166.6
Trade and other receivables	497.3
Inventory	57.1
Other current assets	28.0
Income taxes receivable	0.6
Property, plant and equipment	618.5
Operating lease right-of-use assets	1,289.7
Other non-current assets	34.8
Intangible assets	2,712.1
Liabilities assumed:
Auction proceeds payable	60.7
Trade and other liabilities	257.0
Current operating lease liability	77.5
Income taxes payable	3.5
Long-term operating lease liability	1,192.7
Other non-current liabilities	24.3
Deferred tax liabilities	689.5
Fair value of identifiable net assets acquired	3,099.5
Goodwill acquired on acquisition	$3,546.6
The following table presents the final fair values of the identifiable intangible assets acquired:

Asset	Fair value at acquisition	Weighted-average amortization period
Customer relationships	$2,293.5	15 years
Developed technology	245.2	4 years
Trade names and trademarks	166.6	5 years
Software under development	6.8	—
	$2,712.1	13.4 years
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

RB Global, Inc.	67

Other Acquisitions
On November 28, 2025, the Company completed its acquisition of Smith Broughton Pty Ltd (“Smith Broughton”), an Australia based auction business for $31.2 million. The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The purchase price allocation is preliminary as of December 31, 2025 and the purchase price has been allocated primarily to inventory and intangible assets, including customer relationships and goodwill. Goodwill recognized of $8.3 million reflects the expected synergies of the combined company, the assembled workforce, and other intangible assets that do not qualify for separate recognition. Goodwill has been assigned to the Ritchie Bros. reporting unit, and is not expected to be deductible for tax purposes. The identifiable intangible assets are being amortized over their estimated useful lives of five to seven years. Revenue and net income of Smith Broughton included in the consolidated financial statements from the acquisition date are not material. The pro forma impact of the acquisition is not material to the Company's financial statements.
On October 31, 2024, the Company completed its acquisition of Boom and Bucket Inc., an online marketplace for used heavy equipment, for a total purchase price of approximately $10.0 million. The acquisition was accounted for as an asset acquisition. The acquired technology is being amortized over its estimated useful life of three years.
On January 3, 2023, the Company increased its investment in VeriTread LLC (“VeriTread”), a transportation services marketplace, to 75% from 11% for $28.1 million. The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The purchase price of $32.4 million, which included the remeasurement of the previously held interest of $4.3 million, was allocated primarily to goodwill, intangible assets, and redeemable non-controlling interest. Goodwill recognized of $25.2 million reflects the expected synergies of the combined company, the assembled workforce of VeriTread, and other intangible assets that do not qualify for separate recognition. Goodwill has been assigned to the Services reporting unit and is not deductible for tax purposes.
In January 2026, the Company acquired the remaining equity interests in VeriTread. Refer to Note 21. Temporary Equity, Stockholders' Equity and Dividends for further details.
Divestiture
DDI
On November 3, 2025, the Company completed the sale of Decision Dynamics, LLC (“DDI”), an electronic lien and title business, for $37.8 million, subject to final closing adjustments . Upon completion of the sale, a gain of $5.9 million was recorded within loss on divestiture and deconsolidation, net. The carrying amount of the assets derecognized includes an allocation of goodwill, which was determined based on the relative fair value of the business in relation to the fair value of its associated reporting unit. The results of DDI prior to the sale are included within continuing operations on the consolidated income statements.
Note 4. Loss on Deconsolidation and Recognition of Equity Method Investment
On June 21, 2025, the Company, through its wholly owned subsidiary SYNETIQ Ltd., entered into an agreement with LKQ Europe to establish a new joint venture, LKQ SYNETIQ, focused on vehicle parts dismantling and distribution services. To prepare for the transaction, the Company transferred the net assets to be used in the operations of the joint venture to a newly created entity. Pursuant to the agreement, the Company retained a 40% equity interest in the new entity, and LKQ Europe acquired a 60% equity interest for proceeds of £8.0 million (approximately $11.0 million), to be paid in equal installments on the third, fourth, and fifth anniversaries of the closing date.
The Company determined that it no longer controlled and therefore deconsolidated the entity at closing and recorded the fair value of its 40% equity interest within other non-current assets, by applying the equity method of accounting. The fair value of the initial carrying amount of the investment was determined based on the value implied by the transaction.
The loss on deconsolidation including within loss on divestiture and deconsolidation, net was determined as follows:

Fair value of consideration receivable	$8.7
Initial carrying amount of the equity method investment	5.8
Carrying amount of net assets derecognized on deconsolidation	(30.0)
Loss on deconsolidation	$(15.5)
The carrying amount of the net assets derecognized includes an allocation of goodwill, which was determined based on the relative fair value of the business in relation to the fair value of its associated reporting unit. The Company recognized a $1.7 million inventory write down in connection with the transaction, recognized within cost of inventory sold, and incurred $2.5 million in related transaction costs recognized within selling, general and administrative expenses in the year ended December 31, 2025.

RB Global, Inc.	68

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
Equity income (loss) for the period since deconsolidation, presented within other income (loss), net was not material for the year ended December 31, 2025.
Note 5. Acquisition-related and Integration Costs
The following table presents acquisition-related and integration costs by acquisition:

Year ended December 31,	2025	2024	2023
J.M. Wood	$13.4	$—	$—
IAA	3.4	27.7	209.8
Other	2.6	1.3	6.3
Acquisition-related and integration costs	$19.4	$29.0	$216.1
Acquisition-related and integration costs include expenses incurred in connection with business combinations, such as due diligence, advisory and legal fees, severance, deferred purchase consideration for post-acquisition employment, and integration costs. Integration costs primarily consist of third-party expenses incurred to support post-acquisition integration activities and to achieve expected cost synergies and integration objectives related to recent acquisitions.
Note 6. Segment Information
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
The following table presents the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM, reconciled to the segment’s net income:

Year ended December 31,	2025	2024	2023
Revenue	$4,590.7	$4,284.2	$3,679.6
Significant segment expenses
Costs of services	1,431.3	1,415.7	1,007.6
Cost of inventory sold	1,030.6	863.8	893.6
Selling, general and administrative	905.2	773.9	743.7
Acquisition-related and integration costs	19.4	29.0	216.1
Depreciation and amortization	483.4	444.4	352.2
Interest expense	191.6	233.7	213.8
Income tax expense	108.0	137.3	76.4
Other segment items	(6.4)	(26.4)	(29.8)
Net income	$427.6	$412.8	$206.0
Other segment items consists of gain on disposition of property, plant and equipment, loss on divestiture and deconsolidation, net, interest income, other income (loss), net, and foreign exchange loss, as reported on the consolidated income statements.

RB Global, Inc.	69

The following table presents property, plant and equipment, net by geographic area based on underlying asset location:

	December 31, 2025	December 31, 2024
United States	$1,035.4	$947.7
Canada	254.1	176.4
Europe	121.6	113.0
Australia	91.0	18.2
Other	20.2	20.1
Property, plant and equipment, net	$1,522.3	$1,275.4
The geographic composition of operating lease right-of-use assets is similar to that of property, plant, and equipment.
Note 7. Disaggregated Revenue
The following table presents revenue disaggregated by type:

Year ended December 31,	2025	2024	2023
Transactional seller revenue	$928.8	$939.4	$851.7
Transactional buyer revenue	2,238.3	2,067.1	1,593.2
Marketplace services revenue	335.1	357.1	287.6
Total service revenue	3,502.2	3,363.6	2,732.5
Inventory sales revenue	1,088.5	920.6	947.1
Total revenue	$4,590.7	$4,284.2	$3,679.6
The following table presents revenue disaggregated by geographic area, based on the location of the underlying auction activity or rendering of services:

Year ended December 31,	2025	2024	2023
United States	$3,307.2	$3,094.1	$2,591.6
Canada	695.6	640.6	551.5
Europe	338.9	333.0	321.8
Australia	151.2	137.2	136.7
Other	97.8	79.3	78.0
Total revenue	$4,590.7	$4,284.2	$3,679.6
Note 8. Income Taxes
Income before income taxes consisted of the following:

Year ended December 31,	2025	2024	2023
Domestic (Canada)	$191.9	$252.9	$170.0
Foreign	343.7	297.2	112.4
Income before income taxes	$535.6	$550.1	$282.4
The components of income tax expense are as follows:

Year ended December 31,	2025	2024	2023
Domestic (Canada):
Current tax expense	$40.2	$74.3	$43.4
Deferred tax benefit	(0.2)	(5.7)	(2.7)
Foreign:
Current tax expense	122.0	132.2	98.8
Deferred tax benefit	(54.0)	(63.5)	(63.1)
Income tax expense	$108.0	$137.3	$76.4

RB Global, Inc.	70

The provision for income taxes was different from the Canadian federal statutory rate applied to income before taxes and is reconciled as follows (percentages of income before income taxes):

Year ended December 31,	2025		2024		2023
Canadian federal statutory tax rate[1]	$133.9	25.0%	$137.5	25.0%	$70.6	25.0%
Provincial tax, net of federal income tax effect[2]	0.5	0.1%	1.1	0.2%	0.6	0.2%
Foreign tax effects:
United States
Statutory tax rate difference between United States and Canada	(13.7)	(2.6)%	(11.0)	(2.0)%	(4.0)	(1.4)%
Benefit of Foreign Derived Intangible Income	(10.3)	(1.9)%	(3.3)	(0.6)%	(6.9)	(2.4)%
Executive compensation and fringe benefits	1.5	0.3%	3.1	0.6%	4.3	1.5%
Nontaxable or nondeductible items	1.3	0.2%	1.8	0.3%	4.8	1.7%
State and local income taxes	1.9	0.4%	3.5	0.6%	3.0	1.1%
Other	(6.8)	(1.3)%	(4.9)	(0.9)%	(0.3)	(0.1)%
United Kingdom	9.9	1.8%	—	—%	—	—%
Other foreign countries	1.0	0.2%	0.7	0.1%	(0.5)	(0.2)%
Tax credits	(1.0)	(0.2)%	(2.0)	(0.4)%	—	—%
Nontaxable or nondeductible items	(3.2)	(0.6)%	0.7	0.1%	1.5	0.5%
Changes in unrecognized tax benefits	(3.4)	(0.6)%	5.5	1.0%	2.0	0.7%
Change in Valuation Allowance	—	—%	(1.2)	(0.2)%	0.1	—%
Other adjustments	(3.5)	(0.7)%	5.8	1.0%	1.3	0.4%
Effective tax rate	$108.0	20.2%	$137.3	25.0%	$76.4	27.1%
1 The Canadian federal statutory tax rate reflects the basic corporate rate of 38%, less the 13% general rate reduction applicable to public companies.
2 Provincial taxes in British Columbia, Alberta, and Ontario for 2023 to 2025 made up the majority of the tax effect in this category.
The Company has determined that the undistributed earnings generated by its foreign subsidiaries along with any additional outside basis differences were indefinitely reinvested as of December 31, 2025, therefore no deferred tax was provided. The Company believes it is not practicable to estimate the amount of deferred tax liability related to the entire outside basis differences due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax. However, the Company would not anticipate any significant tax liability associated with the repatriation of the undistributed earnings.
The following table presents income taxes paid, net of refunds received, by jurisdiction:

Year ended December 31,	2025	2024	2023
Federal (Canada)	$51.8	$29.0	$45.9
Provincial and local (Canada):
British Columbia	23.9	10.5	16.4
Other provincial and local	16.3	11.6	18.8
Foreign:
United States federal	101.0	116.2	77.1
Other foreign	34.0	33.7	21.8
Income taxes paid, net of refunds received	$227.0	$201.0	$180.0

RB Global, Inc.	71

The Company offsets all deferred tax assets and liabilities by tax filing jurisdiction, as well as any related valuation allowance, and presents them as a single non-current deferred income tax asset or non-current deferred income tax liability. Deferred tax assets and deferred tax liabilities were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Working capital	$24.6	$25.1
Property, plant and equipment	10.2	4.9
Share-based compensation	22.5	14.4
Tax losses and tax credit carryforwards	29.2	39.1
Lease liabilities	392.4	381.8
Notes receivable/payable	5.1	8.8
Other	3.6	17.2
Total deferred tax assets	$487.6	$491.3
Deferred tax liabilities:
Property, plant and equipment	$(97.0)	$(74.7)
Goodwill	(22.4)	(23.6)
Intangible assets	(513.0)	(586.6)
Right-of-use assets	(374.7)	(376.2)
Notes receivable/payable	(10.6)	(17.7)
Other	(5.5)	(5.6)
Total deferred tax liabilities	(1,023.2)	(1,084.4)
Net deferred tax liabilities	(535.6)	(593.1)
Valuation allowances	(15.1)	(6.8)
Net deferred tax	$(550.7)	$(599.9)
At December 31, 2025, the Company had non-capital loss carryforwards that are available to reduce taxable income in the future years. These non-capital loss carryforwards expire as follows:

2026	$—
2027	0.3
2028	—
2029	—
2030 and thereafter	80.9
$81.2
The Company has capital loss carryforwards of approximately $68.1 million (2024: $67.1 million) available to reduce future capital gains and interest deduction carryforwards of $0.8 million (2024: $63.5 million), both of which carryforward indefinitely.
Tax losses are denominated in the currency of the countries in which the respective subsidiaries are located and operate. Fluctuations in currency exchange rates could reduce the U.S. dollar equivalent value of these tax loss and tax credit carry forwards in future years.

RB Global, Inc.	72

The following table summarizes the activity related to unrecognized tax benefits:

	December 31, 2025	December 31, 2024
Unrecognized tax benefits, beginning of year	$26.7	$25.1
Increases related to acquisition-related tax positions	—	0.3
Increases related to prior year tax positions	1.2	5.1
Decreases related to prior year tax positions	(2.7)	—
Increases related to current year tax positions	2.3	3.1
Settlement and lapse of statute of limitations	(6.4)	(5.7)
Effect of foreign currency translation	0.7	(1.2)
Unrecognized tax benefits, end of year	$21.8	$26.7
At December 31, 2025, the Company had gross unrecognized tax benefits of $21.8 million (2024: $26.7 million), of which $16.2 million (2024: $18.7 million) represents the net amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.
The Company records interest and penalties related to unrecognized tax benefits within the Company's provision for income taxes. At December 31, 2025, the Company had accrued $4.2 million (2024: $4.4 million) for interest and penalties that have been included in the above reconciliation table, and during the year ended December 31, 2025 the Company recognized a recovery of $0.2 million (2024: $0.1 million) for interest and penalties.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the United States Tax Cuts and Jobs Act and amends other provisions of the Internal Revenue Code. The legislation has multiple effective dates, with certain provisions effective in 2025 and others through 2027. The OBBBA did not have a material impact on the Company’s consolidated financial statements.
The Company is routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge the manner in which the Company has filed its tax returns and reported its income.
On December 3, 2024, the Canada Revenue Agency (“CRA”) issued the Company a Notice of Assessment and Statement of Interest for C$79.1 million ($57.8 million), for the taxation years 2010 through 2015, inclusive of C$37.7 million ($27.5 million) in income taxes, and C$41.4 million ($30.2 million) in interest and penalties. The CRA is asserting that one of the Company’s Luxembourg subsidiaries, which was in operation from 2010 to 2020, was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
In February 2025, the Company filed a Notice of Objection with the CRA as it believes it is and has been in full compliance with Canadian tax laws and it intends to pursue all available administrative and judicial remedies necessary to resolve this matter. In addition, the Company paid a deposit of C$39.5 million ($28.8 million) to the CRA in early February 2025, recorded within other non-current assets, the minimum required by law as part of the CRA’s objection process. In the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company. In June 2025, the Company filed a Notice of Appeal with the Tax Court of Canada. In October 2025, the Canadian Crown filed a response to the Company’s Notice of Appeal with the Tax Court of Canada maintaining the CRA’s assertion and requesting that the Company’s appeal be dismissed. The Company believes the Crown’s response is without merit and plans to continue to litigate.
In the event that the Company’s tax filing position is not upheld by either the CRA or by a court of last resort, the Company would incur and record the amounts assessed in income tax, interest and penalties in its consolidated financial statements, which could have a material negative effect on the Company’s results of operations.
In addition, in late 2024, the CRA requested information regarding the 2016 to 2020 taxation years for the same matter, which the Company provided in January 2025. In September 2025, the CRA requested additional information and clarification regarding previous submissions to which the Company responded and provided the additional information in October 2025. The Company has not received a notice of assessment relating to the 2016 to 2020 taxation years. Depending on the outcome of this matter, the Company could incur additional income taxes, penalties and interest relating to the 2016 to 2020 taxation years, which could have a material negative effect on its results of operations.
At December 31, 2025 and December 31, 2024, the Company has not recorded any amounts relating to this matter in the consolidated financial statements, as it is the Company’s conclusion that it is more likely than not that the Company’s tax filing position will ultimately be sustained. The Company is unable to predict the ultimate outcome of this matter and the final disposition of any appeals, which could take numerous years to resolve.

RB Global, Inc.	73

Note 9. Earnings Per Share Available to Common Stockholders

Year ended December 31,	2025	2024	2023
Net income available to common stockholders	$382.2	$372.7	$174.9
Basic weighted-average shares outstanding	185.4	184.0	167.0
Weighted-average effect of dilutive share-based awards	1.5	1.3	1.2
Diluted weighted-average shares outstanding	186.9	185.3	168.2
Earnings per share available to common stockholders:
Basic	$2.06	$2.03	$1.05
Diluted	$2.04	$2.01	$1.04
Note 10. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

Year ended December 31,	2025	2024	2023
Trade and other receivables	$46.9	$14.8	$(36.8)
Prepaid consigned vehicle charges	5.9	(1.5)	(66.6)
Inventory	(12.9)	26.2	(10.7)
Advances against auction contracts	4.8	14.1	(12.6)
Prepaid expenses and deposits	(31.3)	1.0	1.2
Income taxes, net	(66.0)	(3.8)	(43.8)
Auction proceeds payable	65.7	(113.2)	(12.1)
Trade and other liabilities	43.7	104.2	174.5
Operating lease obligation	(146.5)	(134.3)	(124.5)
Other, including CRA deposit	(46.5)	(7.3)	(12.3)
Net changes in operating assets and liabilities	$(136.2)	$(99.8)	$(143.7)
Other Supplemental Cash Flow Information

Year ended December 31,	2025	2024	2023
Interest paid, net of interest capitalized	$189.2	$228.8	$163.4
Interest received	14.9	26.2	22.0
Assets obtained in exchange for finance lease liabilities	71.5	37.7	12.7
Assets obtained in exchange for operating lease liabilities	173.8	231.7	188.7
Note 11. Fair Value Measurement
The following table presents the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		December 31, 2025		December 31, 2024
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$79.7	$80.8	$53.6	$53.3
Revolving Facility loans	Level 2	137.5	137.5	27.7	27.7
TLA Facility loans	Level 2	995.3	999.3	1,290.5	1,297.5
Senior Secured Notes	Level 1	546.4	561.7	544.8	563.8
Senior Unsecured Notes	Level 1	792.4	837.0	790.9	837.5

RB Global, Inc.	74

The fair values of loans receivable are estimated using an income approach based on discounted cash flows utilizing current market interest rates. The fair values of the Revolving Facility loans and the TLA Facility loans, prior to the deduction of deferred debt issuance costs, approximate their carrying values due to their variable, market-based interest rates. The fair values of the Senior Secured Notes and Senior Unsecured Notes are determined based on quoted prices in an over-the-counter market.
The fair value of derivative financial instruments was not material at December 31, 2025 or December 31, 2024. The total gross notional amount of forward foreign currency contracts outstanding as at December 31, 2025 is $59.6 million (2024: $48.1 million).
Note 12. Trade and Other Receivables

	December 31, 2025	December 31, 2024
Advanced charges receivable	$329.8	$347.3
Trade accounts receivable	297.5	301.7
Loans receivable	57.7	35.4
Consumption taxes receivable	17.7	25.6
Other receivables	12.2	6.6
Trade and other receivables, gross	714.9	716.6
Less: allowance for credit losses	(8.6)	(7.2)
Trade and other receivables, net	$706.3	$709.4
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables. Trade receivables are due for payment typically within seven days of the date of sale, after which they are interest bearing. Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. Other receivables are unsecured and non-interest bearing.
The activity in the allowance for expected credit losses is not material for any periods presented.
Loans Receivable
The Company participates in certain lending arrangements that are fully collateralized and secured by equipment or other assets. These arrangements typically have terms of one to five years. In an event of default, the Company may recover its loan receivable through the sale of the collateral. The related allowance for credit losses is not material for any periods presented.
Note 13. Other Current Assets

	December 31, 2025	December 31, 2024
Prepaid expenses and deposits	$74.3	$52.3
Inventory deposits	30.6	17.4
Advances against auction contracts	2.9	7.3
	$107.8	$77.0
Note 14. Property, Plant and Equipment

At December 31, 2025	Cost	Accumulated depreciation	Net book value
Land	$749.4	$—	$749.4
Buildings and improvements	618.1	(268.5)	349.6
Yard, automotive and office equipment	418.8	(201.8)	217.0
Computer software and equipment	117.9	(94.2)	23.7
Leasehold improvements	209.5	(93.3)	116.2
Assets under development	66.4	—	66.4
Property, plant and equipment	$2,180.1	$(657.8)	$1,522.3

RB Global, Inc.	75

At December 31, 2024	Cost	Accumulated depreciation	Net book value
Land	$610.9	$—	$610.9
Buildings and improvements	499.6	(243.0)	256.6
Yard, automotive and office equipment	348.1	(157.7)	190.4
Computer software and equipment	109.2	(83.0)	26.2
Leasehold improvements	174.3	(66.4)	107.9
Assets under development	83.4	—	83.4
Property, plant and equipment	$1,825.5	$(550.1)	$1,275.4
Depreciation of property, plant and equipment was $108.7 million, $103.6 million, and $86.2 million for 2025, 2024, and 2023, respectively.
During the year ended December 31, 2025, interest of $3.5 million (2024: $4.5 million; 2023: $1.8 million) was capitalized to the cost of assets under development. Additions during the year include $71.5 million (2024: $37.6 million; 2023: $12.6 million) of property, plant and equipment under finance lease.
Note 15. Other Non-current Assets

	December 31, 2025	December 31, 2024
Refundable deposits	$58.5	$30.1
Loans receivable	22.0	18.2
Cloud computing implementation costs	21.1	17.8
Deferred consideration receivable	8.8	—
Investments	19.6	11.9
Tax receivable	4.1	6.0
Deferred debt issue costs	3.9	2.8
Other	11.4	11.6
Other non-current assets	$149.4	$98.4
Note 16. Intangible Assets

At December 31, 2025	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$225.8	$(103.3)	$122.5
Customer relationships	2,588.6	(568.3)	2,020.3
Software and technology assets	898.3	(582.5)	315.8
Software under development	5.9	—	5.9
Intangible assets	$3,718.6	$(1,254.1)	$2,464.5

At December 31, 2024	Cost	Accumulated amortization	Net book value
Trade names and trademarks	$220.5	$(63.2)	$157.3
Customer relationships	2,538.1	(393.7)	2,144.4
Software and technology assets	781.1	(416.9)	364.2
Software under development	2.8	—	2.8
Intangible assets	$3,542.5	$(873.8)	$2,668.7
At December 31, 2025, $10.3 million (December 31, 2024: $52.7 million) included in intangible assets was not subject to amortization, $4.3 million (December 31, 2024: $49.9 million) of which relates to certain trade names and trademarks and the remainder relates to software under development. During the year ended December 31, 2025, the remaining useful life of $46.0 million of tradenames and trademarks was changed from indefinite to four years and amortization commenced.

RB Global, Inc.	76

During the year ended December 31, 2025, interest of $0.5 million (2024: $1.0 million; 2023: $1.6 million) was capitalized to the cost of software under development.
Amortization of intangible assets was $374.7 million, $340.8 million, and $266.0 million for 2025, 2024, and 2023, respectively. Estimated annual amortization of intangible assets for each of the next five years is as follows:

2026	$379.0
2027	304.1
2028	229.8
2029	193.4
2030	175.9
Note 17. Goodwill

	December 31, 2025	December 31, 2024
Goodwill, beginning of year	$4,511.8	$4,537.0
Acquired
J.M. Wood	145.8	—
Smith Broughton	8.3	—
Disposed
DDI	(15.0)	—
Effect of foreign currency translation and other adjustments	17.1	(25.2)
Goodwill, end of year	$4,668.0	$4,511.8
Note 18. Trade and Other Liabilities

	December 31, 2025	December 31, 2024
Book overdrafts	$232.9	$276.5
Accrued liabilities	348.1	237.3
Trade payables	142.3	139.7
Taxes payable	44.7	63.4
Current portion of finance leases and equipment financing obligations	33.6	26.0
Deferred revenue	18.9	20.6
Share unit liabilities	11.1	8.4
Other payables	4.9	10.1
Trade and other liabilities	$836.5	$782.0
Accrued liabilities include $18.3 million of deferred consideration relating to the J.M. Wood acquisition.
Taxes payable includes value-added tax, sales tax, and Canadian digital services tax (“DST”). On June 29, 2025, the Government of Canada announced that it intends to rescind the DST. The Company continues to accrue DST as the related legislation has not yet been enacted.

RB Global, Inc.	77

Note 19. Debt

	Maturity	Interest Rate[1]	December 31, 2025	December 31, 2024
Short-term debt
Revolving Facility loans	Various	5.16%	$137.5	$27.7
Long-term debt
CAD TLA Facility loans	April 2030	4.06%	73.0	72.5
USD TLA Facility loans	April 2030	5.32%	926.3	1,225.0
Senior Secured Notes	March 2028	6.75%	550.0	550.0
Senior Unsecured Notes	March 2031	7.75%	800.0	800.0
Less: Unamortized debt issuance costs			(15.3)	(21.3)
Total long-term debt			2,334.0	2,626.2
Less: current portion of long-term debt			51.2	4.1
Long-term debt			$2,282.8	$2,622.1
1 Interest rates on short-term debt and term loans reflect the weighted-average interest rates on borrowings as of December 31, 2025.
At December 31, 2025, the Company had undrawn Revolving Facility commitments aggregating $1.1 billion available until April 2030, subject to certain covenant restrictions, and undrawn uncommitted foreign credit facility capacity aggregating $15.0 million available indefinitely. The Company was in compliance with all financial and other covenants applicable to its debt agreements at December 31, 2025.
Credit Agreement
In 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multi-currency revolving facilities (the “Revolving Facility”) and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of facilities denominated in U.S. and Canadian dollars (the “USD TLA Facility” and “CAD TLA Facility”, respectively).
On April 3, 2025, the Company amended the Credit Agreement to, among other things, increase the aggregate principal amount of Revolving Facility from $750.0 million to $1.3 billion, reduce the USD TLA Facility from $1.225 billion to $950.0 million, reduce certain loan margins and fees, adjust certain covenants for more financial flexibility, and extend the maturity of the Credit Agreement from September 21, 2026 to April 3, 2030. Revolving Facility and TLA Facility loans bear interest at a benchmark rate plus an applicable margin and the TLA Facility loans are subject to quarterly installment payments of 1.25% of principal, with the balance due at maturity. In connection with the amendment, the Company incurred issuance costs of $1.8 million, which have been deferred and presented as a reduction in the carrying amount of the TLA Facility loans, $2.6 million, which have been deferred and presented within other non-current assets as they relate to the Revolving Facility, and $3.9 million, which have been expensed and recorded within selling, general and administrative expense.
Senior Secured and Unsecured Notes
On March 15, 2023, the Company completed the offering of (i) $550.0 million aggregate principal amount of 6.75% senior secured notes due March 15, 2028 (the “Secured Notes”) and (ii) $800.0 million aggregate principal amount of 7.75% senior unsecured notes due March 15, 2031 (the “Senior Unsecured Notes”, and together with the Senior Secured Notes, the “Notes”). Interest on the Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis and the Senior Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.

RB Global, Inc.	78

At December 31, 2025, long-term debt principal repayments to contractual maturity are as follows:

2026	$51.2
2027	51.2
2028	601.3
2029	51.2
2030	794.4
Thereafter	800.0
$2,349.3
Note 20. Other Non-current Liabilities

	December 31, 2025	December 31, 2024
Finance lease and equipment financing obligations	$98.4	$62.8
Deferred consideration liability	33.7	—
Unrecognized tax benefits	21.8	26.7
Other	4.6	7.9
Other non-current liabilities	$158.5	$97.4
Equipment financing obligations are generally due in blended monthly installments over the remaining terms of the agreements which generally have terms to maturity of five years or less.
Note 21. Temporary Equity, Stockholders' Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common stock and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of December 31, 2025. The Series A Senior Preferred Shares carry a 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor.
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
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at December 31, 2025.
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

RB Global, Inc.	79

During the year ended December 31, 2025, holders of Series A Senior Preferred Shares were entitled to preferred dividends of $26.7 million (2024: $26.7 million; 2023: $24.3 million) and participating dividends of $8.1 million (2024: $7.5 million; 2023: $7.3 million).
Redeemable Non-controlling Interest
Redeemable non-controlling interest relates to a put/call agreement with one of the minority unitholders of VeriTread under which the holder can put its remaining 21% interest in VeriTread to the Company, if certain performance targets are met.
At December 31, 2025, the Company determined that the redeemable non-controlling interest was probable of redemption during the 60-day put window beginning January 3, 2026, at a predetermined contractual amount. Accordingly, the Company adjusted the carrying amount of the redeemable non-controlling interest to its estimated redemption value, with the corresponding $5.3 million adjustment recorded as a reduction to retained earnings.
The Company has separately recognized a 4% non-controlling interest in VeriTread within stockholders' equity as that interest is not redeemable.
In January 2026, the minority unitholder exercised its put option, and the Company acquired the related redeemable non-controlling interest at the predetermined contractual amount. Subsequently, the Company also acquired the remaining interest held by the other remaining non-controlling interest holder. As of January 2026, the Company now owns 100% of VeriTread.
Common Stock Dividends

Declaration date	Record date	Payment date	Dividend per share	Total dividends
January 17, 2025	February 14, 2025	March 3, 2025	$0.29	$53.5
May 6, 2025	May 29, 2025	June 20, 2025	0.29	53.8
August 6, 2025	August 28, 2025	September 18, 2025	0.31	57.6
November 5, 2025	November 26, 2025	December 17, 2025	0.31	57.6
January 19, 2024	February 9, 2024	March 1, 2024	$0.27	$49.3
May 8, 2024	May 29, 2024	June 20, 2024	0.27	49.6
August 2, 2024	August 28, 2024	September 18, 2024	0.29	53.5
November 6, 2024	November 27, 2024	December 18, 2024	0.29	53.6
January 13, 2023	February 10, 2023	March 3, 2023	$0.27	$30.0
March 6, 2023	March 17, 2023	March 28, 2023	1.08	120.4
May 9, 2023	May 30, 2023	June 20, 2023	0.27	49.1
August 2, 2023	August 23, 2023	September 13, 2023	0.27	49.2
November 7, 2023	November 30, 2023	December 21, 2023	0.27	49.3
Subsequent to December 31, 2025, the Company's Board of Directors declared a dividend of $0.31 per common share, payable on March 2, 2026 to stockholders of record on February 9, 2026.
Foreign Currency Translation Reserve
Foreign currency translation adjustments, a component of other comprehensive income (loss), includes the following:

Year ended December 31,	2025	2024	2023
Gains (losses) on intercompany foreign currency transactions of a long-term investment nature	$9.5	$(9.6)	$2.3

RB Global, Inc.	80

Note 22. Share-based Payments
The following table presents the components of share-based payment expense by consolidated income statement classification:

Year ended December 31,	2025	2024	2023
Selling, general and administrative:
Stock option compensation expense	$0.8	$3.5	$7.7
Equity-classified share units	55.0	47.1	32.0
Liability-classified share units	1.4	2.9	2.5
Employee stock purchase plan	7.3	7.3	4.7
	64.5	60.8	46.9
Acquisition-related and integration costs:
Acceleration of share-based payments expense	—	1.0	6.8
Share-based continuing employment costs	1.5	0.6	3.8
	1.5	1.6	10.6
	$66.0	$62.4	$57.5
2023 Share Incentive Plan
On May 8, 2023, the Company’s shareholders approved the 2023 Share Incentive Plan (“2023 Plan”) which allows the Company to grant employees, officers, non-employee directors, and other key persons various types of equity-based awards, including stock options, PSUs and RSUs. Up to 9.4 million shares may be issued pursuant to the 2023 Plan and at December 31, 2025 there were 7.3 million shares available for issuance.
The following table summarizes share unit activity (actual number of units; weighted-average grant-date fair value per unit):

	PSUs (Performance)		PSUs (Market)		RSUs		DSUs
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2022	662,634	$51.71	102,879	$66.08	68,024	$58.32	108,365	$39.35
Granted	94,729	58.04	80,398	—	425,309	53.35	24,573	55.49
Assumed in IAA acquisition	—	—	—	—	366,379	52.79	—	—
Vested and settled	(283,086)	42.23	—	—	(309,102)	53.22	(32,378)	54.68
Forfeited	(58,848)	60.62	(9,017)	—	(10,939)	55.06	—	—
Outstanding, December 31, 2023	415,429	$58.35	174,260	$—	539,671	$53.64	100,560	$38.36
Granted	164,520	76.11	162,942	122.91	340,271	76.64	11,887	72.93
Vested and settled	(114,315)	58.79	(58,511)	66.08	(237,766)	53.74	(38,957)	45.28
Forfeited	(15,459)	58.37	(9,737)	84.04	(34,371)	62.12	—	—
Outstanding, December 31, 2024	450,175	$64.73	268,954	$105.53	607,805	$66.00	73,490	$40.29
Granted	154,552	99.76	154,322	151.24	481,294	98.22	830	104.28
Vested and settled	(132,252)	58.78	(234)	129.28	(286,298)	63.59	(2,245)	67.40
Forfeited	(98,294)	61.82	(48,861)	86.19	(46,604)	84.20	—	—
Outstanding, December 31, 2025	374,181	$82.06	374,181	$126.89	756,197	$86.30	72,075	$40.18
Conversion of IAA Share-based Awards
In connection with the acquisition of IAA in March 2023, IAA’s stock options, RSUs and PSU awards were cancelled and exchanged into 0.2 million Company stock options and 0.4 million Company RSU awards, based on the equity award exchange ratio of 0.763139. At closing, the converted share-based awards had an estimated aggregate fair value of $24.9 million, of which $4.8 million was attributable to post-combination services and is being recognized as share-based payments expense over the requisite service periods. The converted awards are subject to the same terms and conditions applicable to the corresponding IAA awards held prior to the acquisition, including vesting terms, with exception to RSU awards that replaced IAA’s PSU awards, which have service conditions rather than service and performance conditions.

RB Global, Inc.	81

Performance Share Units
PSUs are granted to executives and senior employees and contain service conditions along with performance or market conditions, conditional upon the Company's total shareholder return relative to a peer group. PSUs typically have three-year performance and market vesting conditions.
The fair value of PSUs with market conditions are estimated on the grant date using a Monte Carlo simulation model. The significant assumptions used to estimate the fair value are presented in the following table on a weighted-average basis:

	December 31, 2025	December 31, 2024	December 31, 2023
Risk free interest rate	4.0%	4.4%	4.5%
Expected lives of the PSUs	3 years	3 years	2 years
Expected volatility	30.4%	32.2%	32.7%
Average expected volatility of comparable companies	34.7%	48.3%	48.6%
At December 31, 2025, the unrecognized share unit expense related to PSUs with market conditions was $18.7 million, which is expected to be recognized over a weighted-average period of 1.8 years and the unrecognized share unit expense related to PSUs with performance conditions was $12.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Share Units
RSUs granted to employees typically vest over a three-year service period and RSUs granted to directors vest on the earlier of (i) the one year anniversary of the grant date and (ii) the date of the Company's next annual meeting of shareholders. The issuance of shares related to RSUs granted to directors may be deferred at the holder's election.
At December 31, 2025, the unrecognized share unit expense related to equity-classified RSUs was $28.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Deferred Share Units
At December 31, 2025, the unrecognized compensation expense associated with DSUs was nil. The total market value of liability-classified share units which vested during the year ended December 31, 2025 was $0.2 million (2024: $3.2 million; 2023: $1.8 million).
Stock Options
There were nil stock options granted during the year ended December 31, 2025 (2024: nil; 2023: 0.3 million). The following table presents stock options granted historically, which remain outstanding and exercisable as of December 31, 2025 (actual number of stock options):

	Stock options	Premium-priced stock options
Outstanding, December 31, 2025	790,276	392,238
Exercisable, December 31, 2025	716,433	392,238
At December 31, 2025, the unrecognized compensation expense associated with stock options was $0.1 million. Cash received from stock option exercises for the year ended December 31, 2025 was $22.5 million (2024: $49.3 million; 2023: $34.5 million). The actual tax benefit realized related to the exercise of stock options totaled $1.9 million for the year ended December 31, 2025 (2024: $2.3 million; 2023: $0.8 million).
Employee Stock Purchase Plan
On May 8, 2023, the Company's shareholders approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) under which 3.0 million common shares of the Company were reserved for issuance and at December 31, 2025, there were 1.9 million shares available for issuance.
The 2023 ESPP allows eligible employees to contribute up to 15% of their base compensation during each semi-annual offering period, up to twenty-five thousand dollars, towards the purchase of Company’s stock, at 85% of the lower of the fair market value on: i. the first day of the applicable offering period, or ii. the last day of the applicable purchase period within the offering period. Employees also have the option to participate through a cashless program, by electing to settle on a net basis on the purchase date. At the end of each purchase period, employee contributions are used to purchase Company common stock.

RB Global, Inc.	82

During each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023, there were two offerings under the 2023 ESPP. The 2025 offerings had weighted-average grant date fair values of $22.27 and $19.87 (2024: $15.94 and $19.42; 2023: $11.99 and $12.43).
The significant assumptions used to estimate the fair value of ESPP awards are presented in the following table on a weighted-average basis:

	December 31, 2025	December 31, 2024	December 31, 2023
Risk free interest rate	3.8%	4.4%	5.3%
Expected dividend yield	1.24%	1.26%	1.81%
Expected lives of the ESPP	9 months	9 months	8 months
Expected volatility	22.7%	27.5%	28.1%
Note 23. Leases
The following table presents the components of lease expense:

Year ended December 31,	2025	2024	2023
Operating lease cost	$260.1	$250.8	$192.1
Finance lease cost
Amortization of leased assets	19.2	12.5	11.3
Interest on lease liabilities	4.5	1.7	1.3
Short-term lease cost	11.5	12.6	17.0
Sublease income	(3.5)	(1.0)	(0.6)
	$291.8	$276.6	$221.1
The Company's leases relate primarily to property, yard equipment, vehicles and office equipment.
Operating Leases
The majority of the leases have a fixed term with a remaining life of one month to 20 years. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. The Company has not included any purchase options in the measurement of its operating lease balances.
The future aggregate minimum lease payments under non-cancellable operating leases are as follows:

2026	$211.1
2027	216.9
2028	207.6
2029	195.2
2030	174.6
Thereafter	1,179.7
Total future minimum lease payments	2,185.1
Less: imputed interest	(600.1)
Total operating lease liabilities	1,585.0
Less: current operating lease liabilities	(128.2)
Long-term operating lease liabilities	$1,456.8
At December 31, 2025, the weighted-average remaining lease term for operating leases is 11.3 years (December 31, 2024: 11.8 years) and the weighted-average discount rate is 5.5% (December 31, 2024: 5.6%). There are no additional undiscounted commitments for leases not yet commenced at December 31, 2025 (December 31, 2024: nil).

RB Global, Inc.	83

Finance Leases
The majority of the leases have a fixed term with a remaining life of one month to five years. In certain of these leases, the Company has the option to purchase the leased asset at fair market value or a stated residual value at the end of the lease term. Renewal options are included in the measurement of lease balances to they extent they are reasonably certain of exercise.
Property, plant, and equipment includes the following finance lease assets:

At December 31, 2025	Cost	Accumulated depreciation	Net book value
Property	$24.1	$—	$24.1
Vehicles	35.7	(18.0)	17.7
Computer equipment	13.6	(10.8)	2.8
Yard and other equipment	76.1	(19.4)	56.7
	$149.5	$(48.2)	$101.3

At December 31, 2024	Cost	Accumulated depreciation	Net book value
Vehicles	$32.8	$(16.6)	$16.2
Computer equipment	14.3	(9.9)	4.4
Yard and other equipment	38.5	(10.0)	28.5
	$85.6	$(36.5)	$49.1
The future aggregate minimum lease payments under non-cancellable finance leases are as follows:

2026	$28.0
2027	45.8
2028	20.1
2029	14.9
2030	4.7
Total future minimum lease payments	113.5
Less: imputed interest	(11.9)
Total finance lease liabilities	101.6
Less: current finance lease liabilities	(22.1)
Long-term finance lease liabilities	$79.5
At December 31, 2025, the weighted-average remaining lease term for finance leases is 3.3 years (December 31, 2024: 3.9 years) and the weighted-average discount rate is 6.1% (December 31, 2024: 6.1%).
Subleases
At December 31, 2025, the total future minimum sublease payments expected to be received under non-cancellable subleases is $5.0 million (December 31, 2024: $6.4 million).
Note 24. Commitments and Contingencies
Commitments
At December 31, 2025, the Company had committed to capital expenditures for property, plant and equipment totaling approximately $50.1 million (December 31, 2024: $26.9 million) and expenditures for intangible assets and technology services agreements totaling approximately $22.0 million (December 31, 2024: $26.7 million).

RB Global, Inc.	84

Legal and Other Claims
On July 31, 2023, Ann Fandozzi informed the Company’s Board of her intention to resign from her position as the Company’s Chief Executive Officer due to a disagreement with the Company regarding her compensation as Chief Executive Officer. The Board accepted her verbal resignation and interpreted her subsequent conduct as affirmation of her resignation. The Company advised Ms. Fandozzi that it was accepting her resignation effective immediately and waiving any written procedural notice requirements under the Employment Agreement by and between Ritchie Bros. Auctioneers (Canada) Ltd. and Ms. Fandozzi, dated December 14, 2019. Ms. Fandozzi disputed that she tendered her resignation. On February 21, 2024, Ms. Fandozzi formally resigned from the Company’s Board. Arbitration in accordance with the terms of Ms. Fandozzi’s employment agreement concluded on February 16, 2026, when an arbitration panel issued a final binding decision awarding Ms. Fandozzi $59.6 million.
The Company has accounted for the decision as an adjusting subsequent event and recorded an expense of $41.7 million in the year ended December 31, 2025, representing the adjustment of the previously recorded accrual to the awarded amount.
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
At December 31, 2025, there were $104.9 million of assets guaranteed under contract, of which 59% is expected to be sold prior to March 31, 2026, with substantially all of the remainder to be sold by June 30, 2026 (December 31, 2024: $39.1 million of which 44% was expected to be sold prior to the end of March 31, 2025, with the remainder to be sold by December 31, 2025). The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

RB Global, Inc.	85

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of December 31, 2025. Based on this evaluation, the CEO and CFO concluded that, as of that date, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated, communicated to management as appropriate, and recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO, overseen by the Company’s Board of Directors and implemented by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and the requirements of the SEC.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on its assessment under the framework in COSO, management has concluded that internal control over financial reporting was effective as of December 31, 2025.
As disclosed in Part II, Item 8: Financial Statements and Supplementary Data - Note 3 Acquisitions and Divestitures, the Company completed the acquisitions of J.M. Wood and Smith Broughton during the year ended December 31, 2025. Consistent with Securities and Exchange Commission guidance, an acquired business may be omitted from management’s assessment of internal control over financial reporting in the year of acquisition. Accordingly, management excluded these businesses in its assessment. In aggregate, these businesses constituted less than 1% of the Company's total assets (exclusive of intangible assets and goodwill recognized through purchase accounting, that were included in our assessment) and revenue, as at and for the year ended December 31, 2025.
Attestation Report of Registered Public Accounting Firm
The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

RB Global, Inc.	86

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RB Global, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited RB Global, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RB Global, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of J.M. Wood and Smith Broughton, which are included in the 2025 consolidated financial statements of the Company and constituted less than 1% of total assets (excluding acquired intangible assets and goodwill valued in purchase accounting that were included in management’s assessment of and conclusion on the effectiveness of internal control over financial reporting), as of December 31, 2025, and less than 1% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of J.M. Wood and Smith Broughton.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in temporary equity and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

/s/	Ernst & Young LLP
Chicago, Illinois
February 25, 2026

RB Global, Inc.	87

ITEM 9B:    OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as follows:
•Chris Carlson, Chief Accounting Officer, adopted a new Rule 10b5-1 trading arrangement on November 26, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and scheduled to terminate on or before November 25, 2026. Under the trading arrangement, up to an aggregate of approximately 890 shares of common stock are available to be sold by the broker.
ITEM 9C:    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information responsive to this Item will be included in the definitive Proxy Statement for our 2025 Annual and Special Meeting of Shareholders, to be filed within 120 days of December 31, 2025, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2026 Proxy Statement”), and is incorporated herein by reference.
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
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all Company's directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to our Form 10-K for the year ended December 31, 2024.
ITEM 11:    EXECUTIVE COMPENSATION
The information responsive to this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information responsive to this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information responsive to this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information responsive to this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

RB Global, Inc.	88

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

3.1	RB Global, Inc. Articles of Continuance (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025)
3.2	RB Global, Inc. By-law No. 2 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 26, 2025)
4.1
Second Amended and Restated Shareholder Rights Plan Agreement dated as of February 24, 2025 between RB Global, Inc. and Computershare Investor Services, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025)

4.2
Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 27, 2020)

4.3
Indenture, dated as of March 15, 2023, among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Trust Company, National Association, as collateral agent, relating to Ritchie Bros. Holdings Inc.’s 6.750% Senior Secured Notes due 2028 (includes form of note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

4.4
Supplemental Indenture, dated as of March 20, 2023, by and between Ritchie Bros. Holdings Inc., as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023)

RB Global, Inc.	89

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

10.17#	Employee Performance Share Unit Plan (March 2015) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 25, 2016)

RB Global, Inc.	90

10.18#	Amendment No. 1 to Employee Performance Share Unit Plan dated August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 11, 2018)
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
10.24
Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 4, 2016)

10.25
First Amendment, dated as of January 17, 2017, to Credit Agreement, dated as of October 27, 2016, by and among the Company, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and L/C issuer, Royal Bank of Canada, as Canadian swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10‐K filed on February 21, 2017)

10.26
Third Amendment to Credit Agreement, dated as of August 14, 2020, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, U.S. swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020)

10.27
Fourth Amendment to Credit Agreement, dated as of September 21, 2021, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and letter of credit issuer and Royal Bank of Canada, as Canadian swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2021)

10.28
Amended and Restated Credit Agreement, dated as of April 3, 2025, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and a letter of credit issuer. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025)

10.29*
Equity Purchase Agreement by and among Ritchie Bros. Auctioneers (America) Inc., J.M. Wood Auction Co., Inc., the Equityholders of J.M. Wood Auction Co., Inc., and Bryant S. Wood, as Seller Representative, dated March 10, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025)

10.30#	IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.31#	Form of Stock Option Agreement for IronPlanet, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.32#	IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on June 1, 2017)
10.33#	Form of Stock Option Agreement for IronPlanet Holdings, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)
10.34#	Form of Ritchie Bros. Auctioneers Incorporated Stock Option Assumption Notice (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017)

RB Global, Inc.	91

10.35#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and James Kessler dated December 20, 2023 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10‐K filed on February 28, 2024)

10.36#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Eric Guerin dated December 11, 2023 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10‐K filed on February 28, 2024)

10.37#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Michael (Steve) Lewis, dated July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2024)

10.38#
Employment Agreement between Ritchie Bros. Auctioneers (Canada) Ltd. and Jennifer Schmit, dated September 11, 2024 as amended by that certain promotion letter dated August 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2025)

10.39#
Employment Agreement between Ritchie Bros. Auctioneers (America) Inc. and Christopher Carlson, dated March 31, 2024 as amended by that certain promotion letter dated August 19, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2025)

10.40
Commitment Letter, dated as of November 7, 2022, by and among Ritchie Bros. Auctioneers Incorporated, Goldman Sachs Bank, Bank of America, N.A., BofA Securities, Inc., Royal Bank of Canada and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022)

10.41
Sixth Amendment to Credit Agreement, dated as of December 9, 2022, among the Company, certain of its subsidiaries, each as a borrower and/or a guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022)

10.42
Securities Purchase Agreement, dated as of January 22, 2023, by and among Ritchie Bros. Auctioneers Incorporated, Starboard Value LP, Jeffrey Smith and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2023)

10.43
Registration Rights Agreement, dated as of February 1, 2023, by and among Ritchie Bros. Auctioneers Incorporated and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2023)

10.44
Purchase Agreement, dated March 1, 2023, by and among Ritchie Bros. Holdings Inc., Ritchie Bros. Auctioneers Incorporated and Goldman Sachs & Co. LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)

10.45
Escrow and Security Agreement, dated as of March 15, 2023, among Ritchie Bros. Holdings Inc., U.S. Bank Trust Company, National Association, as escrow agent, and U.S. Bank Trust Company, National Association, as trustee, relating to the Issuer’s 6.750% senior secured notes due 2028 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.46
Escrow and Security Agreement, dated as of March 15, 2023, among Ritchie Bros. Holdings Inc., U.S. Bank Trust Company, National Association, as escrow agent, and U.S. Bank Trust Company, National Association, as trustee, relating to the Issuer’s 7.750% senior notes due 2031 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.47#	RB Global Amended and Restated 2023 Share Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on February 26, 2025)
10.48#	Ritchie Bros. Auctioneers Incorporated 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2023)
10.49#
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

10.51#	2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2023)

RB Global, Inc.	92

19.1	RB Global, Inc. Policy Regarding Securities Trades by Company Personnel (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10‐K filed on February 26, 2025)
21.1	List of Company Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
RB Global, Inc. Amended and Restated Executive Compensation Clawback Policy, adopted November 7, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10‐K filed on February 28, 2024)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
0	Cover Page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL
_____________________________________________________
#    Indicates management contract or compensatory plan or arrangement.
*    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.
ITEM 16:    FORM 10-K SUMMARY
Not applicable.

RB Global, Inc.	93

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB Global, Inc.
Date: February 25, 2026	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Kessler	Chief Executive Officer	February 25, 2026
	Jim Kessler	(principal executive officer)

By:	/s/ Eric J. Guerin	Chief Financial Officer	February 25, 2026
	Eric J. Guerin	(principal financial officer)

By:	/s/ Robert G. Elton	Chair of the Board	February 25, 2026
Robert G. Elton

By:	/s/ Brian Bales	Director	February 25, 2026
Brian Bales

By:	/s/ Adam DeWitt	Director	February 25, 2026
Adam DeWitt

By:	/s/ Gregory Morrison	Director	February 25, 2026
Gregory Morrison

By:	/s/ Timothy O'Day	Director	February 25, 2026
Timothy O'Day

By:	/s/ Sarah E. Raiss	Director	February 25, 2026
Sarah E. Raiss

By:	/s/ Michael Sieger	Director	February 25, 2026
Michael Sieger

By:	/s/ Debbie Stein	Director	February 25, 2026
Debbie Stein

By:	/s/ Carol Stephenson	Director	February 25, 2026
Carol Stephenson

RB Global, Inc.	94