Form 10-Q
period 2026-03-31
RB GLOBAL INC.
filed 2026-05-04
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-13425

RB Global, Inc.

Canada	98-0626225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Westbrook Corporate Center Suite 500
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of common shares outstanding as of April 27, 2026 was 186.3 million.

RB GLOBAL, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2026

Cautionary Note Regarding Forward-Looking Statements
Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q. Forward-looking statements are typically identified by such words as “aim”, “anticipate”, “believe”, “confident”, “continue”, “estimate”, “expect”, “intend”, “may”, “remain”, “ongoing”, “plan”, “potential”, “predict”, “will”, “should”, “would”, “could”, “likely”, “generally”, “future”, “long-term”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially, and may include, among others, statements relating to:
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
While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR+ at www.sedarplus.ca, are among those that we consider may affect our performance materially or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events or other developments.

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Unaudited; in millions, except per share data)

	Three months ended March 31,
	2026	2025
Revenue:
Service revenue	$897.7	$852.5
Inventory sales revenue	336.9	256.1
Total revenue	1,234.6	1,108.6
Operating expenses:
Costs of services	365.1	361.9
Cost of inventory sold	306.7	235.0
Selling, general and administrative	214.2	205.0
Acquisition-related and integration costs	6.2	3.1
Depreciation and amortization	126.7	114.5
Total operating expenses	1,018.9	919.5
Gain on disposition of property, plant and equipment	1.8	0.4
Operating income	217.5	189.5
Interest expense	(44.0)	(49.9)
Interest income	2.6	3.0
Other income (loss), net	(2.3)	0.7
Foreign exchange loss	(0.6)	(0.4)
Income before income taxes	173.2	142.9
Income tax expense	37.6	29.6
Net income	135.6	113.3
Net loss attributable to redeemable non-controlling interest	—	(0.1)
Net income attributable to non-controlling interests	0.1	—
Net income attributable to controlling interests	135.5	113.4
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	(6.7)
Allocated earnings to Series A Senior Preferred Shares	(4.6)	(3.8)
Adjustment of redeemable non-controlling interest	0.4	—
Net income available to common stockholders	$124.6	$102.9

Basic earnings per share available to common stockholders	$0.67	$0.56
Diluted earnings per share available to common stockholders	$0.66	$0.55
Basic weighted average number of shares outstanding	186.0	184.8
Diluted weighted average number of shares outstanding	187.5	186.4
See accompanying notes.

RB Global, Inc.	1

Condensed Consolidated Statements of Comprehensive Income (Unaudited; in millions)

	Three months ended March 31,
	2026	2025
Net income	$135.6	$113.3
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(16.7)	10.5
Comprehensive income	118.9	123.8
Comprehensive income attributable to non-controlling interests	0.1	0.1
Comprehensive loss attributable to redeemable non-controlling interest	—	(0.1)
Comprehensive income attributable to controlling interests	$118.8	$123.8
See accompanying notes.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets (Unaudited; in millions except per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$667.2	$531.5
Restricted cash	192.2	163.3
Trade and other receivables, net of allowance for credit losses of $9.1 and $8.6, respectively	894.8	706.3
Prepaid consigned vehicle charges	62.2	62.4
Inventory	119.1	139.8
Other current assets	97.6	107.8
Income taxes receivable	55.4	73.7
Total current assets	2,088.5	1,784.8
Property, plant and equipment, net	1,541.4	1,522.3
Operating lease right-of-use assets	1,558.8	1,545.5
Other non-current assets	149.7	149.4
Intangible assets, net	2,388.0	2,464.5
Goodwill	4,662.3	4,668.0
Deferred tax assets	8.5	8.5
Total assets	$12,397.2	$12,143.0
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$687.1	$457.9
Trade and other liabilities	664.2	836.5
Current operating lease liabilities	132.8	128.2
Income taxes payable	17.8	6.7
Short-term debt	282.0	137.5
Current portion of long-term debt	51.2	51.2
Total current liabilities	1,835.1	1,618.0
Long-term operating lease liabilities	1,472.3	1,456.8
Long-term debt	2,271.0	2,282.8
Other non-current liabilities	158.3	158.5
Deferred tax liabilities	559.2	559.2
Total liabilities	6,295.9	6,075.3
Temporary equity:
Series A Senior Preferred Shares; shares authorized, issued and outstanding: 485.0 million	482.0	482.0
Redeemable non-controlling interest	—	12.6
Stockholders' equity:
Senior preferred and junior preferred stock; unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil	—	—
Common stock and additional paid-in capital, no par value; unlimited shares authorized; shares issued and outstanding: 186.3 million and 185.1 million, respectively	4,360.4	4,365.1
Retained earnings	1,323.5	1,254.6
Accumulated other comprehensive loss	(65.0)	(48.3)
Stockholders' equity	5,618.9	5,571.4
Non-controlling interests	0.4	1.7
Total stockholders' equity	5,619.3	5,573.1
Total liabilities, temporary equity and stockholders' equity	$12,397.2	$12,143.0
See accompanying notes.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited; in millions)

	Three months ended March 31, 2026
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	485.0	$482.0	$12.6	185.9	$4,365.1	$1,254.6	$(48.3)	$1.7	$5,573.1
Net income	—	—	—	—	—	135.5	—	0.1	135.6
Other comprehensive loss	—	—	—	—	—	—	(16.7)	—	(16.7)
Acquisition of VeriTread non-controlling interests	—	—	(12.6)	—	(0.6)	0.4	—	(1.4)	(1.6)
Stock-based compensation expense	—	—	—	—	15.8	—	—	—	15.8
Issuance of common stock	—	—	—	0.4	2.5	—	—	—	2.5
Tax withholding related to vesting of share units	—	—	—	—	(22.9)	—	—	—	(22.9)
Series A Senior Preferred Share preferred and participating dividends	—	—	—	—	—	(8.9)	—	—	(8.9)
Common stock dividends	—	—	—	—	0.5	(58.1)	—	—	(57.6)
Balance, March 31, 2026	485.0	$482.0	$—	186.3	$4,360.4	$1,323.5	$(65.0)	$0.4	$5,619.3

	Three months ended March 31, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	485.0	$482.0	$8.1	184.7	$4,258.5	$1,090.3	$(124.8)	$2.3	$5,226.3
Net income (loss)	—	—	(0.1)	—	—	113.4	—	—	113.4
Other comprehensive income	—	—	—	—	—	—	10.4	0.1	10.5
Stock-based compensation expense	—	—	—	—	13.6	—	—	—	13.6
Issuance of common stock	—	—	—	0.4	4.3	—	—	—	4.3
Tax withholding related to vesting of share units	—	—	—	—	(20.1)	—	—	—	(20.1)
Series A Senior Preferred Share preferred and participating dividends	—	—	—	—	—	(8.6)	—	—	(8.6)
Common stock dividends	—	—	—	—	0.3	(53.8)	—	—	(53.5)
Balance, March 31, 2025	485.0	$482.0	$8.0	185.1	$4,256.6	$1,141.3	$(114.4)	$2.4	$5,285.9
See accompanying notes.

RB Global, Inc.	4

Condensed Consolidated Statements of Cash Flows (Unaudited; in millions)

	Three months ended March 31,
	2026	2025
Cash provided by (used in):
Operating activities:
Net income	$135.6	$113.3
Adjustments for items not affecting cash:
Depreciation and amortization	126.7	114.5
Stock-based compensation expense	15.6	15.6
Amortization of right-of-use assets	41.4	38.7
Other, net	3.4	0.1
Net changes in operating assets and liabilities	(98.6)	(125.4)
Net cash provided by operating activities	224.1	156.8
Investing activities:
Property, plant and equipment additions	(51.5)	(54.3)
Proceeds on disposition of property, plant and equipment	2.4	1.1
Intangible asset additions	(27.8)	(27.7)
Proceeds from repayments of loans receivable	1.0	1.4
Issuance of loans receivable	(2.8)	(22.1)
Other, net	(0.1)	(0.3)
Net cash used in investing activities	(78.8)	(101.9)
Financing activities:
Dividends paid	(66.5)	(62.1)
Proceeds from exercise of stock options	2.5	4.3
Payment of tax withholding related to vesting of share units	(22.2)	(15.2)
Net increase in short-term debt	144.3	34.5
Repayment of long-term debt	(12.8)	(1.0)
Repayment of finance lease and equipment financing obligations	(8.0)	(6.5)
Proceeds from equipment financing obligations	0.5	1.0
Acquisition of VeriTread non-controlling interests	(14.2)	—
Net cash provided by (used in) financing activities	23.6	(45.0)
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	(4.3)	3.1
Net increase in cash, cash equivalents, and restricted cash	164.6	13.0
Cash, cash equivalents, and restricted cash, beginning of period	694.8	708.8
Cash, cash equivalents, and restricted cash, end of period	$859.4	$721.8
See accompanying notes.

RB Global, Inc.	5

Index for Notes to the Condensed Consolidated Financial Statements (Unaudited)

RB Global, Inc.	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Description of Business and Basis of Preparation
Description of Business
RB Global, Inc. and its subsidiaries (collectively, the “Company” or “RB Global”) is a leading, omnichannel marketplace and trusted provider of value-added insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles worldwide.
The Company is incorporated in Canada under the Business Corporations Act (Ontario).
Basis of Preparation
These unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with, and follow the same accounting policies and methods of application as, the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
These unaudited condensed consolidated interim financial statements include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments of a normal recurring nature necessary for fair financial statement presentation. Significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Unless otherwise indicated, all amounts in the following tables are in millions except per share amounts.
Note 2. Recent Accounting Pronouncements
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
Note 3. Acquisitions
J.M. Wood
On July 14, 2025, the Company completed its acquisition of 100% of the equity interests in J.M. Wood Auction Co., Inc. ("J.M. Wood"), an auction business located in Montgomery, Alabama, U.S. The acquisition is expected to expand the Company's geographic coverage and combines J.M. Wood's regional expertise and customer relationships with the Company's global network and technology.

RB Global, Inc.	8

The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The following table presents the final allocation of the purchase consideration to the major categories of assets acquired and liabilities assumed as of the acquisition date:

Fair value of purchase consideration	$213.6
Assets acquired and liabilities assumed:
Cash and cash equivalents	6.4
Inventory	8.2
Property, plant, and equipment, net	4.0
Intangible assets	48.9
Other, net	(0.8)
Fair value of identifiable net assets acquired	66.7
Goodwill acquired on acquisition	$146.9
Approximately $163.6 million of the purchase price, net of cash acquired, was paid on closing with the remainder to be paid in fixed installments on the first, second, and third anniversaries of the closing date. The deferred payments that form part of the purchase consideration have been recorded as liabilities at their acquisition-date fair value of $43.1 million, determined by discounting the contractual payments using the Company’s credit-adjusted discount rate, with $13.8 million presented within trade and other liabilities and $29.3 million presented within other non-current liabilities. The portion of the deferred payments that represents compensation for future services is being recognized over the requisite service period.
The following table presents the fair values of the identifiable intangible assets acquired:

Asset	Fair value at acquisition	Weighted average amortization period
Customer relationships	$45.1	7 years
Trade names and trademarks	3.8	5 years
Fair value of acquired intangible assets	$48.9	6.8 years
The goodwill recognized reflects the expected synergies of the combined company, the assembled workforce of J.M. Wood, and other intangible assets that do not qualify for separate recognition. Goodwill has been assigned to the Ritchie Bros. reporting unit, and substantially all of it is expected to be deductible for income tax purposes.
J.M. Wood acquisition-related and integration costs of $4.8 million, substantially comprised of the portion of deferred payments related to post-acquisition employment, were incurred during the three months ended March 31, 2026.
BigIron
On March 4, 2026, the Company entered into a definitive agreement to acquire 100% of the equity interest in Big Iron Auction Company (“BigIron”), a U.S.-based online marketplace for agricultural equipment, land, and livestock, for approximately $350.0 million, subject to customary purchase price adjustments. The acquisition is expected to accelerate the Company’s strategic expansion into the U.S. agriculture sector. On April 21, 2026, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition is subject to other customary closing conditions and is expected to close in the second quarter of 2026.
Blackmon
On April 13, 2026, the Company acquired the business assets of Blackmon Auctions (“Blackmon”), a U.S.-based auction provider serving the construction, transportation, agriculture, and real estate sectors. The acquisition is expected to strengthen the Company’s presence and expand its footprint in the south central U.S. As the acquisition closed subsequent to March 31, 2026, the initial accounting is incomplete. The preliminary purchase accounting will be included in the Company's second quarter 2026 condensed consolidated interim financial statements.
Note 4. Segment Information
The Company has one operating and reportable segment which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses the performance of the business and allocates resources.

RB Global, Inc.	9

The information used by the CODM to assess performance and allocate resources includes various measures of segment profit, however, for the purposes of the disclosures required by ASC 280, Segment Reporting, the Company has determined that the measure most consistent with the measurement principles used in measuring the corresponding amounts in the condensed consolidated financial statements is net income. Consolidated financial information is used to monitor forecast versus actual results in order to make key operating decisions. The CODM does not evaluate the performance of the Company or allocate resources at any level below the consolidated level or based on the Company's assets or liabilities.
The following table presents the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM, reconciled to the segment’s net income:

	Three months ended March 31,
	2026	2025
Total revenue	$1,234.6	$1,108.6
Significant segment expenses
Costs of services	365.1	361.9
Cost of inventory sold	306.7	235.0
Selling, general and administrative	214.2	205.0
Depreciation and amortization	126.7	114.5
Interest expense	44.0	49.9
Income tax expense	37.6	29.6
Other segment items[1]	4.7	(0.6)
Net income	$135.6	$113.3

[1]Other segment items consist of acquisition-related and integration costs, gain on disposition of property, plant and equipment, interest income, other income (loss), net, and foreign exchange loss, as reported on the condensed consolidated income statements.

Note 5. Disaggregated Revenue
The following table presents revenue disaggregated by type:

	Three months ended March 31,
	2026	2025
Transactional seller revenue	$241.3	$216.8
Transactional buyer revenue	577.5	556.7
Marketplace services revenue	78.9	79.0
Total service revenue	897.7	852.5
Inventory sales revenue	336.9	256.1
Total revenue	$1,234.6	$1,108.6
The following table presents revenue disaggregated by geographic area, based on the location of the underlying auction activity or rendering of services:

	Three months ended March 31,
	2026	2025
United States	$874.9	$854.7
Canada	151.8	124.9
Europe	105.5	90.6
Australia	71.4	17.1
Other	31.0	21.3
Total revenue	$1,234.6	$1,108.6

RB Global, Inc.	10

Note 6. Income Taxes
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
The Company's effective tax rate was 21.7% for the three months ended March 31, 2026. The variance from the Canadian statutory federal tax rate of 25.0%, comprised of the basic corporate rate of 38% less the 13% general rate reduction, relates primarily to deductions for stock-based compensation in excess of the related book expense and the benefit related to Foreign-Derived Intangible Income.
The Company is routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge the manner in which the Company has filed its tax returns and reported its income.
On December 3, 2024, the Canada Revenue Agency ("CRA") issued the Company a Notice of Assessment and Statement of Interest for C$79.1 million ($56.9 million), for the taxation years 2010 through 2015, inclusive of C$37.7 million ($27.1 million) in income taxes, and C$41.4 million ($29.8 million) in interest and penalties. The CRA is asserting that one of the Company’s Luxembourg subsidiaries, which was in operation from 2010 to 2020, was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
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
The Company, from time to time, receives correspondence and information requests relating to this matter, including as it relates to other taxation years, to which it responds fully and timely. Depending on the outcome of this matter, the Company could incur additional income taxes, penalties and interest, which could have a material negative effect on its results of operations.
At March 31, 2026 and December 31, 2025, the Company has not recorded any amounts relating to this matter in the consolidated financial statements, as it is the Company’s conclusion that it is more likely than not that the Company’s tax filing position will ultimately be sustained. The Company is unable to predict the ultimate outcome of this matter and the final disposition of any appeals, which could take numerous years to resolve.
Note 7. Earnings Per Share Available to Common Stockholders

	Three months ended March 31,
	2026	2025
Net income available to common stockholders	$124.6	$102.9
Basic weighted average shares outstanding	186.0	184.8
Weighted-average effect of stock-based compensation awards	1.5	1.6
Diluted weighted average shares outstanding	187.5	186.4
Earnings per share available to common stockholders:
Basic	$0.67	$0.56
Diluted	$0.66	$0.55

RB Global, Inc.	11

Note 8. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

	Three months ended March 31,
	2026	2025
Trade and other receivables	$(191.8)	$(54.1)
Prepaid consigned vehicle charges	0.1	6.7
Inventory	20.9	(10.5)
Advances against auction contracts	(14.1)	(7.9)
Prepaid expenses and deposits	23.8	8.4
Income taxes	28.7	(7.9)
Auction proceeds payable	232.7	177.3
Trade and other liabilities	(164.8)	(173.7)
Operating lease obligations	(38.4)	(33.5)
Other[1]	4.3	(30.2)
Net changes in operating assets and liabilities	$(98.6)	$(125.4)

[1] 2025 includes the deposit paid to the CRA described in Note 6. Income Taxes.
Other Supplemental Cash Flow Information

	Three months ended March 31,
	2026	2025
Interest paid, net of interest capitalized	$65.7	$73.6
Interest received	2.6	3.0
Assets obtained in exchange for finance lease liabilities	4.2	12.5
Assets obtained in exchange for operating lease liabilities	57.2	18.9
Note 9. Fair Value Measurement
The following table presents the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		March 31, 2026		December 31, 2025
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$75.1	$75.5	$79.7	$80.8
Revolving Facility loans	Level 2	282.0	282.0	137.5	137.5
TLA Facility loans	Level 2	982.7	985.3	995.3	999.3
Senior Secured Notes	Level 1	546.8	557.9	546.4	561.7
Senior Unsecured Notes	Level 1	792.7	828.5	792.4	837.0
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
The fair value of derivative financial instruments was not material at March 31, 2026 or December 31, 2025. The gross notional amount of forward currency contracts outstanding at March 31, 2026 was $76.4 million (December 31, 2025 - $59.6 million).

RB Global, Inc.	12

Note 10. Trade and Other Receivables

	March 31, 2026	December 31, 2025
Trade accounts receivable	$471.1	$297.5
Advanced charges receivable	348.4	329.8
Loans receivable	53.7	57.7
Consumption taxes receivable	11.1	17.7
Other receivables	19.6	12.2
Trade and other receivables, gross	903.9	714.9
Less: allowance for credit losses	(9.1)	(8.6)
Trade and other receivables, net	$894.8	$706.3
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables. Trade receivables are due for payment typically within seven days of the date of sale. Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. Other receivables are unsecured and non-interest bearing. The activity in the allowance for credit losses is not material for any periods presented.
Loans Receivable
The Company participates in fully collateralized lending arrangements secured by equipment and, in some cases, other assets. These arrangements typically have terms of one to five years. In an event of default, the Company will be entitled to the proceeds of disposition of the collateral to recover the loans receivable balance. The related allowance for credit losses is not material.
Long-term loans receivable included within other non-current assets at March 31, 2026 was $21.4 million (December 31, 2025: $22.0 million)
Note 11. Trade and Other Liabilities

	March 31, 2026	December 31, 2025
Accrued liabilities	$211.5	$348.1
Trade payables	145.5	142.3
Book overdrafts	197.0	232.9
Deferred revenue	17.8	18.9
Taxes payable	34.3	44.7
Current portion of finance leases and equipment financing obligations	34.1	33.6
Share unit liabilities	10.9	11.1
Other payables	13.1	4.9
Trade and other liabilities	$664.2	$836.5
Accrued liabilities include $20.9 million (December 31, 2025: $18.3 million) of deferred payments relating to the J.M. Wood acquisition.
On March 26, 2026, the Government of Canada enacted legislation repealing the Digital Services Tax (“DST”), with retroactive effect. Upon enactment, the Company concluded that its DST obligations were legally extinguished and derecognized its previously recorded DST liability of $11.2 million. As a result, the Company recognized benefits of $5.4 million and $5.8 million within costs of services and selling, general and administrative, respectively.

RB Global, Inc.	13

Note 12. Debt

	Maturity	Interest Rate[1]	March 31, 2026	December 31, 2025
Short-term debt
Revolving Facility loans	Various	5.04%	$282.0	$137.5
Long-term debt
CAD TLA Facility loans	April 2030	4.06%	70.9	73.0
USD TLA Facility loans	April 2030	5.17%	914.4	926.3
Senior Secured Notes	March 2028	6.75%	550.0	550.0
Senior Unsecured Notes	March 2031	7.75%	800.0	800.0
Less: Unamortized debt issuance costs			(13.1)	(15.3)
Total long-term debt			2,322.2	2,334.0
Less: Current portion of long-term debt			51.2	51.2
Long-term debt			$2,271.0	$2,282.8

[1] Interest rates on Revolving Facility and TLA Facility loans reflect the weighted-average interest rates on borrowings as of March 31, 2026.
At March 31, 2026, the Company had undrawn Revolving Facility commitments aggregating $1.0 billion available until April 2030, subject to certain covenant restrictions, and undrawn uncommitted foreign credit facility capacity aggregating $15.0 million available indefinitely. The Company was in compliance with all financial and other covenants applicable to its debt agreements at March 31, 2026.
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
Note 13. Temporary Equity, Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common stock and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of March 31, 2026. The Series A Senior Preferred Shares carry a 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor. The Series A Senior Preferred Shares have no par value.

RB Global, Inc.	14

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
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at March 31, 2026.
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
During the three months ended March 31, 2026, holders of the Series A Senior Preferred Shares were entitled to preferred dividends of $6.7 million (three months ended March 31, 2025 - $6.7 million) and participating dividends of $2.2 million (three months ended March 31, 2025 - $1.9 million).
Redeemable Non-controlling Interest
Redeemable non-controlling interest related to the put/call agreement with one of the minority unitholders of VeriTread, under which the holder could put its remaining 21% interest to the Company if certain performance targets were met.
In January 2026, the minority unitholder exercised its put option, and the Company acquired the remaining redeemable non-controlling interest for approximately $12.3 million, reducing the redeemable non-controlling interest to nil. Subsequently, the Company also acquired the remaining interest held by the other remaining non-controlling interest holder. As of March 31, 2026, the Company owns 100% of VeriTread.
Common Stock Dividends

Declaration date	Record date	Payment date	Dividend per share	Dividends
January 20, 2026	February 9, 2026	March 2, 2026	$0.31	$57.6
On May 1, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per common share, payable on June 18, 2026, to common stockholders of record on May 27, 2026.
Share Repurchase Program
During the first quarter of 2026, the Company obtained Toronto Stock Exchange approval to commence a normal course issuer bid (“NCIB”) to purchase up to the lesser of (a) 10.0 million Company common shares, and (b) that number of Company common shares worth an aggregate of $500.0 million. As of March 31, 2026, $500.0 million remains available and authorized for common share repurchases under the NCIB.

RB Global, Inc.	15

Note 14. Stock-Based Compensation
The following table presents stock-based compensation expense by condensed consolidated income statement classification:

	Three months ended March 31,
	2026	2025
Selling, general and administrative	15.3	15.4
Acquisition-related and integration costs	0.3	0.2
Stock-based compensation expense	$15.6	$15.6
Share units
The following table presents share unit activity for the three months ended March 31, 2026 (actual number of units; weighted-average grant-date fair value per share unit):

	Performance Share Units (Performance Conditions)		Performance Share Units (Market Conditions)		Restricted Share Units
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2025	374,181	$82.06	374,181	$126.89	756,197	$86.30
Granted	127,227	98.53	127,227	133.00	213,434	98.24
Vested and settled	(74,168)	58.09	(74,168)	85.33	(284,700)	72.56
Forfeited	(480)	95.17	(480)	149.13	(5,259)	94.74
Outstanding at March 31, 2026	426,760	$91.12	426,760	$135.91	679,672	$95.74
Performance Share Units ("PSUs")
During the three months ended March 31, 2026, the Company granted PSUs to executives and senior employees, approximately half of which have service and performance vesting conditions and approximately half of which have service and market vesting conditions. The PSUs cliff vest after three-years.
The fair value of PSUs with market vesting conditions was estimated using a Monte Carlo simulation model on the respective grant dates, incorporating the following significant assumptions, presented on a weighted average basis:

	Three months ended March 31,
	2026	2025
Risk free interest rate	3.7%	4.0%
Expected lives of the PSUs	3 years	3 years
Expected volatility	27.1%	30.5%
Average expected volatility of comparable companies	35.0%	34.7%
Restricted Share Units ("RSUs")
During the three months ended March 31, 2026, the Company granted RSUs to employees which have service vesting conditions. The RSUs vest over a three-year graded vesting period.

RB Global, Inc.	16

Note 15. Leases
The following table presents the components of lease expense:

	Three months ended March 31,
	2026	2025
Operating lease cost	$66.4	$63.0
Finance lease cost
Amortization of leased assets	5.5	3.9
Interest on lease liabilities	1.4	0.8
Short-term lease cost	3.1	3.3
Sublease income	(1.5)	(0.3)
	$74.9	$70.7
Note 16. Contingencies
Legal and Other Claims
The Company is subject to legal and other claims that arise in the ordinary course of its business. Management does not believe that the results of these claims will have a material effect on the Company’s condensed consolidated balance sheets or condensed consolidated income statements.
Guarantee Contracts
In the normal course of business, the Company may guarantee a consignor a minimum payout in connection with the sale at auction of that consignor’s equipment. At March 31, 2026, there were $166.2 million of assets guaranteed under contract, of which 98% is expected to be sold prior to June 30, 2026. The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

RB Global, Inc.	17

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, the condensed consolidated financial statements and notes thereto included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR+ at www.sedarplus.ca.
In the accompanying analysis of financial information, we sometimes refer to non-GAAP measures. Refer to the Non-GAAP Measures section of this discussion and analysis for the definitions of, and reasons we use, these non-GAAP measures and the reconciliations to their most directly comparable GAAP measures.
Unless otherwise indicated, all amounts in the following tables are in millions, except per share amounts.
Overview
For a complete overview of our business, refer to Part I, Item 1: Business of our Annual Report on Form 10-K for the year ended December 31, 2025.
The sectors discussed below are organized by asset class and include Automotive, Commercial, Construction and Transportation (“CC&T”), and Other. Automotive includes automobiles, including passenger vehicles and buses. CC&T includes equipment needed for earth moving, lift and material handling, as well as vocational and commercial trucks and trailers. Other primarily includes assets and equipment related to the agricultural, forestry and energy industries, government surplus assets, smaller consumer recreational transportation items and parts sold in our vehicle dismantling business1. Each respective sector includes salvage and non-salvage transactions.
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
Gross Transaction Value ("GTV"): Represents total proceeds from all items sold on our auctions and online marketplaces, third-party online marketplaces, private brokerage services and other disposition channels. GTV is not a measure of financial performance, liquidity, or revenue, and is not presented in the Company’s condensed consolidated financial statements.
Inventory return: Inventory sales revenue less cost of inventory sold.
Inventory rate: Inventory return divided by inventory sales revenue.
Total lots sold: A single asset to be sold or a group of assets bundled for sale as one unit.
Financial Highlights
For the first quarter of 2026, as compared to the first quarter of 2025:
•Total GTV increased 13% to $4.3 billion
•Total revenue increased 11% to $1.2 billion
◦Service revenue increased 5% to $897.7 million
◦Inventory sales revenue increased 32% to $336.9 million
•Net income increased 20% to $135.6 million
•Net income available to common stockholders increased 21% to $124.6 million
•Diluted earnings per share (“EPS”) available to common stockholders increased 20% to $0.66 per share
•Diluted adjusted EPS available to common stockholders increased 13% to $1.01 per share
•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 11% to $362.7 million
1 Until June 21, 2025, the date of its deconsolidation in connection with the LKQ SYNETIQ transaction described in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

RB Global, Inc.	18

Macroeconomic Conditions and Trends
Various macroeconomic conditions and trends, including inflationary pressures, actual or potential tariffs, and volatility in interest rates, affect our business, GTV, and operating costs. Our GTV is further influenced by unit volume growth and changes in average selling prices, which in part are driven by prevailing market conditions.
CC&T
Industry volumes are influenced by a broad range of factors, including macroeconomic conditions, demographic trends, government initiatives, and infrastructure investment. Structural shifts in the market—such as the expansion of data centers, increased manufacturing activity, and re‑shoring efforts—also play a significant role in shaping demand. During the first quarter of 2026, we continued to observe early indications of improving seller confidence, supported by stabilizing values for used equipment, a more favorable interest rate environment, and continued strength in large-scale construction projects, including civil infrastructure and mega projects. We also believe that a portion of the quarter's volume growth reflects the release of pent-up supply, as sellers deferred decisions throughout 2025.
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
Total‑loss determinations are shaped by several factors, including used vehicle pricing, vehicle age, design complexity, technology content, and repair costs. In the first quarter of 2026, the inflation differential between automotive repair costs and used vehicle prices expanded and remains positive. This dynamic supports a higher percentage of total‑loss determinations relative to overall accidents, creating a favorable environment for salvage activity despite the moderating effect of underinsured incidents.
Recent Developments
•During the first quarter of 2026, the Company obtained Toronto Stock Exchange approval to commence a normal course issuer bid (“NCIB”) to purchase up to the lesser of (a) 10.0 million Company common shares, and (b) that number of Company common shares worth an aggregate of $500.0 million. The Company intends to make repurchases on an opportunistic basis with decisions regarding the amount and the timing of repurchases based on market conditions at the time, the Company’s share price, and other strategic investment opportunities available to the Company as well as other factors.
•On March 4, 2026, the Company entered into a definitive agreement to acquire 100% of the equity interest in Big Iron Auction Company (“BigIron”), a U.S.-based online marketplace for agricultural equipment, land, and livestock, for approximately $350.0 million, subject to customary purchase price adjustments. The acquisition is expected to accelerate the Company’s strategic expansion into the U.S. agriculture sector. On April 21, 2026, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition is subject to other customary closing conditions and is expected to close in the second quarter of 2026.
•On April 13, 2026, the Company acquired the business assets of Blackmon Auctions (“Blackmon”), a U.S.-based auction provider serving the construction, transportation, agriculture, and real estate sectors. The acquisition is expected to strengthen the Company’s presence and expand its footprint in the south central U.S. Blackmon conducts both live and online auctions and processed more than $60 million of GTV in 2025.

RB Global, Inc.	19

Results of Operations

Three months ended March 31,	2026	2025	% Change
Service revenue	$897.7	$852.5	5%
Inventory sales revenue	336.9	256.1	32%
Total revenue	1,234.6	1,108.6	11%
Costs of services	365.1	361.9	1%
Cost of inventory sold	306.7	235.0	31%
Selling, general and administrative	214.2	205.0	4%
Acquisition-related and integration costs	6.2	3.1	100%
Depreciation and amortization	126.7	114.5	11%
Total operating expenses	1,018.9	919.5	11%
Gain on disposition of property, plant and equipment	1.8	0.4	350%
Operating income	$217.5	$189.5	15%

Net income	$135.6	$113.3	20%
Net income available to common stockholders	124.6	102.9	21%
Effective tax rate	21.7%	20.7%	100bps

Service GTV	$4,004.0	$3,572.8	12%
Inventory GTV	336.9	256.1	32%

Inventory return	$30.2	$21.1	43%
Inventory rate	9.0%	8.2%	80bps
Total GTV
The following tables present total GTV by geography and by sector for the periods indicated:

	Three months ended March 31,
	2026	2025	% Change
United States	$3,345.9	$3,061.1	9%
Canada	568.4	488.8	16%
International	426.6	279.0	53%
Total GTV	$4,340.9	$3,828.9	13%

	Three months ended March 31,
	2026	2025	% Change
Automotive	$2,289.2	$2,144.7	7%
Commercial construction and transportation	1,622.0	1,276.7	27%
Other	429.7	407.5	5%
Total GTV	$4,340.9	$3,828.9	13%
The following table presents total lots sold by sector for the periods indicated (thousands of lots sold):

	Three months ended March 31,
	2026	2025	% Change
Automotive	631.3	625.6	1%
Commercial construction and transportation	97.8	87.6	12%
Other	128.4	141.9	(10)%
Total lots sold	857.5	855.1	—%

RB Global, Inc.	20

GTV increased 13% in the first quarter of 2026, driven by organic growth across all regions and sectors and the inclusion of J.M. Wood Auction Co., Inc. ("J.M. Wood") and Smith Broughton Pty Ltd ("Smith Broughton") following their acquisitions by the Company on July 14, 2025 and November 28, 2025, respectively.
Automotive sector GTV increased 7% in the first quarter of 2026, primarily due to an increase in average price per lot sold from favorable pricing across all regions and international market share gains, partially offset by lower unit volumes due to timing and the non-repeat of prior year catastrophic events in the United States.
CC&T sector GTV increased 27% in the first quarter of 2026, primarily due to higher average price per lot sold, higher unit volumes and a favorable foreign exchange impact. Higher average price per lot sold is attributable to improved asset mix and strong pricing in the United States. Higher unit volumes are attributable to additional auction events in Canada and the United States, organic growth in all regions and the inclusion of J.M. Wood and Smith Broughton in 2026.
Service Revenue
The following table presents service revenue disaggregated by type for the periods indicated:

	Three months ended March 31,
	2026	2025	% Change
Transactional seller revenue	$241.3	$216.8	11%
Transactional buyer revenue	577.5	556.7	4%
Marketplace services revenue	78.9	79.0	—%
Total service revenue	$897.7	$852.5	5%
Transactional seller revenue increased 11% in the first quarter of 2026, primarily due to service GTV growth in the CC&T and Automotive sectors, as discussed above, and a higher average seller commission rate in the CC&T sector due to a favorable contract mix.
Transactional buyer revenue increased 4% in the first quarter of 2026 driven by higher volumes, partially offset by lower average buyer fee rate due to asset mix and acquired businesses contributing at a lower rate.
Inventory Sales Revenue
Inventory sales revenue increased 32% in the first quarter of 2026, primarily due to higher CC&T inventory sales driven by higher unit volumes, partially due to the inclusion of J.M. Wood, and higher average price per lot sold. These increases were partially offset by lower Automotive inventory sales.
Costs of Services
Costs of services increased 1% in the first quarter of 2026, primarily due to higher employee compensation costs and increased property costs, driven by increased operating lease expense related to growth in operations. These increases were partially offset by the recovery of accrued Canadian Digital Services Tax ("DST") relating to the period of July 1, 2024 to March 26, 2026, following its repeal on March 26, 2026. Note that DST incurred post-July 1, 2024 was recorded within cost of services, while the retrospectively enacted portion, relating to the period of January 1, 2022 to June 30, 2024, was recorded within selling, general and administrative.
Cost of Inventory Sold and Inventory Rate
Inventory rate increased 80bps to 9.0% in the first quarter of 2026, primarily due to favorable pricing in the CC&T sector in the United States and Canada.
Selling, General and Administrative
Selling, general and administrative expenses increased 4% in the first quarter of 2026, primarily due to increases in employee compensation costs, travel, advertising and promotion costs, and the inclusion of J.M. Wood and Smith Broughton. Employee compensation costs increased primarily due to higher short-term incentive compensation. Travel, advertising and promotion costs increased primarily due to industry event costs. These increases were partially offset by the recovery of accrued DST, as discussed above.
Acquisition-related and Integration Costs
Acquisition-related and integration costs increased 100% in the first quarter of 2026, primarily due to costs associated with the acquisition of J.M. Wood.

RB Global, Inc.	21

Operating Income
Operating income increased 15% in the first quarter of 2026, primarily due to higher flow-through of service revenue and high inventory return, as discussed above. These increases were partially offset by the increase in depreciation and amortization expense as a result of intangible asset additions, along with the increase in selling, general, and administrative expenses, as discussed above.
Income Tax Expense and Effective Tax Rate
The effective tax rate increased 100 bps to 21.7% in the first quarter of 2026, primarily due to increased non-deductible expenses.
Net Income Available to Common Stockholders
Net income available to common stockholders increased 21% in the first quarter of 2026, primarily due to higher operating income, as discussed above, and lower interest expense due to lower outstanding principal and lower variable interest rates. These increases are partially offset by an increase in income tax expense, as discussed above.
U.S. Dollar Exchange Rate Comparison
We conduct global operations in various currencies. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

Value of one local currency to U.S. dollar	2026	2025	% Change
Period-end exchange rate - March 31,
Canadian dollar	0.7189	0.6949	3%
Euro	1.1559	1.0819	7%
British pound sterling	1.3231	1.2920	2%
Australian dollar	0.6903	0.6242	11%
Average exchange rate - Three months ended March 31,
Canadian dollar	0.7291	0.6966	5%
Euro	1.1710	1.0516	11%
British pound sterling	1.3480	1.2588	7%
Australian dollar	0.6944	0.6273	11%
Foreign exchange did not have a material impact on our results of operations in the first quarter of 2026, when compared to the prior year quarter.
Liquidity and Capital Resources
Our liquidity is primarily affected by fluctuations in cash flow from operations, significant acquisitions, dividend payments, capital spending, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business.
We believe our principal sources of liquidity, which include cash and cash equivalents, cash flow from operations, and unused capacity under our revolving credit facilities of $1.0 billion (discussed in further detail below), are sufficient to fund our current and planned operating activities. In the current interest rate environment, we will continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
Our most significant short-term cash requirements include, among others, (i) dividend payments, (ii) settlements with consignors, (iii) employee compensation, with the majority of short-term incentive compensation paid annually in the first quarter, (iv) income tax installments, (v) scheduled debt repayments and interest payments, (vi) committed information technology and other capital expenditures, (vii) lease and equipment financing obligation payments, and (viii) other working capital requirements.
Our most significant long-term cash requirements include, among others, (i) scheduled debt repayments, including upon maturity, and interest payments, and (ii) lease and equipment financing obligation payments. In the event the Company is not successful in its appeal with the Canada Revenue Agency, the Company may be required to pay the remaining assessed amounts with interest. For more information on our debt and leases, see Item 1 – Financial Statements: Note 12. Debt and Item 1 – Financial Statements: Note 15. Leases, respectively, in our condensed consolidated financial statements.

RB Global, Inc.	22

Our Credit Agreement includes multi-currency revolving credit facilities (the “Revolving Facilities”). Unused capacity under our Revolving Facilities is as follows:

	March 31, 2026	December 31, 2025
Committed
Multicurrency revolving credit facilities	$1,300.0	$1,300.0
Uncommitted
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities	$1,315.0	$1,315.0
Unused
Multicurrency revolving credit facilities	$1,001.8	$1,146.1
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities unused	$1,016.8	$1,161.1
Our ability to borrow under the Credit Agreement is subject to compliance with financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all financial and other covenants applicable to our debt agreements at March 31, 2026. In the event of sustained deterioration of global markets and economies, we expect the covenants pertaining to our leverage ratio would be the most restrictive to our ability to access funding under our Credit Agreement. We continue to evaluate courses of action to maintain current levels of liquidity and compliance with our debt covenants.
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
Cash Flows

	Three months ended March 31,
	2026	2025	Change
Cash provided by (used in):
Operating activities	$224.1	$156.8	$67.3
Investing activities	(78.8)	(101.9)	23.1
Financing activities	23.6	(45.0)	68.6
Effect of changes in foreign currency rates	(4.3)	3.1	(7.4)
Net decrease in cash, cash equivalents, and restricted cash	$164.6	$13.0	$151.6
The increase in net cash provided by operating activities was primarily due to higher net income from operations and a favorable net change in operating assets and liabilities. The favorable net change in operating assets and liabilities was primarily due to timing of book overdrafts, income tax installment payments and inventory sales and purchases, and the non-repeat of the deposit paid to the CRA in the first quarter of 2025. These changes were partially offset by the settlement of accrued liabilities, including the final arbitration ruling to the former-CEO, the timing of auction settlements, and the timing and size of auctions.
The decrease in net cash used in investing activities was primarily due to decreased loan issuances.
The increase in net cash provided by financing activities was primarily due to an increase in short-term revolving facility borrowings, reflecting short-term liquidity requirements in certain countries, partially offset by the acquisition of the VeriTread non-controlling interests.
Dividend Information
We declared and paid a dividend of $0.31 per common share during the three months ended March 31, 2026. We declared, but have not yet paid, a dividend of $0.31 per common share subsequent to March 31, 2026. All dividends that we pay are “eligible dividends” for Canadian income tax purposes unless indicated otherwise.

RB Global, Inc.	23

Critical Accounting Policies and Estimates
At March 31, 2026, there were no material changes to our critical accounting policies, judgments, estimates and assumptions from those disclosed in Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results. Please refer to page 29 for a summary of adjusting items.
Adjusted net income available to common stockholders is calculated as net income available to common stockholders, excluding the effects of adjusting items that we do not consider to be part of our normal operating results, such as stock-based compensation expense, acquisition-related and integration costs, restructuring costs, amortization of acquired intangible assets, executive transition costs and certain other items.
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

RB Global, Inc.	24

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our condensed consolidated financial statements:

Three months ended March 31,	2026	2025	% Change
Net income available to common stockholders	$124.6	$102.9	21%
Stock-based compensation expense	15.3	14.4	6%
Acquisition-related and integration costs	6.2	3.1	100%
Restructuring costs	2.4	1.8	33%
Amortization of acquired intangible assets	72.6	68.3	6%
Gain on disposition of property, plant and equipment and related costs	(1.8)	(0.2)	(800)%
Executive transition costs	—	2.7	NM
Other legal, advisory and non-income tax expense	0.1	1.8	(94)%
Related tax effects of the above	(27.2)	(27.3)	—%
Related allocation of the above to Series A Senior Preferred Shares	(2.4)	(2.3)	4%
Adjustment of redeemable non-controlling interest	(0.4)	—	NM
Adjusted net income available to common stockholders	$189.4	$165.2	15%
Weighted average number of dilutive shares outstanding	187.5	186.4	1%
Diluted earnings per share available to common stockholders	$0.66	$0.55	20%
Diluted adjusted earnings per share available to common stockholders	$1.01	$0.89	13%

NM - Not meaningful

RB Global, Inc.	25

Adjusted EBITDA
We believe adjusted EBITDA provides useful information and is a key performance measure because it facilitates operating performance comparisons from period to period and it provides management with the ability to monitor its controllable incremental revenues and costs.
Adjusted EBITDA is calculated by adding depreciation and amortization, interest expense, and income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described on page 29.
The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our condensed consolidated financial statements:

Three months ended March 31,	2026	2025	% Change
Net income	$135.6	$113.3	20%
Add: depreciation and amortization	126.7	114.5	11%
Add: interest expense	44.0	49.9	(12)%
Less: interest income	(2.6)	(3.0)	(13)%
Add: income tax expense	37.6	29.6	27%
EBITDA	341.3	304.3	12%
Stock-based compensation expense	15.3	14.4	6%
Acquisition-related and integration costs	6.2	3.1	100%
Restructuring costs	2.4	1.8	33%
Gain on disposition of property, plant and equipment and related costs	(1.8)	(0.2)	(800)%
Executive transition costs	—	2.7	NM
Other legal, advisory and non-income tax expense (recovery)	(0.7)	1.8	NM
Adjusted EBITDA	$362.7	$327.9	11%

NM - Not meaningful

RB Global, Inc.	26

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

The following table reconciles adjusted net debt to debt, adjusted EBITDA to net income, and adjusted net debt/ adjusted EBITDA to debt/ net income, respectively, which are the most directly comparable GAAP measures in, or calculated from, our condensed consolidated financial statements.

At and for the twelve months ended March 31,	2026	2025	% Change
Short-term debt	$282.0	$62.8	349%
Long-term debt	2,322.2	2,626.7	(12)%
Debt	2,604.2	2,689.5	(3)%
Less: cash and cash equivalents	(667.2)	(578.1)	15%
Adjusted net debt	1,937.0	2,111.4	(8)%
Net income	$449.9	$418.7	7%
Add: depreciation and amortization	495.6	451.2	10%
Add: interest expense	185.7	219.7	(15)%
Less: interest income	(14.5)	(22.6)	(36)%
Add: income tax expense	116.0	134.4	(14)%
EBITDA	1,232.7	1,201.4	3%
Stock-based compensation expense	77.6	57.4	35%
Acquisition-related and integration costs	22.5	19.3	17%
Restructuring costs	17.8	1.8	889%
(Gain) loss on disposition of property, plant and equipment and related costs	(3.6)	0.4	NM
Executive transition costs	51.0	7.7	562%
Loss on divestiture and deconsolidation, net and related costs	15.8	—	NM
Debt refinancing costs	3.9	—	NM
Remeasurements in connection with business combinations	0.1	1.2	(92)%
Other legal, advisory and non-income tax expense	16.7	10.3	62%
Adjusted EBITDA	$1,434.5	$1,299.5	10%
Debt/net income	5.8 x	6.4 x	(9)%
Adjusted net debt/adjusted EBITDA	1.4 x	1.6 x	(13)%

NM - Not meaningful
Adjusted Return and Adjusted Return on Invested Capital ("ROIC")
We believe that comparing adjusted ROIC on a trailing twelve-month basis across different periods provides useful information about the after-tax return generated by our investments. Adjusted ROIC is a measure used by management to determine how productively the Company uses its long-term capital to gauge investment decisions.
ROIC is calculated as reported return divided by average invested capital. Reported return is defined as net income attributable to controlling interests excluding the impact of net interest expense and tax effected at the Company’s adjusted annualized effective tax rate. Adjusted ROIC is calculated as adjusted return divided by average invested capital. Adjusted return is defined as reported return and adjusted for items that we do not consider to be part of our normal operating results and tax effected at the applicable tax rate.

RB Global, Inc.	27

The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests, which is the most directly comparable GAAP measure in, or calculated from, our condensed consolidated financial statements:

At and for the twelve months ended March 31,	2026	2025	% Change
Net income attributable to controlling interests	$450.5	$419.1	7%
Add:
Interest expense	185.7	219.7	(15)%
Interest income	(14.5)	(22.6)	(36)%
Interest, net	171.2	197.1	(13)%
Tax on interest, net	(38.5)	(48.4)	(20)%
Reported return	$583.2	$567.8	3%
Add:
Stock-based compensation expense	$77.6	$57.4	35%
Acquisition-related and integration costs	22.5	19.3	17%
Restructuring costs	17.8	1.8	889%
Amortization of acquired intangible assets	286.7	273.6	5%
(Gain) loss on disposition of property, plant and equipment and related costs	(3.6)	0.4	NM
Executive transition costs	51.0	7.7	562%
Loss on divestiture and deconsolidation, net and related costs	15.8	—	NM
Debt refinancing costs	3.9	—	NM
Remeasurements in connection with business combinations	0.1	1.2	(92)%
Other legal, advisory and non-income tax expense	16.7	10.3	62%
Related tax effects of the above	(114.4)	(94.0)	22%
Adjusted return	$957.3	$845.5	13%

Short-term debt - opening balance	$62.8	$24.8	153%
Short-term debt - ending balance	282.0	62.8	349%
Average short-term debt	172.4	43.8	294%
Long-term debt - opening balance	2,622.6	2,926.2	(10)%
Long-term debt - ending balance	2,322.2	2,622.6	(11)%
Average long-term debt	2,472.4	2,774.4	(11)%
Preferred equity - opening balance	482.0	482.0	—%
Preferred equity - ending balance	482.0	482.0	—%
Average preferred equity	482.0	482.0	—%
Stockholders' equity - opening balance	5,283.5	5,066.3	4%
Stockholders' equity - ending balance	5,618.9	5,283.5	6%
Average stockholders' equity	5,451.2	5,174.9	5%
Average invested capital	$8,578.0	$8,475.1	1%

ROIC	6.8%	6.7%	10bps
Adjusted ROIC	11.2%	10.0%	120bps

NM - Not meaningful

RB Global, Inc.	28

Adjusting Items
First quarter of 2026
•$15.3 million stock-based compensation expense.
•$6.2 million of acquisition-related and integration costs, primarily related to the J.M. Wood acquisition.
•$2.4 million of restructuring costs, primarily severance relating to organizational changes.
•$72.6 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$1.8 million gain on disposition of property, plant and equipment and related costs.
•$0.1 million of other legal, advisory, and non-income tax expense, primarily consisting of certain legal costs associated with isolated matters not expected to recur in the ordinary course of business, advisory fees associated with transactions and strategic initiatives, and accretion1 associated with the J.M. Wood acquisition deferred payment liability, offset by the recovery of accrued non-income taxes (DST) relating to the period of January 1, 2022 to June 30, 2024 of $5.8 million.
•$0.4 million adjustment of redeemable non-controlling interest to the final redemption value.
The adjusting items recognized in prior quarters are discussed in Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.
1 Does not impact Adjusted EBITDA.

RB Global, Inc.	29

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three months ended March 31, 2026 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of March 31, 2026. Based on this evaluation, the CEO and CFO concluded that, as of that date, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated, communicated to management as appropriate, and recorded, processed, summarized, and reported within the time periods specified by Securities and Exchange Commission rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

RB Global, Inc.	30

PART II – OTHER INFORMATION
ITEM 1:    LEGAL PROCEEDINGS
We have no material legal proceedings pending, other than ordinary routine litigation incidental to the business, and we do not know of any material proceedings contemplated by governmental authorities.
ITEM 1A:    RISK FACTORS
Our business is subject to a number of risks and uncertainties, and our past performance is no guarantee of our performance in future periods. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. As of the date of this filing, there have been no material changes to such risk factors. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the risks occur, our business, financial and results of operations could materially suffer. As a result, the trading price of our common shares could decline, and you may lose all or part of your investment.
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101

RB Global, Inc.	31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: May 4, 2026	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: May 4, 2026	By:	/s/ Eric J. Guerin
Eric J. Guerin Chief Financial Officer

RB Global, Inc.	32