Form 10-Q
period 2026-06-30
RB GLOBAL INC.
filed 2026-08-04
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of common shares outstanding as of July 28, 2026 was 185.2 million.

RB GLOBAL, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2026

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

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Unaudited; in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$933.4	$887.2	$1,831.1	$1,739.7
Inventory sales revenue	383.7	298.8	720.6	554.9
Total revenue	1,317.1	1,186.0	2,551.7	2,294.6
Operating expenses:
Costs of services	381.6	353.9	746.7	715.8
Cost of inventory sold	360.9	286.4	667.6	521.4
Selling, general and administrative	210.8	222.2	425.0	427.2
Acquisition-related and integration costs	7.7	2.7	13.9	5.8
Depreciation and amortization	130.4	116.7	257.1	231.2
Total operating expenses	1,091.4	981.9	2,110.3	1,901.4
Gain (loss) on disposition of property, plant and equipment	(0.9)	—	0.9	0.4
Loss on deconsolidation	—	(15.5)	—	(15.5)
Operating income	224.8	188.6	442.3	378.1
Interest expense	(42.4)	(47.5)	(86.4)	(97.4)
Interest income	3.3	4.0	5.9	7.0
Other income (loss), net	0.8	0.2	(1.5)	0.9
Foreign exchange gain (loss)	(0.5)	0.2	(1.1)	(0.2)
Income before income taxes	186.0	145.5	359.2	288.4
Income tax expense	42.4	35.8	80.0	65.4
Net income	143.6	109.7	279.2	223.0
Net income (loss) attributable to non-controlling interests	0.1	(0.1)	0.2	(0.2)
Net income attributable to controlling interests	143.5	109.8	279.0	223.2
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	(6.7)	(13.4)	(13.4)
Allocated earnings to Series A Senior Preferred Shares	(4.8)	(3.6)	(9.4)	(7.4)
Adjustment of redeemable non-controlling interest	—	—	0.4	—
Net income available to common stockholders	$132.0	$99.5	$256.6	$202.4

Basic earnings per share available to common stockholders	$0.71	$0.54	$1.38	$1.09
Diluted earnings per share available to common stockholders	$0.71	$0.53	$1.37	$1.09
Basic weighted average number of shares outstanding	185.8	185.4	185.9	185.1
Diluted weighted average number of shares outstanding	186.9	186.6	187.2	186.5
See accompanying notes.

RB Global, Inc.	1

Condensed Consolidated Statements of Comprehensive Income (Unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$143.6	$109.7	$279.2	$223.0
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(17.1)	74.5	(33.8)	85.0
Comprehensive income	126.5	184.2	245.4	308.0
Comprehensive income attributable to non-controlling interests	0.1	0.1	0.2	0.2
Comprehensive loss attributable to redeemable non-controlling interest	—	(0.1)	—	(0.2)
Comprehensive income attributable to controlling interests	$126.4	$184.2	$245.2	$308.0
See accompanying notes.

RB Global, Inc.	2

Condensed Consolidated Balance Sheets (Unaudited; in millions except per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$524.9	$531.5
Restricted cash	130.8	163.3
Trade and other receivables, net of allowance for credit losses of $8.1 and $8.6, respectively	854.4	706.3
Prepaid consigned vehicle charges	66.1	62.4
Inventory	137.9	139.8
Other current assets	95.6	107.8
Income taxes receivable	78.7	73.7
Total current assets	1,888.4	1,784.8
Property, plant and equipment, net	1,610.0	1,522.3
Operating lease right-of-use assets	1,526.8	1,545.5
Other non-current assets	130.7	149.4
Intangible assets, net	2,393.2	2,464.5
Goodwill	4,930.0	4,668.0
Deferred tax assets	8.5	8.5
Total assets	$12,487.6	$12,143.0
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$542.4	$457.9
Trade and other liabilities	691.4	836.5
Current operating lease liabilities	130.3	128.2
Income taxes payable	5.1	6.7
Short-term debt	18.5	137.5
Current portion of long-term debt	51.1	51.2
Total current liabilities	1,438.8	1,618.0
Long-term operating lease liabilities	1,445.5	1,456.8
Long-term debt	2,834.5	2,282.8
Other non-current liabilities	159.2	158.5
Deferred tax liabilities	559.2	559.2
Total liabilities	6,437.2	6,075.3
Temporary equity:
Series A Senior Preferred Shares; shares authorized, issued and outstanding: 485.0 million	482.0	482.0
Redeemable non-controlling interest	—	12.6
Stockholders' equity:
Senior preferred and junior preferred stock; unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil	—	—
Common stock and additional paid-in capital, no par value; unlimited shares authorized; shares issued and outstanding: 185.1 million and 185.9 million, respectively	4,249.7	4,365.1
Retained earnings	1,400.3	1,254.6
Accumulated other comprehensive loss	(82.1)	(48.3)
Stockholders' equity	5,567.9	5,571.4
Non-controlling interests	0.5	1.7
Total stockholders' equity	5,568.4	5,573.1
Total liabilities, temporary equity and stockholders' equity	$12,487.6	$12,143.0
See accompanying notes.

RB Global, Inc.	3

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited; in millions)

	Three months ended June 30, 2026
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, March 31, 2026	485.0	$482.0	$—	186.3	$4,360.4	$1,323.5	$(65.0)	$0.4	$5,619.3
Net income	—	—	—	—	—	143.5	—	0.1	143.6
Other comprehensive loss	—	—	—	—	—	—	(17.1)	—	(17.1)
Stock-based compensation expense	—	—	—	—	16.3	—	—	—	16.3
Issuance of common stock	—	—	—	0.3	22.9	—	—	—	22.9
Repurchases and retirements of common stock	—	—	—	(1.5)	(150.0)	—	—	—	(150.0)
Tax withholding related to vesting of share units	—	—	—	—	(0.3)	—	—	—	(0.3)
Series A Senior Preferred Share preferred and participating dividends	—	—	—	—	—	(8.8)	—	—	(8.8)
Common stock dividends	—	—	—	—	0.4	(57.9)	—	—	(57.5)
Balance, June 30, 2026	485.0	$482.0	$—	185.1	$4,249.7	$1,400.3	$(82.1)	$0.5	$5,568.4

	Three months ended June 30, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, March 31, 2025	485.0	$482.0	$8.0	185.1	$4,256.6	$1,141.3	$(114.4)	$2.4	$5,285.9
Net income (loss)	—	—	(0.1)	—	—	109.8	—	—	109.8
Other comprehensive income	—	—	—	—	—	—	74.4	0.1	74.5
Stock-based compensation expense	—	—	—	—	24.6	—	—	—	24.6
Issuance of common stock	—	—	—	0.4	22.9	—	—	—	22.9
Tax withholding related to vesting of share units	—	—	—	—	(0.3)	—	—	—	(0.3)
Series A Senior Preferred Share preferred and participating dividends	—	—	—	—	—	(8.5)	—	—	(8.5)
Common stock dividends	—	—	—	—	0.3	(54.1)	—	—	(53.8)
Balance, June 30, 2025	485.0	$482.0	$7.9	185.5	$4,304.1	$1,188.5	$(40.0)	$2.5	$5,455.1

RB Global, Inc.	4

	Six months ended June 30, 2026
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	485.0	$482.0	$12.6	185.9	$4,365.1	$1,254.6	$(48.3)	$1.7	$5,573.1
Net income	—	—	—	—	—	279.0	—	0.2	279.2
Other comprehensive income	—	—	—	—	—	—	(33.8)	—	(33.8)
Acquisition of Non-Controlling Interests	—	—	(12.6)	—	(0.6)	0.4	—	(1.4)	(1.6)
Stock-based compensation expense	—	—	—	—	32.1	—	—	—	32.1
Issuance of common stock	—	—	—	0.7	25.4	—	—	—	25.4
Repurchases and retirements of common stock	—	—	—	(1.5)	(150.0)	—	—	—	(150.0)
Tax withholding related to vesting of share units	—	—	—	—	(23.2)	—	—	—	(23.2)
Series A Senior Preferred Share dividends	—	—	—	—	—	(17.7)	—	—	(17.7)
Common stock dividends and dividend equivalents	—	—	—	—	0.9	(116.0)	—	—	(115.1)
Balance, June 30, 2026	485.0	$482.0	$—	185.1	$4,249.7	$1,400.3	$(82.1)	$0.5	$5,568.4

	Six months ended June 30, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	485.0	$482.0	$8.1	184.7	$4,258.5	$1,090.3	$(124.8)	$2.3	$5,226.3
Net income (loss)	—	—	(0.2)	—	—	223.2	—	—	223.2
Other comprehensive income (loss)	—	—	—	—	—	—	84.8	0.2	85.0
Stock-based compensation expense	—	—	—	—	38.2	—	—	—	38.2
Issuance of common stock	—	—	—	0.8	27.2	—	—	—	27.2
Tax withholding related to vesting of share units	—	—	—	—	(20.4)	—	—	—	(20.4)
Series A Senior Preferred Share dividends	—	—	—	—	—	(17.1)	—	—	(17.1)
Common stock dividends and dividend equivalents	—	—	—	—	0.6	(107.9)	—	—	(107.3)
Balance, June 30, 2025	485.0	$482.0	$7.9	185.5	$4,304.1	$1,188.5	$(40.0)	$2.5	$5,455.1
See accompanying notes.

RB Global, Inc.	5

Condensed Consolidated Statements of Cash Flows (Unaudited; in millions)

	Six months ended June 30,
	2026	2025
Cash provided by (used in):
Operating activities:
Net income	$279.2	$223.0
Adjustments for items not affecting cash:
Depreciation and amortization	257.1	231.2
Stock-based compensation expense	33.5	41.6
Amortization of right-of-use assets	82.8	78.2
Loss on deconsolidation	—	15.5
Other, net	5.6	11.6
Net changes in operating assets and liabilities	(292.4)	(117.8)
Net cash provided by operating activities	365.8	483.3
Investing activities:
Acquisitions, net of cash acquired	(331.1)	—
Property, plant and equipment additions	(129.6)	(139.1)
Proceeds on disposition of property, plant and equipment	3.3	2.1
Intangible asset additions	(54.3)	(61.2)
Proceeds from loans receivable	3.2	5.1
Issuance of loans receivable	(15.7)	(33.0)
Other, net	(0.1)	(1.8)
Net cash used in investing activities	(524.3)	(227.9)
Financing activities:
Payments of dividends	(132.8)	(124.4)
Repurchases and retirements of common stock	(150.0)	—
Proceeds from exercise of stock options and employee stock purchase plan	25.4	27.2
Payments of tax withholding related to vesting of share units	(22.3)	(20.2)
Net proceeds from short-term debt	147.0	56.0
Repayment of long-term debt	(166.7)	(326.0)
Proceeds from the issuance of long-term debt	456.4	275.0
Payment of debt issuance costs	—	(4.4)
Repayments of finance lease and equipment financing obligations	(16.6)	(16.0)
Proceeds from equipment financing obligations	1.5	1.9
Acquisition of VeriTread non-controlling interests	(14.3)	—
Net cash provided by (used in) financing activities	127.6	(130.9)
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	(8.2)	22.7
Net increase in cash, cash equivalents, and restricted cash	(39.1)	147.2
Cash, cash equivalents, and restricted cash, beginning of period	694.8	708.8
Cash, cash equivalents, and restricted cash, end of period	$655.7	$856.0
See accompanying notes.

RB Global, Inc.	6

Index for Notes to the Condensed Consolidated Financial Statements (Unaudited)

RB Global, Inc.	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Description of Business and Basis of Preparation
Description of Business
RB Global, Inc. and its subsidiaries (collectively, the “Company”) is a leading, omnichannel marketplace and trusted provider of value-added insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles worldwide.
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
Note 3. Acquisitions
BigIron
On May 15, 2026, the Company completed its acquisition of 100% of the equity interest in Big Iron Auction Company (“BigIron”), a U.S.-based online marketplace for agricultural equipment, land, and livestock. The acquisition is expected to accelerate the Company’s strategic expansion into the U.S. agriculture sector.

RB Global, Inc.	8

The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The following table presents the preliminary allocation of the purchase consideration to the major categories of assets acquired and liabilities assumed as of the acquisition date:

Fair value of purchase consideration	$316.6
Assets acquired:
Cash and cash equivalents	2.5
Property, plant, and equipment, net	5.4
Intangible assets	79.1
Other, net	5.9
Liabilities assumed:
Trade and other liabilities	30.4
Auction proceeds payable	10.4
Fair value of identifiable net assets acquired	52.1
Goodwill acquired on acquisition	$264.5
The following table presents the preliminary fair values of the identifiable intangible assets acquired:

Asset	Fair value at acquisition	Weighted average amortization period
Customer relationships	$75.3	7 years
Trade names and trademarks	3.2	5 years
Software under development	0.6	—
Fair value of acquired intangible assets	$79.1	6.9 years
The purchase price was paid in cash at closing. The purchase agreement includes a $15.0 million deferred payment payable on the third anniversary of the acquisition date, subject to certain employment and non-competition conditions. The payment is accounted for as compensation for future services and recognized over the requisite service period.
The purchase price allocation is preliminary as of June 30, 2026. The most significant items pending completion include the identification of assets acquired and liabilities assumed, including income tax related matters, and final review of the intangible assets valuation. Adjustments to the preliminary allocation, including changes to intangible asset values and related amortization, may be recorded during the measurement period (up to one year from the acquisition date) as additional information becomes available.
The goodwill recognized reflects expected synergies of the combined company, the assembled workforce, and other intangible assets that do not qualify for separate recognition. Goodwill has been assigned to the Ritchie Bros. reporting unit and is expected to be deductible for income tax purposes.
BigIron revenue and net income included in the consolidated financial statements from the acquisition date are not material. BigIron revenue for the year ended December 31, 2025 was approximately $86.2 million (unaudited) and net income was not material.
BigIron acquisition-related and integration costs of $2.3 million, comprised primarily of transaction-related and post-acquisition compensation costs, were incurred during the three and six months ended June 30, 2026.
Blackmon
On April 13, 2026, the Company acquired the business assets of Blackmon Auctions (“Blackmon”), a U.S.-based auction provider serving the construction, transportation, agriculture, and real estate sectors. The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The purchase price allocation is preliminary as of June 30, 2026 and the purchase price of $17.0 million has been allocated primarily to customer relationships and goodwill.
Goodwill recognized of $8.7 million reflects the expected synergies of the combined company, the assembled workforce, and other intangible assets that do not qualify for separate recognition. Goodwill has been assigned to the Ritchie Bros. reporting unit and is expected to be deductible for tax purposes.
Blackmon revenue and net income included in the consolidated financial statements from the acquisition date are not material. The pro forma impact of the acquisition is not material to the Company's financial statements.

RB Global, Inc.	9

Blackmon acquisition-related and integration costs of $1.0 million, comprised primarily of transaction-related and post-acquisition compensation costs, were incurred during the three and six months ended June 30, 2026.
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
Goodwill recognized reflects expected synergies of the combined company, the assembled workforce, and other intangible assets that do not qualify for separate recognition. Goodwill has been assigned to the Ritchie Bros. reporting unit and is expected to be deductible for income tax purposes.
J.M. Wood acquisition-related and integration costs of $4.4 million and $9.2 million, substantially comprised of post-acquisition employment costs, were incurred during the three and six months ended June 30, 2026, respectively.
Note 4. Segment Information
The Company has one operating and reportable segment reflecting the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses performance and allocates resources.
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

RB Global, Inc.	10

The following table presents the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM, reconciled to the segment’s net income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenue	$1,317.1	$1,186.0	$2,551.7	$2,294.6
Significant segment expenses
Costs of services	381.6	353.9	746.7	715.8
Cost of inventory sold	360.9	286.4	667.6	521.4
Selling, general and administrative	210.8	222.2	425.0	427.2
Depreciation and amortization	130.4	116.7	257.1	231.2
Interest expense	42.4	47.5	86.4	97.4
Income tax expense	42.4	35.8	80.0	65.4
Other segment items[1]	5.0	13.8	9.7	13.2
Net income	$143.6	$109.7	$279.2	$223.0

[1]Other segment items consist of acquisition-related and integration costs, gain (loss) on disposition of property, plant and equipment, interest income, other income (loss), net, and foreign exchange gain (loss), as reported on the condensed consolidated income statements.

Note 5. Disaggregated Revenue
The following table presents revenue disaggregated by type:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Transactional seller revenue	$239.2	$241.0	$480.5	$457.8
Transactional buyer revenue	610.9	560.6	1,188.4	1,117.3
Marketplace services revenue	83.3	85.6	162.2	164.6
Total service revenue	933.4	887.2	1,831.1	1,739.7
Inventory sales revenue	383.7	298.8	720.6	554.9
Total revenue	$1,317.1	$1,186.0	$2,551.7	$2,294.6
The following table presents revenue disaggregated by geographic area, based on the location of the underlying auction activity or rendering of services:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$897.2	$815.7	$1,772.1	$1,670.4
Canada	207.0	213.8	358.8	338.7
Europe	80.9	78.6	186.4	169.2
Australia	98.1	53.1	169.5	70.2
Other	33.9	24.8	64.9	46.1
Total revenue	$1,317.1	$1,186.0	$2,551.7	$2,294.6
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

RB Global, Inc.	11

The Company's effective tax rate was 22.8% for the three months ended June 30, 2026. The variance from the Canadian statutory federal tax rate of 25.0%, comprised of the basic corporate rate of 38% less the 13% general rate reduction, relates primarily to the benefit related to Foreign-Derived Intangible Income ("FDII").
The Company's effective tax rate was 22.3% for the six months ended June 30, 2026. The variance from the Canadian statutory federal tax rate of 25.0%, relates primarily to the benefit related to FDII and deductions for stock-based compensation in excess of the related book expense.
The Company is routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge the manner in which the Company has filed its tax returns and reported its income.
On December 3, 2024, the Canada Revenue Agency ("CRA") issued the Company a Notice of Assessment and Statement of Interest for C$79.1 million ($55.8 million), for the taxation years 2010 through 2015, inclusive of C$37.7 million ($26.6 million) in income taxes, and C$41.4 million ($29.2 million) in interest and penalties. The CRA is asserting that one of the Company’s Luxembourg subsidiaries, which was in operation from 2010 to 2020, was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
In February 2025, the Company filed a Notice of Objection with the CRA as it believes it is and has been in full compliance with Canadian tax laws and it intends to pursue all available administrative and judicial remedies necessary to resolve this matter. In addition, the Company paid a deposit of C$39.5 million ($27.8 million) to the CRA in early February 2025, recorded within other non-current assets, the minimum required by law as part of the CRA’s objection process. In the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company. In June 2025, the Company filed a Notice of Appeal with the Tax Court of Canada. In October 2025, the Canadian Crown filed a response to the Company’s Notice of Appeal with the Tax Court of Canada maintaining the CRA’s assertion and requesting that the Company’s appeal be dismissed. The Company believes the Crown’s response is without merit and plans to continue to litigate.
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
At June 30, 2026 and December 31, 2025, the Company has not recorded any amounts relating to this matter in the consolidated financial statements, as it is the Company’s conclusion that it is more likely than not that the Company’s tax filing position will ultimately be sustained. The Company is unable to predict the ultimate outcome of this matter and the final disposition of any appeals, which could take numerous years to resolve.
Note 7. Earnings Per Share Available to Common Stockholders

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income available to common stockholders	$132.0	$99.5	$256.6	$202.4
Basic weighted average shares outstanding	185.8	185.4	185.9	185.1
Weighted-average effect of stock-based compensation awards	1.1	1.2	1.3	1.4
Diluted weighted average shares outstanding	186.9	186.6	187.2	186.5
Earnings per share available to common stockholders:
Basic	$0.71	$0.54	$1.38	$1.09
Diluted	$0.71	$0.53	$1.37	$1.09

RB Global, Inc.	12

Note 8. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

	Six months ended June 30,
	2026	2025
Trade and other receivables	$(125.1)	$(14.2)
Prepaid consigned vehicle charges	(3.9)	11.6
Inventory	1.0	12.2
Advances against auction contracts	(10.3)	(3.5)
Prepaid expenses and deposits	23.0	4.4
Income taxes	(8.2)	(77.2)
Auction proceeds payable	81.3	186.7
Trade and other liabilities	(180.1)	(131.6)
Operating lease obligations	(74.4)	(67.8)
Other[1]	4.3	(38.4)
Net changes in operating assets and liabilities	$(292.4)	$(117.8)

[1] 2025 includes the deposit paid to the CRA described in Note 6. Income Taxes.
Other Supplemental Cash Flow Information

	Six months ended June 30,
	2026	2025
Interest paid, net of interest capitalized	$85.0	$98.5
Interest received	5.9	6.9
Assets obtained in exchange for finance lease liabilities	16.2	50.2
Assets obtained in exchange for operating lease liabilities	83.7	59.0
Note 9. Fair Value Measurement
The following table presents the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		June 30, 2026		December 31, 2025
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$86.5	$87.2	$79.7	$80.8
Revolving Facilities loans	Level 2	598.5	598.5	137.5	137.5
TLA Facility loans	Level 2	965.2	971.1	995.3	999.3
Senior Secured Notes	Level 1	547.3	557.6	546.4	561.7
Senior Unsecured Notes	Level 1	793.1	829.8	792.4	837.0
The fair value of loans receivable with a maturity date greater than one year are determined by estimating discounted cash flows using market rates. The fair values of the Revolving Facilities loans and TLA Facility loans, before deduction of deferred debt issuance costs, approximate their carrying amounts as the interest rates are market-based and short-term in nature. The fair values of the Senior Secured Notes and Senior Unsecured Notes are determined by reference to quoted market prices in an over-the-counter broker market.
The fair value of derivative financial instruments was not material at June 30, 2026 or December 31, 2025. The gross notional amount of forward currency contracts outstanding at June 30, 2026 was $47.5 million (December 31, 2025 - $59.6 million).

RB Global, Inc.	13

Note 10. Trade and Other Receivables

	June 30, 2026	December 31, 2025
Trade accounts receivable	$414.1	$297.5
Advanced charges receivable	338.3	329.8
Loans receivable	80.7	57.7
Consumption taxes receivable	11.6	17.7
Other receivables	17.8	12.2
Trade and other receivables, gross	862.5	714.9
Less: allowance for credit losses	(8.1)	(8.6)
Trade and other receivables, net	$854.4	$706.3
The Company generally has possession of assets or asset titles collateralizing a significant portion of trade receivables. Trade receivables are typically due within seven days of the date of sale. Consumption taxes receivable are deemed fully recoverable unless disputed by the relevant tax authority. Other receivables are unsecured and non-interest bearing. The activity in the allowance for credit losses is not material for any periods presented.
Loans Receivable
The Company participates in fully collateralized lending arrangements secured by equipment and, in some cases, other assets. These arrangements typically have terms of one to five years. In an event of default, the Company is entitled to the proceeds of disposition of the collateral to recover the loans receivable balance. The related allowance for credit losses is not material.
Long-term loans receivable included within other non-current assets at June 30, 2026 was $5.8 million (December 31, 2025 - $22.0 million)
Note 11. Trade and Other Liabilities

	June 30, 2026	December 31, 2025
Accrued liabilities	$277.5	$348.1
Trade payables	136.0	142.3
Book overdrafts	179.7	232.9
Deferred revenue	16.6	18.9
Taxes payable	20.2	44.7
Current finance lease liabilities and equipment financing obligations	35.9	33.6
Share unit liabilities	12.5	11.1
Other payables	13.0	4.9
Trade and other liabilities	$691.4	$836.5
Accrued liabilities include $25.2 million (December 31, 2025: $18.3 million) of deferred payments relating to the J.M. Wood acquisition.
On March 26, 2026, the Government of Canada enacted legislation repealing the Digital Services Tax (“DST”), with retroactive effect. Upon enactment, the Company concluded that its DST obligations were legally extinguished and derecognized its previously recorded DST liability of $11.2 million. As a result, the Company recognized benefits of $5.4 million and $5.8 million during the first quarter of 2026 within costs of services and selling, general and administrative, respectively.

RB Global, Inc.	14

Note 12. Debt

	Maturity	Interest Rate[1]	June 30, 2026	December 31, 2025
Short-term debt
Revolving Facilities loans	Various	5.34%	$18.5	$137.5
Long-term debt
Revolving Facilities loans	April 2030	5.20%	580.0	—
CAD TLA Facility loans	April 2030	4.08%	68.6	73.0
USD TLA Facility loans	April 2030	5.16%	902.5	926.3
Senior Secured Notes	March 2028	6.75%	550.0	550.0
Senior Unsecured Notes	March 2031	7.75%	800.0	800.0
Less: Unamortized debt issuance costs			(15.5)	(15.3)
Total long-term debt			2,885.6	2,334.0
Less: Current portion of long-term debt			51.1	51.2
Long-term debt			$2,834.5	$2,282.8

[1] Interest rates on Revolving Facilities and TLA Facility loans reflect the weighted-average interest rates on borrowings as of June 30, 2026.
At June 30, 2026, the Company had undrawn Revolving Facilities commitments aggregating $685.5 million available until April 2030, subject to certain covenant restrictions, and undrawn uncommitted foreign credit facility capacity aggregating $15.0 million available indefinitely. The Company was in compliance with all financial and other covenants applicable to its debt agreements at June 30, 2026.
Credit Agreement
In 2016, the Company entered into a credit agreement with a syndicate of lenders (as amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement is comprised of multi-currency revolving facilities (collectively, the “Revolving Facilities”) and the Term Loan A facility (the “TLA Facility”). The TLA Facility is comprised of a facility denominated in U.S. dollars (the “USD TLA Facility”) and a facility denominated in Canadian dollars (the “CAD TLA Facility”).
On April 3, 2025, the Company amended the Credit Agreement to, among other things, increase the aggregate principal amount of Revolving Facilities from $750.0 million to $1.3 billion, reduce the USD TLA Facility from $1.225 billion to $950.0 million, reduce certain loan margins and fees, adjust certain covenants for more financial flexibility, and extend the maturity of the Credit Agreement from September 21, 2026 to April 3, 2030. Revolving Facilities and TLA Facility loans bear interest at a benchmark rate plus an applicable margin and the TLA Facility loans are subject to quarterly installment payments of 1.25% of principal, with the balance of the loans due upon maturity.
On May 14, 2026, the Company borrowed $300.0 million under the Revolving Facilities to fund the acquisition of BigIron.
Senior Secured and Unsecured Notes
On March 15, 2023, the Company completed the offering of (i) $550.0 million aggregate principal amount of 6.75% senior secured notes due March 15, 2028 (the “Senior Secured Notes”) and (ii) $800.0 million aggregate principal amount of 7.75% senior unsecured notes due March 15, 2031 (the “Senior Unsecured Notes”, and together with the Senior Secured Notes, the “Notes”). Interest on the Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis and the Senior Unsecured Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
Note 13. Temporary Equity, Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common shares and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of June 30, 2026. The Series A Senior Preferred Shares carry a 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor. The Series A Senior Preferred Shares have no par value.

RB Global, Inc.	15

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
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change in control has been assessed as not probable at June 30, 2026.
Holders of the Series A Senior Preferred Shares are entitled to vote together with the common shares on an as-converted basis on all matters permitted by applicable law, subject to certain exceptions to enable compliance with applicable antitrust law. The Series A Senior Preferred Shares rank, with respect to rights as to dividends, distributions, redemptions and payments upon the liquidation, dissolution and winding up of the Company, (a) senior to all of the junior preferred stock, common shares and any other class or series of capital shares of the Company, issued or authorized after the Series A Senior Preferred Shares issuance date, the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series A Senior Preferred Shares, (b) on a parity basis with each other class or series of capital shares issued or authorized after the Series A Senior Preferred Shares issuance date, the terms of which expressly provide that such class or series ranks on a parity basis with the Series A Senior Preferred Shares, and (c) junior with each other class or series of capital shares issued or authorized after the Series A Senior Preferred Shares issuance date, the terms of which expressly provide that such class or series ranks on a senior basis to the Series A Senior Preferred Shares.
During the three and six months ended June 30, 2026, holders of the Series A Senior Preferred Shares were paid preferred dividends of $6.7 million and $13.4 million, respectively, (three and six months ended June 30, 2025 - $6.7 million and $13.4 million, respectively) and participating dividends of $2.1 million and $4.2 million, respectively (three and six months ended June 30, 2025 - $1.9 million and $3.8 million, respectively).
Redeemable Non-controlling Interest
Redeemable non-controlling interest related to the put/call agreement with one of the minority unitholders of VeriTread, under which the holder could put its remaining 21% interest to the Company if certain performance targets were met.
In January 2026, the minority unitholder exercised its put option, and the Company acquired the remaining redeemable non-controlling interest for approximately $12.3 million, reducing the redeemable non-controlling interest to nil. Subsequently, the Company also acquired the remaining interest held by the other remaining non-controlling interest holder and now owns 100% of VeriTread.
Common Stock Dividends

Declaration date	Record date	Payment date	Dividend per share	Dividends
January 20, 2026	February 9, 2026	March 2, 2026	$0.31	$57.6
May 1, 2026	May 27, 2026	June 18, 2026	0.31	57.5
On July 21, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per common share, payable on September 17, 2026, to common stockholders of record on August 25, 2026.
Common Stock Repurchase Program
During the first quarter of 2026, the Company obtained Toronto Stock Exchange approval to commence a normal course issuer bid (“NCIB”) to purchase up to the lesser of (a) 10.0 million Company common shares, and (b) that number of Company common shares worth an aggregate of $500.0 million.
The Company repurchased and retired approximately 1.5 million of Company common shares for proceeds of $150.0 million during the three months ended June 30, 2026. As of June 30, 2026, $350.0 million remains available and authorized for common stock repurchases under the NCIB.

RB Global, Inc.	16

Note 14. Stock-Based Compensation
The following table presents stock-based compensation expense by condensed consolidated income statement classification:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	17.9	25.8	33.2	41.2
Acquisition-related and integration costs	—	0.2	0.3	0.4
Stock-based compensation expense	$17.9	$26.0	$33.5	$41.6
Share units
The following table presents share unit activity for the six months ended June 30, 2026 (actual number of units; weighted-average grant-date fair value per share unit):

	Performance Share Units (Performance Conditions)		Performance Share Units (Market Conditions)		Restricted Share Units
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2025	374,181	$82.06	374,181	$126.89	756,197	$86.30
Granted	128,423	98.46	128,423	133.03	250,949	98.84
Vested and settled	(74,168)	58.09	(74,168)	85.33	(305,446)	74.68
Forfeited	(849)	94.03	(849)	142.39	(11,106)	95.72
Outstanding at June 30, 2026	427,587	$91.12	427,587	$135.91	690,594	$95.84
Performance Share Units ("PSUs")
During the six months ended June 30, 2026, the Company granted PSUs to executives and senior employees, approximately half of which have service and performance vesting conditions and approximately half of which have service and market vesting conditions. The PSUs cliff vest after three years.
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
Restricted Share Units ("RSUs")
During the six months ended June 30, 2026, the Company granted RSUs to employees which have service vesting conditions. The RSUs vest over a three-year graded vesting period.

RB Global, Inc.	17

Note 15. Leases
The following table presents the components of lease expense:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$66.8	$64.7	$133.2	$127.7
Finance lease cost
Amortization of leased assets	5.6	4.8	11.1	8.7
Interest on lease liabilities	1.5	0.9	2.9	1.7
Short-term lease cost	2.8	2.6	5.9	5.9
Sublease income	(1.5)	(0.4)	(3.0)	(0.7)
	$75.2	$72.6	$150.1	$143.3
Note 16. Contingencies
Legal and Other Claims
The Company is subject to legal and other claims that arise in the ordinary course of business. Management does not believe that the results of these claims will have a material effect on the Company’s condensed consolidated balance sheets or condensed consolidated income statements.
Guarantee Contracts
In the normal course of business, the Company may guarantee a consignor a minimum payout in connection with the sale at auction of that consignor’s equipment. At June 30, 2026, there were $103.0 million of assets guaranteed under contract, of which 94% are expected to be sold prior to September 30, 2026. The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

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
Overview
For a complete overview of our business, refer to Part I, Item 1: Business of our Annual Report on Form 10-K for the year ended December 31, 2025. The Company completed the acquisitions of BigIron Auction Company ("BigIron") and Blackmon Auctions ("Blackmon") during the second quarter of 2026.
During the second quarter of 2026, we revised our sector presentation. Historically, we organized sector disclosures into (i) Automotive, (ii) Commercial, Construction and Transportation ("CC&T"), and (iii) Other. Under the revised presentation, the former CC&T sector and certain asset categories previously included in Other have been combined into Heavy Equipment & Transportation ("HE&T").
HE&T includes heavy equipment and machinery, commercial transportation assets, and equipment serving the agriculture, forestry and energy industries. Other primarily includes consumer items, real estate, and dismantled vehicle parts1. The composition of Automotive is unchanged and continues to include both salvage and non-salvage, or remarketed, passenger vehicles. Each sector includes both salvage and non-salvage transactions across all of our marketplace brands.
Prior-period GTV and lots sold information has been recast to conform to the current presentation. The recast relates solely to the classification of amounts between sectors and does not impact total consolidated GTV or lots sold.
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
1 Until June 21, 2025, the date of deconsolidation of our parts dismantling business in connection with the LKQ SYNETIQ transaction described in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

RB Global, Inc.	19

Financial Highlights
For the second quarter of 2026, as compared to the second quarter of 2025:
•Total GTV increased 11% to $4.7 billion
•Total revenue increased 11% to $1.3 billion
◦Service revenue increased 5% to $933.4 million
◦Inventory sales revenue increased 28% to $383.7 million
•Net income increased 31% to $143.6 million
•Net income available to common stockholders increased 33% to $132.0 million
•Diluted earnings per share (“EPS”) available to common stockholders increased 34% to $0.71 per share
•Diluted adjusted EPS available to common stockholders increased 6% to $1.13 per share
•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 6% to $387.2 million
Macroeconomic Conditions and Trends
Various macroeconomic conditions and trends, including inflationary pressures, actual or potential tariffs, and volatility in interest rates, affect our business, GTV, and operating costs. GTV may be further influenced by unit volume growth and changes in average selling prices, which in part are driven by prevailing market conditions.
Heavy Equipment & Transportation
Industry volumes are influenced by a broad range of factors, including macroeconomic conditions, demographic trends, government initiatives, infrastructure investment, ongoing investment in food and farm productivity, and commodity prices. Structural shifts in the market, such as the expansion of data centers, increased manufacturing activity, and re‑shoring efforts, also play a significant role in shaping demand. We continued to observe early indications of improving seller confidence in select end markets, supported by stabilizing values for used equipment and continued strength in large-scale construction projects. However, customer decision-making became more deliberate during the second quarter as uncertainty increased.
Automotive
Industry unit volume growth is influenced by both the total number of accidents and the proportion of those accidents classified as total losses. Accident frequency is primarily driven by the number of vehicles in operation and aggregate miles traveled. A substantial percentage of these accidents are insured, and insurer involvement plays an important role in determining whether a vehicle is deemed a total loss. At the same time, underinsured accidents continue to create headwinds for industry volumes, as insufficient coverage may delay or reduce total‑loss designations and thereby limit the flow of vehicles into salvage channels.
Total‑loss determinations are shaped by several factors, including used vehicle pricing, vehicle age, design complexity, technology content, and repair costs. In the second quarter of 2026, the inflation differential between automotive repair costs and used vehicle prices remained positive. This dynamic supports a higher percentage of total‑loss determinations relative to overall accidents, creating a favorable environment for salvage activity despite the moderating impact of underinsured incidents.
Recent Developments
•On May 15, 2026, the Company completed its acquisition of BigIron, a U.S.-based online marketplace for agricultural equipment, land, and livestock. The acquisition is expected to accelerate the Company’s strategic expansion into the U.S. agriculture sector.
•On April 13, 2026, the Company acquired the business assets of Blackmon, a U.S.-based auction provider serving the construction, transportation, agriculture, and real estate sectors. The acquisition is expected to strengthen the Company’s presence and expand its footprint in the south central U.S.
•The Company repurchased and retired 1.5 million of common shares for proceeds of $150.0 million during the second quarter of 2026. As of June 30, 2026, $350.0 million remains available and authorized for common stock repurchases under the Normal Course Issuer Bid approved in the first quarter of 2026.
•On July 21, 2026, the Company increased its quarterly cash dividend from $0.31 to $0.33 per common share. Refer to Dividend Information for further information.

RB Global, Inc.	20

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Service revenue	$933.4	$887.2	5%	$1,831.1	$1,739.7	5%
Inventory sales revenue	383.7	298.8	28%	720.6	554.9	30%
Total revenue	1,317.1	1,186.0	11%	$2,551.7	$2,294.6	11%
Costs of services	381.6	353.9	8%	746.7	715.8	4%
Cost of inventory sold	360.9	286.4	26%	667.6	521.4	28%
Selling, general and administrative	210.8	222.2	(5)%	425.0	427.2	(1)%
Acquisition-related and integration costs	7.7	2.7	185%	13.9	5.8	140%
Depreciation and amortization	130.4	116.7	12%	257.1	231.2	11%
Total operating expenses	1,091.4	981.9	11%	$2,110.3	$1,901.4	11%
Gain (loss) on disposition of property, plant and equipment	(0.9)	—	NM	0.9	0.4	125%
Loss on deconsolidation	—	(15.5)	NM	—	(15.5)	NM
Operating income	$224.8	$188.6	19%	$442.3	$378.1	17%

Net income	$143.6	$109.7	31%	279.2	223.0	25%
Net income available to common stockholders	132.0	99.5	33%	256.6	202.4	27%
Effective tax rate	22.8%	24.6%	(180)bps	22.3%	22.7%	(40)bps

Service GTV	$4,289.0	$3,899.3	10%	8,293.0	7,472.1	11%
Inventory GTV	383.7	298.8	28%	720.6	554.9	30%

Inventory return	$22.8	$12.4	84%	$53.0	$33.5	58%
Inventory rate	5.9%	4.1%	180bps	7.4%	6.0%	140bps

NM - Not meaningful
Gross Transaction Value
The following tables present total GTV by geography and by sector for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
United States	$3,428.8	$2,955.2	16%	$6,774.7	$6,016.3	13%
Canada	823.1	906.2	(9)%	1,391.5	1,395.0	—%
International	420.8	336.7	25%	847.4	615.7	38%
Total GTV	$4,672.7	$4,198.1	11%	$9,013.6	$8,027.0	12%

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Automotive	$2,448.7	$2,161.5	13%	$4,737.9	$4,306.2	10%
Heavy Equipment & Transportation	2,076.6	1,928.1	8%	4,020.1	3,490.8	15%
Other	147.4	108.5	36%	255.6	230.0	11%
Total GTV	$4,672.7	$4,198.1	11%	$9,013.6	$8,027.0	12%

RB Global, Inc.	21

The following table presents total lots sold by sector for the periods indicated (thousands of lots sold):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Automotive	658.8	595.9	11%	1,290.1	1,221.5	6%
Heavy Equipment & Transportation	200.0	186.4	7%	379.4	342.9	11%
Other	52.4	64.9	(19)%	99.2	137.9	(28)%
Total lots sold	911.2	847.2	8%	1,768.7	1,702.3	4%
GTV increased 11% in the second quarter of 2026 and 12% in the first six months of 2026, primarily due to strong performance in the Automotive and HE&T sectors, supported by the inclusion of the results of J.M. Wood Auction Co., Inc. ("J.M. Wood"), acquired in the third quarter of 2025, Smith Broughton Pty Ltd (“Smith Broughton”), acquired in the fourth quarter of 2025, and BigIron, acquired in the second quarter of 2026.
Automotive
Automotive GTV increased 13% in the second quarter of 2026 and 10% in the first six months of 2026, primarily due to increases in average price per lot sold and unit volume, driven by market share gains and organic growth in the United States and International regions. These increases were partially offset by lower unit volumes in Canada.
Heavy Equipment & Transportation
HE&T GTV increased 8% in the second quarter of 2026, primarily due to the inclusion of J.M. Wood, BigIron, and Smith Broughton. Excluding the impact of these acquisitions, HE&T GTV decreased slightly due to lower unit volumes in Canada, partially offset by higher unit volumes in the International and United States regions.
HE&T GTV increased 15% in the first six months of 2026, primarily due to the inclusion of J.M. Wood, BigIron, and Smith Broughton. Excluding the impact of these acquisitions, HE&T GTV increased due to a higher average price per lot sold and higher unit volumes.
Service Revenue
The following table presents service revenue disaggregated by type for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Transactional seller revenue	$239.2	$241.0	(1)%	$480.5	$457.8	5%
Transactional buyer revenue	610.9	560.6	9%	1,188.4	1,117.3	6%
Marketplace services revenue	83.3	85.6	(3)%	162.2	164.6	(1)%
Total service revenue	$933.4	$887.2	5%	$1,831.1	$1,739.7	5%
Transactional seller revenue
Transactional seller revenue decreased 1% in the second quarter of 2026, primarily due to Automotive price incentives tied to transaction volumes, including the impact of a customer contract executed during the second quarter that provides rebates based on full-year transaction volumes, and lower HE&T service GTV, partially offset by the inclusion of BigIron and J.M. Wood.
Transactional seller revenue increased 5% in the first six months of 2026, primarily due to the inclusion of the J.M. Wood and BigIron, Automotive and HE&T service GTV growth, and a higher HE&T average seller commission rate due to a favorable contract mix, partially offset by the impact of Automotive price incentives tied to transaction volumes.
Transactional buyer revenue
Transactional buyer revenue increased 9% in the second quarter of 2026 and 6% in the first six months of 2026, driven by higher Automotive GTV and higher HE&T GTV, due to the inclusion of J.M. Wood and BigIron, partially offset by lower average buyer fee rate due to acquired businesses contributing at lower rates.
Inventory Sales Revenue
Inventory sales revenue increased 28% in the second quarter of 2026 and 30% in the first six months of 2026, primarily due to higher HE&T inventory sales driven by higher unit volumes and contract mix, and the inclusion of J.M. Wood and Smith Broughton. These increases were partially offset by lower Automotive inventory sales.

RB Global, Inc.	22

Costs of Services
Costs of services increased 8% in the second quarter of 2026, primarily due to Automotive sector volume growth, which drove higher tow costs, employee compensation costs, property costs, and search and titling fees, and the inclusion of employee compensation costs related to recently acquired companies.
Costs of services increased 4% in the first six months of 2026 for the reasons discussed above, partially offset by the recovery of accrued Canadian Digital Services Tax ("DST") relating to the period of July 1, 2024 to March 26, 2026, recorded in the first quarter of 2026 following its repeal on March 26, 2026. Note that DST incurred post-July 1, 2024 was previously recorded within cost of services, while the retrospectively enacted portion, relating to the period of January 1, 2022 to June 30, 2024, was previously recorded within selling, general and administrative.
Cost of Inventory Sold and Inventory Rate
Inventory rate increased 180bps to 5.9% in the second quarter of 2026 and 140bps to 7.4% in the first six months of 2026, primarily due to favorable pricing in the HE&T sector in all regions.
Selling, General and Administrative
Selling, general and administrative expenses decreased 5% in the second quarter of 2026, primarily due to decreases in employee compensation costs, including share-based payment expense, and lower professional fees driven by the non-recurrence of the debt refinancing and certain other strategic initiatives which occurred in the second quarter of 2025. These decreases were partially offset by the inclusion of recently acquired companies, increased travel, advertising and promotion costs associated with industry events, and increased software license costs.
Selling, general and administrative expenses decreased 1% in the first six months of 2026 for the same reasons discussed above and the recovery of the portion of accrued DST recorded within selling, general and administrative recorded in the first quarter of 2026.
Acquisition-related and Integration Costs
Acquisition-related and integration costs increased 185% in the second quarter of 2026 and 140% for the first six months of 2026, primarily due to expense recognized over the requisite service periods for acquisition-related deferred payment arrangements, associated with the acquisitions of J.M. Wood and BigIron.
Operating Income
Operating income increased 19% in the second quarter of 2026 and 17% in the first six months of 2026, primarily driven by higher flow-through from service revenue, increased inventory return, the non-recurrence of the loss on deconsolidation associated with the LKQ SYNETIQ transaction recognized in the second quarter of 2025, and lower selling, general and administrative expenses. These increases were partially offset by higher depreciation and amortization expense.
Income Tax Expense and Effective Tax Rate
The effective tax rate decreased 180 bps to 22.8% in the second quarter of 2026 and 40 bps to 22.3% in the first six months of 2026, primarily due to a lower valuation allowance and a higher estimated Foreign-Derived Intangible Income ("FDII") benefit compared to the comparative quarter. These favorable impacts were partially offset by a higher estimate of non-deductible expenses.
Net Income Available to Common Stockholders
Net income available to common stockholders increased 33% in the second quarter of 2026 and 27% in the first six months of 2026, primarily due to higher operating income as discussed above, and lower interest expense. These increases were partially offset by an increase in income tax expense.

RB Global, Inc.	23

U.S. Dollar Exchange Rate Comparison
We conduct global operations in various currencies. The following table presents the variance in select foreign exchange rates over the comparative reporting periods:

Value of one local currency to U.S. dollar	2026	2025	% Change
Period-end exchange rate - June 30,
Canadian dollar	0.70	0.73	(4)%
Euro	1.14	1.18	(3)%
British pound sterling	1.33	1.37	(3)%
Australian dollar	0.69	0.66	5%
Average exchange rate - Three months ended June 30,
Canadian dollar	0.72	0.72	—%
Euro	1.16	1.13	3%
British pound sterling	1.34	1.33	1%
Australian dollar	0.71	0.64	11%
Average exchange rate - Six months ended June 30,
Canadian dollar	0.73	0.71	2%
Euro	1.17	1.09	7%
British pound sterling	1.34	1.30	4%
Australian dollar	0.70	0.63	11%
Foreign exchange did not have a material impact on our results of operations in the second quarter of 2026, when compared to the corresponding period in the prior year.
Liquidity and Capital Resources
Our liquidity is primarily affected by fluctuations in cash flow from operations, significant acquisitions, dividend payments, capital spending, common share repurchases, and repayments of debt. We are also committed under various letters of credit and provide certain guarantees in the normal course of business.
We believe our principal sources of liquidity, which include cash and cash equivalents, cash flow from operations, and unused capacity under our revolving credit facilities of $700.5 million (discussed in further detail below), are sufficient to fund current and planned operating activities. In the current interest rate environment, we will continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
Our most significant short-term cash requirements include, among others, (i) dividend payments, (ii) settlements with consignors, (iii) employee compensation, with the majority of annual short-term incentive compensation paid annually in the first quarter, (iv) income tax installments, (v) scheduled debt repayments and interest payments, (vi) committed information technology and other capital expenditures, (vii) lease and equipment financing obligation payments, and (viii) other working capital requirements. We may also repurchase common shares pursuant to our common stock repurchase program.
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

RB Global, Inc.	24

Our Credit Agreement includes multi-currency revolving credit facilities (the “Revolving Facilities”). Unused capacity under our Revolving Facilities is as follows:

	June 30, 2026	December 31, 2025
Committed
Multicurrency revolving credit facilities	$1,300.0	$1,300.0
Uncommitted
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities	$1,315.0	$1,315.0
Unused
Multicurrency revolving credit facilities	$685.5	$1,146.1
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities unused	$700.5	$1,161.1
Our ability to borrow under the Credit Agreement is subject to compliance with financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all financial and other covenants applicable to our debt agreements at June 30, 2026. In the event of a sustained deterioration of global markets and economies, we expect the covenants pertaining to our leverage ratio would be the most restrictive to our ability to access funding under the Credit Agreement. We continually evaluate courses of action to maintain current levels of liquidity and compliance with our debt covenants.
If we were to consider further acquisitions to deliver on our strategic growth drivers, we may seek financing through the equity or debt markets. The issuance of additional equity securities may result in dilution to existing shareholders. Issuance of preferred equity securities could provide for rights, preferences or privileges senior to those of our common shares. Further, this additional capital may not be available on reasonable terms, or at all.
Cash Flows

	Six months ended June 30,
	2026	2025	Change
Cash provided by (used in):
Operating activities	$365.8	$483.3	$(117.5)
Investing activities	(524.3)	(227.9)	(296.4)
Financing activities	127.6	(130.9)	258.5
Effect of changes in foreign currency rates	(8.2)	22.7	(30.9)
Net decrease in cash, cash equivalents, and restricted cash	$(39.1)	$147.2	$(186.3)
The decrease in net cash provided by operating activities was primarily due to an unfavorable net change in operating assets and liabilities, partially offset by higher net income. The unfavorable net change in operating assets and liabilities was primarily due to the timing and size of auctions and settlement of accrued liabilities, including the final arbitration ruling to the former-CEO. These unfavorable net changes were partially offset by the timing of income tax installment payments and book overdrafts, and the non-repeat of the deposit paid to the CRA in the first quarter of 2025.
The increase in net cash used in investing activities was primarily due to the acquisitions of BigIron and Blackmon, net of cash received.
The increase in net cash provided by financing activities was primarily due to higher borrowings under our Credit Agreement, including a borrowing of $300.0 million to fund the acquisition of BigIron, partially offset by $150.0 million of repurchases and retirements of common stock.
Dividend Information
We declared and paid a dividend of $0.31 per common share during the three months ended June 30, 2026. We declared, but have not yet paid, a dividend of $0.33 per common share subsequent to June 30, 2026. All dividends that we pay are “eligible dividends” for Canadian income tax purposes, unless otherwise indicated.

RB Global, Inc.	25

Critical Accounting Policies and Estimates
At June 30, 2026, there were no material changes to our critical accounting policies, judgments, estimates and assumptions from those disclosed in Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Adjusted Net Income Available to Common Stockholders and Diluted Adjusted EPS Available to Common Stockholders
We believe that adjusted net income available to common stockholders provides useful information about the growth or decline of our net income available to common stockholders for the relevant financial period and eliminates the financial impact of adjusting items we do not consider to be part of our normal operating results. Diluted adjusted EPS available to common stockholders eliminates the financial impact of adjusting items from net income available to common stockholders that we do not consider to be part of our normal operating results. Please refer to page 31 for a summary of adjusting items.
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

RB Global, Inc.	26

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our condensed consolidated financial statements:

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net income available to common stockholders	$132.0	$99.5	33%	$256.6	$202.4	27%
Stock-based compensation expense	17.9	25.2	(29)%	33.2	39.6	(16)%
Acquisition-related and integration costs	7.7	2.7	185%	13.9	5.8	140%
Restructuring costs	2.4	1.1	118%	4.8	2.9	66%
Amortization of acquired intangible assets	74.2	68.3	9%	146.8	136.6	7%
(Gain) loss on disposition of property, plant and equipment and related costs	0.9	—	NM	(0.9)	(0.2)	(350)%
Executive transition costs	—	3.1	NM	—	5.8	NM
Loss on divestiture and deconsolidation, net and related costs	—	19.7	NM	—	19.7	NM
Debt refinancing costs	—	3.9	NM	—	3.9	NM
Other legal, advisory and non-income tax expense	3.3	3.1	6%	3.4	4.9	(31)%
Related tax effects of the above	(24.8)	(22.4)	(11)%	(52.0)	(49.7)	(5)%
Related allocation of the above to Series A Senior Preferred Shares	(2.9)	(3.7)	(22)%	(5.3)	(6.0)	12%
Adjustment of redeemable non-controlling interest	—	—	NM	(0.4)	—	NM
Adjusted net income available to common stockholders	$210.7	$200.5	5%	$400.1	$365.7	9%
Weighted average number of dilutive shares outstanding	186.9	186.6	—%	187.2	186.5	—%
Diluted earnings per share available to common stockholders	$0.71	$0.53	34%	$1.37	$1.09	26%
Diluted adjusted earnings per share available to common stockholders	$1.13	$1.07	6%	$2.14	$1.96	9%

NM - Not meaningful

RB Global, Inc.	27

Adjusted EBITDA
We believe adjusted EBITDA provides useful information and is a key performance measure because it facilitates operating performance comparisons from period to period and it provides management with the ability to monitor its controllable incremental revenues and costs.
Adjusted EBITDA is calculated by adding depreciation and amortization, interest expense, and income tax expense, and subtracting interest income from net income, as well as adding back the adjusting items as described on page 31.
The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our condensed consolidated financial statements:

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net income	$143.6	$109.7	31%	$279.2	$223.0	25%
Add: depreciation and amortization	130.4	116.7	12%	257.1	231.2	11%
Add: interest expense	42.4	47.5	(11)%	86.4	97.4	(11)%
Less: interest income	(3.3)	(4.0)	(18)%	(5.9)	(7.0)	(16)%
Add: income tax expense	42.4	35.8	18%	80.0	65.4	22%
EBITDA	355.5	305.7	16%	696.8	610.0	14%
Stock-based compensation expense	17.9	25.2	(29)%	33.2	39.6	(16)%
Acquisition-related and integration costs	7.7	2.7	185%	13.9	5.8	140%
Restructuring costs	2.4	1.1	118%	4.8	2.9	66%
(Gain) loss on disposition of property, plant and equipment and related costs	0.9	—	NM	(0.9)	(0.2)	350%
Executive transition costs	—	3.1	NM	—	5.8	NM
Loss on divestiture and deconsolidation, net and related costs	—	19.7	NM	—	19.7	NM
Debt refinancing costs	—	3.9	NM	—	3.9	NM
Other legal, advisory and non-income tax expense	2.8	3.1	(10)%	2.1	4.9	(57)%
Adjusted EBITDA	$387.2	$364.5	6%	$749.9	$692.4	8%

NM - Not meaningful

RB Global, Inc.	28

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

At and for the twelve months ended June 30,	2026	2025	% Change
Short-term debt	$18.5	$89.1	(79)%
Long-term debt	2,885.6	2,581.1	12%
Debt	2,904.1	2,670.2	9%
Less: cash and cash equivalents	(524.9)	(710.2)	(26)%
Adjusted net debt	2,379.2	1,960.0	21%
Net income	$483.8	$417.4	16%
Add: depreciation and amortization	509.3	457.6	11%
Add: interest expense	180.6	207.3	(13)%
Less: interest income	(13.8)	(19.8)	(30)%
Add: income tax expense	122.6	133.6	(8)%
EBITDA	1,282.5	1,196.1	7%
Stock-based compensation expense	70.3	64.5	9%
Acquisition-related and integration costs	27.5	17.9	54%
Restructuring costs	19.1	2.9	559%
Gain on disposition of property, plant and equipment and related costs	(2.7)	—	NM
Executive transition costs	47.9	8.8	444%
(Gain) loss on divestiture and deconsolidation, net and related costs	(3.9)	19.7	NM
Debt refinancing costs	—	3.9	NM
Other legal, advisory and non-income tax expense	16.5	8.2	101%
Adjusted EBITDA	$1,457.2	$1,322.0	10%
Debt/net income	6.0 x	6.4 x	(6)%
Adjusted net debt/adjusted EBITDA	1.6 x	1.5 x	7%

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

RB Global, Inc.	29

The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests, which is the most directly comparable GAAP measure in, or calculated from, our condensed consolidated financial statements:

At and for the twelve months ended June 30,	2026	2025	% Change
Net income attributable to controlling interests	$484.2	$417.8	16%
Add:
Interest expense	180.6	207.3	(13)%
Interest income	(13.8)	(19.8)	(30)%
Interest, net	166.8	187.5	(11)%
Tax on interest, net	(37.7)	(45.5)	(17)%
Reported return	$613.3	$559.8	10%
Add:
Stock-based compensation expense	$70.3	$64.5	9%
Acquisition-related and integration costs	27.5	17.9	54%
Restructuring costs	19.1	2.9	559%
Amortization of acquired intangible assets	292.6	272.9	7%
Gain on disposition of property, plant and equipment and related costs	(2.7)	—	NM
Executive transition costs	47.9	8.8	444%
(Gain) loss on divestiture and deconsolidation, net and related costs	(3.9)	19.7	NM
Debt refinancing costs	—	3.9	NM
Other legal, advisory and non-income tax expense	18.5	8.2	126%
Related tax effects of the above	(116.8)	(92.5)	26%
Adjusted return	$965.8	$866.1	12%

Short-term debt - opening balance	$89.1	$29.9	198%
Short-term debt - ending balance	18.5	89.1	(79)%
Average short-term debt	53.8	59.5	(10)%
Long-term debt - opening balance	2,581.1	2,826.9	(9)%
Long-term debt - ending balance	2,885.6	2,581.1	12%
Average long-term debt	2,733.4	2,704.0	1%
Preferred equity - opening balance	482.0	482.0	—%
Preferred equity - ending balance	482.0	482.0	—%
Average preferred equity	482.0	482.0	—%
Stockholders' equity - opening balance	5,452.6	5,155.3	6%
Stockholders' equity - ending balance	5,567.9	5,452.6	2%
Average stockholders' equity	5,510.3	5,304.0	4%
Average invested capital	$8,779.5	$8,549.5	3%

ROIC	7.0%	6.5%	50bps
Adjusted ROIC	11.0%	10.1%	90bps

NM - Not meaningful

RB Global, Inc.	30

Adjusting Items
Second quarter of 2026
•$17.9 million stock-based compensation expense.
•$7.7 million of acquisition-related and integration costs, primarily related to the J.M. Wood, BigIron and Blackmon acquisitions.
•$2.4 million of restructuring costs, primarily severance relating to organizational changes.
•$74.2 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$0.9 million loss on disposition of property, plant and equipment and related costs.
•$3.3 million of other legal, advisory, and non-income tax expense, primarily consisting of certain legal costs associated with isolated matters not expected to recur in the ordinary course of business, professional and legal fees associated with transactions and strategic initiatives, and accretion1 associated with the J.M. Wood acquisition deferred payment liability.
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
The adjusting items recognized in the comparative quarters are discussed in Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.
1 Does not impact Adjusted EBITDA.

RB Global, Inc.	31

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three and six months ended June 30, 2026 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of June 30, 2026. Based on this evaluation, the CEO and CFO concluded that, as of that date, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated, communicated to management as appropriate, and recorded, processed, summarized, and reported within the time periods specified by Securities and Exchange Commission rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

RB Global, Inc.	32

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
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
Common stock repurchase activity during the three months ended June 30, 2026 was as follows (in millions, except number of shares and average price paid per share):

Periods	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
April 1 to April 30, 2026	—	$—	—	$—
May 1 to May 31, 2026	1,105,885	103.72	1,105,885	385.5
June 1 to June 30, 2026	339,534	104.68	339,534	350.0
	1,445,419		1,445,419

1 On March 9, 2026, the Company announced that its board of directors authorized a new share repurchase program under which the Company may purchase up to the lesser of (a) 10.0 million Company common shares, and (b) that number of Company common shares with an aggregate purchase price of $500.0 million.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

RB Global, Inc.	33

ITEM 6:    EXHIBITS
Exhibits
The exhibits listed in below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

RB Global, Inc.	34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: August 4, 2026	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: August 4, 2026	By:	/s/ Eric J. Guerin
Eric J. Guerin Chief Financial Officer

RB Global, Inc.	35