Form 10-Q
period 2026-09-30
RB GLOBAL INC.
filed 2026-11-09
CIK 1046102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of common shares outstanding as of November 2, 2026 was 181.3 million.

RB GLOBAL, INC.
FORM 10-Q
For The Quarterly Period Ended September 30, 2026

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
While we have not described all potential risks related to our business and owning our common shares, the important factors discussed in Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, which is available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR+ at www.sedarplus.ca, are among those that we believe could materially affect our performance or could cause our actual financial and operational results to differ significantly from our expectations. Except as required by applicable securities law and regulations of relevant securities exchanges, we do not intend to update publicly any forward-looking statements, even if our expectations have been affected by new information, future events, or other developments.

PART I – FINANCIAL INFORMATION
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Income Statements (Unaudited; in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$927.9	$845.0	$2,759.0	$2,584.7
Inventory sales revenue	346.5	247.7	1,067.1	802.6
Total revenue	1,274.4	1,092.7	3,826.1	3,387.3
Operating expenses:
Costs of services	378.0	353.0	1,124.7	1,068.8
Cost of inventory sold	328.4	236.1	996.0	757.5
Selling, general and administrative	211.8	217.8	636.8	645.0
Acquisition-related and integration costs	7.8	4.0	21.7	9.8
Depreciation and amortization	133.0	124.7	390.1	355.9
Total operating expenses	1,059.0	935.6	3,169.3	2,837.0
Gain on disposition of property, plant and equipment	1.5	1.2	2.4	1.6
Loss on deconsolidation	—	—	—	(15.5)
Operating income	216.9	158.3	659.2	536.4
Interest expense	(49.1)	(48.2)	(135.5)	(145.6)
Interest income	4.3	3.6	10.2	10.6
Other income (loss), net	17.0	(1.6)	15.5	(0.7)
Foreign exchange loss	(2.6)	(0.4)	(3.7)	(0.6)
Income before income taxes	186.5	111.7	545.7	400.1
Income tax expense	46.3	16.5	126.3	81.9
Net income	140.2	95.2	419.4	318.2
Net income (loss) attributable to non-controlling interests	0.1	(0.3)	0.3	(0.5)
Net income attributable to controlling interests	140.1	95.5	419.1	318.7
Cumulative dividends on Series A Senior Preferred Shares	(6.7)	(6.7)	(20.1)	(20.1)
Allocated earnings to Series A Senior Preferred Shares	(4.7)	(3.1)	(14.1)	(10.5)
Adjustment of redeemable non-controlling interest	—	(5.0)	0.4	(5.0)
Net income available to common stockholders	$128.7	$80.7	$385.3	$283.1

Basic earnings per share available to common stockholders	$0.70	$0.43	$2.08	$1.53
Diluted earnings per share available to common stockholders	$0.70	$0.43	$2.07	$1.52
Basic weighted average shares outstanding	183.3	185.6	185.0	185.3
Diluted weighted average shares outstanding	184.2	187.1	186.2	186.7
See accompanying notes.

RB Global, Inc. Form 10-Q	1

Condensed Consolidated Statements of Comprehensive Income (Unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$140.2	$95.2	$419.4	$318.2
Other comprehensive income, net of income tax
Foreign currency translation adjustment	(2.9)	(22.8)	(36.7)	62.2
Comprehensive income	137.3	72.4	382.7	380.4
Comprehensive income (loss) attributable to non-controlling interests	0.1	(0.1)	0.3	0.1
Comprehensive loss attributable to redeemable non-controlling interests	—	(0.3)	—	(0.5)
Comprehensive income attributable to controlling interests	$137.2	$72.8	$382.4	$380.8
See accompanying notes.

RB Global, Inc. Form 10-Q	2

Condensed Consolidated Balance Sheets (Unaudited; in millions except per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$512.4	$531.5
Restricted cash	120.5	163.3
Trade and other receivables, net of allowance for credit losses of $7.9 and $8.6, respectively	889.0	706.3
Prepaid consigned vehicle charges	68.1	62.4
Inventory	189.7	139.8
Other current assets	89.8	107.8
Income taxes receivable	77.7	73.7
Total current assets	1,947.2	1,784.8
Property, plant and equipment, net	1,647.3	1,522.3
Operating lease right-of-use assets	1,495.9	1,545.5
Other non-current assets	136.1	149.4
Intangible assets, net	2,280.4	2,464.5
Goodwill	4,969.7	4,668.0
Deferred tax assets	8.5	8.5
Total assets	$12,485.1	$12,143.0
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$598.3	$457.9
Trade and other liabilities	692.5	836.5
Current operating lease liabilities	131.7	128.2
Income taxes payable	0.7	6.7
Short-term debt	10.0	137.5
Current portion of long-term debt	51.1	51.2
Total current liabilities	1,484.3	1,618.0
Long-term operating lease liabilities	1,418.3	1,456.8
Long-term debt	3,115.6	2,282.8
Other non-current liabilities	126.8	158.5
Deferred tax liabilities	559.2	559.2
Total liabilities	6,704.2	6,075.3
Temporary equity:
Series A Senior Preferred Shares; shares authorized, issued and outstanding: 485.0 million	482.0	482.0
Redeemable non-controlling interest	—	12.6
Stockholders' equity:
Senior preferred and junior preferred stock; unlimited shares authorized; shares issued and outstanding, other than Series A Senior Preferred Shares: nil	—	—
Common stock and additional paid-in capital, no par value; unlimited shares authorized; shares issued and outstanding: 181.3 million and 185.9 million, respectively	3,912.6	4,365.1
Retained earnings	1,470.9	1,254.6
Accumulated other comprehensive loss	(85.0)	(48.3)
Stockholders' equity	5,298.5	5,571.4
Non-controlling interests	0.4	1.7
Total stockholders' equity	5,298.9	5,573.1
Total liabilities, temporary equity, and stockholders' equity	$12,485.1	$12,143.0
See accompanying notes.

RB Global, Inc. Form 10-Q	3

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited; in millions)

	Three months ended September 30, 2026
			Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares		Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount	Shares	Amount
Balance, June 30, 2026	485.0	$482.0	185.1	$4,249.7	$1,400.3	$(82.1)	$0.5	$5,568.4
Net income	—	—	—	—	140.1	—	0.1	140.2
Other comprehensive loss	—	—	—	—	—	(2.9)	—	(2.9)
Stock-based compensation expense	—	—	—	16.8	—	—	—	16.8
Issuance of common stock	—	—	0.1	3.7	—	—	—	3.7
Repurchases and retirements of common stock	—	—	(3.9)	(358.2)	—	—	—	(358.2)
Tax withholding related to vesting of share units	—	—	—	(0.1)	—	—	—	(0.1)
Series A Senior Preferred Share preferred and participating dividends	—	—	—	—	(8.9)	—	—	(8.9)
Common stock dividends	—	—	—	0.7	(60.6)	—	(0.2)	(60.1)
Balance, September 30, 2026	485.0	$482.0	181.3	$3,912.6	$1,470.9	$(85.0)	$0.4	$5,298.9

	Three months ended September 30, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, June 30, 2025	485.0	$482.0	$7.9	185.5	$4,304.1	$1,188.5	$(40.0)	$2.5	$5,455.1
Net income (loss)	—	—	(0.3)	—	—	95.5	—	—	95.5
Other comprehensive loss	—	—	—	—	—	—	(22.7)	(0.1)	(22.8)
Stock-based compensation expense	—	—	—	—	21.2	—	—	—	21.2
Issuance of common stock	—	—	—	0.2	8.2	—	—	—	8.2
Adjustment of redeemable non-controlling interest	—	—	5.0	—	—	(5.0)	—	—	(5.0)
Series A Senior Preferred Share preferred and participating dividends	—	—	—	—	—	(8.7)	—	—	(8.7)
Common stock dividends	—	—	—	—	0.4	(58.0)	—	(0.6)	(58.2)
Balance, September 30, 2025	485.0	$482.0	$12.6	185.7	$4,333.9	$1,212.3	$(62.7)	$1.8	$5,485.3

RB Global, Inc. Form 10-Q	4

	Nine months ended September 30, 2026
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	485.0	$482.0	$12.6	185.9	$4,365.1	$1,254.6	$(48.3)	$1.7	$5,573.1
Net income	—	—	—	—	—	419.1	—	0.3	419.4
Other comprehensive loss	—	—	—	—	—	—	(36.7)	—	(36.7)
Acquisition of non-controlling Interests	—	—	(12.6)	—	(0.6)	0.4	—	(1.4)	(1.6)
Stock-based compensation expense	—	—	—	—	49.0	—	—	—	49.0
Issuance of common stock	—	—	—	0.8	29.1	—	—	—	29.1
Repurchases and retirements of common stock	—	—	—	(5.4)	(508.2)	—	—	—	(508.2)
Tax withholding related to vesting of share units	—	—	—	—	(23.3)	—	—	—	(23.3)
Series A Senior Preferred Share dividends	—	—	—	—	—	(26.6)	—	—	(26.6)
Common stock dividends and dividend equivalents	—	—	—	—	1.5	(176.6)	—	(0.2)	(175.3)
Balance, September 30, 2026	485.0	$482.0	$—	181.3	$3,912.6	$1,470.9	$(85.0)	$0.4	$5,298.9

	Nine months ended September 30, 2025
			Redeemable non- controlling interest	Attributable to common stockholders				Non- controlling interests	Total stockholders' equity
	Series A Senior Preferred Shares			Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	485.0	$482.0	$8.1	184.7	$4,258.5	$1,090.3	$(124.8)	$2.3	$5,226.3
Net income (loss)	—	—	(0.5)	—	—	318.7	—	—	318.7
Other comprehensive income	—	—	—	—	—	—	62.1	0.1	62.2
Adjustment of redeemable non-controlling interest	—	—	5.0	—	—	(5.0)	—	—	(5.0)
Stock-based compensation expense	—	—	—	—	59.5	—	—	—	59.5
Issuance of common stock	—	—	—	1.0	35.4	—	—	—	35.4
Tax withholding related to vesting of share units	—	—	—	—	(20.4)	—	—	—	(20.4)
Series A Senior Preferred Share dividends	—	—	—	—	—	(25.9)	—	—	(25.9)
Common stock dividends and dividend equivalents	—	—	—	—	—	(165.8)	—	(0.6)	(165.5)
Balance, September 30, 2025	485.0	$482.0	$12.6	185.7	$4,333.9	$1,212.3	$(62.7)	$1.8	$5,485.3
See accompanying notes.

RB Global, Inc. Form 10-Q	5

Condensed Consolidated Statements of Cash Flows (Unaudited; in millions)

	Nine months ended September 30,
	2026	2025
Cash provided by (used in):
Operating activities:
Net income	$419.4	$318.2
Adjustments for items not affecting cash:
Depreciation and amortization	390.1	355.9
Stock-based compensation expense	47.9	64.4
Amortization of right-of-use assets	124.6	119.3
Loss on deconsolidation	—	15.5
Other, net	8.1	17.9
Net changes in operating assets and liabilities	(374.6)	(168.2)
Net cash provided by operating activities	615.5	723.0
Investing activities:
Acquisitions, net of cash acquired	(331.1)	(163.6)
Property, plant and equipment additions	(183.0)	(190.3)
Proceeds on disposition of property, plant and equipment	6.0	4.4
Intangible asset additions	(84.1)	(91.2)
Proceeds from loans receivable	14.2	15.8
Issuance of loans receivable	(22.5)	(36.4)
Other, net	—	(4.0)
Net cash used in investing activities	(600.5)	(465.3)
Financing activities:
Payments of dividends	(201.9)	(191.4)
Repurchases and retirements of common stock	(500.0)	—
Proceeds from exercise of stock options and employee stock purchase plan	29.1	35.4
Payments of tax withholding related to vesting of share units	(22.4)	(20.6)
Net proceeds from short-term debt	139.0	41.2
Repayment of long-term debt	(287.7)	(338.9)
Proceeds from the issuance of long-term debt	857.4	275.0
Payment of debt issuance costs	—	(4.4)
Repayments of finance lease and equipment financing obligations	(48.0)	(23.6)
Proceeds from equipment financing obligations	2.6	2.7
Payment of deferred purchase and contingent consideration	(19.1)	(1.9)
Acquisition of VeriTread non-controlling interests	(14.3)	—
Net cash used in financing activities	(65.3)	(226.5)
Effect of changes in exchange rates on cash, cash equivalents, and restricted cash	(11.6)	19.3
Cash and cash equivalents classified as assets held for sale	—	(6.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(61.9)	44.5
Cash, cash equivalents, and restricted cash, beginning of period	694.8	708.8
Cash, cash equivalents, and restricted cash, end of period	$632.9	$753.3
See accompanying notes.

RB Global, Inc. Form 10-Q	6

Index for Notes to the Condensed Consolidated Financial Statements (Unaudited)

RB Global, Inc. Form 10-Q	7

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
Note 2. Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of specific expense categories. ASU 2024-03 is effective for the Company for the fiscal year ending December 31, 2027 and interim periods in the fiscal year ending December 31, 2028 and may be applied prospectively or retrospectively.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides targeted improvements to recognition guidance, contemplating different methods of software development. ASU 2025-06 is effective for the Company for the fiscal year ending December 31, 2028, including interim reporting periods within that year, and may be applied prospectively, retrospectively, or following a modified transition approach.
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

RB Global, Inc. Form 10-Q	8

The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The following table presents the preliminary allocation of the purchase consideration to the major categories of assets acquired and liabilities assumed as of the acquisition date:

Fair value of purchase consideration	$316.6
Assets acquired:
Cash and cash equivalents	2.5
Property, plant, and equipment, net	4.7
Intangible assets	41.8
Other, net	5.1
Liabilities assumed:
Trade and other liabilities	(32.0)
Auction proceeds payable	(10.4)
Fair value of identifiable net assets acquired	11.7
Goodwill acquired on acquisition	$304.9
The following table presents the preliminary fair values of the identifiable intangible assets acquired:

Asset	Fair value at acquisition	Weighted average amortization period
Customer relationships	$38.0	5 years
Trade names and trademarks	3.2	5 years
Software under development	0.6	—
Fair value of acquired intangible assets	$41.8	5 years
The purchase price was paid in cash at closing. The purchase agreement includes a $15.0 million deferred payment payable on the third anniversary of the acquisition date, subject to certain employment and non-compete conditions. The payment is accounted for as compensation for future services and recognized over the requisite service period.
The purchase price allocation is preliminary as of September 30, 2026. The most significant items pending completion include final review of the preliminary valuation of identifiable intangible assets. Adjustments to the preliminary allocation, including changes to intangible asset values and related amortization, may be recorded during the measurement period (up to one year from the acquisition date) as additional information becomes available.
During the third quarter of 2026, the Company recorded a measurement period adjustment to customer relationship intangible assets, decreasing their carrying value by approximately $37.3 million, with a corresponding increase to goodwill, as a result of revised valuation assumptions, including customer retention and attrition rates. The estimated useful life was revised from 7 years to 5 years. The resulting adjustment to amortization expense was not material.
The goodwill recognized primarily reflects expected synergies associated with the Company’s expansion into the U.S. agriculture market, the value of BigIron’s assembled workforce, and other intangible assets that do not qualify for separate recognition. Goodwill has been assigned to the Ritchie Bros. reporting unit and is expected to be deductible for income tax purposes.
BigIron revenue and net income included in the consolidated financial statements from the acquisition date are not material. BigIron revenue for the year ended December 31, 2025 was approximately $86.2 million (unaudited) and net income was not material.
Acquisition-related and integration costs associated with the BigIron acquisition during the three and nine months ended September 30, 2026 were $4.2 million and $6.6 million, respectively, comprised primarily of transaction-related and post-acquisition compensation costs.
Blackmon
On April 13, 2026, the Company acquired the business assets of Blackmon Auctions (“Blackmon”), a U.S.-based auction provider serving the construction, transportation, agriculture, and real estate sectors. The Company accounted for the acquisition as a business combination pursuant to ASC 805, Business Combinations. The purchase price allocation is preliminary as of September 30, 2026 and the purchase price of $17.0 million has been allocated primarily to customer relationships and goodwill.

RB Global, Inc. Form 10-Q	9

Blackmon revenue and net income included in the consolidated financial statements from the acquisition date are not material. The pro forma impact of the acquisition is not material to the Company's financial statements.
Acquisition-related and integration costs associated with the Blackmon acquisition during the three and nine months ended September 30, 2026 were $0.6 million and $1.5 million, respectively, comprised primarily of transaction-related and post-acquisition compensation costs.
J.M. Wood
On July 14, 2025, the Company completed its acquisition of 100% of the equity interests in J.M. Wood Auction Co., Inc. ("J.M. Wood"), an auction business located in Montgomery, Alabama. The acquisition is expected to expand the Company's geographic coverage and combines J.M. Wood's regional expertise and customer relationships with the Company's global network and technology.
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
Approximately $163.6 million of the purchase price, net of cash acquired, was paid at closing with the remainder to be paid in fixed installments on the first, second, and third anniversaries of the closing date. The deferred payments that formed part of the purchase consideration were recorded as liabilities at their acquisition-date fair value of $43.1 million, determined by discounting the contractual payments using the Company’s credit-adjusted discount rate, with $13.8 million presented within trade and other liabilities and $29.3 million presented within other non-current liabilities as of the acquisition date. The portion of the deferred payments that represents compensation for future services is being recognized over the requisite service period. The first anniversary payment was made during the third quarter of 2026. The portion of the payment representing settlement of the deferred purchase consideration was classified as a financing activity in the consolidated statement of cash flows.
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
Acquisition-related and integration costs associated with the J.M. Wood acquisition during the three and nine months ended September 30, 2026, were $2.8 million and $12.0 million, respectively (three and nine months ended September 30, 2025 - $2.6 million and $5.0 million, respectively), comprised primarily of post-acquisition employment costs.
Note 4. Segment Information
The Company has one operating and reportable segment reflecting the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses performance and allocates resources.

RB Global, Inc. Form 10-Q	10

The information used by the CODM to assess performance and allocate resources includes various measures of segment profit; however, for the purposes of the disclosures required by ASC 280, Segment Reporting, the Company has determined that the measure most consistent with the measurement principles used in measuring the corresponding amounts in the condensed consolidated financial statements is net income. Consolidated financial information is used to evaluate actual results against forecasts and to support key operating decisions. The CODM does not evaluate the performance of the Company or allocate resources at any level below the consolidated level or based on the Company's assets or liabilities.
The following table presents the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM, reconciled to the segment’s net income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenue	$1,274.4	$1,092.7	$3,826.1	$3,387.3
Significant segment expenses
Costs of services	378.0	353.0	1,124.7	1,068.8
Cost of inventory sold	328.4	236.1	996.0	757.5
Selling, general and administrative	211.8	217.8	636.8	645.0
Depreciation and amortization	133.0	124.7	390.1	355.9
Interest expense	49.1	48.2	135.5	145.6
Income tax expense	46.3	16.5	126.3	81.9
Other segment items[1]	(12.4)	1.2	(2.7)	14.4
Net income	$140.2	$95.2	$419.4	$318.2

[1]Other segment items consist of acquisition-related and integration costs, gain on disposition of property, plant and equipment, loss on deconsolidation, interest income, other income (loss), net, and foreign exchange loss, as reported on the condensed consolidated income statements.

Note 5. Disaggregated Revenue
The following table presents revenue disaggregated by type:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Transactional seller revenue	$234.7	$215.8	$715.2	$673.6
Transactional buyer revenue	612.4	543.8	1,800.8	1,661.1
Marketplace services revenue	80.8	85.4	243.0	250.0
Total service revenue	927.9	845.0	2,759.0	2,584.7
Inventory sales revenue	346.5	247.7	1,067.1	802.6
Total revenue	$1,274.4	$1,092.7	$3,826.1	$3,387.3
The following table presents revenue disaggregated by geographic area, based on the location of the underlying auction activity or rendering of services:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$906.1	$799.7	$2,678.2	$2,470.1
Canada	178.7	157.9	537.5	496.6
Europe	77.2	79.1	263.5	248.3
Australia	82.8	33.7	252.3	103.9
Other	29.6	22.3	94.6	68.4
Total revenue	$1,274.4	$1,092.7	$3,826.1	$3,387.3

RB Global, Inc. Form 10-Q	11

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
The Company's effective tax rate was 24.8% and 23.1% for the three and nine months ended September 30, 2026, respectively. The variance from the Canadian statutory federal tax rate of 25.0%, comprised of the basic corporate rate of 38% less the 13% general rate reduction, relates primarily to the benefit from Foreign-Derived Intangible Income in both periods.
The Company is routinely subject to tax audits and reviews in various jurisdictions globally. Tax authorities may challenge the manner in which the Company has filed its tax returns and reported its income.
On December 3, 2024, the Canada Revenue Agency ("CRA") issued the Company a Notice of Assessment and Statement of Interest for C$79.1 million ($55.6 million), for the taxation years 2010 through 2015, inclusive of C$37.7 million ($26.5 million) in income taxes, and C$41.4 million ($29.1 million) in interest and penalties. The CRA is asserting that one of the Company’s Luxembourg subsidiaries, which was in operation from 2010 to 2020, was a resident in Canada from 2010 through 2015 and that its worldwide income should be subject to Canadian income taxation.
In February 2025, the Company filed a Notice of Objection with the CRA as it believes it is and has been in full compliance with Canadian tax laws and it intends to pursue all available administrative and judicial remedies necessary to resolve this matter. In addition, the Company paid a deposit of C$39.5 million ($27.7 million) to the CRA in early February 2025, recorded within other non-current assets, the minimum required by law as part of the CRA’s objection process. In the event that the Company prevails in its objection or subsequent legal proceedings, the deposit would be refunded with interest to the Company. In June 2025, the Company filed a Notice of Appeal with the Tax Court of Canada. In October 2025, the Canadian Crown filed a response to the Company’s Notice of Appeal with the Tax Court of Canada maintaining the CRA’s assertion and requesting that the Company’s appeal be dismissed. The Company believes the Crown’s response is without merit and plans to continue to litigate.
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
At September 30, 2026 and December 31, 2025, the Company has not recorded any amounts relating to this matter in the consolidated financial statements, as it is the Company’s conclusion that it is more likely than not that the Company’s tax filing position will ultimately be sustained. The Company is unable to predict the ultimate outcome of this matter and the final disposition of any appeals, which could take numerous years to resolve.
Note 7. Earnings Per Share Available to Common Stockholders

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income available to common stockholders	$128.7	$80.7	$385.3	$283.1
Basic weighted average shares outstanding	183.3	185.6	185.0	185.3
Weighted-average effect of stock-based compensation awards	0.9	1.5	1.2	1.4
Diluted weighted average shares outstanding	184.2	187.1	186.2	186.7
Earnings per share available to common stockholders
Basic	$0.70	$0.43	$2.08	$1.53
Diluted	$0.70	$0.43	$2.07	$1.52

RB Global, Inc. Form 10-Q	12

Note 8. Supplemental Cash Flow Information
Net Changes in Operating Assets and Liabilities

	Nine months ended September 30,
	2026	2025
Trade and other receivables	$(171.0)	$43.0
Prepaid consigned vehicle charges	(5.9)	9.8
Inventory	(51.6)	(10.0)
Advances against auction contracts	(14.8)	(4.4)
Prepaid expenses and deposits	33.7	2.4
Income taxes	(11.8)	(109.9)
Auction proceeds payable	139.5	121.0
Trade and other liabilities	(182.9)	(66.8)
Operating lease obligations	(113.3)	(110.0)
Other[1]	3.5	(43.3)
Net changes in operating assets and liabilities	$(374.6)	$(168.2)

[1] 2025 includes the deposit paid to the CRA described in Note 6. Income Taxes.
Other Supplemental Cash Flow Information

	Nine months ended September 30,
	2026	2025
Interest paid, net of interest capitalized	$157.2	$168.1
Interest received	10.1	10.6
Assets obtained in exchange for finance lease liabilities	31.9	58.1
Assets obtained in exchange for operating lease liabilities	99.7	127.3
Note 9. Fair Value Measurement
The following table presents the fair values and carrying amounts of the Company's financial instruments that are required to be recorded or disclosed at fair value on a recurring basis:

		September 30, 2026		December 31, 2025
	Category	Carrying amount	Fair value	Carrying amount	Fair value
Loans receivable	Level 2	$83.5	$84.2	$79.7	$80.8
Revolving Facilities loans	Level 2	882.9	882.9	137.5	137.5
TLA Facility loans	Level 2	952.6	958.1	995.3	999.3
Senior Secured Notes	Level 1	547.7	554.1	546.4	561.7
Senior Unsecured Notes	Level 1	793.5	816.5	792.4	837.0
The fair value of loans receivable with a maturity date greater than one year is determined by estimating discounted cash flows using current market rates. The fair values of the Revolving Facilities loans and TLA Facility loans, before deduction of deferred debt issuance costs, approximate their carrying amounts as the interest rates are variable and market-based. The fair values of the Senior Secured Notes and Senior Unsecured Notes are determined by reference to quoted market prices in an over-the-counter broker market.
The fair value of derivative financial instruments was not material at September 30, 2026 or December 31, 2025. The gross notional amount of forward currency contracts outstanding at September 30, 2026 was $50.2 million (December 31, 2025: $59.6 million).

RB Global, Inc. Form 10-Q	13

Note 10. Trade and Other Receivables

	September 30, 2026	December 31, 2025
Trade accounts receivable	$440.2	$297.5
Advanced charges receivable	351.5	329.8
Loans receivable	71.3	57.7
Consumption taxes receivable	14.4	17.7
Other receivables	19.5	12.2
Trade and other receivables, gross	896.9	714.9
Less: allowance for credit losses	(7.9)	(8.6)
Trade and other receivables, net	$889.0	$706.3
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
Loans Receivable
The Company participates in fully collateralized lending arrangements secured by equipment and, in some cases, other assets. These arrangements typically have terms of one to five years. In the event of default, the Company is entitled to the proceeds of disposition of the collateral to recover the loans receivable balance. The related allowance for credit losses is not material.
Long-term loans receivable included within other non-current assets at September 30, 2026 was $12.2 million (December 31, 2025: $22.0 million).
Note 11. Trade and Other Liabilities

	September 30, 2026	December 31, 2025
Accrued liabilities	$272.2	$348.1
Trade payables	140.6	142.3
Book overdrafts	165.1	232.9
Deferred revenue	18.6	18.9
Taxes payable	36.4	44.7
Current finance lease liabilities and equipment financing obligations	36.8	33.6
Share unit liabilities	10.0	11.1
Other payables	12.8	4.9
Trade and other liabilities	$692.5	$836.5
Accrued liabilities include $21.3 million (December 31, 2025: $18.3 million) of deferred payments relating to the J.M. Wood acquisition.
Other payables include $8.2 million of excise tax payable (December 31, 2025: nil) relating to common stock repurchases, with the corresponding amount recorded within common stock and additional paid-in capital.
On March 26, 2026, the Government of Canada enacted legislation retroactively repealing the Digital Services Tax (“DST”), resulting in the derecognition of the previously recorded DST liability of $11.2 million. The Company recognized benefits of $5.4 million and $5.8 million during the first quarter of 2026 within costs of services and selling, general and administrative, respectively.
During the three months ended September 30, 2026, the Company received a refund of $18.2 million related to excise tax remitted in 2023 in connection with the acquisition of IAA, Inc., of which $16.8 million has been recognized in other income (loss), net and $1.4 million in interest income.

RB Global, Inc. Form 10-Q	14

Note 12. Debt

	Maturity	Interest Rate[1]	September 30, 2026	December 31, 2025
Short-term debt
Revolving Facilities loans	Various	4.68%	$10.0	$137.5
Long-term debt
Revolving Facilities loans	April 2030	5.29%	872.9	—
CAD TLA Facility loans	April 2030	4.08%	67.5	73.0
USD TLA Facility loans	April 2030	5.34%	890.6	926.3
Senior Secured Notes	March 2028	6.75%	550.0	550.0
Senior Unsecured Notes	March 2031	7.75%	800.0	800.0
Less: Unamortized debt issuance costs			(14.3)	(15.3)
Total long-term debt			3,166.7	2,334.0
Less: Current portion of long-term debt			51.1	51.2
Long-term debt			$3,115.6	$2,282.8

[1] Interest rates on Revolving Facilities and TLA Facility loans reflect the weighted-average interest rates on borrowings as of September 30, 2026.
At September 30, 2026, the Company had undrawn Revolving Facilities commitments aggregating $399.8 million available until April 2030, subject to certain covenant restrictions, and undrawn uncommitted foreign credit facility capacity aggregating $15.0 million available indefinitely. The Company was in compliance with all financial and other covenants applicable to its debt agreements at September 30, 2026.
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
Note 13. Temporary Equity, Equity and Dividends
Series A Senior Preferred Shares
The Series A Senior Preferred Shares are convertible into common shares and were issued at an initial conversion price of $73.00 per share, which is subject to customary anti-dilution adjustment provisions. The conversion price is $71.58 per share as of September 30, 2026. The Series A Senior Preferred Shares carry a 5.5% preferred dividend, which is payable quarterly, in cash or in shares at the Company's option, and are entitled to participate on an as-converted basis in the Company's regular quarterly common share dividends, subject to a $0.27 per share per quarter floor. The Series A Senior Preferred Shares have no par value.

RB Global, Inc. Form 10-Q	15

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
Upon consummation of one or more specified change of control transactions, the holders will have the right to require the Company to repurchase the Series A Senior Preferred Shares in cash provided, however, that each holder, at its option, may elect instead to convert its Series A Senior Preferred Shares into the applicable change of control consideration. In addition, the Company has the right to redeem the Series A Senior Preferred Shares in the event of a change of control transaction where the successor entity is not traded on certain eligible markets. The possible future redemption of the Series A Senior Preferred Shares as a result of a change of control has been assessed as not probable at September 30, 2026.
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
During the three and nine months ended September 30, 2026, holders of the Series A Senior Preferred Shares were paid preferred dividends of $6.7 million and $20.1 million, respectively, (three and nine months ended September 30, 2025 - $6.7 million and $20.1 million, respectively) and participating dividends of $2.2 million and $6.5 million, respectively (three and nine months ended September 30, 2025 - $2.1 million and $5.9 million, respectively).
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
Common Stock Dividends

Declaration date	Record date	Payment date	Dividend per share	Dividends
January 20, 2026	February 9, 2026	March 2, 2026	$0.31	$57.6
May 1, 2026	May 27, 2026	June 18, 2026	0.31	57.5
July 21, 2026	August 25, 2026	September 17, 2026	0.33	60.0
On November 6, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per common share, payable on December 17, 2026, to common stockholders of record on November 25, 2026.
Common Stock Repurchase Program
During the first quarter of 2026, the Company obtained Toronto Stock Exchange ("TSX") approval to commence a normal course issuer bid ("NCIB") to purchase up to the lesser of (a) 10.0 million common shares and (b) that number of Company common shares worth an aggregate of $500.0 million. During the third quarter of 2026, the TSX approved an amendment to the NCIB increasing the maximum number of common shares that may be repurchased to the lesser of (a) 14.2 million common shares and (b) that number of Company common shares worth an aggregate of $1.0 billion. The NCIB will terminate on March 17, 2027 or on such earlier date as the Company may complete its purchases thereunder or as it may otherwise determine.

RB Global, Inc. Form 10-Q	16

During the three months ended September 30, 2026, the Company repurchased and retired approximately 3.9 million common shares for an aggregate purchase price of $350.0 million.
During the nine months ended September 30, 2026, the Company repurchased and retired approximately 5.4 million common shares for an aggregate purchase price of $500.0 million.
As of September 30, 2026, $500.0 million remains available and authorized for common stock repurchases under the NCIB.
Note 14. Stock-Based Compensation
The following table presents stock-based compensation expense by condensed consolidated income statement classification:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	14.4	21.8	47.6	63.0
Acquisition-related and integration costs	—	1.0	0.3	1.4
Stock-based compensation expense	$14.4	$22.8	$47.9	$64.4
Share units
The following table presents share unit activity for the nine months ended September 30, 2026 (actual number of units; weighted-average grant-date fair value per share unit):

	Performance Share Units (Performance Conditions)		Performance Share Units (Market Conditions)		Restricted Share Units
	Number	WA grant date fair value	Number	WA grant date fair value	Number	WA grant date fair value
Outstanding, December 31, 2025	374,181	$82.06	374,181	$126.89	756,197	$86.30
Granted	130,101	98.36	130,101	133.07	263,212	98.72
Vested and settled	(74,168)	58.09	(74,168)	85.33	(309,405)	75.13
Forfeited	(849)	94.03	(849)	142.39	(16,352)	95.90
Outstanding, September 30, 2026	429,265	$91.12	429,265	$135.91	693,652	$95.76
Performance Share Units ("PSUs")
During the nine months ended September 30, 2026, the Company granted PSUs to executives and senior employees, approximately half of which have service and performance vesting conditions and approximately half of which have service and market vesting conditions. The PSUs cliff vest after three years.
The fair value of PSUs with market vesting conditions was estimated using a Monte Carlo simulation model on the respective grant dates, incorporating the following significant assumptions, presented on a weighted average basis:

	Nine months ended September 30,
	2026	2025
Risk-free interest rate	3.7%	4.0%
Expected lives of the PSUs	3 years	3 years
Expected volatility	27.1%	30.4%
Average expected volatility of comparable companies	35.0%	34.7%
Restricted Share Units ("RSUs")
During the nine months ended September 30, 2026, the Company granted RSUs to employees which have service vesting conditions. The RSUs vest over a three-year graded vesting period.

RB Global, Inc. Form 10-Q	17

Note 15. Leases
The following table presents the components of lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$66.7	$66.0	$199.9	$193.7
Finance lease cost
Amortization of leased assets	6.0	5.2	17.1	13.9
Interest on lease liabilities	1.5	1.5	4.4	3.2
Short-term lease cost	2.7	2.9	8.6	8.9
Sublease income	(1.5)	(1.4)	(4.5)	(2.2)
	$75.4	$74.2	$225.5	$217.5
Note 16. Contingencies
Legal and Other Claims
The Company is subject to legal and other claims that arise in the ordinary course of business. Management does not believe that the results of these claims will have a material effect on the Company’s condensed consolidated balance sheets or condensed consolidated income statements.
Guarantee Contracts
In the normal course of business, the Company may guarantee a consignor a minimum payout in connection with the sale at auction of that consignor’s equipment. At September 30, 2026, there were $165.5 million of assets guaranteed under contract, of which 92% are expected to be sold prior to December 31, 2026. The outstanding guarantee amounts are undiscounted and before estimated proceeds from sale at auction.

RB Global, Inc. Form 10-Q	18

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q, and Part II, Item 8: Financial Statements and Supplementary Data and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025, available on our website at https://investor.rbglobal.com, on EDGAR at www.sec.gov, or on SEDAR+ at www.sedarplus.ca.
Refer to the Non-GAAP Measures section of this discussion and analysis for the definitions of, and reasons we use, certain non-GAAP measures and the reconciliations to their most directly comparable GAAP measures.
Unless otherwise indicated, all amounts in the following tables are in millions, except per share amounts.
Overview
For an overview of our business, refer to Part I, Item 1: Business of our Annual Report on Form 10-K for the year ended December 31, 2025. The Company completed the acquisitions of BigIron Auction Company ("BigIron") and Blackmon Auctions ("Blackmon") during the second quarter of 2026.
Effective the second quarter of 2026, we revised our sector presentation. Historically, we organized sector disclosures into (i) Automotive, (ii) Commercial, Construction and Transportation ("CC&T"), and (iii) Other. Under the revised presentation, the former CC&T sector and certain asset categories previously included in Other have been combined into Heavy Equipment & Transportation ("HE&T").
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

RB Global, Inc. Form 10-Q	19

Financial Highlights
For the third quarter of 2026, as compared to the third quarter of 2025:
•GTV increased 20% to $4.7 billion.
•Revenue increased 17% to $1.3 billion.
◦Service revenue increased 10% to $927.9 million.
◦Inventory sales revenue increased 40% to $346.5 million.
•Net income increased 47% to $140.2 million.
•Net income available to common stockholders increased 59% to $128.7 million.
•Diluted earnings per share (“EPS”) available to common stockholders increased 63% to $0.70 per share.
•Diluted adjusted EPS available to common stockholders increased 11% to $1.03 per share.
•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 13% to $370.9 million.
•The Company repurchased and retired approximately 3.9 million common shares for an aggregate purchase price of $350.0 million. Since launching the Normal Course Issuer Bid ("NCIB") in the first quarter of 2026, the Company has repurchased and retired approximately 5.4 million common shares for an aggregate purchase price of $500.0 million. As of September 30, 2026, $500.0 million remained available under the NCIB.
Macroeconomic Conditions and Trends
Various macroeconomic conditions and trends, including inflationary pressures, actual or potential tariffs, and volatility in interest rates, affect our business, GTV, and operating costs. GTV may be further influenced by unit volume growth and changes in average selling prices, which in part are driven by prevailing market conditions.
Heavy Equipment & Transportation
Industry volumes are influenced by a broad range of factors, including macroeconomic conditions, demographic trends, government initiatives, infrastructure investment, ongoing investment in food and farm productivity, and commodity prices. Structural shifts in the market, such as the expansion of data centers, increased manufacturing activity, and re‑shoring efforts, also play a significant role in shaping demand. We continued to observe early indications of improving seller confidence in our regional business in select end markets, supported by stabilizing values for used equipment. Enterprise customer activity remained more subdued, as continued strength in large-scale construction projects contributed to lower equipment disposition.
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
Total‑loss determinations are shaped by several factors, including used vehicle pricing, vehicle age, design complexity, technology content, and repair costs. In the third quarter of 2026, the inflation differential between automotive repair costs and used vehicle prices remained positive. This dynamic supports a higher percentage of total-loss determinations relative to overall accidents, creating a favorable environment for salvage activity. While underinsurance has been a headwind to salvage volumes, improving insurance affordability trends suggest that these pressures are beginning to moderate.
Recent Developments
•On September 15, 2026, the Company announced that the Toronto Stock Exchange approved an amendment to the NCIB, increasing the maximum repurchases to the lesser of 14.2 million common shares and $1.0 billion. Refer to Financial Highlights for further information regarding repurchase activity and NCIB availability.
•On October 8, 2026, the Company announced executive leadership appointments and organizational updates to position the Company for its next phase of growth. Steve Steinberg was appointed as the Company’s Chief Financial Officer, Shiv Dutt as Chief Digital and Strategy Officer, Jake Lawson as President, HE&T North America, and Sam Wyant as President, Auto North America and International. The Company also announced the departures of Eric Guerin (former Chief Financial Officer) and Steve Lewis (former Chief Operating Officer).

RB Global, Inc. Form 10-Q	20

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
Service revenue	$927.9	$845.0	10%	$2,759.0	$2,584.7	7%
Inventory sales revenue	346.5	247.7	40%	1,067.1	802.6	33%
Total revenue	1,274.4	1,092.7	17%	3,826.1	3,387.3	13%
Costs of services	378.0	353.0	7%	1,124.7	1,068.8	5%
Cost of inventory sold	328.4	236.1	39%	996.0	757.5	31%
Selling, general and administrative	211.8	217.8	(3)%	636.8	645.0	(1)%
Acquisition-related and integration costs	7.8	4.0	95%	21.7	9.8	121%
Depreciation and amortization	133.0	124.7	7%	390.1	355.9	10%
Total operating expenses	1,059.0	935.6	13%	3,169.3	2,837.0	12%
Gain on disposition of property, plant and equipment	1.5	1.2	25%	2.4	1.6	50%
Loss on deconsolidation	—	—	—%	—	(15.5)	NM
Operating income	$216.9	$158.3	37%	$659.2	$536.4	23%

Net income	$140.2	$95.2	47%	$419.4	$318.2	32%
Net income available to common stockholders	128.7	80.7	59%	385.3	283.1	36%
Effective tax rate	24.8%	14.8%	1,005 bps	23.1%	20.5%	267 bps

Service GTV	$4,329.6	$3,646.1	19%	$12,622.6	$11,118.2	14%
Inventory GTV	346.5	247.7	40%	1,067.1	802.6	33%

Inventory return	$18.1	$11.6	56%	$71.1	$45.1	58%
Inventory rate	5.2%	4.7%	54 bps	6.7%	5.6%	104 bps

NM - Not meaningful
Gross Transaction Value
The following tables present GTV disaggregated by geography and sector for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
United States	$3,630.2	$2,961.0	23%	$10,404.9	$8,977.3	16%
Canada	664.0	609.5	9%	2,055.5	2,004.5	3%
International	381.9	323.3	18%	1,229.3	939.0	31%
GTV	$4,676.1	$3,893.8	20%	$13,689.7	$11,920.8	15%

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
Automotive	$2,528.9	$2,152.2	18%	$7,266.8	$6,458.4	13%
Heavy Equipment & Transportation	1,932.7	1,627.3	19%	5,952.8	5,118.1	16%
Other	214.5	114.3	88%	470.1	344.3	37%
GTV	$4,676.1	$3,893.8	20%	$13,689.7	$11,920.8	15%

RB Global, Inc. Form 10-Q	21

The following table presents lots sold disaggregated by sector for the periods indicated (thousands of lots sold):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
Automotive	652.2	601.7	8%	1,942.3	1,823.2	7%
Heavy Equipment & Transportation	202.2	163.0	24%	581.6	505.9	15%
Other	68.5	51.5	33%	167.7	189.4	(11)%
Lots sold	922.9	816.2	13%	2,691.6	2,518.5	7%
GTV increased 20% in the third quarter of 2026, primarily due to improved Automotive performance resulting from higher average selling prices and market share gains in the United States and International regions, contributions from BigIron (acquired in the second quarter of 2026) and Smith Broughton Pty Ltd (“Smith Broughton”) (acquired in the fourth quarter of 2025), and HE&T volume increases.
GTV increased 15% in the first nine months of 2026, primarily due to improved Automotive performance resulting from higher average selling prices and market share gains in the United States and International regions, contributions from BigIron, J.M. Wood Auction Co., Inc. ("J.M. Wood") (acquired in the third quarter of 2025), and Smith Broughton, and HE&T volume increases.
Automotive
Automotive GTV increased 18% in the third quarter of 2026 and 13% in the first nine months of 2026, primarily due to increases in average selling prices and unit volume, driven primarily by market share gains in the United States and International regions. These increases were partially offset by lower unit volumes in Canada.
Heavy Equipment & Transportation
HE&T GTV increased 19% in the third quarter of 2026, primarily due to contributions from BigIron and Smith Broughton. Excluding the impact of these acquisitions, HE&T GTV increased due to higher unit volumes in Canada, the United States, and Australia, partially offset by lower unit volumes in Europe. Average price per lot sold was similar to the prior period.
HE&T GTV increased 16% in the first nine months of 2026, primarily due to contributions from J.M. Wood, BigIron, and Smith Broughton. Excluding the impact of these acquisitions, HE&T GTV increased due to higher unit volumes in all regions. Average price per lot sold was slightly higher than in the prior period.
Other
Other GTV increased 88% in the third quarter of 2026 and 37% in the first nine months of 2026, primarily due to an increase in real estate GTV, the majority of which related to BigIron.
Service Revenue
The following table presents service revenue disaggregated by type for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
Transactional seller revenue	$234.7	$215.8	9%	$715.2	$673.6	6%
Transactional buyer revenue	612.4	543.8	13%	1,800.8	1,661.1	8%
Marketplace services revenue	80.8	85.4	(5)%	243.0	250.0	(3)%
Total service revenue	$927.9	$845.0	10%	$2,759.0	$2,584.7	7%
Transactional seller revenue
Transactional seller revenue increased 9% in the third quarter of 2026, primarily due to contributions from BigIron, Automotive and HE&T service GTV growth, partially offset by lower average seller commission rates across all sectors.
Transactional seller revenue increased 6% in the first nine months of 2026, primarily due to contributions from BigIron, J.M. Wood, Automotive and HE&T service GTV growth, partially offset by lower average seller commission rate across all sectors.

RB Global, Inc. Form 10-Q	22

Transactional buyer revenue
Transactional buyer revenue increased 13% in the third quarter of 2026, primarily due to higher average selling prices and unit volume growth in Automotive, higher HE&T unit volumes, and contributions from BigIron and Smith Broughton. These increases were partially offset by a lower average buyer fee rate, reflecting contributions from acquired businesses with lower buyer fee rates.
Transactional buyer revenue increased 8% in the first nine months of 2026, primarily due to higher average selling prices and unit volume growth in Automotive, contributions from BigIron, J.M. Wood and Smith Broughton, and higher HE&T unit volumes. These increases were partially offset by a lower average buyer fee rate, reflecting contributions from acquired businesses with lower buyer fee rates.
Marketplace Services Revenue
Marketplace services revenue decreased 5% in the third quarter of 2026 and 3% in the first nine months of 2026, primarily due to the sale of Decision Dynamics, LLC ("DDI"), an electronic lien and title business on November 3, 2025.
Inventory Sales Revenue
Inventory sales revenue increased 40% in the third quarter of 2026 and 33% in the first nine months of 2026, primarily due to higher HE&T inventory sales resulting from increased unit volumes and favorable contract mix, as well as contributions from J.M. Wood, BigIron, and Smith Broughton. These increases were partially offset by lower Automotive inventory sales.
Costs of Services
Costs of services increased 7% in the third quarter of 2026, primarily due to higher Automotive towing costs resulting from higher volumes and fuel surcharges, contributions from BigIron and Smith Broughton, higher employee compensation costs, and higher Automotive property costs.
Costs of services increased 5% in the first nine months of 2026, primarily due to higher Automotive towing costs resulting from higher volumes and fuel surcharges, contributions from BigIron, Smith Broughton, and J.M. Wood, higher employee compensation costs, and higher transaction processing costs.
These increases were partially offset by a $5.4 million benefit recognized in the first quarter of 2026 upon the repeal of the Canadian Digital Services Tax ("DST"), representing the derecognition of DST previously recognized in costs of services.
Cost of Inventory Sold and Inventory Rate
Inventory rate increased from 4.7% to 5.2% in the third quarter of 2026 and increased from 5.6% to 6.7% in the first nine months of 2026, primarily due to favorable HE&T sector pricing resulting in higher inventory returns.
Selling, General and Administrative
Selling, general and administrative expenses decreased 3% in the third quarter of 2026, primarily due to the non-recurrence of severance, share-based compensation and consulting expenses incurred in the third quarter of 2025 in connection with leadership and organizational changes, and the non-recurrence of certain legal costs, including those associated with the departure of the former CEO. These decreases were partially offset by contributions from BigIron and Smith Broughton and higher short-term incentive compensation.
Selling, general and administrative expenses decreased 1% in the first nine months of 2026, primarily for the reasons discussed above and a $5.8 million benefit recognized in the first quarter of 2026 upon the repeal of the DST, representing the derecognition of DST previously recognized in selling, general and administrative expenses. These decreases were partially offset by higher travel, advertising and promotional costs associated with industry events, higher software license costs, and contributions from J.M. Wood.
Acquisition-Related and Integration Costs
Acquisition-related and integration costs increased 95% in the third quarter of 2026 and 121% in the first nine months of 2026, primarily due to transaction-related and post-acquisition compensation expense associated with the acquisitions of J.M. Wood, BigIron, and Blackmon.

RB Global, Inc. Form 10-Q	23

Operating Income
Operating income increased 37% in the third quarter of 2026, primarily due to higher flow-through from service revenue, higher inventory return, and lower selling, general and administrative expenses. These increases were partially offset by higher depreciation, amortization, and acquisition-related and integration costs, as discussed above.
Operating income increased 23% in the first nine months of 2026, primarily due to the reasons discussed above and the non-recurrence of the loss on deconsolidation associated with the LKQ SYNETIQ transaction recognized in the second quarter of 2025.
Income Tax Expense and Effective Tax Rate
The effective tax rate increased from 14.8% to 24.8% in the third quarter of 2026 and increased from 20.5% to 23.1% in the first nine months of 2026, primarily due to a lower benefit from discrete items and a change in estimate regarding certain deductions recognized in the prior year.
Net Income Available To Common Stockholders
Net income available to common stockholders increased 59% in the third quarter of 2026, primarily due to higher operating income, an $18.2 million excise tax refund related to the 2023 acquisition of IAA, and the non-recurrence of the $5.0 million adjustment to redeemable non-controlling interest recognized in the third quarter of 2025. Of the excise tax refund, $16.8 million was recognized in other income (loss), net and $1.4 million was recognized in interest income. These increases were partially offset by higher income tax expense.
Net income available to common stockholders increased 36% in the first nine months of 2026, primarily due to the reasons discussed above and lower interest expense. These increases were partially offset by higher income tax expense.
U.S. Dollar Exchange Rate Comparison
We conduct global operations in various currencies. The following tables present the variance in select foreign exchange rates to the U.S. dollar over the comparative reporting periods:

	September 30,
Period-end exchange rate	2026	2025	% Change
Canadian dollar	0.703	0.718	(2)%
Euro	1.133	1.173	(3)%
British pound sterling	1.326	1.344	(1)%
Australian dollar	0.695	0.661	5%

	Three months ended September 30,			Nine months ended September 30,
Average exchange rate	2026	2025	% Change	2026	2025	% Change
Canadian dollar	0.715	0.726	(2)%	0.722	0.715	1%
Euro	1.151	1.169	(2)%	1.161	1.118	4%
British pound sterling	1.344	1.349	—%	1.345	1.314	2%
Australian dollar	0.706	0.654	8%	0.703	0.641	10%
Foreign exchange did not have a material impact on our results of operations in the third quarter of 2026, when compared to the corresponding period in the prior year.
Liquidity and Capital Resources
We believe our principal sources of liquidity, which include cash flow from operations, cash and cash equivalents on hand, and unused capacity under our revolving credit facilities of $414.8 million (discussed in further detail below), are sufficient to fund current and planned operating activities. We continue to evaluate and pursue the most financially beneficial arrangements to fund future capital expenditures, which may include lease agreements or cash purchases.
Our liquidity is primarily affected by cash flow from operations, M&A activity, dividend payments, capital spending, common share repurchases, and repayments of debt. We are committed under various letters of credit and provide certain guarantees in the normal course of business.

RB Global, Inc. Form 10-Q	24

Our most significant short-term cash requirements include, among others, (i) dividend payments, (ii) settlements with consignors, (iii) employee compensation, with the majority of annual short-term incentive compensation paid annually in the first quarter, (iv) income tax installments, (v) scheduled debt repayments and interest payments, (vi) committed information technology and other capital expenditures, (vii) lease and equipment financing obligation payments, and (viii) other working capital requirements. We may also decide to repurchase common shares pursuant to our common stock repurchase program.
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
Our Credit Agreement includes multi-currency revolving credit facilities (the “Revolving Facilities”). Unused capacity under our Revolving Facilities is as follows:

	September 30, 2026	December 31, 2025
Committed
Multicurrency revolving credit facilities	$1,300.0	$1,300.0
Uncommitted
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities	1,315.0	1,315.0
Unused
Multicurrency revolving credit facilities	399.8	1146.1
Foreign demand revolving credit facilities	15.0	15.0
Total revolving credit facilities unused	$414.8	$1,161.1
Our ability to borrow under the Credit Agreement is subject to compliance with financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all financial and other covenants applicable to our debt agreements at September 30, 2026. In the event of a sustained deterioration of global markets and economies, we expect the covenants pertaining to our leverage ratio would be the most restrictive to our ability to access funding under the Credit Agreement. We continually evaluate courses of action to maintain current levels of liquidity and compliance with our debt covenants.
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
Cash Flows

	Nine months ended September 30,
	2026	2025	Change
Cash provided by (used in):
Operating activities	$615.5	$723.0	$(107.5)
Investing activities	(600.5)	(465.3)	(135.2)
Financing activities	(65.3)	(226.5)	161.2
Effect of changes in foreign currency rates	(11.6)	19.3	(30.9)
Cash and cash equivalents classified as assets held for sale	—	(6.0)	6.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(61.9)	$44.5	$(106.4)
The decrease in net cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities, partially offset by higher net income. The unfavorable net changes primarily reflected the timing and size of auctions, settlement of accrued liabilities, including amounts related to the final arbitration ruling involving the former CEO, and the timing of inventory purchases. These changes were partially offset by the timing of income tax installment payments and the non-recurrence of the deposit paid to the CRA in the first quarter of 2025.

RB Global, Inc. Form 10-Q	25

The increase in net cash used in investing activities was primarily due to the acquisitions of BigIron and Blackmon, partially offset by lower capital spending.
The decrease in net cash used in financing activities was primarily due to higher borrowings under our Credit Agreement, including $300.0 million borrowed to fund the BigIron acquisition. This impact was partially offset by $500.0 million of common stock repurchases and retirements, higher repayments of finance lease and equipment financing obligations, and the first anniversary payment of deferred purchase consideration related to the J.M. Wood acquisition.
Dividend Information
All dividends that we pay are “eligible dividends” for Canadian income tax purposes, unless otherwise indicated. Refer to Item 1 – Financial Statements: Note 13. Temporary Equity, Equity and Dividends for further information regarding dividends declared and paid during and subsequent to the three months ended September 30, 2026.
Critical Accounting Policies and Estimates
At September 30, 2026, there were no material changes to our critical accounting policies, judgments, estimates and assumptions from those disclosed in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Adjusted net income available to common stockholders is calculated as net income available to common stockholders excluding the effects of adjusting items that we do not consider to be part of our normal operating results, such as stock-based compensation expense, acquisition-related and integration costs, restructuring costs, amortization of acquired intangible assets, executive transition costs and certain other items.
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

RB Global, Inc. Form 10-Q	26

The following table reconciles adjusted net income available to common stockholders and diluted adjusted EPS available to common stockholders to net income available to common stockholders and diluted EPS available to common stockholders, which are the most directly comparable GAAP measures in our condensed consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income available to common stockholders	$128.7	$80.7	$385.3	$283.1
Stock-based compensation expense	14.4	21.6	47.6	61.2
Acquisition-related and integration costs	7.8	4.0	21.7	9.8
Restructuring costs	1.6	10.2	6.4	13.1
Amortization of acquired intangible assets	75.0	72.7	221.8	209.3
Gain on disposition of property, plant and equipment	(1.5)	(1.2)	(2.4)	(1.4)
Executive transition costs	—	4.7	—	10.5
Excise tax refund	(18.2)	—	(18.2)	—
Other legal, advisory and non-income tax expense	1.4	8.1	4.8	13.0
Loss on deconsolidation and related costs	—	—	—	19.7
Debt refinancing costs	—	—	—	3.9
Related tax effects of the above	(17.7)	(28.6)	(69.7)	(78.3)
Related allocation of the above to Series A Senior Preferred Shares	(2.2)	(3.2)	(7.5)	(9.2)
Adjustment of redeemable non-controlling interest	—	5.0	(0.4)	5.0
Adjusted net income available to common stockholders	$189.3	$174.0	$589.4	$539.7
Diluted weighted average shares outstanding¹	184.2	187.1	186.2	186.7
Diluted earnings per share available to common stockholders	$0.70	$0.43	$2.07	$1.52
Diluted adjusted earnings per share available to common stockholders	$1.03	$0.93	$3.16	$2.89

[1]Earnings per share amounts are computed using the unrounded diluted weighted average shares outstanding.

RB Global, Inc. Form 10-Q	27

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
The following table reconciles adjusted EBITDA to net income, which is the most directly comparable GAAP measure in, or calculated from, our condensed consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$140.2	$95.2	$419.4	$318.2
Add: Depreciation and amortization	133.0	124.7	390.1	355.9
Add: Interest expense	49.1	48.2	135.5	145.6
Less: Interest income	(4.3)	(3.6)	(10.2)	(10.6)
Add: Income tax expense	46.3	16.5	126.3	81.9
EBITDA	364.3	281.0	1,061.1	891.0
Stock-based compensation expense	14.4	21.6	47.6	61.2
Acquisition-related and integration costs	7.8	4.0	21.7	9.8
Restructuring costs	1.6	10.2	6.4	13.1
Gain on disposition of property, plant and equipment	(1.5)	(1.2)	(2.4)	(1.4)
Excise tax refund, excluding interest	(16.8)	—	(16.8)	—
Executive transition costs	—	4.7	—	10.5
Loss on deconsolidation and related costs	—	—	—	19.7
Debt refinancing costs	—	—	—	3.9
Other legal, advisory and non-income tax expense	1.1	7.4	3.2	12.3
Adjusted EBITDA	$370.9	$327.7	$1,120.8	$1,020.1

RB Global, Inc. Form 10-Q	28

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

At and for the twelve months ended September 30,	2026	2025
Short-term debt	$10.0	$73.6
Long-term debt	3,166.7	2,568.6
Debt	3,176.7	2,642.2
Less: Cash and cash equivalents	(512.4)	(674.7)
Adjusted net debt	2,664.3	1,967.5
Net income	$528.8	$436.6
Add: Depreciation and amortization	517.6	470.4
Add: Interest expense	181.5	198.3
Less: Interest income	(14.5)	(16.5)
Add: Income tax expense	152.4	123.9
EBITDA	1,365.8	1,212.7
Stock-based compensation expense	63.1	76.4
Acquisition-related and integration costs	31.3	15.9
Restructuring costs	10.5	13.1
Gain on disposition of property, plant and equipment and related costs	(3.0)	(1.4)
Executive transition costs	43.2	12.9
(Gain) loss on divestiture and deconsolidation, net and related costs	(3.9)	19.7
Excise tax refund, excluding interest	(16.8)	—
Debt refinancing costs	—	3.9
Other legal, advisory and non-income tax expense	10.2	12.9
Adjusted EBITDA	$1,500.4	$1,366.1
Debt/net income	6.0 x	6.1 x
Adjusted net debt/adjusted EBITDA	1.8 x	1.4 x
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

RB Global, Inc. Form 10-Q	29

The following table reconciles adjusted return and adjusted ROIC to net income attributable to controlling interests, which is the most directly comparable GAAP measure in, or calculated from, our condensed consolidated financial statements:

At and for the twelve months ended September 30,	2026	2025
Net income attributable to controlling interests	$528.8	$437.2
Add:
Interest expense	181.5	198.3
Interest income	(14.5)	(16.5)
Interest, net	167.0	181.8
Tax on interest, net	(37.8)	(43.3)
Reported return	$658.0	$575.7
Stock-based compensation expense	$63.1	$76.4
Acquisition-related and integration costs	31.3	15.9
Restructuring costs	10.5	13.1
Amortization of acquired intangible assets	294.9	277.8
Gain on disposition of property, plant and equipment and related costs	(3.0)	(1.4)
Executive transition costs	43.2	12.9
(Gain) loss on divestiture and deconsolidation, net and related costs	(3.9)	19.7
Excise tax refund	(18.2)	—
Other legal, advisory and non-income tax expense	11.8	12.9
Debt refinancing costs	—	3.9
Related tax effects of the above	(105.9)	(99.6)
Adjusted return	$981.8	$907.3

Short-term debt - opening balance	$73.6	$31.4
Short-term debt - ending balance	10.0	73.6
Average short-term debt	41.8	52.5
Long-term debt - opening balance	2,568.6	2,729.3
Long-term debt - ending balance	3,166.7	2,568.6
Average long-term debt	2,867.7	2,649.0
Preferred equity - opening balance	482.0	482.0
Preferred equity - ending balance	482.0	482.0
Average preferred equity	482.0	482.0
Stockholders' equity - opening balance	5,483.5	5,209.1
Stockholders' equity - ending balance	5,298.5	5,483.5
Average stockholders' equity	5,391.0	5,346.3
Average invested capital	$8,782.5	$8,529.8

ROIC	7.5%	6.7%
Adjusted ROIC	11.2%	10.6%

RB Global, Inc. Form 10-Q	30

Adjusting Items
Three months ended September 30, 2026
•$14.4 million stock-based compensation expense.
•$7.8 million of acquisition-related and integration costs, primarily related to the J.M. Wood, BigIron and Blackmon acquisitions.
•$1.6 million of restructuring costs, primarily severance relating to organizational changes.
•$75.0 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$1.5 million gain on disposition of property, plant and equipment and related costs.
•$18.2 million of excise tax refund related to excise tax remitted in 2023 in connection with the acquisition of IAA, of which $16.8 million was recognized in other income (loss), net, and $1.4 million in interest income.
•$1.4 million of other legal, advisory, and non-income tax expense, primarily consisting of certain legal costs associated with isolated matters not expected to recur in the ordinary course of business.
Nine months ended September 30, 2026
•$47.6 million stock-based compensation expense.
•$21.7 million of acquisition-related and integration costs, primarily related to the J.M. Wood, BigIron and Blackmon acquisitions.
•$6.4 million of restructuring costs, primarily severance relating to organizational changes.
•$221.8 million amortization of acquired intangible assets from completed acquisitions, primarily IAA.
•$2.4 million gain on disposition of property, plant and equipment and related costs.
•$18.2 million of excise tax refund related to excise tax remitted in 2023 in connection with the acquisition of IAA, of which $16.8 million was recognized in other income (loss), net, and $1.4 million in interest income.
•$4.8 million of other legal, advisory, and non-income tax expense, primarily consisting of certain legal costs associated with isolated matters not expected to recur in the ordinary course of business, offset by the recovery of accrued non-income taxes (DST) relating to the period of January 1, 2022 to June 30, 2024 of $5.8 million.
•$0.4 million adjustment of redeemable non-controlling interest to the final redemption value.
The adjusting items recognized in the comparative quarters are discussed in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.

RB Global, Inc. Form 10-Q	31

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three and nine months ended September 30, 2026 from those disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of September 30, 2026. Based on this evaluation, the CEO and CFO concluded that, as of that date, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated, communicated to management as appropriate, and recorded, processed, summarized, and reported within the time periods specified by Securities and Exchange Commission rules and forms.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

RB Global, Inc. Form 10-Q	32

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
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
Common stock repurchase activity during the three months ended September 30, 2026 was as follows (in millions, except number of shares and average price paid per share):

Periods	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
July 1 to July 31, 2026	—	$—	—	$350.00
August 1 to August 31, 2026	3,918,078	89.33	3,918,078	—
September 1 to September 30, 2026	—	—	—	500.00
	3,918,078	89.33	3,918,078

1 On March 9, 2026, the Company announced that its board of directors authorized a new share repurchase program and on March 18, 2026 launched a Normal Course Issuer Bid ("NCIB"). On September 15, 2026, the Toronto Stock Exchange approved an amendment to the NCIB increasing the maximum number of common shares that may be repurchased to the lesser of (a) 14,224,129 common shares and (b) that number of Company common shares worth an aggregate of $1.0 billion.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5:    OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as follows:
•Jim Kessler, our Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement on August 28, 2026, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and scheduled to terminate on or before September 1, 2027. Under the trading arrangement, up to an aggregate of approximately 84,500 shares of common stock are available to be sold by the broker on particular dates.

RB Global, Inc. Form 10-Q	33

ITEM 6:    EXHIBITS
Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Exhibit Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

RB Global, Inc. Form 10-Q	34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RB GLOBAL, INC.

Dated: November 9, 2026	By:	/s/ Jim Kessler
Jim Kessler Chief Executive Officer

Dated: November 9, 2026	By:	/s/ Steve Steinberg
Steve Steinberg Chief Financial Officer

RB Global, Inc. Form 10-Q	35